Form 10-Q
period 1996-09-30
CYMER INC
filed 1996-11-14
CIK 897067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                               OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 For the transition period from __________ to ____________

                         Commission file number 0-21321

                                   CYMER, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                                                 33-0175463
 (State or other jurisdiction of incorporation or               (I.R.S. Employer Identification No.)
                 organization)

        16275 Technology Drive, San Diego, CA                   92127
       (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code      (619) 487-2442

    Former name, former address and former fiscal
         year, if changed since last report.                     N/A



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __ __         No __X__

The number of shares of Common Stock, $0.001 par value per share, outstanding on October 31, 1996 was 12,391,396.

                                   CYMER, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                                PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          Balance Sheets as of September 30, 1996 and                              3
              December 31, 1995

          Statements of Operations for the three and nine months                   5
              ended September 30, 1996 and 1995

          Statements of Cash Flows for the nine months                             7
              ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements                               9

ITEM 2.   Management's Discussion and Analysis of Financial                        13
              Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                        26

ITEM 4.   Submission of Matters to a Vote of Security Holders                      26

ITEM 6.   Exhibits                                                                 26

SIGNATURE PAGE                                                                     27

                          PART I. FINANCIAL INFORMATION

CYMER, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(In thousands, except share data)


                                                                               SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                            1996            1995
                                                                               (unaudited)     (unaudited)
Current Assets:
   Cash and cash equivalents                                                      $21,048        $2,015
   Accounts receivable                                                             16,581         4,832
   Inventories                                                                     15,156         5,315
   Prepaid expenses and other assets                                                  920           306
                                                                               -----------     ---------

          Total current assets                                                     53,705        12,468

Property - net                                                                      9,224         3,053
Other Assets                                                                          200            98
                                                                               -----------     ---------

TOTAL ASSETS                                                                      $63,129       $15,619
                                                                               ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Revolving loan and security agreements                                          $2,000        $2,786
   Advances against commercial drafts                                               3,311         1,305
   Accounts payable                                                                 6,806         2,369
   Accrued liabilities                                                              4,108         1,187
   Deferred revenue                                                                   255           951
   Current portion of capital lease obligations                                       171            25
   Income taxes payable                                                               554
                                                                               -----------     ---------

          Total current liabilities                                                17,205         8,623
                                                                               -----------     ---------

Deferred Rent                                                                         418           369
                                                                               -----------     ---------
Capital Lease Obligations                                                             352            48
                                                                               -----------     ---------

Committment and Contingencies (Note 6)
Redeemable convertible preferred stock - authorized -
     9,834,880 shares; $.01 stated par value; issued and
     outstanding 0 and 6,496,000 shares (liquidation preference -
     $28,409 at December 31, 1995)                                                               28,409
                                                                                               --------

Stockholders' Equity (Deficit):
   Preferred Stock:  5,000,000 shares authorized, $0.001 par
     value, no shares issued or outstanding
   Common stock - authorized - 25,000,000 shares; $0.001 par
     value, issued and outstanding 12,374,000 shares                                   12
   Common stock - authorized - 15,000,000 shares; $0.01 stated
     par value, issued and outstanding 1,160,000 shares                                              12
   Paid-in capital                                                                 56,503           195
   Accumulated deficit                                                           (10,968)       (21,832)
   Cumulative translation adjustment                                                (393)          (205)
                                                                                 ---------     ---------

          Total stockholders' equity (deficit)                                     45,154       (21,830)
                                                                                 ---------     ---------

TOTAL                                                                             $63,129       $15,619
                                                                                 =========     =========

See Notes to Consolidated Financial Statements

CYMER, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30,1996 AND 1995
(In thousands, except per share data)


                                                         For the three months    For the nine months
                                                          ended September 30      ended September 30
                                                         --------------------    --------------------
                                                          1996         1995       1996         1995
                                                     (unaudited)  (unaudited) (unaudited)  (unaudited)

REVENUES:
   Product sales                                         $17,785      $4,892     $35,553     $10,350
   Other                                                     461         827       1,875       2,648
                                                         --------    --------    --------    --------

          Total revenues                                  18,246       5,719      37,428      12,998

COSTS AND EXPENSES:
   Cost of product sales                                  10,032       2,893      20,961       6,135
   Research and development                                3,229       1,773       7,478       4,693
   Sales and marketing                                     1,678         652       3,503       1,663
   General and administrative                                964         324       2,267         827
                                                         --------    --------    --------    --------

          Total costs and expenses                        15,903       5,642      34,209      13,318
                                                         --------    --------    --------    --------

OPERATING INCOME (LOSS)                                    2,343          77       3,219        (320)
                                                         --------    --------    --------    --------

OTHER INCOME (EXPENSE):
   Foreign currency exchange gain - net                      256          73         644         240
   Interest and other income                                  16           6          43          27
   Interest and other expense                               (227)        (68)       (375)       (206)
                                                         --------    --------    --------    --------

          Total other income (expense) - net                  45          11         312          61
                                                         --------    --------    --------    --------

Income (Loss) Before Provision for Income Taxes            2,388          88       3,531        (259)
Provision for Income Taxes                                   382                     568          36
                                                         --------    --------    --------    --------

NET INCOME (LOSS)                                         $2,006         $88      $2,963       ($295)
                                                         ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE:

   Earnings per share                                      $0.20                   $0.29
                                                         ========                ========
   Weighted average common and common
          equivalent shares outstanding                   10,055                  10,055
                                                         ========                ========
   Pro forma earnings (loss) per share                                 $0.01                  ($0.04)
                                                                     ========                ========
   Pro forma weighted average common and
          common equivalent shares outstanding                         6,937                   6,937
                                                                     ========                ========

See Notes to Consolidated Financial Statements

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(In thousands)


                                                                                          For the nine months
                                                                                          ended September 30,
                                                                                  --------------------------------
                                                                                       1996                1995
                                                                                    (unaudited)        (unaudited)
OPERATING ACTIVITIES:
   Net income (loss)                                                                      $2,963              ($290)
   Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
     Depreciation and amortization                                                         1,405                640
     Change in assets and liabilities:
       Accounts receivable                                                               (12,180)            (2,285)
       Inventories                                                                        (9,914)            (2,284)
       Prepaid expenses and other assets                                                    (757)              (405)
       Accounts payable                                                                    4,079                614
       Accrued liabilities                                                                 3,341                293
       Income taxes payable                                                                  554
       Deferred revenue                                                                     (684)               337
       Deferred rent                                                                          49                 20
                                                                                  ---------------     --------------
          Net cash used for operating activities                                         (11,144)            (3,360)
                                                                                  ---------------     --------------

INVESTING ACTIVITIES:
    Acquisition of property                                                               (7,070)            (1,242)
    Disposal of property                                                                      16                150
                                                                                  ---------------     --------------
          Net cash used for investing activities                                          (7,054)            (1,092)

FINANCING ACTIVITIES:
   Net (payments) borrowings under revolving loan and
          security agreements                                                               (786)             1,420
   Proceeds from issuance of redeemable convertible preferred stock                        5,833              2,607
   Proceeds from issuance of common stock                                                 29,981                (18)
   Net advances against (discounting of) commercial drafts                                 2,177               (947)
   Payments on capital lease obligations                                                    (105)               (12)
                                                                                  ---------------     --------------
          Net cash provided by financing activities                                       37,100              3,050
                                                                                  ---------------     --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                           131                (30)
                                                                                  ---------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                        19,033             (1,432)

CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                                          2,015              2,326
                                                                                  ---------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $21,048               $894
                                                                                  ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Interest paid                                                                          $  340              $ 105
                                                                                  ===============     ==============
   Income taxes paid                                                                      $   11              $  28
                                                                                  ===============     ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Capital lease obligations incurred for furniture and equipment                          $573                $46
                                                                                  ===============     ==============

    Net book value of property transferred to inventory for resale                                             $150
                                                                                                      ==============

    Conversion of subordinated promissory notes and related
       interest payable to redeemable convertible preferred stock                                            $3,755
                                                                                                      ==============

See Notes to Consolidated Financial Statements

                                   CYMER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

1    BASIS OF PRESENTATION

         The accompanying consolidated financial information has been prepared by Cymer, Inc. and its wholly-owned subsidiary, Cymer Japan, Inc., (collectively the "Company"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

         Reincorporation and Recapitalization - The Company's Board of Directors and stockholders approved a reincorporation into the State of Nevada that became effective on August 21, 1996. In connection with the reincorporation, the Company increased its authorized common stock to 25,000,000 shares. The Board of Directors and stockholders also approved the creation of a new class of 5,000,000 shares of undesignated preferred stock which was authorized on the closing of the Company's initial public offering.

         The Company closed its initial public offering on September 18, 1996. The offering resulted in the issuance of 3,508,532 shares of common stock at $9.50 per share, netting approximately $31.0 million to the Company. Upon the offering, all outstanding redeemable convertible preferred stock and stock warrants were converted into common stock (Note 4).

         Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc. and its wholly-owned subsidiary, Cymer Japan, Inc., (collectively, the "Company"). The Company primarily sells its excimer lasers in Japan through Cymer Japan, Inc. All significant intercompany balances have been eliminated in consolidation.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         Earnings Per Share - Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are to be considered additional outstanding stock and have no dilutive effect on earnings per share. Stock options and warrants are considered to be common stock equivalents. Primary earnings per share is not significantly different from fully diluted earnings per share for any of the periods indicated.

         Pro Forma Earnings (Loss) Per Share - Pro forma earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method and assumes conversion of all outstanding redeemable convertible preferred stock and the exercise of all outstanding warrants. Stock options, redeemable convertible preferred stock and warrants are considered to be common stock equivalents, except where the stock options are not assumed converted as such conversion would be antidilutive. All shares of common stock and common stock equivalents issued within twelve months of an initial public offering at a price per share less than the estimated offering price are considered to be outstanding for all periods presented in the same manner as a stock split. Accordingly, all shares of common stock and common stock equivalents issued subsequent to August 1995 at a price per share below the estimated offering price are considered to be outstanding for all periods presented.

         Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form S-1 filing for the period ended June 30, 1996. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.    BALANCE SHEET DETAILS

                                                        September 30,                    December 31,
                                                            1996                             1995
                                                  -------------------------        -------------------------
INVENTORIES:
     Raw Materials                                  $     6,236                      $     2,114
     Work-in-progress                                     7,028                            2,232
     Finished goods                                       1,892                              969
                                                  -------------------------        -------------------------

           Total                                    $    15,156                      $     5,315
                                                  =========================        =========================

PROPERTY - at cost:
     Furniture and equipment                        $     8,267                      $     4,113
     Capitalized lasers                                   3,108                            1,788
     Leasehold improvements                               1,718                              245
     Construction in process                                988                              587
                                                  -------------------------        -------------------------

     Less accumulated depreciation
         and amortization                                (4,857)                          (3,680)
                                                  -------------------------        -------------------------
                Total                               $     9,224                      $     3,053
                                                  =========================        =========================

3.    BORROWING FACILITIES

         Revolving Loan Facility - The Company had a revolving loan facility ("Loan Facility") providing for borrowings of up to $1,000,000 and guaranteed by a preferred stockholder of the Company. Interest was payable quarterly and the balance was due on the earlier of March 31, 1997 or the completion of the Company's initial public offering. The $1,000,000 balance owed plus accrued interest due against this facility was paid upon completion of the Company's initial public offering.

         Loan and Security Agreement - The Loan and Security Agreement (the "Agreement") provides for three revolving loan facilities and a loan with a bank to provide for combined borrowings of up to a maximum of $11,000,000 with interest on outstanding borrowings ranging from prime to prime plus .25%. Borrowings under the Agreement are secured by substantially all the Company's assets. The Agreement provides for the following: (i) $2,000,000 bank loan which is secured by the Company's assets, bears interest at a rate of prime plus .25% per annum, is payable in eight quarterly installments to begin December 31, 1996 through September 30, 1998; (ii) a $1,000,000 revolving bank line of credit which is also secured by the Company's assets, bears interest at a rate of prime per annum, is due March 5, 1997 and (iii) $8,000,000 under lines of credit secured by the Company's foreign receivables and inventory and guaranteed by the U.S. Export-Import Bank, which bear interest at a rate of prime per annum, and are due March 5, 1997 (as to $3,000,000) and June 27, 1997 (as to $5,000,000).
The Agreement requires the Company to maintain compliance with certain financial statement and other covenants including, among other items, limitation on additional debt, total liabilities to tangible net worth and minimum tangible net worth. As of September 30, 1996, the Company was in compliance with all such covenants. There was $2,000,000 outstanding under the Agreement at September 30, 1996.

4.    CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Upon the Company's initial public offering, all redeemable convertible preferred stock was automatically converted into common stock. The conversion of the Preferred Stock to common stock is generally on a 1 for 1 basis, subject to adjustments for stock splits, stock dividends and other items, except for the Series E Preferred Stock which was converted on an approximate 1 for 1.5 basis. Approximately 7.6 million shares of redeemable convertible preferred stock were converted into common upon the completion of the Company's initial public offering. Upon conversion of the Preferred Stock, all preferred stock dividends and other rights previously assigned ceased.

5.    STOCK PLANS

         1996 Stock Option Plan

         The Company's 1996 Stock Option Plan (the "1996 Stock Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in July 1996. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the 1996 Stock Plan. A total of 218,100 options have been granted under this plan. The 1996 Stock Plan provides for the grant of "incentive" stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option. The exercise price of incentive stock options granted under the 1996 Stock Plan must be at least equal to the fair market value of the Company's Common Stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of the Company's Common Stock on the date of grant. The maximum term of options granted under the 1996 Stock Plan is ten years.

         In the event of a merger of the Company with or into another corporation, all outstanding options may be assumed or an equivalent option substituted by the successor corporation. If the successor corporation does not assume or substitute equivalent options for the outstanding options, the exercisability of shares subject so such options will accelerate and become fully vested and exercisable. In such event, the Company shall notify the holders of outstanding options that such options are fully exercisable, and all options not exercised will then terminate 15 days after the date of such notice.

         1996 Employee Stock Purchase Plan

         The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the Company's stockholders in July 1996. The Purchase Plan is intended to qualify under
Section 423 of the Code. The Company has reserved 250,000 shares of Common Stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10.0% of his or her base compensation (excluding bonuses, overtime and sales commissions), at a price per share equal to 85.0% of the lower of (i) the fair market value of the Company's Common Stock as of the first day of each six-month offering period under the Purchase Plan or (ii) the fair market value of the Common Stock at the end of the offering period. Each offering period will commence the first day on which the national stock exchanges and the Nasdaq National Market are open for trading on or after May 1 and November 1 of each year, with the first offering period beginning on the date of the Company's offering and ending on April 30, 1997. In the event of a merger or asset sale, the offering period then in progress will be shortened so that each participant's options will be exercised before the date of the merger or sale. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year and who has been so employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

         1996 Director Option Plan

         The Company's 1996 Director Option Plan (the "Director Option Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in July 1996. The Director Option Plan went into effect upon the Company's offering. Under the Director Option Plan, the Company reserved 100,000 shares of Common Stock for issuance to non-employee directors of the Company pursuant to nonstatutory stock options. Each director who is elected or appointed to the Board of Directors subsequent to the adoption of the Director Option Plan and who is not an employee of the Company will automatically receive a nonstatutory option to purchase 10,000 shares of Common Stock of the Company on the date such person becomes a director. In addition, each non-employee director shall receive an option to acquire 2,500 shares of the Company's Common Stock upon such director's reelection at each Annual Meeting of Stockholders, provided that on such date such director shall have served on the Board of Directors for at least six months. Each option granted under the Director Option Plan shall be exercisable at 100% of the fair market value of the Company's Common Stock on the date such option was granted. Of the options granted under the Director Option Plan, 6.25% shall vest three months after their dates of grant, with an additional 6.25% vesting at the end of each subsequent three month period. The Plan shall be in effect for a term of ten years unless sooner terminated by the Board.

         In the event of a merger of the Company with or into another corporation, all outstanding options may be assumed or an equivalent option substituted by the successor corporation. Following such assumption or substitution, if the director's service terminates other than a voluntary resignation by the optionee, the option will become fully exercisable. If the successor corporation does not assume an outstanding option or substitute an equivalent option for such outstanding option, such option will become fully vested and exercisable. In such event, the Board will notify the optionee that such optionee has 30 days from the date of notice to exercise the fully vested option and the option will terminate at the end of the 30-day period.

5.    COMMITTMENT AND CONTINGENCIES

         On November 1, 1996, the Company entered into a settlement agreement for the dismissal of a patent complaint filed against the Company in September, 1996. Under the terms of the settlement, it was agreed to (i) release the Company from any claims either may have with respect to the patents and (ii) dismiss the patent infringement action with prejudice. Total payments under the agreement are to be made over a 13 year period. Such annual payments are not material to the Company's financial position or results of operations. Should the Company cease making or selling excimer lasers, or the complainants cease to maintain the patent rights, or should the patent rights be finally adjudicated to be invalid, the above payments shall cease.

         In addition, the Company has been notified of alleged infringements of certain Japanese patents related to its manufacture and sale of laser systems. The Company believes, based upon the advice of counsel, that the Company's products do not infringe any valid claim of the asserted patents.

        ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

   The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                              Three months ended    Nine months ended
                                                 September 30,        September 30,
                                                 -------------       ---------------
                                               1996       1995       1996       1995
                                               ----       ----       ----       ----
Revenues:
     Product sales                             97.5%      85.5%      95.0%      79.6%
     Other                                      2.5       14.5        5.0       20.4
                                              -----      -----      -----      -----
               Total revenues                 100.0%     100.0%     100.0%     100.0%

Cost and expenses:
     Cost of product sales                     55.0       50.6       56.0       47.2
     Research and development                  17.7       31.0       20.0       36.1
     Sales and marketing                        9.2       11.4        9.4       12.8
     General and administrative                 5.3        5.7        6.0        6.4
                                              -----      -----      -----      -----
               Total costs and expenses        87.2       98.7       91.4      102.5
                                              -----      -----      -----      -----

Operating income (loss)                        12.8        1.3        8.6       (2.5)
Other income net                                0.2        0.2        0.8        0.5
                                              -----      -----      -----      -----

Income (loss) before provision for
     income taxes                              13.1        1.5        9.4       (2.0)


Provision for income taxes                      2.1                   1.5        0.3
                                              -----      -----      -----      -----

Net income (loss)                              11.0%       1.5%       7.9%      (2.3)%
                                               =====      =====      =====      =====

Gross margin on product sales                  43.6%      40.9%      41.0%      40.7%
                                               =====      =====      =====      =====

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

         REVENUES. The Company's total revenues consist of product sales, which include sales of laser systems and spare parts and service and training revenues, and other revenues, which primarily includes revenues from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

         Product sales increased 264% from $4.9 million in the three months ended September 30, 1995 to $17.8 million in the three months ended September 30, 1996, primarily due to increased sales of DUV photolithography laser systems. A total of 41 laser systems were sold in the three month period ended September 30, 1996 compared to 12 laser systems in the three month period ended September 30, 1995. Funded development revenues decreased 44% from $827,000 for the three months ended September 30, 1995 to $461,000 in the three months ended September 30, 1996, primarily due to the completion in 1995 of a laser research project sponsored by SEMATECH.

         The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 78%, 54%, 69% and 82% of the Company's sales in 1993, 1994, 1995 and the first nine months of 1996, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 68%, 33%, 50% and 57% of revenues from 1993, 1994, 1995 and the first nine months of 1996, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.

         COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead. Cost of product sales rose 247% from $2.9 million for the three months ended September 30, 1995 to $10.0 million for the three months ended September 30, 1996. The gross margin on these sales increased to 43.6% for the three months ended September 30, 1996 from 40.9% for the same three month period in 1995 as the increase in sales over the period absorbed more of the overhead costs associated with manufacturing.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing product support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 82% from $1.8 million in the three months ended September 30, 1995 to $3.2 million in the three months ended September 30, 1996, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 31.0% to 17.7% in the respective periods due to the growth in the Company's revenues.

         SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 157% from $652,000 for the three months ended September 30, 1995 to $1.7 million in the three months ended September 30, 1996 due primarily to increased sales commissions and increased sales support efforts and marketing activities as more lasers were placed in the field. As a percentage of total revenues, such expense declined from 11.4% to 9.2% in the respective periods due to the growth in the Company's revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. These expenses increased 198% from $324,000 in the three months ended September 30, 1995 to $964,000 for the three months ended September 30, 1996 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 5.7% to 5.3% in the respective periods.

         OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the U.S. dollar. Other income increased from $11,000 for the three months ended September 30, 1995 to $45,000 for the three months ended September 30, 1996. Foreign currency exchange gains totaled $73,000 and interest expense totaled $68,000 for the three months ended September 30, 1995 compared to $256,000 and $227,000, respectively, for the three months ended September 30, 1996.

         The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar due to the fact that sales by the Company to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to the Company.

         PROVISION FOR INCOME TAXES. There was no provision for income taxes in the three month period ended September 30, 1995 as the income was minimal for the period and the Company had net operating loss carryforwards which would absorb any income tax effect. The tax provision of $382,000 for the three months ended September 30, 1996 was attributable to the operating income generated in the three month period taking into account net operating loss carryforward effects from previous periods. At September 30, 1996, the Company had $2.7 million in federal and state net operating loss carryforwards which may be offset against future income.


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


         REVENUES. Product sales increased 244% from $10.4 million in the nine months ended September 30, 1995 to $35.6 million in the nine months ended September 30, 1996, primarily due to increased sales of DUV photolithography laser systems. A total of 83 laser systems were sold in the nine month period ended September 30, 1996 compared to 23 laser systems in the nine month period ended September 30, 1995. Funded development revenues decreased 29% from $2.6 million for the nine months ended September 30, 1995 to $1.9 million in the nine months ended September 30, 1996, primarily due to the completion in 1995 of a laser research project sponsored by SEMATECH.

         COST OF PRODUCT SALES. Cost of product sales rose 242% from $6.1 million for the nine months ended September 30, 1995 to $21 million for the nine months ended September 30, 1996. The gross margin on these sales increased to 41.0% for the nine months ended September 30, 1996 from 40.7% for the same nine month period in 1995 as the increase in sales over the period absorbed more of the overhead costs associated with manufacturing.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 59% from $4.7 million in the nine months ended September 30, 1995 to $7.5 million in the nine months ended September 30, 1996, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 36.1% to 20.0% in the respective periods due to the growth in the Company's revenues.

         SALES AND MARKETING. Sales and marketing expenses increased 111% from $1.7 million for the nine months ended September 30, 1995 to $3.5 million in the nine months ended September 30, 1996 due primarily to increased sales commissions and increased sales support efforts and marketing activities as more lasers were placed in the field. As a percentage of total revenues, such expenses declined from 12.8% to 9.4% in the respective periods due to the growth in the Company's revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 174% from $827,000 in the nine months ended September 30, 1995 to $2.3 million for the nine months ended September 30, 1996 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 6.4% to 6.0% in the respective periods.

         OTHER INCOME (EXPENSE). Other income increased from $61,000 for the nine months ended September 30, 1995 to $312,000 for the nine months ended September 30, 1996. Foreign currency exchange gains totaled $240,000 and interest expense totaled $206,000 for the nine months ended September 30, 1995 compared to $644,000 and $375,000, respectively, for the nine months ended September 30, 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes was insignificant in the nine months ended September 30, 1995 and primarily represented taxes in Japan for research and development revenues generated from agreements with Seiko. The tax provision of $568,000 for the nine months ended September 30, 1996 was primarily attributable to income generated in the second and third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity has been the cash flow generated from the Company's September 18, 1996 initial public offering, which netted approximately $30 million (after expenses), the private sale of equity securities over the Company's ten year history totaling approximately $27.1 million and short term bank borrowings. As of September 30, 1996, the Company had approximately $21.0 million in cash and cash equivalents, $36.5 million in working capital and $5.8 million in bank and other debt.

         Net cash used in operating activities was approximately $3.4 million for the nine months ended September 30, 1995 and $11.1 million for the nine months ended September 30, 1996. The increase in cash used in operations in the nine months ended September 30, 1996 was primarily attributable to an increase in accounts receivable and inventory as the working capital requirements of the Company increased due to the business expanding during this period.

         Net cash used for investing activities was approximately $1.1 million for the nine months ended September 30, 1995 as compared to $7.1 million for the nine months ended September 30, 1996. These expenditures were primarily for the purchase of computer equipment, test equipment, research and development tools, a management information system, and particularly during the nine months ended September 30, 1996, manufacturing process machinery and tenant improvements in the manufacturing area in order to accommodate the business expansion for the period.

         The Company's financing activities provided net cash of approximately $3.1 million and $37.1 million for the nine months ended September 30, 1995 and 1996, respectively. During the nine months ended September 30, 1995, the Company sold Redeemable Convertible Preferred Stock for approximately $2.6 million, increased its bank borrowings by $1.4 million and reduced advances against commercial drafts by $947,000. In the nine months ended September 30, 1996, the Company received net proceeds of approximately $30.0 million (after expenses) from their September 18, 1996 initial public offering, received net proceeds of approximately $5.8 million from the sale of Redeemable Convertible Preferred Stock, and increased advances against commercial drafts by $2.2 million.

         The Company has available line of credit arrangements with a bank permitting borrowings of up to $11.0 million. These borrowings are secured by substantially all of the Company's assets, including its intellectual property, and provide for the following facilities: (i) a $5.0 million revolving line of credit expiring June 27, 1997, which is based on eligible accounts receivable of the Company's Japanese subsidiary and eligible inventory of the Company and its subsidiary and is partially guaranteed by the Export-Import Bank of the United States; (ii) a $3.0 million revolving line of credit expiring March 5, 1997 based on eligible international accounts receivable and inventory (excluding Japan) and partially guaranteed by the Export-Import Bank of the United States;
(iii) a $1.0 million domestic revolving loan facility expiring March 5, 1997 based on eligible domestic accounts receivable; and (iv) a $2.0 million term loan facility which is due September 30, 1998. The Company also has through its subsidiary in Japan a Y500 million credit facility for the discounting of customer promissory notes, under which Y369 million ($3.3 million) was outstanding as of September 30, 1996. The Company also has two foreign currency exchange facilities.

         On November 1, 1996, the Company entered into a settlement agreement for the dismissal of a patent complaint filed against the Company in September, 1996. Under the terms of the settlement, it was agreed (i) release the Company from any claims either may have with respect to the patents and (ii) dismiss the patent infringement action with prejudice. Total payments under the agreement are to be made over a 13 year period. Such annual payments are not material to the Company's financial position or results of operations. Should the Company cease making or selling excimer lasers, or the complainants cease to maintain the patent rights, or should the patent rights be finally adjudicated to be invalid, the above payments shall cease.

         The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of the Company's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the next 12 months, principally to fund the Company's manufacturing expansion. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         The last paragraph under the heading "--Liquidity and Capital Resources" contains forward-looking statements. The Company may from time to time make additional written and oral forwarding-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

         Likely Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past fluctuated and are likely in the future to fluctuate significantly depending upon a variety of factors. Such Factors may include: the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries; cyclicality in the market for semiconductor manufacturing equipment; the timing and size of orders from the Company's small base of customers; the ability of the Company to manufacture, test and deliver laser systems in a timely and cost effective manner; the ability of the Company's competitors to obtain orders from the Company's customers; the timing of new product announcements and releases by the Company and its competitors; the entry of new competitors into the market for DUV photolithography illumination sources; the ability of the Company to manage its costs as it begins to supply its products in volume; and the Company's ability to manage effectively its exposure to foreign currency exchange rate fluctuations, principally with respect to the yen (in which sales by the Company's Japanese subsidiary are denominated).

         The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of systems, which are priced at up to $450,000. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems, or even one system, are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays.
The Company had a backlog of orders at September 30, 1996 of approximately $52.1 million for shipment during the 12 months ending September 30, 1997. However, customers may cancel or delay orders with little or no penalty, and because of the Company's limited experience in producing lasers in volume, there can be no assurance that the Company will recognize revenue on any significant portion of this backlog. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty.

         The Company believes that semiconductor manufacturers are currently developing capability for pilot production of 0.25um devices. The Company also believes that demand for its excimer lasers for DUV photolithography tools is currently being driven by the efforts to develop such capability. Once semiconductor manufacturers have acquired such capability, the Company believes that they will not invest in DUV photolithography tools to expand their capacity to manufacture 0.25um devices until such time as their sales forecasts justify such investment. As a result, the Company believes that once current demand is satisfied, the Company's revenues could flatten or even decline in future periods before resuming growth in response to future demand, if any. Accordingly, the Company currently expects that demand for its DUV excimer lasers, and thus its revenues, may decrease in the second half of 1997, as compared to the first half of 1997.

         Recently, the Company has significantly increased the scale of its operations and its manufacturing capacity, including hiring additional personnel and substantially increasing the number of systems in production. This expansion has resulted in higher materials and work-in-process inventory levels and significantly higher operating expenses, and has required the Company to implement a variety of new systems, procedures and controls. Based on its backlog of orders at September 30, 1996, the Company expects to continue to increase its inventories and operating expenses. If orders received by the Company do not result in sales, or if the Company is unable to sustain its revenues at anticipated levels, the Company's operating results would be materially adversely affected.

         Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

         History of Losses; Unpredictability of Future Operating Results. The Company was founded in 1986 and shipped its first prototype laser system in 1988. Although the Company's revenues have increased over the last three years and each of the last six quarters, the Company has incurred annual operating losses since inception and incurred an operating loss in the quarter ended March 31, 1996. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period. The Company's history of annual and quarterly operating losses, its substantial expansion in manufacturing capacity, its limited experience in supplying products in volume and the difficulty of predicting the demand for its products, among other factors, make the prediction of future operating results difficult if not impossible.

         Risk of Excessive Inventory Buildups by Photolithography Tool Manufacturers. Substantially all of the Company's customers are photolithography tool manufacturers, which in turn sell their systems to semiconductor manufacturers. Over the past year, the Company's customers have substantially increased their forecasted shipments of DUV photolithography tools. The Company believes that the increase in demand for DUV photolithography tools coupled with the dependence of the manufacturers of these tools on a limited number of laser suppliers may have caused a degree of over-ordering of the Company's products. The Company is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that the Company will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in the Company's revenues and operating results in future periods as such inventories are brought into balance.

         Risks Associated with Rapid and Substantial Manufacturing Expansion. To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufacturers and tests its photolithography laser systems. This increase would follow a nearly seven-fold increase in the manufacturing rate from December 1995 to September 1996. The Company is currently unable to manufacture and test its photolithography laser systems fast enough to fill orders and is behind on its delivery schedules. While the Company is not aware of any order cancellations as a result of these delays, such delays, if they continue or recur, increase the risk that customers will cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's results of operations.

         In addition to increasing manufacturing capacity at its facilities in San Diego, California, the Company is also seeking to qualify Seiko Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its photolithography lasers. While the Company is seeking to have Seiko begin limited production of lasers for the Company in 1996, there can be no assurance that Seiko will be successfully qualified and commence production on schedule. The failure of Seiko to be so qualified or to commence production on schedule could have a material adverse effect on the Company's business, financial condition and results of operations.

         Seiko has been advised by Komatsu, Ltd. ("Komatsu"), a competitor of the Company, that certain aspects of the Company's lasers might infringe a patent that has been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under that patent against Seiko if Seiko engages in manufacturing activities for the Company. Cymer has been advised by its patent counsel that in the opinion of such firm the Company's products do not infringe any valid claims included in the Komatsu patent. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to commence manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet the anticipated demand for its products could be materially adversely affected.

         Dependence on Key Suppliers. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components and pre-ionizer tubes used in the Company's lasers. In addition, the Company is increasingly outsourcing the manufacture of various subassemblies. Although to date the Company has been able to obtain adequate supplies of its components and subassemblies in a timely manner from existing sources, the Company has only recently commenced volume production of its laser systems. The Company believes that its recent manufacturing expansion has significantly strained the production capacity of certain key suppliers, including suppliers of optical components and pre-ionizer tubes. If the Company is unable to obtain sufficient quantities of components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Single Product Line. The Company's only product line is excimer lasers, the primary market for which is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for the Company's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools. Impediments to such adoption include a shortage of engineers with experience implementing, utilizing and maintaining DUV photolithography systems that incorporate excimer laser illumination sources, instability of photoresists used in DUV photolithography and a shortage of specialized glass used in DUV optics. There can be no assurance that such impediments can or will be overcome, and, in any event, such impediments may materially reduce the demand for the Company's products. In addition, to the extent that such manufacturers are able to produce semiconductors with smaller critical feature sizes by extending the performance capabilities of mercury lamp illumination sources used in existing i-line or DUV photolithography tools, the demand for the Company's products would also be materially reduced. Further, if the Company's customers experience reduced demand for DUV photolithography tools, or if the Company's competitors are successful in obtaining significant orders from such customers, the Company's results of operations would be materially adversely affected.

         Limited Production Use of Excimer Lasers. The Company first shipped its lasers for photolithography applications in 1988. The Company is not aware of any semiconductor manufacturer using the Company's laser for volume production of semiconductor devices. There can be no assurance that the Company's products will meet production specifications when subjected to prolonged and intense use in volume production in semiconductor manufacturing processes. If any semiconductor manufacturer is not able to successfully achieve volume production using the Company's lasers, the Company's reputation with semiconductor manufacturers or the limited number of photolithography tool manufacturers could be damaged, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography total business and collectively accounted for approximately 65% and 91% of the Company's total revenues in 1995 and the nine months ended September 30, 1996, respectively. Sales to ASM Lithography, Canon, Nikon and
SVG Lithography accounted for approximately 18%, 19%, 27% and 1%, respectively, of total revenues in 1995 and approximately 25%, 31%, 24% and 11%, respectively, of total revenues in the nine month period ended September 30, 1996. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 to 285 between December 31, 1995 and September 30, 1996. The Company also substantially increased its manufacturing capacity during that period and installed a new management information system. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, procedures and controls, including accounting and other internal management systems, and its quality control, delivery and field service and customer support capabilities. The Company will also be required to manage effectively its expanding international operations, including the operations of its Japanese subsidiary, its field service and support presence in Asia and Europe and its qualification of Seiko as a manufacturer of its photolithography lasers. There can be no assurance that the Company will be able to successfully expand its operations, effect timely deliveries of its products or maintain the product quality and reliability required by its customers. The Company has experienced, and may continue to experience, delays in deliveries to customers as a result of its inability to increase its manufacturing capacity fast enough to meet demand. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

         Dependence on Semiconductor Industry. Substantially all of the Company's revenues are derived from photolithography tool manufacturers that in turn depend on the demand for their products from semiconductor manufacturers. Semiconductor manufacturers correspondingly depend on the demand from manufacturers of end-products or system that use semiconductors. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which often have had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment. In addition, the Company believes that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain extensive ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The Company currently has two significant competitors in the market for excimer laser systems for photolithography applications. Lambda-Physik R&D ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc. ("Coherent"), and Komatsu, Ltd., located in Japan. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than does the Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume for photolithography applications, the Company believes that both companies are aggressively seeking to gain larger positions in this market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers will consider further purchases, in part as a result of delays in deliveries by the Company in recent months as the Company has been seeking to expand its manufacturing capacity. The Company also believes that its customers are actively seeking a second source for excimer lasers. Furthermore, photolithography tool manufacturers may seek to develop or acquire the capability to manufacture internally their own excimer lasers. In the future, the Company will likely experience competition from other technologies, such as X-ray, electron beam and ion projection processes. To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and in sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

         Rapid Technological Change; New Product Introductions. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its excimer laser products and their process capabilities and to develop and manufacture new products with improved capabilities. In order to enhance and improve its products and develop new products, among other things, the Company must work closely with its customers, particularly in the product development stage, to integrate its lasers with its customer's photolithography tools. There can be no assurance that future technologies, such as X-ray, electron beam and ion projection processes, will not render the Company's excimer laser products obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner that satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business, financial condition and results of operations.

         Need to Expand Field Service and Support Organization. The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, the Company believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, the Company intends to expand its direct support infrastructure in Japan and Europe, expand its field service and support in Korea through an independent firm, and establish a joint service and support capability with an independent firm to serve Taiwan and Southeast Asia. The establishment of these activities will entail recruiting and training qualified personnel, identifying qualified independent firms and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. There can be no assurance that the Company will be able to attract qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks Associated with Customer-Funded Research and Development. The Company has in the past funded a significant portion of its research and development expenses from research and development revenues received from photolithography tool manufacturers and from SEMATECH, a semiconductor industry consortium, in connection with the design and development of specific products. The Company's staffing levels and other expenditures for research and development are, in part, determined by the level of funding that the Company expects to receive for specific projects. No assurance can be given that the Company will continue to generate research and development revenues to offset a sufficient portion of its product development costs. Any material cancellation of this funding or a failure to secure research and development funding commensurate with the Company's expectations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the recognition of research and development revenues is dependent on the Company accomplishing certain research and development milestones. If such milestones are not achieved, the Company will not recognize the associated research and development revenues, which could have a material adverse effect on its business, financial condition and results of operations. Although the Company anticipates that it will continue to receive research and development revenues in the future, there can be no assurance that this level of support will be maintained at past levels, and the Company believes that such revenues will constitute a decreasing percentage of its overall revenues. As a result, the Company may have to bear a greater proportion of the cost of design and development of its products which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company's arrangements with photolithography tool manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by the Company, there can be no assurance that disputes over the ownership or rights to use or market such intellectual property will not arise between the Company and such parties. Any such dispute could result in restrictions on the Company's ability to market its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations abilities, than on patents, copyrights trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents, and as of September 30, 1996 the Company owned 16 United States patents covering certain aspects of technology associated with excimer lasers which expire from May 2008 to December 2011 and had applied for 12 additional patents in the United States, three of which have been allowed. As of September 30, 1996 the Company had filed 34 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

         Others may have filed and in the future may file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

         The Company also relies upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its confidential and proprietary information. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

         The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties.

         In July 1996, the Company's prospective Japanese manufacturing partner, Seiko, was notified by Komatsu, one of the Company's competitors, that certain aspects of the Company's lasers might infringe certain claims furnished by Komatsu to Seiko that Komatsu advised Seiko were included in a patent application filed by Komatsu in Japan (the "Patent Claims"). Seiko in turn notified the Company of this claim. In connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify Seiko against such claims under certain circumstances. A patent has now been issued by the Japanese Patent Office covering the Patent Claims and Komatsu has advised Seiko of its intention to enforce its rights under that patent against Seiko if Seiko engages in manufacturing activities for the Company. The Company has been advised by its patent counsel in this matter, Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, which is relying in part on the opinion of the Company's Japanese patent counsel, that in the opinion of such firm the Company's products do not infringe any valid Patent Claims. However, there can be no assurance that litigation will not ensue with respect to these claims or that the Company and Seiko would ultimately prevail in any such litigation.

         Any patent litigation would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially adversely affect the Company's business, financial condition and results of operations.

         The Company has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations in certain countries. In Japan, the Company's application for registration was rejected on the grounds that it is similar to a trademark previously registered by a Japanese company for a broad range of products. The Company is seeking a partial nullification of the other registration with respect to laser devices and related components and does not believe that the holder of the other trademark is engaged in any business similar to that of the Company. For this reason, the Company is continuing to use the trademark CYMER in Japan and believes that it will ultimately be permitted to register such mark for use with its products and that it is not infringing the other company's trademark. There can be no assurance that the Company will ultimately succeed in its efforts to register its trademark in Japan or that it will not be subjected to an action for trademark infringement, which could be costly to defend and, if successful, would require the Company to cease use of the mark and, potentially, to pay damages.

         Dependence on Key Personnel. The Company is highly dependent on the services of a number of key employees in various areas, including engineering, research and development, sales and marketing and manufacturing. In particular, there are a limited number of experts in excimer laser technology and competition for such personnel is intense. The Company has in the past experienced difficulty in hiring personnel, including experts in laser technology. The Company believes that, to a large extent, its future success will depend upon the continued services of its engineering, research and development, sales and marketing and manufacturing personnel and on its ability to attract and retain highly skilled personnel in each of these areas. The Company does not have employment agreements with any of its employees, and there is no assurance that the Company will be able to retain its key employees. The failure of the Company to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operation.

         Risks of International Sales and Operations. Approximately 54%, 69% and 82% of the Company's revenues in 1994, 1995 and the nine months ended September 30, 1996, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, the Company maintains a subsidiary in Japan, is expanding its field service and support operations in Japan and Europe, is working with an independent firm to expand field service and support in Korea, is seeking to establish with an independent firm a joint field service and support capability to serve Taiwan and Southeast Asia, and is seeking to qualify Seiko as a manufacturer of its products in Japan. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Further, while the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar due to sales by the Company to its Japanese subsidiary being denominated in dollars, and sales by the subsidiary to customers in Japan being denominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's results of operations or financial condition. In the future, the Company could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard.

         The Company's products are subject to numerous foreign government standards and regulations that are continually being amended. Although the Company endeavors to meet foreign technical and regulatory standards, there can be no assurance that the Company's products will continue to comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for the Company to redesign its products to comply with such standards and regulations. The inability of the Company to design or redesign products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations.

         Environmental and Other Government Regulations. Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances used in the Company's manufacturing process and on the facility leased by the Company. The Company believes that its activities conform to present governmental regulations applicable to its operations and its current facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of such measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

         Risks of Product Liability Claims. The Company faces a significant risk of exposure to product liability claims in the event that the use of its products results in personal injury or death, and there can be no assurance that the Company will not experience material product liability losses in the future. The Company maintains insurance against product liability claims in the amount of $5.0 million per occurrence and $6.0 million in the aggregate, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         In November, 1993, the registrant was notified by Coherent, Inc. ("Coherent"), the parent corporation of Lambda Physik, one of the registrant's competitors, that certain aspects of the registrant's products might infringe upon a patent owned by Coherent. In June, 1996, the registrant was notified by Coherent that certain aspects of its products might infringe a second patent owned by Coherent. In September, 1996, Coherent and Lambda-Physik commenced a patent infringement action against the registrant with respect to the first patent in the United States District Court for the Northern District of California.

         On November 1, 1996, the registrant entered into a settlement agreement with Coherent and Lambda Physik. Under the terms of the settlement, Coherent and Lambda Physik agreed to (i) dismiss the patent infringement action with prejudice and (ii) release the registrant from any claims either may have with respect to the two disputed patents. Total payments under the agreement are to be made over a 13 year period. Such annual payments are not material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 8, 1996, the sole stockholder of the registrant, by written consent, approved (i) the merger of Cymer Laser Technologies into the registrant in connection with the reincorporation of Cymer Laser Technologies into the State of Nevada and (ii) the registrant's 1996 Stock Option Plan, 1996 Employee Stock Purchase Plan and 1996 Director Option Plan.

ITEM 6.  EXHIBITS

(a)    Exhibits

         Financial Data Schedule (submitted for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CYMER, INC.
                                       (Registrant)


Date:  November 14, 1996               By: /s/ William A. Angus, III
                                          -------------------------------------
                                             William A. Angus, III
                                             Sr. Vice President and
                                             Chief Financial Officer