Form 10-K
period 1996-12-31
CYMER INC
filed 1997-03-20
CIK 897067

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________________ to _______________________

Commission File Number 0-21321


                           CYMER, INC.
     (Exact name of registrant as specified in its charter)

Nevada                                                        33-0175463
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


16750 Via Del Campo Court, San Diego, CA                         92127
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code: (619) 451-7300

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each Exchange
      Title of each class                                 on which registered
Common Stock, $.001 par value                           Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $38.50 for shares of the registrant's Common Stock on March 10, 1997 as reported on the Nasdaq National Market, was approximately $531,687,772. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a
Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 10, 1997: 13,810,072

               DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: portions of registrant's proxy statement for its annual meeting of stockholders to be held on April 24, 1997 (Part III).

                           CYMER, INC.

                 1996 Annual Report on Form 10-K

                        TABLE OF CONTENTS

PART I                                                              1
Item 1.    Business                                                 1
Item 2.    Properties                                               11
Item 3.    Legal Proceedings                                        11
Item 4.    Submission of Matters to a Vote of Security-Holders      11

PART II                                                             12
Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters                                      12
Item 6.    Selected Financial Data                                  12
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      13
Item 8.    Financial Statements and Supplemental Data               26
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      26

PART III                                                            27
Item 10.   Directors and Executive Officers of the Registrant       27
Item 11.   Executive Compensation                                   27
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                           27
Item 13.   Certain Relationships and Related Transactions           27

PART IV                                                             28
Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                              28


          CYMER is a registered trademark of Cymer, Inc.



                             PART I

Item 1.   Business

     This Business section and other parts of this Form 10K contain
forward-looking statements that involve risk and uncertainties.   The
Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

General

     Cymer is the leading provider of excimer laser illumination sources for use in deep ultraviolet ("DUV") photolithography systems targeted at the pilot and volume production segments of the semiconductor manufacturing market. The Company's lasers are incorporated into step-and-repeat and step-and-scan photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. The Company believes that its excimer lasers constitute a substantial majority of all excimer lasers incorporated in DUV photolithography tools. The Company's customers include all five manufacturers of DUV photolithography systems:
ASM Lithography, Canon, Integrated Solutions, Nikon and SVG Lithography. Photolithography systems incorporating the Company's excimer lasers have been purchased by the world's largest semiconductor manufacturers such as Intel, NEC, Toshiba, Hitachi, Motorola, Samsung, Texas Instruments, Mitsubishi, Fujitsu and Philips.

Products

     The Company's products consist of photolithography lasers, industrial high power lasers and replacement parts.

     Photolithography Laser Products

     The Company's photolithography lasers produce narrow bandwidth pulses of short wavelength light. The lasers permit very fine feature resolution and high throughput. The Company has designed its lasers to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.

     Introduced in the third quarter of 1995, the Company's ELS-4000F KrF excimer laser is designed to meet the requirements of photolithography tool and semiconductor manufacturers. The laser operates at a 600Hz pulse repetition rate and provides power output of 7.2 watts of 248nm wavelength light. The ELS-4000F incorporates advanced discharge chamber technology and solid state pulse power technology to excite the laser gas efficiently, reducing the cost of ownership. The ELS-4000F achieves high resolution and stable focus through proprietary optical modules that perform line-narrowing and wavelength stabilization, thereby optimizing the light emitted by the laser for the photolithography application. The list price of the ELS-4000F is approximately $425,000.

     The Company's 5000 series KrF excimer lasers, introduced in the first quarter of 1996, are offered in both narrowband, ELS-5000, and broadband, EX-5000, configurations. The 5000 series lasers incorporate the advanced technological features of the Company's ELS-4000F laser but operate at a higher pulse repetition rate and provide higher power outputs that shorten exposure time and increase throughput, and in the case of the ELS-5000, a narrower bandwidth. The 5000 series lasers incorporate the Company's proprietary line narrowing and wavelength stabilization modules together with an atomic reference for long-term accuracy of the wavemeter calibration. The 5000 series lasers utilize a modular design that allows the Company to outsource many of the system's subassemblies, thereby reducing manufacturing cycle times.

     The Company's lasers incorporate advanced software control and diagnostic systems. The control system provides users with on-line monitoring of laser operating conditions, with approximately 75 diagnostic readings (including flow rate, temperatures, pressures and light quality), that are automatically monitored by the photolithography tool's control
system.   Additionally, approximately 140 configurable parameters can be adjusted to optimize the laser's performance for each customer's system. A portable computer attached to the laser logs this data, automatically providing critical information about performance and reliability. The lasers are also designed for easy serviceability, with most major modules and components articulated for easy swing-out or roll-out motion to facilitate inspection and replacement.

     Industrial High Power Laser Products

     The Company's HPL-100K/110K series KrF excimer lasers are designed to meet the rigors of high duty cycle industrial usage, such as microdrilling, micromachining and annealing applications. The laser operates at a 200 to 250Hz pulse repetition rate and provides average power output of 100 watts for the HPL-100K and 110 watts for the HPL-110K. The pulse repetition rate and high power makes these lasers well suited for micro-fabrication processes. The Company is currently focusing its development and marketing efforts on its photolithography laser products, and the Company's total revenues from industrial laser products in 1996 were $1.2 million. Sales of industrial lasers to Tamarack Scientific Co., Inc., a supplier of equipment used by Hewlett-Packard to manufacture InkJet print heads, accounted for 1.5% of the Company's total revenues in 1996.

     Replacement Parts

     Certain components and subassemblies included in the Company's lasers require replacement or refurbishment following continued operation. For example, the discharge chamber of the Company's lasers has a component life of approximately two to three billion pulses, depending on the model. The Company estimates that a laser used in a semiconductor production environment will require one to three replacement chambers per year. Similarly, certain optical components of the laser will deteriorate with continued exposure to DUV light and will require periodic replacement. The Company provides these and other spare and replacement parts for its photolithography lasers as needed by its customers. On a limited basis, the Company also refurbishes and resells complete laser systems.

Customers and End Users

     The Company sells its photolithography laser products to each of the five manufacturers of DUV photolithography tools:

          ASM Lithography            Nikon
          Canon                      SVG Lithography
          Integrated Solutions

     The Company works closely with its customers to integrate the Company's products into their photolithography tools and is collaborating with certain of its customers on advanced technology developments under jointly funded programs. Sales to ASM Lithography, Canon and Nikon accounted for 19%, 30% and 31%, respectively, of total revenue in 1996. ASM Lithography, Canon and Nikon are stockholders of the Company.

     The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating the Company's laser:

United States                      Japan                    Korea

Advanced Micro Devices             Fujitsu                  Hyundai
Digital Equipment Corporation      Hitachi                  Lucky Goldstar
IBM                                Mitsubishi Electric      Samsung
Integrated Device Technology       NEC
Intel Corporation                  NTT                      Europe
Micron Technology                  Oki Electric
Motorola                           Sharp                    C-Net
Rockwell                           Sony                     IMEC
SEMATECH*                          Toshiba                  LETI
Texas Instruments                                           Philips
                                                            SGS Thompson
Taiwan                                                      Siemens

ERSO/ITRI
ProMos
TSMC
UMC
Vanguard International

* A semiconductor industry consortium.

Backlog

     The Company schedules production of lasers based upon order backlog and informal customer forecasts. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, the Company's backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 1996, the Company had a backlog of approximately $98 million, compared with a backlog of $28.5 million at December 31, 1995.

Manufacturing

     The Company's manufacturing activities consist of assembly, integration and test. These activities are performed in a 22,800 square foot facility in San Diego, California that includes approximately 11,000 square feet of class 1000 clean room manufacturing and test space. In order to focus on its core technology, leverage the expertise of its key suppliers and respond more efficiently to customer demand, the Company has outsourced many of its subassemblies. The Company's outsourcing strategy is exemplified by the modular design of the Company's 5000 series laser, for which substantially all of the nonproprietary subassemblies have been outsourced.

     To meet current and anticipated demand for its products, the Company must substantially increase the rate by which it manufactures and tests its photolithography laser systems. In order to accomplish this objective, the Company intends to continue to hire and train additional manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and implement a multi-shift testing schedule. This increase would follow a nearly seven-fold increase in the manufacturing rate from December 1995 to December 1996. The Company has been unable to manufacture and test its photolithography laser systems fast enough to fill orders and is behind on its delivery schedules. While the Company is not aware of any order cancellations as a result of these delays, such delays, if they continue or recur, increase the risk that customers will cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's results of operations.

     In December 1996, the Company leased an additional 100,000 square feet of manufacturing facilities in San Diego. In addition to increasing manufacturing capacity at its San Diego facility, the Company has entered into a contract manufacturing agreement with Seiko Instruments under which Seiko has agreed to manufacture for the Company a certain number of the Company's photolithography excimer lasers and subsequent enhancements. In order to ensure uniformity of product for all customers, the Company will maintain control of all work flow design, manufacturing process, engineering changes and component sourcing decisions. The Company will manufacture and seal all core technology modules in San Diego. The agreement expires in 2001, but will automatically renew for two-year terms unless one year's notice to terminate is given by either party. Seiko began limited production of lasers in 1996.

     Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components and pre-ionizer tubes used in the Company's lasers. To date, the Company has been able to obtain adequate supplies of its components and subassemblies from existing sources to meet its current manufacturing schedule; however, suppliers of such components and subassemblies have recently been unable to fully satisfy the Company's orders for such products. The Company has only recently commenced volume production of its laser systems and the Company believes that its recent manufacturing expansion is likely to further strain the production capacity of certain key suppliers, including suppliers of optical components and pre-ionizer tubes. For example, the supplier of one of the key optical components for the Company's lasers has recently experienced diminished manufacturing yields of the component. While the Company is working actively with the supplier to increase production of the component, there can be no assurance that the supplier will be able to increase its production capacity in time to satisfy the Company's increasing requirements. Moreover, the Company is increasingly outsourcing the manufacture of various other subassemblies. If the Company is unable to obtain sufficient quantities of components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

Sales and Marketing

     The Company's sales and marketing efforts have been predominately focused on DUV photolithography tool manufacturers. The Company markets and sells its products through four account managers, two of whom are located in the United States and two of whom are based in Japan. The Company is in the process of developing product and applications engineering teams to support the account managers and the Company's customers. The Company believes that to facilitate the sales process it must work closely with and understand the requirements of semiconductor manufacturers, the end users of the Company's products. The Company visits major semiconductor manufacturers, and their representatives attend Company-sponsored seminars on advanced excimer photolithography. In Japan, the Company sponsors an annual seminar with Seiko in conjunction with Semicon Japan. This seminar has attracted representatives of semiconductor manufacturers from Japan, Korea, the United States and SEMATECH, as well as photolithography tool manufacturers and other photolithography process suppliers.

Service and Support

     The Company supports its customers with field service, technical service engineers and training programs, and in some cases provides ongoing on-site technical support at the customer's manufacturing facility. Prior to shipment, the Company's support personnel typically assist the customer in site preparation and inspection and provide customers with training at the Company's facilities or at the customer's location. Customers and end users are also provided with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

     The Company's field engineers and technical support specialists are based at its San Diego headquarters, its field service office near Boston and its Japanese facility. Support in Korea is provided by EO Technics, a contractor trained and supported by the Company. As part of its customer service, the Company maintains an inventory of spare parts at each of its service facilities. As the Company's installed base grows so does the demand for replacement parts to satisfy world wide support requirements for customers' support organizations as well as the companies' own logistics organization. As the Company rapidly expands its production of new systems, it must even more rapidly expand its production of component modules which are required not only for systems but also for support and warranty requirements.

     The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, the Company believes it is essential to establish, through trained third party sources or through its own personnel, a rapid response capability to service its customers throughout the world. Accordingly, the Company intends to expand its direct support infrastructure in Japan and Europe, establish a joint service and support capability with an independent firm to serve Korea, and establish a joint service and support capability with an independent firm to serve Taiwan and Southeast Asia. The establishment of these activities will entail recruiting and training qualified personnel or identifying qualified independent firms and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. There can be no assurance that the Company will be able to attract qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company generally warrants its products against defects in design, materials and workmanship for the earlier to occur of 17 months from the date of shipment or 12 months after acceptance by the end user.

Research and Development

     The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced laser products are essential for the Company to maintain its competitive position. The Company intends to continue to develop its technology and innovative products to meet customer demands. Current projects include the development of the next generation of photolithography lasers, including ArF lasers. Other research and development efforts are currently focused on reducing manufacturing costs, lowering the cost of laser operation, enhancing laser performance and developing new features for existing lasers.

     The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. As of December 31, 1996, the Company had 93 employees engaged in research and development. Research and development expenses for 1994, 1995 and 1996 were approximately $3.3 million, $6.2 million and $11.7 million, respectively.

     In addition to funding its own research and development projects, the Company has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH in order to develop advanced technology for current and future laser systems based on the Company's core technology. Revenues generated from research and development contracts amounted to approximately $1.2 million, $3.2 million and $2.5 million during 1994, 1995, and 1996, respectively.

Intellectual Property Rights

     The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations abilities, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents, and the Company owns 17 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to December
2013 and has applied for 12 additional patents in the United States, two of which have been allowed. As of December 31, 1996, the Company also has filed 57 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

     The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. In November 1993, the Company was notified by Coherent, the parent corporation of Lambda Physik, one of the Company's competitors, that certain aspects of the Company's products might infringe upon a patent owned by Coherent. In June 1996, the Company was notified by Coherent that certain aspects of its products might infringe a second patent owned by Coherent. In September 1996, Coherent and Lambda-Physik commenced a patent infringement action against the Company with respect to the first patent in the United States District Court for the Northern District of California. On November 1, 1996, the Company entered into a settlement agreement with Coherent and Lambda Physik. Under the terms of the settlement, Coherent and Lambda-Physik agreed to (i) dismiss the patent infringement action with prejudice and
(ii) release the Company from any claims either may have with respect to the two disputed patents. In return, the Company agreed to make annual payments to Coherent over a 13-year period. Such annual payments are not material to the Company's financial position or results of operations.

     In July 1996, the Company's prospective Japanese manufacturing partner, Seiko, was notified by Komatsu, one of the Company's competitors, that certain aspects of the Company's lasers might infringe certain claims furnished by Komatsu to Seiko that Komatsu advised Seiko were included in a patent application filed by Komatsu in Japan (the "Patent Claims"). Seiko in turn notified the Company of this claim. In connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify
Seiko against such claims under certain circumstances. A patent has now been issued by the Japanese Patent Office, covering the Patent Claims, and Komatsu has advised Seiko of its intention to enforce its rights under that patent against Seiko if Seiko engages in manufacturing activities for the Company.
The Company has been advised by its patent counsel in this matter, Wilson Sonsini Goodrich & Rosati, Professional Corporation, which is relying in part on the opinion of the Company's Japanese patent counsel, that in the opinion of such firm the Company's products do not infringe any valid Patent Claims. However, there can be no assurance that litigation will not ensue with respect to these claims, that the Company and Seiko would ultimately prevail in any such litigation, that Komatsu will not assert infringement claims under additional patents or that Seiko will continue to manufacture lasers under the threat of potential litigation.

     Any patent litigation would, at a minimum, be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially adversely affect the Company's business, financial condition and results of operations.

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

     Effective August 1, 1989 and lasting until the expiration of the licensed patents, the Company entered into an agreement for a nonexclusive worldwide license to certain patented laser technology with Patlex Corp., a patent holding company ("Patlex"). Under the terms of the agreement, the Company is required to pay royalties ranging from 0.25% to 5% of gross sales and leases of its lasers, as defined, based on total revenues earned. During 1995 and 1996, royalty fees totaled $64,000 and $226,000, respectively.

     The Company has granted to Seiko the exclusive right in Japan and the non-exclusive right outside of Japan to manufacture and sell the Company's industrial high power laser and subsequent enhancements thereto. The Company has also granted Seiko a right of first refusal to fund the Company's development of, and receive a license to, new industrial laser technologies not developed with funding from other parties. In exchange for these rights, the Company received upfront license fees of $3.0 million. The Company is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation.
The license agreement also provides that product sales between the Company and Seiko will be at a 15% discount from the respective companies' list prices. The agreement terminates in August 2012.

Competition

     The Company, believes that the principal elements of competition in the Company's markets are the technical performance characteristics of the excimer laser products; the cost of ownership of the system, which is based on price, operating cost and productivity; customer service and support; and product availability. The Company believes that it competes favorably with respect to these factors.

     The Company currently has two significant competitors in the market for photolithography laser systems, Lambda-Physik, a German-based subsidiary of Coherent, and Komatsu located in Japan. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than the Company and are located in closer proximity to certain of the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume, the Company believes that both companies are aggressively seeking to gain larger positions in the market for photolithography applications. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers may consider further purchases, in part as a result of delays in deliveries by the Company in recent months as the Company has been seeking to expand its manufacturing capacity. The Company also believes that its customers are actively seeking a second source for excimer lasers. Furthermore, photolithography tool manufacturers may seek to develop or acquire the capability to manufacture internally their own excimer lasers. In the future, the Company will likely experience competition from other technologies, such as X-ray, electron beam and ion projection processes. To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still relatively small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Competition."

Employees

     On December 31, 1996, there were 336 persons employed by the Company, including 18 in Japan. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as the Company is aware. The Company has not experienced any work stoppages and believes that its employee relations are good.

Executive Officers

     Set forth below is certain information regarding the executive officers of the Company and their ages as of December 31, 1996.

      Name                 Age                Position


Dr. Robert P. Akins        45       Chairman of the Board, Chief Executive
                                    Officer and President

William A. Angus, III      50       Senior Vice President, Chief Financial
                                    Officer and Secretary

G. Scott Scholler          46       Senior Vice President of Operations

Dr. Richard L. Sandstrom   46       Vice President of Advanced Research

Thomas C. Dannemiller      36       Vice President of Manufacturing

Robert B. MacKnight, III   47       Vice President and General Manager,
                                    After Market Operations

Robert G. Ozarski          49       Vice President of Engineering

Louis A. Kaplan            54       Vice President, Human Resources

Nancy J. Baker             34       Director, Corporate Finance and
                                    Treasurer

     Dr. Robert P. Akins, a co-founder of the Company, has served as its President, Chief Executive Officer and Chairman of the Board since its inception in January 1986. From 1980 to 1985, Dr. Akins was a Senior Program
Manager for HLX, Inc., a manufacturer of laser and defense systems, where he was responsible for managing the development of compact excimer lasers for military communications applications and an excimer laser trigger for the particle beam fusion accelerator at Sandia National Laboratories. Dr. Akins received a B.S. in Physics and a B.A. in Literature in 1974, and a Ph.D. in Applied Physics in 1983, from the University of California, San Diego.

     William A. Angus, III has served as Senior Vice President and Chief
Financial Officer since February 1996 and Secretary of the Company since July
1990.  From July 1990 to February 1996, Mr. Angus served as Vice President of
Finance and Administration.  From  April  1988  to  June 1990, Mr. Angus  was
Executive Vice President and Chief Operating Officer, and from May 1985 to
April 1988, Chief Financial Officer, of Avant-Garde Computing Inc., a manufacturer of data communications network management systems. Mr. Angus graduated from the Wharton School of the University of Pennsylvania with a B.S. in Economics in 1968.

     G. Scott Scholler has served as Senior Vice President of Operations of the Company since March 1996. From June 1995 to February 1996, Mr. Scholler served as a consultant in product development and program management for Electro Scientific Industries, a manufacturer of semiconductor capital equipment. From March 1994 until October 1995, Mr. Scholler was a co-founder and President of Black Rose Ltd., a developer of computer telephony software for automated commerce applications. From August 1992 to September 1994, he was Senior Vice President of Operations for Whittaker Communications, Inc., a wholly-owned subsidiary of Whittaker Corporation, and a manufacturer of high-performance multimedia servers. From October 1988 to August 1992, Mr.
Scholler served as Vice President of Operations for Etec Systems, Inc., a manufacturer of semiconductor capital equipment and as General Manager of its Laser Lithography subsidiary. From 1986 to 1988, Mr. Scholler was Director of
Engineering, and from 1983 to 1986, Director of Manufacturing, of the Etch
Products Division of Applied Materials Inc., a supplier of equipment to the semiconductor industry. Mr. Scholler received a B.S. in Nuclear Engineering from the United States Military Academy at West Point in 1972 and an M.S. in
Research and Development Management in 1978 from the University of Southern
California.

     Dr. Richard L. Sandstrom, a co-founder of the Company, has served as its Vice President of Advanced Research since June 1994. From February 1986 to
June 1994, Dr. Sandstrom served as Vice President of Technology for the
Company. Dr. Sandstrom received a B.A. in Physics in 1972 and a Ph.D. in Engineering Physics in 1979 from the University of California, San Diego.

     Thomas  C.  Dannemiller  has served  as  Vice  President  of
Manufacturing of the Company since July 1995.  From May  1991  to July  1995,
Mr. Dannemiller served as Director of Logistics at A.G. Associates, Inc., a manufacturer of rapid thermal processing equipment for the semiconductor industry. From September 1988 to February 1991, he was Director of
Operations for KLA.  From 1986 to 1988, Mr. Dannemiller served as
Manufacturing Manager for Applied Materials, Inc., a supplier of equipment to the semiconductor industry. Mr. Dannemiller graduated from the DeVry
Institute of Technology with a B.S. in Electronics Engineering Technology in
1982.

     Robert B. MacKnight, III joined the Company in September 1996 as Vice
President and General Manager, After Market Operations.  From June 1995 to
May 1996, Mr. MacKnight was Senior Vice President, Worldwide Business
Development, and from September 1994 to June 1995, General  Manager of Flat
Panel Operations, of Watkins-Johnson Company, a maker of semiconductor equipment and electronic products for wireless communications and defense.
From January 1990 to September 1994, Mr. MacKnight was the founder and
President of Aktis Corporation, a developer and manufacturer of advanced thermal processing technology and equipment for the flat panel display industry. From 1984 to 1989, Mr. MacKnight was a co-founder and Executive Vice
President of Peak Systems Inc., a manufacturer of semiconductor capital equipment specializing in rapid thermal processing technology. Mr. MacKnight received a B.S. in Business Administration in 1971, and an M.B.A. in 1973, from the University of Massachusetts.

     Robert G. Ozarski joined the Company in September 1996 as Vice President of Engineering. From August 1992 to September 1996, Mr. Ozarski served in various engineering management positions at Applied Materials, Inc., a supplier of equipment to the semiconductor industry. From March 1995 to September 1996, Mr. Ozarski was Director of Engineering and Production for its
Silicon Etch Division, from August 1994 to March 1995, Director of
Engineering for its MCVD Division, from September 1993 to August 1994,
Director of Manufacturing Engineering for its CVD Division, and from August
1992 to September 1993, Director of Engineering for its ACET Division.  From
October 1991 to August 1992, Mr. Ozarski served as Director of Engineering for Etec Systems, Inc., a manufacturer of semiconductor capital equipment.
From September 1989 to October 1991, Mr. Ozarski served as Director of
Engineering of Airco Coating Technology, Inc., a manufacturer of sputtering equipment for architectural glass coatings and of electron-beam evaporation systems principally used for semiconductor coating applications. From 1985 to 1989, Mr. Ozarski was Director of Engineering for General Signal Thinfilm
Co., a maker of semiconductor capital equipment for thin film deposition and metrology. Mr. Ozarski received a B.S. in 1970, and an M.S. in 1972, in Electrical Engineering from Wayne State University.

     Louis A. Kaplan joined the Company in December 1996 as Vice President,
Human Resources.  From July 1995 to November 1996, Mr. Kaplan served as
Director, Human Resources and Organizational Development for Advanced Micro
Devices, a manufacturer of integrated circuits for the personal and networked computer and communication markets. From June 1986 to July 1995, he was a principal in Consulting About Management, a consulting firm primarily oriented toward turnaround situations in the high technology, health care and printing industries. From 1981 to 1986, Mr. Kaplan served as Vice President,
Administration and Human Resources for North Star Computers, a manufacturer of micro computers. Mr. Kaplan received a B.S. in Vocational Rehabilitation
Counseling from Pennsylvania State University in 1963 and an M.S. in
Industrial Relations in 1977 from Loyola University, Chicago.

     Nancy J. Baker has served as Director, Corporate Finance and Treasurer since October 1996. From August 1992 to October 1996, she served as
Controller of the Company.  From March 1987 to April 1992, Ms. Baker was
Accounting Manager at International Totalizer Systems, Inc., a designer, manufacturer and distributor of lottery and racetrack wagering systems. Ms.
Baker graduated from the University of Texas with a B.B.A. in Accounting in 1985.

     Executive officers serve at the discretion of the Board of Directors.
There are no family relationships between any of the directors and executive officers of the Company.

Item 2.   Properties

     Cymer's headquarters are located at 16750 Via Del Campo Court in an approximate 37,000 square foot facility and a manufacturing facility is housed in an approximately 66,000 square foot building located in San Diego, California which the Company leases under leases expiring in January 1, 2010.
For use as a field service office, the Company also leases a 400 square foot facility near Boston, Massachusetts under a lease expiring on August 31, 1998, and, for use as a field service and sales office, the Company leases
404 square meters of facilities in Ichikawa, Japan under four renewable one and two year leases expiring at various times but cancelable by the Company upon three months notice. The Company intends to add additional field service offices as necessary to service its customers. In December 1996, the Company leased the 37,000 building housing the corporate headquarters and an additional 100,000 square feet of manufacturing facilities in San Diego.

Item 3.   Legal Proceedings

     For a description of certain patent infringement claims against the Company and its Japanese manufacturing partner, see the fourth, fifth and sixth paragraphs under "Intellectual Property Rights" in Item 1 of this Annual Report. Neither the Company, nor any of its subsidiaries, is a party to any other litigation, other than non-material litigation incidental to the Company's business.

Item 4.   Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.


                             PART II

Item  5.   Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is publicly traded over-the-counter on the Nasdaq National Market under the symbol CYMI. The following table lists the high and low closing sales prices of the Company's Common Stock since its initial public offering on September 18, 1996.

                                            High         Low


Third quarter of 1996                      $17 3/4     $13 5/8
Fourth quarter of 1996                     $48 1/4     $13 3/8

Item 6.   Selected Financial Data

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1994, 1995, and 1996 and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP. The consolidated statement of operations data for the years ended December 31, 1992 and 1993 and the consolidated balance sheet data at December 31, 1992, 1993, and 1994 are derived from consolidated financial statements not included in this Annual Report on Form 10-K, which have also been audited by Deloitte & Touche LLP. These historical results are not necessarily indicative of the results to be expected in the future.

                                     Years Ended December 31,
                                 1992      1993      1994      1995      1996
                                 (in thousands, except per share data)

Consolidated Statement of
Operations Data:
Revenues:
   Product sales                $7,423    $3,393    $7,705    $15,576   $62,510
   Other                         1,708     2,306     1,216      3,244     2,485
     Total revenues              9,131     5,699     8,921     18,820    64,995

Costs and expenses:
   Cost of product sales         4,404     2,726     4,797      8,786    35,583
   Research and development      2,673     2,733     3,283      6,154    11,742
   Sales and marketing           2,182     2,154     1,780      2,353     5,516
   General and administrative      989       782       849      1,181     4,270
     Total costs and expenses   10,248     8,395    10,709     18,474    57,111
Operating income (loss)         (1,117)   (2,696)   (1,788)       346     7,884
Other income (expense) - net       (51)       (7)     (199)      (241)     (183)

Income (loss) before provision  (1,168)   (2,703)   (1,987)       105     7,701
  for income taxes
Provision for income taxes         100       221        58         36     1,191

Net income (loss)               (1,268)   (2,924)   (2,045)        69     6,510
Primary earnings per share (1)                                            $0.58
Weighted average common and
  common equivalent shares
  outstanding (1)                                                        11,210


                                                  December 31,
                                    1992     1993      1994     1995     1996
                                                 (in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents          $1,537   $  715    $2,326   $2,015  $55,405
Working capital                     2,289     (122)   (1,557)   3,845   84,743
Total assets                        6,265    5,805     9,172   15,619  129,467
Total debt (2)                      1,026    2,717     6,879    4,164    2,217
Redeemable convertible
  preferred stock                  12,889   12,989    19,290   28,409
Stockholders' equity (deficit)     (8,947) (11,828)  (19,752) (21,830)  98,820

(1) See note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share for 1996.

(2) Total debt includes indebtedness for borrowed money and capital lease obligations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                         Years Ended December 31,
                                       1994        1995        1996
  Revenues:
    Product sales                      86.4%       82.8%       96.2%
    Other                              13.6        17.2         3.8
      Total revenues                  100.0       100.0       100.0

  Cost and expenses:
    Cost of product sales              53.8        46.7        54.7
    Research and development           36.8        32.7        18.1
    Sales and marketing                20.0        12.5         8.5
    General and administrative          9.5         6.3         6.6
      Total costs and expenses        120.1        98.2        87.9

  Operating income (loss)             (20.1)        1.8        12.1
  Other income (expense) - net         (2.2)       (1.3)       (0.3)

  Income (loss) before provision
    for income taxes                  (22.3)        0.5        11.8

  Provision for income taxes            0.7         0.2         1.8

  Net income (loss)                   (23.0)%       0.3%       10.0%

  Gross margin on product sales        37.7%       43.6%       43.1%


  YEARS ENDED DECEMBER 31, 1995 AND 1996

    Revenues. The Company's total revenues consist of product sales, which include sales of laser systems and spare parts and service and training, and other revenues, which primarily include revenue from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates for costs to complete the development project.

   Product sales increased 301% from $15.6 million in 1995 to $62.5 million in 1996, primarily due to increased sales of DUV photolithography laser systems. A total of 145 laser systems were sold in 1996 compared to 34 laser systems in 1995. Funded development revenues decreased 23% from $3.2 million in 1995 to $2.5 million in 1996, primarily due to the completion in 1995 of a laser research project sponsored by SEMATECH.

   The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 54%, 69% and 81% of the Company's sales in 1994, 1995, and 1996, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 33%, 50% and 61% of revenues in 1994, 1995, and 1996, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.

   Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's inventories by the Japanese subsidiary for resale under firm third-party sales commitments. Net gains or losses from foreign currency exchange contracts are recorded on the date the inventories are received by the Japanese subsidiary and are included in cost of product sales in the consolidated statements of operations as the related sales are consummated. The Company recognized net gains on such contracts of $496,000 and $1.9 million for the years ended December 31, 1995 and 1996, respectively. Cost of product sales rose 305% from $8.8 million in 1995 to $35.6 million in 1996 due to the increase in sales volume. The gross margin on these sales remained relatively consistent at approximately 43% in 1995 and 1996.

   Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 91% from $6.2 million in 1995 to $11.7 million in 1996, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 32.7% to 18.1% in the respective periods due to the growth in the Company's revenues.

   Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 134% from $2.4 million in 1995 to $5.5 million in 1996, due primarily to increased sales commissions and increased sales support efforts and marketing activities as more lasers were placed in the field. As a percentage of total revenues, such expense declined from 12.5% to 8.5% in the respective periods due to the growth in the Company's revenues.

   General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. These expenses increased 262% from $1.2 million in 1995 to $4.3 million in 1996, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity and overall level of business activity increased, in addition to a $705,000 receivable reserve recorded in 1996. As a percentage of total revenue, such expenses excluding the receivable reserve decreased from 6.3% to 5.5% in the respective periods. Overall, total expenses increased to 6.6% of revenue in 1996.

   Other Income (Expense)- net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the U.S. dollar. Net other expense decreased from $241,000 in 1995 to $183,000 in 1996, primarily due to the increase in interest income associated with the investment of excess cash during the period, larger exchange gains against the yen, offset by higher interest expense reflective of borrowing requirements for the first nine months of 1996. Foreign currency exchange gains totaled $10,000, interest income totaled $32,000, and interest expense totaled $283,000 for 1995, compared to $161,000, $347,000, and $691,000, respectively, for 1996.

   The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar due to the fact that sales by the Company to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to the Company. The gains or losses from these contracts are recorded as a component of cost of product sales, while the remaining foreign currency exposure is recorded as other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity (deficit).

   Provision for Income Taxes. The provision for income taxes was insignificant in 1995 and primarily represented taxes in Japan for research and development revenues generated from agreements with Seiko. The tax provision of $1.2 million in 1996 was primarily attributable to the substantial growth in the Company's pretax income. As of December 31, 1996, the Company had Federal and state tax business credit carryforwards available to offset future tax liabilities of $1,833,000 and $293,000, respectively. Such Federal and state tax credit carryforwards expire at various dates beginning with the year 1997 and 2003, respectively.

YEARS ENDED DECEMBER 31, 1994 AND 1995

     Revenues. Product sales increased 102% from $7.7 million in 1994 to $15.6 million in 1995, reflecting significant increases in sales of DUV photolithography laser systems and replacement parts and, to a lesser extent, increases in sales of industrial laser systems. The Company sold 10 and 26 DUV photolithography systems in 1994 and 1995, respectively, and sold seven and eight industrial laser systems during the same periods. Funded development revenues increased 167%, from $1.2 million in 1994, to $3.2 million in 1995. This increase was primarily due to increased customer interest in the development of production-worthy illumination sources. The Company expects that funded development revenues will decrease as a percentage of total revenues as the Company focuses on product sales.

     Cost of Product Sales. Cost of product sales increased 83% from $4.8 million in 1994 to $8.8 million in 1995, as the Company's product sales increased. Gross margin on product sales increased from 37.7% in 1994 to 43.6% in 1995. This increase was due primarily due to economies of scale realized as the Company's sales volume increased.

     Research and Development.  Research and development expenses increased
87% from $3.3 million in 1994 to $6.2 million in 1995. The substantial increase in 1995 was primarily due to the Company's research contract with SEMATECH for the EX-5000 series laser system and to continuing product development and enhancements associated with the ELS-4000F series laser system. As a percentage of revenues, research and development expenses decreased from 36.8% to 32.7% in 1994 and 1995 due to the growth in the Company's revenues in those periods.

     Sales and Marketing. Sales and marketing expenses increased 32% from $1.8 million in 1994 to $2.4 million in 1995. This increase was primarily the result of increased industry interest in DUV photolithography and the associated sales and marketing expenses, including sales commissions incurred to support the interest. As a percentage of total revenues, these expenses declined from 20.0% to 12.5% in 1994 and 1995, respectively.

    General and Administrative. General and administrative expenses increased 39% from $849,000 in 1994 to $1.2 million in 1995, reflecting increases in general and administrative support as the Company's sales volume increased and its scope of operations expanded. As a percentage of total revenues, these expenses decreased from 9.5% to 6.3% in 1994 and 1995, respectively, reflecting economies of scale as total revenues increased.

     Other Income (Expense) - net. In 1994, the Company reported other net expense of $199,000 primarily reflecting increased interest expense on bridge financing obtained from the Company's investors to support is expanding operations. This debt financing was subsequently converted into equity by the investors in February 1995. The Company reported other expense of $241,000 in 1995 due to interest expense of $283,000, partially offset by foreign exchange gains of $10,000 and interest income of $32,000.

     Provision for Income Taxes. The Company's provision for income taxes, which primarily represented taxes paid in Japan for license fees and research and development revenues generated from agreements with Seiko, decreased from $58,000 to $36,000 in 1994 and 1995, respectively, as revenues from these activities decreased over these periods.

     To date, inflation has not had a significant effect on the Company or its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of liquidity has been the cash flow generated from the Company's September 18, 1996 initial public offering, resulting in net proceeds to the Company of approximately $29.7 million and the public offering on December 12, 1996, resulting in net proceeds of approximately $50.0 million, the private sale of equity securities over the Company's ten year history totaling approximately $27.1 million and short term bank borrowings.
As of December 31, 1996, the Company had approximately $55.4 million in cash and cash equivalents, $10.4 million in short term investments, $84.7 million in working capital and $1.8 million in bank debt.

   Net cash used in operating activities was approximately $2.1 million in 1995 and $8.0 million in 1996. The increase in cash used in operations during 1996 was primarily attributable to an increase in accounts receivable and inventory as the working capital requirements of the Company increased due to the business expanding during the period.

   Net cash used for investing activities was approximately $2.4 million in 1995 as compared to $22.9 million in 1996. The increase in cash used for investing activities during 1996 primarily reflects the investment of funds received through the Company's public offerings, and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements in the manufacturing area in order to accommodate the business expansion for the period.

   The Company's financing activities provided net cash of approximately $4.3 million and $83.6 million for 1995 and 1996, respectively. During 1995, the Company sold Redeemable Convertible Preferred Stock for approximately $3.4 million, and increased its bank borrowings by $1.2 million. In 1996, the Company received net proceeds of approximately $6.1 million from the sale of Redeemable Convertible Preferred Stock and received net proceeds of approximately $79.7 million from its public offerings. Upon the Company's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately 7.7 million shares) and Redeemable Convertible Preferred Stock warrants (to purchase 283,000 shares of such stock) were automatically converted into the Company's common stock or warrants to purchase common stock.

   The Company has available credit arrangements with a bank permitting borrowings of up to $11.0 million. These borrowings are secured by substantially all of the Company's assets, including its intellectual property, and provide for the following facilities: (i) a $5.0 million revolving line of credit expiring June 27, 1997, which is based on eligible accounts receivable of the Company's Japanese subsidiary and eligible inventory of the Company and its subsidiary and is partially guaranteed by the Export-Import Bank of the United States; (ii) a $3.0 million revolving line of credit expiring March 5, 1997 based on eligible international accounts receivable and inventory (excluding Japan) and partially guaranteed by the Export-Import Bank of the United States; (iii) a $1.0 million domestic revolving loan facility expiring March 5, 1997 based on eligible domestic accounts receivable; and (iv) a $2.0 million term loan facility which is due September 30, 1998. The Company also has through its subsidiary in Japan a
2.1 billion yen (approximately $18.1 million) facility for the receipt of funds from a bank in Japan, without recourse, in connection with the discounting of certain commercial drafts received from customers as payment for merchandise. As of December 31, 1996, 1.2 billion yen (approximately $10.4 million) was being utilized under the facility. The Company also has three foreign currency exchange facilities. The Company had forward foreign exchange contracts at December 31, 1996 to buy $43.2 million for 4.7 billion yen. The total unrecorded deferred gain and premium on these contracts as of December 31, 1996 was $1.8 million.

    The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of the Company's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business during the next fiscal year.

  RISK FACTORS

     The last paragraph under the heading "Liquidity and Capital Resources" contains forward-looking statements. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

     Likely Fluctuations in Operating Results. The Company's operating results have in the past fluctuated and are likely in the future to fluctuate significantly depending upon a variety of factors. Such factors may include: the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries; cyclicality in the market for semiconductor manufacturing equipment; the timing and size of orders from the Company's small base of customers; the ability of the Company to manufacture, test and deliver laser systems in a timely and cost effective manner; the ability of the Company's competitors to obtain orders from the Company's customers; the timing of new product announcements and releases by the Company and its competitors; the entry of new competitors into the market for DUV photolithography illumination sources; the ability of the Company to manage its costs as it begins to supply its products in volume; and the Company's ability to manage effectively its exposure to foreign currency exchange rate fluctuations, principally with respect to the yen (in which sales by the Company's Japanese subsidiary are denominated).

     The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of systems, which are priced at up to $450,000. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems, or even one system, are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. The Company had a backlog of orders at December
31, 1996 of approximately $98 million for shipment during the next 12 months. However, customers may cancel or delay orders with little or no penalty, and because of the Company's limited experience in producing lasers in volume, there can be no assurance that the Company will recognize revenue on any significant portion of this backlog. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty.

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

    Recently, the Company has significantly increased the scale of its operations and its manufacturing capacity, including hiring additional personnel and substantially increasing the number of systems in production. This expansion has resulted in higher materials and work-in-process inventory levels and significantly higher operating expenses, and has required the Company to implement a variety of new systems, procedures and controls.
Based on its backlog of orders at December 31, 1996, the Company expects to continue to increase its inventories and operating expenses. If orders received by the Company do not result in sales, or if the Company is unable to sustain its revenues at anticipated levels, the Company's operating results would be materially adversely affected.

     Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

    History of Losses; Unpredictability of Future Operating Results. The Company was founded in 1986 and shipped its first prototype laser system in 1988. Although the Company's revenues have increased over the last three years and each of the last eight quarters, the Company has incurred annual operating losses from inception through 1994 and incurred an operating loss in the quarters ended March 31, 1995 and 1996. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period. The Company's history of annual and quarterly operating losses, its substantial expansion in manufacturing capacity, its limited experience in supplying products in volume and the difficulty of predicting the demand for its products, among other factors, make the prediction of future operating results difficult if not impossible.

    Risks Associated with Rapid and Substantial Manufacturing Expansion. To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufactures and tests its photolithography laser systems. This increase would follow a nearly seven-fold increase in the manufacturing rate from December 1995 to December 1996. The Company is currently unable to manufacture and test its photolithography laser systems fast enough to fill orders and is behind on its delivery schedules. While the Company is not aware of any order cancellations as a result of these delays, such delays, if they continue or recur, increase the risk that customers will cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's results of operations.

     In addition to increasing manufacturing capacity at its facilities in San Diego, California, the Company is also seeking to qualify Seiko
Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its photolithography lasers. While Seiko began limited production of lasers for the Company in 1996, there can be no assurance that Seiko will be successfully qualified and commence production on schedule. The failure of Seiko to be so qualified or to commence production on schedule could have a material adverse effect on the Company's business, financial condition and results of operations.

    Seiko has been advised by Komatsu, Ltd. ("Komatsu"), a competitor of the Company, that certain aspects of the Company's lasers might infringe a patent that has been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under that patent against Seiko if Seiko engages in manufacturing activities for the Company. Cymer has been advised by its patent counsel that in the opinion of such firm the Company's products do not infringe any valid claims included in the Komatsu patent. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to commence or continue manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet the anticipated demand for its products could be materially adversely affected.

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

     Risk of Excessive Inventory Buildups by Photolithography Tool Manufacturers. Substantially all of the Company's customers are photolithography tool manufacturers, which in turn sell their systems to semiconductor manufacturers. Over the past year, the Company's customers have substantially increased their forecasted shipments of DUV photolithography tools. The Company believes that the increase in demand for DUV photolithography tools coupled with the dependence of the manufacturers of these tools on a limited number of laser suppliers may have caused a degree of over-ordering of the Company's products. The Company is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that the Company will be successful in this regard, or that is customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in the Company's revenues and operating results in future periods as such inventories are brought into balance.

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

     Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography
(a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 65% and 90% of the Company's total revenues in 1995 and 1996, respectively. Sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately
19%, 30%, 31% and 10%, respectively, of total revenues in 1996 and 18%, 19%, 27% and 1%, respectively, of total revenues in 1995. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer'scompetitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

    Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 to 336 between December 31, 1995 and 1996. The Company also substantially increased its manufacturing capacity during that period and installed a new management information system. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, procedures and controls, including accounting and other internal management systems, procedures and control, delivery and field service and customer support capabilities. The Company will also be required to manage effectively its expanding international operations, effect timely deliveries of its products or maintain the product quality and reliability required by its customers. The Company has experienced, and may continue to experience, delays in deliveries to customers as a result of its inability to increase its manufacturing capacity fast enough to meet demand. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

    Balanced Production between Systems and Replacement Parts. The Company expects that the demand for replacement parts and component modules will increase as the installed base of lasers increases. As a result, the Company will be required to rapidly expand its production of component modules, which are also required for new laser systems.

     Because the Company prioritizes the reliable operation of its installed units at semiconductor manufacturers above all other requirements, the failure to rapidly expand the production of component modules could necessitate the delay in shipment of new laser systems as component modules would be utilized first to support existing systems in the field. Such delays in system shipments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Semiconductor Industry. Substantially all of the Company's revenues are derived from photolithography tool manufacturers that in turn depend on the demand for their products from semiconductor manufacturers. Semiconductor manufacturers correspondingly depend on the demand from manufacturers of end-products or systems that use semiconductors. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which often have had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment. In addition, the Company believes that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain extensive ongoing customer service and support capability. Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company currently has two significant competitors in the market for excimer laser systems for photolithography applications. Lambda-Physik R&D ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc. ("Coherent") and Komatsu, Ltd., located in Japan. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than does the Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume for photolithography applications, the Company believes that both companies are aggressively seeking to gain larger positions in this market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers will consider further purchases, in part as a result of delays in deliveries by the Company in recent months as the Company has been seeking to expand its manufacturing capacity. The
Company also believes that its customers are actively seeking a second source for excimer lasers. Furthermore, photolithography tool manufacturers may seek to develop or acquire the capability to manufacture internally their own excimer lasers. In the future, the Company will likely experience competition from other technologies, such as X-ray, electron beam and ion projection processes. To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basism and without significant defects and that it will also be required to maintain a high level of investment in research and development and in sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents, and as of December 31, 1996, the Company owned 17 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to December 2013 and had applied for 12 additional patents in the United States, two of which have been allowed. As of December 31, 1996, the Company had filed 57 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

     Any patent litigation would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially adversely affect the Company's business, financial condition and results of operations.

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

     Risks of International Sales and Operations. Approximately 54%, 69% and 81% of the Company's revenues in 1994, 1995 and 1996, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, the Company maintains a subsidiary in Japan, is expanding its field service and support operations in Japan and Europe, is working with an independent firm to expand field service and support in Korea, is seeking to establish with an independent firm a joint field service and support capability to serve Taiwan and Southeast Asia, and is seeking to qualify
Seiko as a manufacturer of its products in Japan. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Further, while the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar due to sales by the Company to its Japanese subsidiary being dominated in dollars, and sales by the subsidiary to customers in Japan being dominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's results of operations or financial condition. In the future, the Company could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard.

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

    Environmental and Other Government Regulations. Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances used in the Company's manufacturing process and on the facility leased by the Company. The Company believes that its activities conform to present governmental regulations applicable to its operations and its current facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of such measures or any failure by the company to comply with applicable environmental and land use regulations or to restrict the discharge or hazardous substances could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

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

     Risks Associated with Customer-Funded Research and Development. The Company has in the past funded a significant portion of its research and development expenses from research and development revenues received from photolithography tool manufacturers and from SEMATECH, a semiconductor industry consortium, in connection with the design and development of specific products. The Company's staffing levels and other expenditures for research and development are, in part, determined by the level of funding that the Company expects to receive for specific projects. No assurance can be given that the Company will continue to generate research and development revenues to offset a sufficient portion of its production development costs. Any material cancellation of this funding or a failure to secure research and development funding commensurate with the Company's expectations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the recognition of research and development revenues is dependent on the company accomplishing certain research and development milestones. If such milestones are not achieved, the Company will not recognize the associated research and development revenues, which could have a material adverse effect on its business, financial condition and results of operations. Although the Company anticipates that it will continue to receive research and development revenues in the future, there can be no assurance that this level of support will be maintained at past levels, and the company believes that such revenues will constitute a decreasing percentage of its overall revenues. As a result, the Company may have to bear a greater proportion of the cost of design and development of its products which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 8.   Financial Statements and Supplementary Data

     The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information regarding the identification and business experience of the Company's directors under the caption "Nominees" under the main caption "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996, is incorporated herein by this reference. For information regarding the identification and business experience of the Company's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to the Company's executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's Proxy Statement is incorporated herein by this reference.

Item 11.  Executive Compensation

     The information under the captions "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information under the caption "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in the Company's Proxy Statement is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     The information under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by this reference.

     With the exception of the information specifically incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in the Company's Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1) Financial Statements. The following Consolidated Financial Statements of Cymer, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:

          Description                                        Page Number
          Independent Auditors' Report                          F-1
          Consolidated Balance Sheets as of December 31,
          1995 and 1996                                         F-2
          Consolidated Statements of Operations for the
          Years Ended December 31, 1994, 1995 and 1996          F-3
          Consolidated Statements of Stockholders' Equity
          (Deficit) for the Years Ended December 31, 1994,
          1995 and 1996                                         F-4
          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1994, 1995 and 1996          F-5
          Notes to Consolidated Financial Statements            F-7

          (2) Financial Statement Schedules. All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K.  No reports on Form 8-K were filed by
Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

     (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

         3.1 Amended and Restated Articles of Incorporation of Registrant (incorporated herein by reference to
               Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         3.2   Bylaws  of  Registrant  (incorporated  herein   by
               reference  to  Exhibit  3.4  to  the  Registrant's
               Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.1 Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.6 Series A Preferred Stock Purchase Agreement, dated May 3, 1988 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.7 Series B Preferred Stock Purchase Agreement, dated June 28, 1989 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.8 Series C Preferred Stock Purchase Agreement, dated April 16, 1990 (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.9 Series D Preferred Stock Purchase Agreement, dated March 15, 1991 (incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.10 Series E Preferred Stock Purchase Agreement, dated February 25, 1994 (incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.11 Series F Preferred Stock Purchase Agreement, dated February 28, 1995 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.12 Series G Preferred Stock Purchase Agreement, dated January 30, 1996 (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.13 Patent License Agreement, dated October  13,
               1989, by and between the Company and Patlex Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.14 Loan Agreement, dated August 15, 1991, by and between Mitsubishi International Corporation and the Company (incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.15 Standard Industrial Lease - Multi-Tenant, dated August 19, 1991, by and between Frankris Corporation and the Company (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.16 Contract    Manufacturing   Agreement    -
               Lithography Laser, dated August 28, 1992, by and between the Company and Seiko Instruments Inc. (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.17 Product License and Manufacturing Agreement -
               High Power Laser, dated August 28, 1992, by and between the Company and Seiko Instruments Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.18 Agreement, dated December 14, 1994,  between
               the Company and EO Technics Co., Ltd. (incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.19 Master Lease Agreement, dated April 23, 1996, between
               Tokai Financial Services and the Company (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383)

         10.20 Single-Tenant Industrial Lease, dated December 19,
               1996, by and between AEW/LBA Acquisition Co. II, LLC and the Company.

         11.1  Calculation of earnings per share

         21.1  Subsidiaries of Registrant

         23.1  Independent Auditors' Consent




                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYMER, INC.


Dated: March 19, 1997                 By:  /s/ ROBERT P. AKINS
                                          _________________________________
                                          Dr. Robert P. Akins,
                                          President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ ROBERT P. AKINS            President, Chief Executive       March 19, 1997
___________________________    Officer, and Chairman of the
Robert P. Akins                Board



/s/ WILLIAM A. ANGUS, III      Senior Vice President, Chief     March 19, 1997
___________________________    Financial Officer and
William A. Angus, III          Secretary


/s/ NANCY J. BAKER             Director, Corporate Finance,     March 19, 1997
___________________________    Treasurer and Chief Accounting
Nancy J. Baker                 Officer


/s/ RICHARD P. ABRAHAM         Director                         March 19, 1997
___________________________
Richard P. Abraham


/s/ KENNETH M. DEEMER          Director                         March 19, 1997
___________________________
Kenneth M. Deemer


/s/ PETER J. SIMONE             Director                        March 19, 1997
___________________________
Peter J. Simone


/s/ F. DUWAINE TOWNSEN          Director                        March 19, 1997
___________________________
F. Duwaine Townsen




INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cymer, Inc.:


We have audited the accompanying consolidated balance sheets of Cymer, Inc. (successor to Cymer Laser Technologies) and its subsidiary (collectively the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, during 1994 the Company changed its method of accounting for the accretion of the 8% per annum redemption provision on the Company's Redeemable Convertible Preferred Stock.



DELOITTE & TOUCHE LLP
San Diego, California
January 29, 1997


CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                     December 31,
                                                  1995          1996

ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                      $2,015        $55,405
  Short-term investments                                        10,449
  Accounts receivable - net                       4,832         18,833
  Foreign exchange contracts receivable                          9,317
  Inventories                                     5,315         15,678
  Deferred income taxes                                          1,432
  Prepaid expenses and other                        306          1,880
     Total current assets                        12,468        112,994
PROPERTY - net                                    3,053         11,707
OTHER ASSETS                                         98          4,766
TOTAL ASSETS                                    $15,619       $129,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving loan and security agreements         $2,786         $1,750
  Advances against commercial drafts              1,305
  Accounts payable                                2,369          7,095
  Accrued and other liabilities                   2,163          8,401
  Foreign exchange contracts payable                             8,396
  Income taxes payable                                           2,609
     Total current liabilities                    8,623         28,251
OTHER LIABILITIES                                   417          2,396

COMMITMENTS AND CONTINGENCIES (Note 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK  -
authorized 9,834,880 shares; $.01 stated
par value; issued and outstanding 6,496,000
shares (liquidation preference - $28,409,000)
at December 31, 1995                             28,409

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - authorized 5,000,000
  shares; $.001 par value, no shares issued or outstanding

  Common stock - authorized 25,000,000 shares;
  $.001 par value, issued and outstanding
  13,780,000 shares at December 31, 1996                            14

  Common stock - authorized 15,000,000 shares;
  $.01 stated par value, issued and outstanding
  1,160,000 shares at December 31, 1995              12

  Paid-in capital                                   195        106,672
  Accumulated deficit                           (21,832)        (7,421)
  Cumulative translation adjustment                (205)          (445)

    Total stockholders' equity (deficit)        (21,830)        98,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                       $15,619       $129,467

See Notes to Consolidated Financial Statements.



CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                              Year Ended December 31,
                                         1994          1995          1996
REVENUES:
  Product sales                         $7,705       $15,576        $62,510
  Other                                  1,216         3,244          2,485
    Total revenues                       8,921        18,820         64,995

COSTS AND EXPENSES:
  Cost of product sales                  4,797         8,786         35,583
  Research and development               3,283         6,154         11,742
  Sales and marketing                    1,780         2,353          5,516
  General and administrative               849         1,181          4,270
    Total costs and expenses            10,709        18,474         57,111

OPERATING INCOME (LOSS)                 (1,788)          346          7,884
OTHER INCOME (EXPENSE):
  Foreign currency exchange gain - net      65            10            161
  Interest and other income                 17            32            347
  Interest and other expense              (281)         (283)          (691)
    Total other income (expense)-net      (199)         (241)          (183)

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                           (1,987)          105          7,701
PROVISION FOR INCOME TAXES                  58            36          1,191
NET INCOME (LOSS)                       (2,045)           69          6,510

EARNINGS PER SHARE:
  Primary:
  Earnings per share                                                  $0.58
    Weighted average common and common
    equivalent shares                                                11,210
  Fully Diluted:
    Earnings per share                                                $0.56
    Weighted average common and common
    equivalent shares                                                11,566

See Notes to Consolidated Financial Statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

                                           Common Stock      Paid-in   Accumulated   Translation    Stockholders'
                                          Shares  Amount     Capital     Deficit      Adjustment      Equity
                                                                                                     (Deficit)

BALANCE, JANUARY 1, 1994                  1,063     $11        $149      $(11,956)    $ (32)          $(11,828)
  Exercise of common stock options           28                  15                                         15
  Net loss                                                                 (2,045)                      (2,045)
  Accretion of redeption - preferred
  stock                                                                    (5,897)                      (5,897)
  Cumulative translation adjustment                                                       3                  3

BALANCE, DECEMBER 31, 1994                1,091      11         164       (19,898)      (29)           (19,752)
  Exercise of common stock options           69       1          31                                         32
  Net income                                                                   69                           69
  Accretion of redemption - preferred
  stock                                                                    (2,003)                      (2,003)
  Cumulative translation adjustment                                                    (176)              (176)

BALANCE, DECEMBER 31, 1995                1,160      12         195       (21,832)     (205)           (21,830)
  Change in par value due to
  reincorporation                                   (10)         10
  Exercise of common stock options          127                  93                                         93
  Issuance of common stock under
  consulting agreement                       10                 100                                        100
  Initial public offering of common
  stock, net of issuance costs            3,509       3      29,737                                     29,740
  Conversion of preferred stock and
  warrants to common stock                7,704       8      26,550                                     26,558
  Secondary public offering of common
  stock, net of issuance costs            1,270       1      49,987                                     49,988
  Net income                                                                6,510                        6,510
  Reversal of accretion of redemption
  upon conversion of preferred stock                                        7,901                        7,901
  Cumulative translation adjustment                                                    (240)              (240)
BALANCE, DECEMBER 31, 1996               13,780      14     106,672        (7,421)     (445)            98,820

See Notes to Consolidated Financial Statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                              Year Ended December 31,
                                          1994           1995         1996
OPERATING ACTIVITIES:
  Net income (loss)                     $(2,045)          $69         $6,510
  Adjustments to reconcile net
   (loss) to net cash used for
   operating activities:
  Depreciation and amortization             677           820          2,284
  Loss on disposal of property                                           223
  Change in assets and liabilities:
   Accounts receivable                     (207)       (2,574)       (15,436)
   Foreign exchange contracts
    receivable                                                        (9,317)
   Inventories                           (1,205)       (2,813)       (10,512)
   Deferred income taxes                                              (1,432)
   Prepaid expenses and other assets       (233)           99         (4,919)
   Accounts payable                         424         1,404          5,501
   Foreign exchange contracts payable                                  8,396
   Accrued and other liabilities            407           379          8,769
   Income taxes payable                                                2,609
   Other                                    (17)          502           (674)
    Net cash used for operating
     activities                          (2,199)       (2,114)        (7,998)

INVESTING ACTIVITIES:
  Acquisition of property                  (640)       (2,653)       (11,090)
  Disposal of property                       91           226             16
  Purchases of investments                                           (13,715)
  Sales of investments                                                 1,900
   Net cash used for investing
    activities                             (549)       (2,427)       (22,889)

FINANCING ACTIVITIES:
  Net (payments) borrowings under
   revolving loan and security
   agreements                               (42)        1,240         (1,036)
  Proceeds from issuance of redeemable
   convertible preferred stock              404         3,407          6,050
  Proceeds from issuance of common
   stock                                     15            32         79,935
  Net advances against (discounting of)
   commercial drafts                        945          (390)        (1,240)
  Payments on capital lease obligations                   (27)          (159)
  Net proceeds from issuance of
   subordinated promissory notes          3,150
    Net cash provided by financing
     activities                           4,472         4,262         83,550

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                 (113)          (32)           727

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         1,611          (311)        53,390

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          715         2,326          2,015

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                  2,326         2,015         55,405

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Interest paid                             162           219            467

  Income taxes paid                          58            36             14

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Conversion of Redeemable Convertible
   Preferred Stock to common stock
   upon initial public offering                                       26,558

  Capital lease obligations incurred
   for furniture and equipment                            100            573

  Net book value of property
   transferred to inventory for resale       39           177

  Conversion of subordinated promissory
   notes and related interest payable
   to Redeemable Convertible Preferred
   Stock                                                3,755


See Notes to Consolidated Financial Statements.


CYMER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - Cymer, Inc. (successor to Cymer Laser Technologies) and its subsidiary (collectively the "Company") is engaged primarily in the development, manufacturing and marketing of excimer lasers for sale to manufacturers of photolithography tools in the semiconductor equipment industry. The Company sells its product to customers primarily in Japan, the Netherlands and the United States.

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

    The Company completed its initial public offering of 3,509,000 shares of common stock on September 18, 1996, resulting in net proceeds to the Company of approximately $29.7 million. In connection with the offering, all outstanding Redeemable Convertible Preferred Stock and related outstanding warrants, were converted into 7,704,000 shares of common stock (see Note 6). On December 12, 1996, the Company completed a secondary public offering of 1,270,000 shares of common stock, resulting in net proceeds to the Company of approximately $50 million.

    Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc. and its wholly-owned subsidiary, Cymer Japan, Inc. The Company sells its excimer lasers in Japan primarily through Cymer Japan, Inc. All significant intercompany balances have been eliminated in consolidation.

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

    Cash Equivalents - Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less.

    Investments - The Company's investments are composed primarily of government and corporate fixed income securities. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Gains and losses on these investments were not material in 1996. See Note 3.

    Inventories - Inventories are carried at the lower of cost (first-in, first-out) or market.

    Property - Property is stated at cost. Depreciation is provided using the straight-line or declining balance methods over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized, using the straight-line method, over the shorter of the life of the improvement or the remaining lease term. Lasers built for internal use are capitalized and depreciated using the straight line method over three years.

    Impairment of Long-Lived Assets - Effective january 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the provisions of FAS 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. In 1996, the Company recorded expense related to impairment losses totaling $223,000.

    Revenue Recognition - Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Product sales include sales of lasers, replacement parts, and product service contracts. Other revenue primarily represents revenue earned from funded development activities and license fees. Such revenue is recognized on a basis consistent with the performance requirements of the agreements. Payments received in advance of performance are recorded as deferred revenue. Long-term contracts are accounted for on the percentage-of-completion method based upon the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete.

    Research and development revenues totaled $1,216,000, $3,244,000 and $2,485,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

    Warranty Expense - The Company generally warrants its products against defects for the earlier to occur of 17 months from the date of shipment or 12 months after acceptance by the end-user. The Company accrues a provision for warranty expense for all products sold. The amount of the provision is based on actual historical expenses incurred and estimated probable future expenses related to current sales. Warranty costs incurred are charged against the provision.

    Stock-Based Compensation - Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation". FAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7.

    Foreign Currency Translation - Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

    Foreign Exchange Contracts - The Company enters into foreign currency exchange contracts in order to reduce the impact of currency fluctuations related to purchases of the Company's inventories by Cymer Japan, Inc. for resale under firm third-party sales commitments. Net gains or losses are recorded on the date the inventories are received by Cymer Japan, Inc. (the transaction date) and are included in cost of product sales in the consolidated statements of operations as the related sale is consummated. Amounts due from/to the bank on contracts not settled as of the transaction date are recorded as foreign exchange contracts receivable/payable in the consolidated balance sheets.

    The Company recognized net gains from the above foreign currency exchange contracts of $496,000 and $1,920,000 for the years ended December 31, 1995 and 1996, respectively. The net gain of $496,000 for the year ended December 31, 1995 was reclassified to cost of product sales for consistency with the 1996 presentation. The face amount of the underlying contracts was $4,048,000 and $16,123,000 at December 31, 1995 and 1996, respectively. The Company also had forward foreign exchange contracts at December 31, 1996 to buy $43.2 million for
4.7 billion yen under foreign currency exchange facilities with banks in Japan (see Note 4). The total unrecorded deferred gain and premium on these contracts as of December 31, 1996 was $1,814,000. Such contracts expire on various dates through September 1997.

    Concentration of Credit Risk - The Company invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to the Company's corporate investment policy and prevailing market conditions. The Company has not experienced any losses on its cash accounts. The Company has a small number of significant customers and maintains a reserve for potential credit losses and such losses, to date, have been minimal (see "Major Customers and Related Parties").

    Major Customers and Related Parties - Revenues from major customers are detailed as follows:

                                        Year ended December 31,
                                      1994        1995        1996
Customer                                     (in thousands)

A                                    $2,134      $5,035      $20,123
B                                                 3,557       19,134
C                                     1,472       3,395       12,586
D                                                              6,555
E                                     1,320       1,954
F                                     1,231

    Receivables from these customers totaled $2,576,000 and $16,183,000 at December 31, 1995 and 1996, respectively.

    Revenues from Japanese customers, generated primarily by the Company's subsidiary, accounted for 33%, 50% and 61% of revenues for the years ended December 13, 1994, 1995 and 1996, respectively. Revenues from a customer in the Netherlands accounted for 17%, 18% and 19% of revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

    Revenues from stockholders totaled $2,917,000, $9,085,000 and $52,114,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

    Earnings Per Share - Primary earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding during each period using the treasury stock method. Fully diluted earnings per share reflect the maximum dilution of per share earnings utilizing the end of the year market price per share under the treasury stock method. All shares of common stock and common stock equivalents issued within twelve months of an initial public offering at a price per share less than the estimated offering price are considered to be outstanding for all periods presented in the same manner as a stock split. Accordingly, all shares of common stock and common stock equivalent issued in 1996 prior to the Company's initial public offering at a price per share below the initial public offering price are considered to be outstanding for all of 1996. Earnings (loss) per share information is not presented for 1994 and 1995 as such presentation prior to the Company's initial public offering would not be meaningful.

    Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

2.  BALANCE SHEET DETAILS

                                                      December 31,
                                                   1995          1996
                                                     (in thousands)
ACCOUNTS RECEIVABLE:
  Trade                                           $ 3,412      $19,072
  Other                                             1,420          466
  Subtotal                                          4,832       19,538
  Less allowance for doubtful accounts                            (705)
    Total                                           4,832       18,833

INVENTORIES:
  Raw materials                                     2,114        6,243
  Work-in-progress                                  2,232        6,680
  Finished goods                                      969        2,755
    Total                                           5,315       15,678

PROPERTY - at cost:
  Furniture and equipment                           4,113       10,888
  Capitalized lasers                                1,788        3,474
  Leasehold improvements                              245        1,713
  Construction in process                             587        1,229
  Subtotal                                          6,733       17,304
  Less accumulated depreciation and
   amortization                                    (3,680)      (5,597)
     Total                                          3,053       11,707


3.  INVESTMENTS

    Investments consist of the following as of December 31, 1996 (in thousands):

Short-term:
  Weekly Municipal Floater                         $4,602
  Municipal Bonds                                   3,706
  Floating Rate Bonds                                 950
  Commercial Paper                                    591
  Medium-Term Notes                                   300
  U.S. Government Agencies                            300
    Total                                          10,449

Long-term:
  Municipal Bonds                                   1,061
  Medium-Term Notes                                   300
     Total                                          1,361

    Investments are recorded at fair value, which approximated cost as of December 31, 1996. Short-term investments mature within one year and long-term investments mature in one year to 17 months. Long-term investments are included with other long-term assets on the consolidated balance sheet. See also "Investments" in Note 1.

4.  CREDIT FACILITIES

    Revolving Loan Facility - The Company had a revolving loan facility ("Loan Facility") providing for borrowings of up to $1,000,000 and guaranteed by a preferred stockholder of the Comany (see Note 10). Interest was payable quarterly, and the balance was due on the earlier of March 31, 1997 or the completion of the Company's initial public offering. The $1,000,000 balance owed plus accrued interest due against the Loan Facility was paid upon completion of the Company's initial public offering in September 1996.

    Loan and Security Agreement - The Loan and Security Agreement (the "Agreement") provides for three revolving loan facilities and a loan with a bank to provide for combined borrowings of up to a maximum of $11,000,000 with interest on outstanding borrowings ranging from prime to prime plus 0.25% (8.25% and 8.50%, respectively, at December 31, 1996). Borrowings under the Agreement are secured by substantially all of the Company's assets. The Agreement provides for the following (i) a $2,000,000 bank loan which is secured by the Company's assets, bears interest at a rate of prime plus .25% per annum, is payable in equal quarterly installments which begin December 31, 1996 through September 30, 1998, (ii) a $1,000,000 revolving bank line of credit which is also secured by the Company's assets, bears interest at a rate of prime per annum, is due March 5, 1997 and (iii) $8,000,000 under lines of credit secured by the Company's foreign receivables and inventory and guaranteed by the U.S. Export-Import Bank, which bears interest at prime rate per annum, and are due March 5, 1997 (as to $3,000,000) and June 27, 1997 (as to $5,000,000). There
was $1,750,000 outstanding under the Agreement at December 31, 1996.

The Agreement requires the Company to maintain compliance with certain financial statement and other covenants including, among other items, limitation on additional debt, total liabilities to tangible net worth and minimum tangible net worth. As of December 31, 1996, the Company was in compliance with all such covenants.

    In connection with the original Agreement, the Company issued the bank a five-year warrant to purchase 15,000 shares of the Company's Series D Redeemable Convertible Preferred Stock at $8.50 per share. In February 1995, warrants to purchase 16,000 shares of the Company's Series E Redeemable Convertible Preferred Stock at $4.00 per share were exchanged for the 15,000 Series D warrants (see Note 6).

    Advances Against Commercial Draft - Advances against commercial drafts represent funds advanced by a bank in Japan, without recourse, in connection with the discounting of certain commercial drafts received from customers as payment for the purchase of merchandise. The advances against commercial drafts are for a maximum of 2.1 billion yen (approximately $18,125,000 at December 31, 1996), are discounted at the bill discount rate plus 0.5% (1.875% at December 31, 1996) and generally mature within 120 days. The Company has deposited $459,000 with the bank under lien to the bank as security under the agreement.

    Foreign Exchange Facilities - The Company has foreign exchange facilities with banks in Japan and a bank in the United States. The first facility with a bank in Japan provides up to $43.2 million to be utilized for forward contracts for periods of up to one year. As of December 31, 1996, $18.7 million was being utilized under the foreign exchange facility (see "Foreign Exchange Contracts" in Note 1). The Company has guaranteed approximately $1.7 million as security under this agreement.

    The second foreign exchange facility with another bank in Japan provides up to $32.4 million to be utilized for forward contracts for periods of up to eight months. As of December 31, 1996, $24.5 million was being utilized under the foreign exchange facility (see "Foreign Exchange Contracts" in Note 1). The facility is part of the agreement providing advances against commercial drafts and is subject to the same security.

    The foreign exchange facility with the United States Bank provides up to $3.5 million to be utilized for spot and future foreign exchange contracts. The total gross amount to be settled within 2 business days is not to exceed $1 million (settlement limit) at any one time. The settlement limit may be increased against the revolving credit line availability or advance payment arranged prior to delivery of the foreign currency overseas. There were no foreign exchange contracts outstanding under this agreement at December 31, 1996. This facility is part of the Loan and Security Agreement discussed above and is subject to the same security and covenants.

5.  CONVERSION OF SUBORDINATED PROMISSORY NOTES - STOCKHOLDERS

    During 1995, principal totaling $3,622,000 plus accrued interest of $133,000 relating to loans obtained from certain stockholders in 1994 were converted into 1,073,000 fully-paid and non-assessable shares of Series F Redeemable Convertible Preferred Stock of the Company at $3.50 per share. In connection with the original loan, the Company also issued warrants to purchase shares of Series F Redeemable Convertible Preferred Stock (see
Note 6).

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon the Company's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately 7.7 million shares) and Redeemable Convertible Preferred Stock warrants (to purchase 283,000 shares of such stock) were automatically converted into the Company's common stock or warrants to purchase common stock. The conversion of the preferred stock and warrants to common was on a 1 for 1 basis, except for the Series E preferred stock and warrants, which were converted on an approximate 1.5 to 1 basis. Upon conversion of the preferred stock and warrants, all preferred stock dividends and other rights previously assigned ceased.

    In 1994, the Company changed its method of accounting for the 8% per annum accretion of the redemption price for the Company's Redeemable Convertible Preferred Stock. Prior to 1994, the Company did not record the accretion, as it was not probable that funds would be available for redemption. However, in 1994, the Company's prospects improved, justifying the change in method in accounting for the accretion. The impact of the change was to increase the balance of Redeemable Convertible Preferred Stock by $5,897,000 with a respective increase in the accumulated deficit in stockholders' deficit as of December 31, 1994. Upon the September 1996 conversion discussed above, the cumulative accretion of $7,901,000 was recorded as a reduction of the accumulated deficit.

7.  STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred Stock - Pursuant to the Company's Articles of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participation, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.

    Common Stock Warrants - At December 31, 1996, the Company had warrants outstanding to purchase 323,000 shares of its common stock at a weighted average purchase price of $3.42 per share. The warrants expire in 2000 and 2001.

    Stock Option and Purchase Plans - The Companyy has four plans that are described in the following as:

                                                    Common Shares Designated
                                                         for Issuance
<s)
(i)   1987 Stock Plan                                    1,500,000
(ii)  1996 Stock Option Plan                             1,500,000
(iii) 1996 Employee Stock Purchase Plan                    250,000
(iv)  1996 Director Option Plan                            100,000
            Total                                        3,350,000


    (i) 1987 Stock Plan (the "1987 Plan") - The 1987 Plan provides that incentive and nonstatutory options to purchase shares of common stock may be granted to employees and consultants at prices that are not less than 100% (85% for nonstatutory options) of the fair market value of the Company's common stock on the date the options are granted. The 1987 Plan also provides for various restrictions regarding option terms, prices, transferability and other matters. Options issued under the 1987 Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant.

    (ii) 1996 Stock Option Plan (the "1996 Stock Plan") - The 1996 Stock Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option. The exercise price of incentive stock options granted under the 1996 Stock Plan must be at least equal to the fair market value of the Company's common stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the 1996 Stock Plan is ten years.

    (iii) 1996 Employee Stock Purchase Plan (the "Purchase Plan") - The Purchase Plan is intended to qualify under Section 423 of the Code. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her base compensation (excluding bonuses, overtime and sales commissions), at price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock as of the first day of each offering period under the Purchase Plan or (ii) the fair market value of the common stock at the end of the offering period. Each six month offering period will commence the first day on which the national stock exchanges and the Nasdaq National Market are open for trading on or after May 1 and November 1 of each year, except that the first offering period began on the date of the Company's initial public offering and will end on April 30, 1997. In the event of a merger or asset sale, the offering period then in progress will be shortened so that each participant's options will be exercised before the date of the merger or sale. Any employee who is customarily employed for at least 20 hours per week and more than five months per calendar year and who has been so employed for at least three consecutive months on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

    (iv)  1996 Director Option Plan (the "Director Option Plan") - The
Director Option Plan went into effect upon the completion of the Company's initial public offering. Each director who is elected or appointed to the Board of Directors subsequent to the adoption of the Director Option Plan and who is not an employee of the Company automatically receives a nonstatutory option to purchase 10,000 shares of common stock of the Company on the date such person becomes a director. In addition, each non-employee director shall receive an option to acquire 2,500 shares of the Company's common stock upon such director's reelection at each Annual Meeting of Stockholders, provided that on such date such director shall have served on the Board of Directors for at least six months. Each option granted under the Director Option Plan is exercisable at 100% of the fair market value of the Company's common stock on the date such option is granted. Of the options granted under the Director Option Plan, 6.25% vest three months after their dates of grant, with an additional 6.25% vesting at the end of each subsequent three month period. The Plan is in effect for a term of ten years unless sooner terminated by the Board. There were no options issued under the Plan in 1996.

    Stock option transactions are summarized as follows (in thousands, except per share data):

                                                               Weighted Average
                                                  Number of     Exercise Price
                                                    Shares         Per Share
Outstanding, January 1, 1994                          492            $0.78
  Granted                                              67            $0.50
  Exercised                                           (28)           $0.59
  Terminated                                         (107)           $0.72

Outstanding, December 31, 1994                        424            $0.76
  Granted                                             979            $0.61
  Exercised                                           (59)           $0.70
  Terminated                                         (383)           $0.67

Outstanding, December 31, 1995                        961            $0.65
  Granted                                             694           $14.31
  Exercised                                          (127)           $0.73
  Terminated                                          (39)           $2.32

Outstanding, December 31, 1996                      1,489            $6.96

Exercisable, December 31, 1996                        293            $0.62

    The Company applies APB 25 and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plan, as the options are granted at the fair market value of the Company's common stock. Had compensation cost been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's net income for the year ended December 31, 1995 would have been reduced by approximately $19,000 and the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced by approximately $218,000 or $.02 per share. The fair value of the options granted during 1995 is estimated as $599,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield or volatility rate, risk free interest rates of 5.57% to 7.54%, assumed forfeiture rate of 3% and an expected life of five years. The fair value of the options granted during 1996 is estimated as $9,700,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
no dividend yield, volatility rate of 107%, risk free interest rates of 5.33% to 6.68%, assumed forfeiture rate of 3% and an expected life of five years.

    The following table summarized information as of December 31, 1996 concerning currently outstanding and exercisable options:

                               Options Outstanding                        Options Exercisable
                  _______________________________________________   ____________________________
                                Weighted Average     Weighted                         Weighted
  Range of          Number         Remaining          Average          Number          Average
Exercise Prices   Outstanding   Contractual Life   Exercise Price    Exercisable    Exercise Price
                 (in thousands)      (years)                        (in thousands)
$0.25 - $3.00          801            3.30             $0.63               293           $0.62
$4.00 - $8.00          333            4.19              5.32
        $9.50          187            4.68              9.50
       $22.75           30            4.79             22.75
       $41.00          138            4.91             41.00
                   __________                                           _________
                     1,489                                                 293

     Common Shares Reserved - As of December 31, 1996, the Company had reserved the following number of shares of common stock for issuance (in thousands):

Issuance under stock option and purchase plans               1,502
Exercise of common stock purchase warrants                     323
                                                            _______
Total                                                        1,825

8.  INCOME TAXES

    Income taxes in the statement of operations for years ended December 31, 1994 and 1995 primarily represent taxes paid in Japan for research and development revenues generated from agreements with Japanese companies (see
Note 10).

    The components of the provision for income taxes are summarized as follows for the year ended December 31, 1996 (in thousands):

Current income taxes:
  Federal                                  $1,605
  Foreign                                   1,004
Total                                       2,609

Deferred income taxes:
  Federal                                    (131)
  State                                       (12)
  Foreign                                    (352)
Total                                        (495)

Reduction in valuation allowance             (923)

Provision for income taxes                 $1,191

    The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (34%) to income before provision for income taxes. The items causing this difference for the period ended December 31, 1996 are as follows:

Provision at statutory rate                                   34.0%
Foreign provision in excess of Federal statutory rate          7.3
State income taxes, net of Federal benefit                    (1.6)
Foreign sales corporation taxes, net of Federal benefit       (4.4)
Federal tax credits                                           (2.5)
Miscellaneous/other items                                      3.2
Reduction in valuation allowance                             (20.5)

Provision at effective rate                                   15.5%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                              December 31,
                                                      1994        1995        1996
                                                             (in thousands)
Tax credit carryforwards                             $1,241      $1,829      $2,126
Net operating loss carryforwards                      3,608       3,195
Capitalized research and development costs              298         359         243
Reserves and accruals not currently deductible          254         339       3,290
Differences between book and tax basis of
  inventory and fixed assets                            242         450         594
Unearned revenues                                       199         307         108
Deferred rent                                           141         159         175
State taxes                                            (351)       (427)        (65)
Deferred taxes - foreign                                                        352
Settlement costs                                                               (103)

Net deferred tax assets before valuation allowance    5,632       6,211       6,720
Valuation allowance                                  (5,632)     (6,211)     (5,288)

Total                                                $   -        $  -       $1,432

    The Company has Federal and state tax business credit carryforwards available to offset future tax liabilities of $1,833,000 and $293,000, respectively. Such Federal and state tax credit carryforwards expire at various dates beginning with the year 1997 and 2003, respectively.

    The Company recorded a valuation allowance equal to the total net deferred tax asset balance at December 31, 1994 and 1995. The Company reduced its valuation allowance in 1996 by $923,000 to the extent management believes current year activity made realization of such benefit more likely than not.

9.  COMMITMENTS AND CONTINGENCIES

    Leases - The Company leases its primary facilities under non-cancelable operating leases. The lease terms are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the term. The Company also leases certain other facilities and equipment under capital and short-term operating lease agreements. The capital leases expire on various dates through 2000.

    Under the terms of an operating lease for an office building entered into in December 1996, the Company has deposited approximately $2,224,000 in an escrow account in lieu of a security deposit for the premises. The majority of this amount is included with other long-term assets on the consolidated balance sheet.

    Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $555,000, $736,000, and $1,052,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

    The net book value of assets under capital leases at December 31, 1995 and 1996 was approximately $85,000 and $528,000, net of accumulated amortization of approximately $16,000 and $145,000, respectively.

    Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

Year Ending December 31,                       Operating        Capital
1997                                            $ 1,864          $ 181
1998                                              2,388            154
1999                                              2,443            148
2000                                              2,502            100
2001                                              2,560
Thereafter                                       23,418
                                                ________         _______
Total                                            35,175            583

Less amount representing interest                                  116

Present value of minimum lease payments                            467
Less current portion                                               148

Long term obligations under capital leases                       $ 319

    Patent License Agreement - The Company has a patent license agreement for a non-exclusive worldwide license to certain patented laser technology. Under the terms of the agreement, the Company is required to pay royalties ranging from 0.25% to 5% of gross sales and leases as defined depending on the total amounts attained. Royalty fees totaled $30,000, $64,000 and $226,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

    Employee Savings Plan - The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits. The Plan is available to substantially all full-time United States employees. The Company is not required to make contributions and through December 31, 1996, no contributions had been made.

    Retirement Plan - During the period ended December 31, 1996, Cymer Japan, Inc. adopted a retirement benefit plan for all Cymer Japan, Inc. employees and Japanese directors. The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law. Total expense under the plan for the year ended December 31, 1996 amounted to $37,000.

    Contingency - On November 1, 1996, the Company entered into a settlement agreement for the dismissal of a patent infringement complaint filed against the Company in September, 1996. Under the terms of the settlement, the plaintiffs agreed to (i) release the Company from any claims they may have with respect to the disputed patent and (ii) dismiss the patent infringement action with prejudice. In return, the Company agreed to make annual payments to the plaintiffs over a 13 year period. Such annual payments and the related expense are not material to the Company's financial position, results of operations or cash flows.

    In addition, the Company's Japanese manufacturing partner has been notified that its manufacture of the Company's laser systems in Japan may infringe a Japanese patent held by another Japanese company. The Company has indemnified its Japanese manufacturing partner against patent infringement claims under certain circumstances. The Company believes, based upon the advice of counsel, that the Company's products do not infringe any valid claim of the asserted patent.

10. RELATED PARTY TRANSACTIONS

    Collaborative Arrangement - The Company has a collaborative arrangement with a Japanese company that is also a stockholder of the Company. The arrangement, entered into in August 1992, includes a (i) stock purchase agreement, (ii) research and development agreement (iii) product license agreement, and (iv) contract manufacturing agreement. The general provisions of these agreements are as follows:

    Stock Purchase Agreement - The stockholder purchased 235,295 shares of the Company's Series D Redeemable Convertible Preferred Stock at $8.50 per share with net proceeds to the Company of $1,909,000. Such stock was converted to common stock in 1996 (see Note 6).

    Research and Development Agreement - The stockholder will reimburse the Company 50% of the Company's total research and development expenses under annual sub-agreements, as defined, to a maximum of $500,000 per year. Reimbursements of $375,000 and $250,000 were received under the agreement for the years ended December 31, 1994 and 1995, respectively. The agreement expired in June 1995.

    Product License Agreement - The Company granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of the Company's products and subsequent enhancements thereto. The Company also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties. In exchange for these rights, the Company received up-front license fees and is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. The license agreement also provides that product sales between the Company and the stockholder will be at a 15% discount from the respective companies' list price. The agreement terminates in August 2012. There was no activity under this agreement in 1994, 1995 and 1996.

    Contract Manufacturing Agreement - The stockholder has agreed to manufacture for the Company another of its products. The Company will be required to purchase a specified percentage of its total annual product, as defined. The agreement expires on August 2001, and will automatically renew for two-year terms unless one year's notice is given by either party. The Company made $477,000 in purchases under this agreement in 1996. No purchases were made in 1994 and 1995.

    Design and Development Agreements - During 1995, the Company entered into design and development agreements with certain of its major customers who are also stockholders. Such agreements generally provide, among other things, discounts to these customers on future sales of the related lasers. Revenues from such agreements are not a material component of 1995 or 1996 revenues.

    Service Agreement - The Company has a service agreement with another Japanese company who is also a stockholder of the Company. The general provisions of the service agreement are as follows:

    Sales and Marketing - The Japanese company is to assist the Company in establishing sales, marketing, manufacturing, and maintenance capabilities in exchange for consideration equal to a percentage of net sales of certain products in Japan. The agreement initially expired in March 1996 and automatically extends until the total consideration paid under the agreement aggregates $2,000,000. Under certain conditions, if the agreement is terminated, the Company may be required to pay liquidated damages equal to $2,000,000 less the aggregate of previous consideration plus other eligible consideration paid to the Japanese company as defined in the agreement. Consideration expensed under the agreement for the years ended December 31, 1994, 1995 and 1996, totaled $67,000, $211,000 and $1,284,000, respectively.

    Business Strategy - In addition, the Japanese company has agreed to assist the Company in establishing a business strategy for the Japanese market, evaluating third party contractors, preparing and negotiating the terms and conditions of a license proposal with third party contractors, and finding new investors. In exchange for such assistance, the Company agreed to pay the Japanese company a percentage of any (i) up-front license fees, (ii) royalties received on certain sales, and (iii) funding received from new investors. No payments were made under the agreement in 1994, 1995 and 1996.

    Royalties - The Company has also agreed to pay the Japanese company additional royalties on net sales of certain products manufactured by the third party contractor as well as a fee for each laser chamber reburbished by the third party contractor. Such royalties are applicable only for the period subsequent to the expiration of the original agreement.

11. GEOGRAPHIC INFORMATION

    Presented below is information regarding sales, income (loss) from operations, and identifiable assets, classified by operations located in the United States and Japan. The Company sells its excimer lasers in Japan through Cymer Japan, Inc. Intercompany sales to Cymer Japan, Inc. are primarily at
85% of the price of products sold to outside customers. All significant intercompany balances are eliminated in consolidation. The majority of consolidated costs and expenses are incurred in the United States and are reflected in the operating income (loss) from the United States operations.

                                         Year Ended December 31,
                                      1994        1995        1996
                                             (in thousands)
Sales:
  United States                      $ 6,661     $11,303     $ 26,918
  Japan                                2,260       7,517       38,077
      Total                            8,921      18,820       64,995

Operating income (loss):
  United States                       (2,312)     (3,425)     (13,974)
  Japan                                  524       3,275       21,858
      Total                           (1,788)       (150)       7,884

                                               December 31,
                                       1994        1995        1996
Identifiable assets:
  United States                        6,414      10,876      105,902
  Japan                                2,758       4,743       23,565
      Total                            9,172      15,619      129,467