Form 10-Q
period 1997-03-31
CYMER INC
filed 1997-05-05
CIK 897067

2

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                             OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE EXCHANGE ACT OF 1934
     For the transition period from __________ to
     ____________

               Commission file number 0-21321

                         CYMER, INC.
   (Exact name of registrant as specified in its charter)

          Nevada                                        33-0175463
(State or other jurisdiction of incorporation      (I.R.S. Employer
     or organization)                               Identification No.)
16750 Via Del Campo Court, San Diego, CA                92127
(Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code     (619) 451-7300

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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on April 29, 1997 was 14,003,320.


                         CYMER, INC.

                          FORM 10-Q

            For the Quarter Ended March 31, 1997

                            INDEX

                                                                       PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31,               3
           1996 and March 31, 1997

          Consolidated Statements of Operations for the                4
           three months ended March 31, 1996 and 1997

          Consolidated Statements of Cash Flows for the                5
           three months ended March 31, 1996 and 1997

          Notes to Consolidated Financial Statements                   7

ITEM 2.   Management's Discussion and Analysis of Financial            10
          Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                            23

ITEM 2.   Changes in Securities                                        23

ITEM 3.   Defaults upon Senior Securities                              23

ITEM 4.   Submission of Matters to a Vote of Security Holders          23

ITEM 5.   Other Information                                            23

ITEM 6.   Exhibits and Reports on Form 8-K                             23

          SIGNATURE PAGE                                               23



               PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                               December            March
                                                  31,               31,
                                                 1996              1997
                                                                 (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                     $55,405          $32,836
   Short term investments                         10,449           17,172
   Accounts receivable - net                      18,833           29,545
   Foreign exchange contracts receivable           9,317           15,336
   Inventories                                    15,678           26,007
   Deferred income taxes                           1,432            1,411
   Prepaid expenses and other                      1,880            2,509
          Total current assets                   112,994          124,816

PROPERTY - net                                    11,707           17,552
LONG-TERM INVESTMENTS                              1,366            9,028
OTHER ASSETS                                       3,400            3,397
     TOTAL ASSETS                               $129,467         $154,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving loan and security agreements         $1,750           $1,500
   Accounts payable                                7,095           15,464
   Accrued and other liabilities                   8,401           15,352
   Foreign exchange contracts payable              8,396           13,811
   Income taxes payable                            2,609            2,996
          Total current liabilities               28,251           49,123

OTHER LIABILITIES                                  2,396            2,819

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000
    shares; $.001 par value,  no shares
    issued or outstanding
   Common stock - authorized 25,000,000
    shares; $.001 par value, issued and
    outstanding 13,780,000 and 13,951,000
    shares                                            14              14
   Paid-in capital                               106,672         106,579
   Net unrealized loss on investments                                (40)
   Accumulated deficit                            (7,421)         (3,013)
   Cumulative translation adjustment                (445)           (689)
          Total stockholders' equity              98,820         102,851

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $129,467        $154,793

       See notes to consolidated financial statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                               For the three months
                                                  ended March 31,
                                                 1996          1997
                                              (unaudited)    (unaudited)
REVENUES:
   Product sales                               $6,526        $36,446
   Other                                          634            525
          Total revenues                        7,160         36,971

COSTS AND EXPENSES:
   Cost of product sales                        4,210         21,697
   Research and development                     1,958          4,248
   Sales and marketing                            755          2,259
   General and administrative                     551          1,797
          Total costs and expenses              7,474         30,001

OPERATING INCOME (LOSS)                          (314)         6,970

OTHER INCOME (EXPENSE):
   Foreign currency exchange gain (loss)
     - net                                         97           (555)
   Interest and other income                       17            697
   Interest and other expense                     (50)          (117)

          Total other income - net                 64             25

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                          (250)         6,995

Provision for Income Taxes                         10          2,587

NET INCOME (LOSS)                               ($260)        $4,408

EARNINGS (LOSS) PER SHARE:
     Earnings per share                                        $0.29
     Weighted average common and common
          equivalent shares outstanding                       15,213
     Pro forma loss per share                  ($0.03)
     Pro forma weighted average common
      and common equivalent shares
      outstanding                               8,612

       See notes to consolidated financial statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                        For the three
                                                         months ended
                                                           March 31
                                                     1996           1997
                                                  (unaudited)    (unaudited)
OPERATING ACTIVITIES:
   Net income (loss)                                 ($260)        $4,408
   Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
     Depreciation and amortization                     259          1,163
     Change in assets and liabilities:
       Accounts receivable                          (2,201)       (11,537)
       Foreign exchange contracts receivable                       (6,762)
       Inventories                                  (1,886)       (10,491)
       Prepaid expenses and other assets               (79)          (658)
       Accounts payable                                807          7,666
       Foreign exchange contracts payable                           6,085
       Accrued and other liabilities                 2,232          7,147
       Income taxes payable                                           463
       Other                                            22            465

         Net cash used for operating activities     (1,106)        (2,051)

INVESTING ACTIVITIES:
   Acquisition of property                          (1,881)        (6,430)
   Purchases of investments                                       (20,375)
   Sales of investments                                             5,950

      Net cash used for investing activities        (1,881)       (20,855)

FINANCING ACTIVITIES:
   Net payments under revolving loan and
    security agreements                             (1,786)          (250)
   Proceeds from issuance of redeemable
    convertible preferred stock                      5,363
   Proceeds (costs) from issuance of common
    stock                                               33            (93)
   Net discounting of commercial drafts               (859)
   Payments on capital lease obligations                              (94)

       Net cash provided by (used for)
        financing activities                         2,751           (437)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                      22            774

NET DECREASE IN CASH AND CASH EQUIVALENTS             (214)       (22,569)
CASH AND CASH EQUIVALENTS AT BEGINNING  OF
  PERIOD                                             2,015         55,405

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $1,801        $32,836


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Interest paid                                       $64          $143
   Income taxes paid                                              $1,938

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for
    furniture and equipment                            $52         $619

See notes to consolidated financial statements.



                         CYMER, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 31, 1997
                         (Unaudited)

1. BASIS OF PRESENTATION

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

     Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1996. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.  EARNINGS (LOSS) PER SHARE

     Earnings Per Share - Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding during each period using the treasury stock method. Primary earnings per share is not significantly different from fully diluted earnings per share for any of the periods indicated.

     Pro Forma Loss Per Share - Pro forma loss per share is presented for the period prior to the Company's initial public offering of common stock in September 1996. The amount is computed based on the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method and assumes conversion of all outstanding redeemable convertible preferred stock and the exercise of all outstanding warrants. Stock options, redeemable convertible preferred stock and warrants are considered to be common stock equivalents, except where the stock options are not assumed converted as such conversion would be antidilutive. All shares of common stock and common stock equivalents issued within twelve months of an initial public offering at a price per share less than the estimated offering price are considered to be outstanding for all periods presented in the same manner as a stock split. Accordingly, all shares of common stock and common stock equivalents issued subsequent to August 1995 at a price per share below the estimated offering price are considered to be outstanding for all periods presented.

     New Accounting Pronouncement.  In February 1997, the
Financial Accounting Standards Board issued Statement of
Financial Accounting Standards ("SFAS") No. 128, "Earnings
Per Share," effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

     The Company will be required to adopt the new method of reporting EPS for the year ending December 31, 1997. The Company's EPS reflected in this document includes Primary EPS for 1997 and 1996 under the rules of APB No. 15 and the use of stock equivalents only when they are dilutive.

     Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect Basic EPS as materially different than the results of computing Primary EPS under the current method. The pro forma effects of adopting SFAS No. 128 are as follows:

                                                Three Months Ended
                                                   March 31, 1997
                                               (shares in thousands)

     Basic:
     Weighted average number of common shares           13,837
     Earnings per share                                  $0.32

     Diluted:
     Weighted average number of common shares
        and common share equivalents outstanding        15,213
     Earnings per share                                  $0.29


3. BALANCE SHEET DETAILS

                                      December 31,        March 31,
                                       1996                  1997
                                              (in thousands)
INVENTORIES:
     Raw Materials                      $6,243             $11,418
     Work-in-progress                    6,680              10,232
     Finished goods                      2,755               4,357
           Total                       $15,678             $26,007


4. BORROWING FACILITIES

     Loan and Security Agreement - The Loan and Security Agreement (the "Agreement") provides for a loan with a bank to provide a $2,000,000 bank loan which is secured by the Company's assets, bears interest at a rate of prime plus
 .25% per annum and is payable in eight quarterly installments to begin December 31, 1996 through September 30, 1998. The Agreement requires the Company to maintain compliance with certain financial statement and other covenants including, among other items, limitation on additional debt, total liabilities to tangible net worth and minimum tangible net worth. As of March 31, 1997 the Company was in compliance with all such covenants. There was $1,500,000 outstanding under the Agreement at March 31, 1997.

     In addition, during the quarter ended March 31, 1997, the Company canceled revolving loan facilities under the Agreement which provided combined borrowings of up to a maximum of $8,000,000 with interest on outstanding borrowings at the current prime rate. There were no balances due under these facilities at the time of cancellation.


5. CONTINGENCIES

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



  Item 2.  Management Discussion and Analysis of Financial
                          Condition
                  and Results of  Operation

Results of Operations

  The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                            Three months ended
                                                March 31,
                                           1996           1997
Revenues:
     Product sales                         91.1%          98.6%
     Other                                  8.9            1.4
        Total revenues                    100.0%         100.0%

Cost and expenses:
     Cost of product sales                 58.8           58.7
     Research and development              27.3           11.5
     Sales and marketing                   10.6            6.1
     General and administrative             7.7            4.9
        Total costs and expenses          104.4           81.2

Operating income (loss)                    (4.4)          18.8
Other income -net                           0.9            0.1

Income (loss) before provision for
     income taxes                          (3.5)          18.9

Provision for income taxes                   .1            7.0

Net income (loss)                          (3.6%)         11.9%

Gross margin on product sales              35.5%          40.5%

Three Months Ended March 31, 1996 and 1997

     Revenues.   The Company's total revenues consist of
     product sales, which include sales of laser systems and spare parts and service and training, and other revenues, which primarily include revenues from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

     Product sales increased 458% from $6.5 million in the three months ended March 31, 1996 to $36.4 million in the three months ended March 31, 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 84 laser systems were sold in the three month period ended March 31, 1997 compared to 15 laser systems in the three month period ended March 31, 1996. Funded development revenues decreased 17% from $634,000 for the three months ended March 31, 1996 to $525,000 in the three months ended March 31, 1997, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH.

     The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 69%, 81% and 87% of the Company's sales in 1995, 1996 and the first three months of 1997, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 50%, 61% and 68% of revenues from 1995, 1996 and the first three months of 1997, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Companies inventories by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales rose 415% from $4.2 million for the three months ended March 31, 1996 to $21.7 million for the three months ended March 31, 1997. The gross margin on these sales increased to 40.5% for the three months ended March 31, 1997 from 35.5% for the same three month period in 1996 as the increase in sales over the period absorbed more of the overhead costs associated with manufacturing.

     Warranty reserve expenses are included in cost of product sales as the related sales are reported. For the three months ended March 31, 1997, an additional specific warranty reserve was expensed to address certain lasers previously shipped. This additional warranty expense was to incorporate improvements in these lasers to ensure that they meet the current product configuration. These changes are currently in varying stages of implementation.

     For the three months ended March 31, 1997, the Company incurred an increase in field support overhead costs as it continued to build its world wide field support infrastructure, including the recruitment and training of highly skilled field engineers in order to provide fast and responsive service to the semiconductor manufacturers.

     Net gains or losses from foreign currency exchange contracts are recorded on the date the inventories are received by the Japanese subsidiary and are included in cost of product sales in the consolidated statements of operations as the related sales are consummated. The Company recognized net gains on such contracts of $2.0 million for the three months ended March 31, 1997. There were no gains or losses on such contracts for the three months ended March 31, 1996.

     Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 117% from $2.0 million in the three months ended March 31, 1996 to $4.2 million in the three months ended March 31, 1997, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 27.3% to 11.5% in the respective periods due to the growth in the Company's revenues.

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 199% from $755,000 for the three months ended March 31, 1996 to $2.3 million in the three months ended March 31, 1997 due primarily to increased product support sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 10.6% to 6.1% in the respective periods due to the growth in the Company's revenues.

     General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. These expenses increased 226% from $551,000 in the three months ended March 31, 1996 to $1.8 million for the three months ended March 31, 1997 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee recruiting requirements, and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 7.7% to 4.9% in the respective periods.

     Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the U.S. dollar. Net other income decreased from $64,000 for the three months ended March 31, 1996 to $25,000 for the three months ended March 31, 1997, primarily due to the increase in interest income associated with the investment of excess cash, off set by a foreign currency exchange loss for 1997. Foreign currency exchange gains totaled $97,000, interest income totaled $17,000 and interest expense totaled $50,000 for the three months ended March 31, 1996, compared to an exchange loss of $555,000, interest income of $697,000 and $117,000 in interest expense for the three months ended March 31, 1997. Interest expense for the three months ended March 31, 1997 was attributable primarily to the discounting of commercial drafts in Japan and interest associated with the bank term loan.

     The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar due to the fact that sales by the Company to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to the Company. The gains or losses from these contracts are recorded as a component of cost of product sales, while the remaining foreign currency exposure is recorded as other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

     Provision for Income Taxes. The provision for income taxes was insignificant for the three month period ended March 31, 1996 as a loss was reported for the period and the Company had net operating loss carryforwards which would absorb any income tax effect. The tax provision of $2.6 million for the three months ended March 31, 1997 was primarily attributable to the substantial growth in the Company's pretax income and as this was the first reporting period in which the Company's performance was subject to a fully burdened tax rate.


Liquidity and Capital Resources

     The Company's primary source of liquidity has been the cash flow generated from the Company's September 18, 1996 initial public offering, resulting in net proceeds to the Company of approximately $29.7 million and the public offering on December 12, 1996, resulting in net proceeds of approximately $50.0 million, the private sale of equity securities over the Company's ten year history totaling approximately $27.1 million and short term bank borrowings. As of March 31, 1997, the Company had approximately $32.8 million in cash and cash equivalents, $17.2 million in short term investments, $9.0 million in long term investments, $75.7 million in working capital and $1.5 million in bank debt.

     Net cash used in operating activities was approximately $1.1 million for the three months ended March 31, 1996 and $2.1 million for the three months ended March 31, 1997. The increase in cash used in operations in the three months ended March 31, 1997 was primarily attributable to an increase in accounts receivable and inventory as the working capital requirements of the Company increased due to the business expansion during the period.

     Net cash used for investing activities was approximately $1.9 million for the three months ended March 31, 1996 as compared to $20.9 million for the three months ended March 31, 1997. The increase in cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's public offerings and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements in the manufacturing area in order to accommodate the business expansion for the period.

     The Company's financing activities provided net cash of approximately $2.8 million for the three months ended March 31, 1996, as compared to a net cash used for financing activities for the three months ended March 31, 1997 of approximately $437,000. During the three months ended March 31, 1996, the Company sold Redeemable Convertible Preferred Stock for approximately $5.4 million, decreased its bank borrowings by $1.8 million and reduced advances against commercial drafts by $859,000. Upon the Company's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately
     7.7 million shares) and Redeemable Convertible Preferred Stock Warrants (to purchase 283,000 shares of such stock) were automatically converted into the Company's common stock or warrants to purchase common stock. In the three months ended March 31, 1997, the Company decreased it bank borrowings by $250,000.

     The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of the Company's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company believes that its current level of liquid assets, credit facilities and expected cash generated from operations are sufficient to sustain operations and provide for the future expansion of its business during this fiscal year. Thereafter the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.


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

     The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of systems, which are priced at up to $450,000. As a result, the precise timing of the recognition of revenue from an order for one or a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems, or even one system, are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. The Company had a backlog of orders at March 31, 1997 of approximately $91.4 million for shipment during the next 12 months. However, customers may cancel or delay orders with little or no penalty, and because of the Company's limited experience in producing lasers in volume, there can be no assurance that the Company will recognize revenue on any significant portion of this backlog. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty.

     The Company believes that semiconductor manufacturers are currently developing capability for pilot production of 0.25um devices. The Company also believes that demand for its excimer lasers for DUV photolithography tools is currently being driven by the efforts to develop such capability. Once semiconductor manufacturers have acquired such capability, the company believes that they will continue to invest in DUV photolithography tools to expand their capacity to manufacture 0.25um devices only to the degree to which their sales forecasts and 0.25um manufacturing process yields justify such investment.
Accordingly, the Company currently expects that demand for its DUV excimer lasers, and thus its revenues, will grow subject to such demand and process development constraints.

     Recently, the Company has significantly increased the scale of its operations and its manufacturing capacity, including hiring additional personnel and substantially increasing the number of systems in production. This expansion has resulted in higher materials and work-in-process inventory levels and significantly higher operating expenses, and has required the Company to implement a variety of new systems, procedures and controls. Based on its backlog of orders at March 31, 1997, the Company expects to continue to increase its inventories and operating expenses. If orders received by the Company do not result in sales, or if the Company is unable to sustain its revenues at anticipated levels, the Company's operating results would be materially adversely affected.

     Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

     Unpredictability of Future Operating Results. The Company was founded in 1986 and shipped its first prototype laser system in 1988. Although the Company's revenues have increased over the last three years and each of the last nine quarters, and the Company has been profitable for each of the last four quarters, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period. The Company's history of annual and quarterly operating losses, its substantial expansion in manufacturing capacity, its limited experience in supplying products in volume and the difficulty of predicting the demand for its products, among other factors, make the prediction of future operating results difficult if not impossible.

     Risks Associated with Rapid and Substantial
Manufacturing Expansion. To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufactures and tests its photolithography laser systems. Despite recent success in expanding production, the Company is currently unable to manufacture and test its photolithography laser systems fast enough to fill all orders and is behind on some of its delivery schedules. While the Company is not aware of any order cancellations as a result of these delays, such delays, if they continue or recur, increase the risk that customers may cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's results of operations.

     In addition to increasing manufacturing capacity at its facilities in San Diego, California, the Company has qualified Seiko Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its photolithography lasers. While Seiko began limited production of lasers for the Company in the first quarter of 1997, there can be no assurance that Seiko can maintain production on schedule. The failure of Seiko to maintain production on schedule could have a material adverse effect on the Company's business, financial condition and results of operations.

     Seiko has been advised by Komatsu, Ltd. ("Komatsu"), a competitor of the Company, that certain aspects of the Company's lasers might infringe a patent that has been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under that patent against Seiko if Seiko engages in manufacturing activities for the Company. Cymer has been advised by its patent counsel that in the opinion of such firm the Company's products do not infringe any valid claims included in the Komatsu patent. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to continue manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet the anticipated demand for its products could be materially adversely affected.

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

     Dependence on Single Product Line. The Company's only product line is excimer lasers, the primary market for which is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for the Company's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools. Impediments to such adoption include a shortage of engineers with experience implementing, utilizing and maintaining DUV photolithography systems that incorporate excimer laser illumination sources, instability of photoresists used in DUV photolithography and a shortage of specialized glass used in DUV optics. There can be no assurance that such impediments can or will be overcome, and, in any event, such impediments may materially reduce the demand for the Company's products. In addition, to the extent that such manufacturers are able to produce semiconductors with smaller critical feature sizes by extending the performance capabilities of mercury lamp illumination sources used in existing DUV photolithography tools, the demand for the Company's products would also be materially reduced. Further, if the Company's customers experience reduced demand for DUV photolithography tools, or if the Company's competitors are successful in obtaining significant orders from such customers, the Company's results of operations would be materially adversely affected.

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

     Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 65% and 90% of the Company's total revenues in 1995 and 1996, respectively. Sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 19%, 13%, 54% and 3%, respectively, of total revenues for the first three months of 1997 and 19%, 30%, 31% and 10%, respectively, of total revenues in 1996. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 to 481 between December 31, 1995 and March 31, 1997. The Company also substantially increased its manufacturing capacity during that period and installed a new management information system. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, procedures and controls, including accounting and other internal management systems, procedures and controls, delivery and field service and customer support capabilities. The Company will also be required to manage effectively its expanding international operations, effect timely deliveries of its products or maintain the product quality and reliability required by its customers. The Company has experienced, and may continue to experience, delays in deliveries to customers as a result of its inability to increase its manufacturing capacity fast enough to meet demand. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

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

     Need to Expand Field Service and Support Organization. The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, the Company believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, the Company intends to expand its direct support infrastructure in Japan and Europe, expand its field service and support in Korea by establishing a joint service and support capability with an independent firm, and establish a joint service and support capability with an independent firm to serve Taiwan and Southeast Asia. The establishment of these activities will entail recruiting and training qualified personnel, identifying qualified independent firms and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. There can be no assurance that the Company will be able to attract qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents, and as of March 31, 1997, the Company owned 19 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to January 2016 and had applied for 13 additional patents in the United States, two of which have been allowed. As of March 31, 1997, the Company had filed 77 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

     Risks of International Sales and Operations.
Approximately 69%, 81% and 87% of the Company's revenues in 1995, 1996 and the first three months of 1997, respectively, were derived from customers located outside the United
States. Because a significant majority of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, the Company maintains a subsidiary in Japan, is expanding its field service and support operations in Japan and Europe, is working with an independent firm to establish a joint field service and support in Korea, is seeking to establish with an independent firm a joint field service and support capability to serve Taiwan and Southeast Asia, and will continue to work with Seiko as a manufacturer of its products in Japan. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Further, while the Company has experienced no difficulty to date in complying with U.S.
export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks of Product Liability Claims. The Company faces a significant risk of exposure to product liability claims in the event that the use of its products results in personal injury or death, and there can be no assurance that the Company will not experience material product liability losses in the future. The Company maintains insurance against product liability claims in the amount of $16.0 million per occurrence and $17.0 million in the aggregate, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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


                 PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

        None.

ITEM 2. Changes in Securities

        (c) Sales of Unregistered Securities. On February 27, 1997, the Company issued 10,526 shares of Common Stock to a consultant in consideration of services provided to the Company. Such issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.


ITEM 3.  Defaults upon senior securities

         None.

ITEM 4.  Submission of matters to a vote of security holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)Exhibits

         11.1  Calculation of Earnings Per Share

         Financial Data Schedule (submitted for SEC use only)

(b) Reports on Forms 8-K.

         None.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CYMER, INC.
                                   (Registrant)


Date:  April 30, 1997           By: /s/ WILLIAM A. ANGUS, III

                                   William A. Angus, III
                                   Sr. Vice President and
                                   Chief Financial Officer