Form 10-Q
period 1997-06-30
CYMER INC
filed 1997-07-28
CIK 897067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF --- 1934 For the transition period from __________ to ____________

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

Yes   X     No
     ---      ---

The number of shares of Common Stock, with $0.001 par value, outstanding on June 30, 1997 was 14,171,638.

                                   CYMER, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                        PAGE
PART I.     FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets as of December 31,                     3
           1996 and June 30, 1997

      Consolidated Statements of Income for the                          4
          three and six months ended June 30, 1996 and 1997

      Consolidated Statements of Cash Flows for the                      5
          six months ended June 30, 1996 and 1997

      Notes to Consolidated Financial Statements                         7

ITEM 2.     Management's Discussion and Analysis of Financial           10
            Condition and Results of Operations

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                           25

ITEM 2.     Changes in Securities                                       25

ITEM 3.     Defaults upon Senior Securities                             25

ITEM 4.     Submission of Matters to a Vote of Security Holders         25

ITEM 5.     Other Information                                           25

ITEM 6.     Exhibits and Reports on Form 8-K                            25

SIGNATURE PAGE                                                          26

                          PART I. FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                         DECEMBER 31,     JUNE 30,
ASSETS                                                      1996            1997
CURRENT ASSETS:
   Cash and cash equivalents                             $  55,405       $  18,960
   Short-term investments                                   10,449          11,129
   Accounts receivable - net                                18,833          49,192
   Foreign exchange contracts receivable                     9,317          26,204
   Inventories                                              15,678          36,752
   Deferred income taxes                                     1,432           4,594
   Prepaid expenses and other                                1,880           4,267
                                                         ---------       ---------
          Total current assets                             112,994         151,098

PROPERTY - net                                              11,707          25,175
LONG-TERM INVESTMENTS                                        1,361           6,079
OTHER ASSETS                                                 3,405           3,430
                                                         ---------       ---------
     TOTAL ASSETS                                        $ 129,467       $ 185,782
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving loan and security agreements                $   1,750       $   1,250
   Accounts payable                                          7,095          18,381
   Accrued and other liabilities                             8,401          21,310
   Foreign exchange contracts payable                        8,396          26,499
   Income taxes payable                                      2,609           4,756
                                                         ---------       ---------
          Total current liabilities                         28,251          72,196
                                                         ---------       ---------

OTHER LIABILITIES                                            2,396           2,930
                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000 shares;
   $0.001 par value, no shares issued or outstanding
   Common stock - authorized 25,000,000 shares;
   $0.001 par value, issued and outstanding 13,780,000
   and 14,172,000 shares                                        14              14

   Paid-in capital                                         106,672         106,944
   Net unrealized loss on investments                                           (4)
   Retained earnings (accumulated deficit)                  (7,421)          4,417
   Cumulative translation adjustment                          (445)           (715)
                                                         ---------       ---------
          Total stockholders' equity                        98,820         110,656
                                                         ---------       ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 129,467       $ 185,782
                                                         =========       =========


See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                               For the three months           For the six months
                                                   ended June 30                 ended June 30
                                             ------------------------       -----------------------
                                                 1996          1997            1996          1997
REVENUES:
   Product sales                              $ 11,242       $ 50,030       $ 17,768       $ 86,476
   Other                                           780            102          1,414            627
                                              --------       --------       --------       --------
          Total revenues                        12,022         50,132         19,182         87,103
                                              --------       --------       --------       --------

COSTS AND EXPENSES:
   Cost of product sales                         6,475         31,003         10,588         52,700
   Research and development                      2,291          6,344          4,249         10,592
   Sales and marketing                           1,070          2,756          1,825          5,015
   General and administrative                      752          2,059          1,303          3,856
                                              --------       --------       --------       --------
          Total costs and expenses              10,588         42,162         17,965         72,163
                                              --------       --------       --------       --------

OPERATING INCOME                                 1,434          7,970          1,217         14,940
                                              --------       --------       --------       --------

OTHER INCOME (EXPENSE):
   Foreign currency exchange gain
      (loss) - net                                  47            470             47            (85)

   Interest and other income                        10            507             27          1,204
   Interest and other expense                      (98)          (158)          (148)          (275)
                                              --------       --------       --------       --------
          Total other income (expense)
            - net                                  (41)           819            (74)           844
                                              --------       --------       --------       --------

Income Before Provision for Income Taxes         1,393          8,789          1,143         15,784

Provision for Income Taxes                         176          1,359            186          3,946

NET INCOME                                    $  1,217       $  7,430       $    957       $ 11,838
                                              ========       ========       ========       ========

EARNINGS PER SHARE:
     Earnings per share                                      $   0.48                      $   0.77
                                                             ========                      ========
     Weighted average common and common
          equivalent shares outstanding                        15,347                        15,279
                                                             ========                      ========
     Pro forma earnings per share             $   0.13                      $   0.10
                                              ========                      ========
     Pro forma weighted average common
        and common equivalent shares
        outstanding                              9,666                         9,666
                                              ========                      ========


See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

<CAPTION
                                                          For the six months
                                                             ended June 30
                                                       -----------------------
                                                          1996          1997
OPERATING ACTIVITIES:
   Net income                                          $    957       $ 11,838
   Adjustments to reconcile net income to net cash
     used for operating activities:
     Depreciation and amortization                          753          2,777
     Deferred income taxes                                              (3,162)
     Change in assets and liabilities:
       Accounts receivable                               (4,599)       (29,261)
       Foreign exchange contracts receivable                           (15,991)
       Inventories                                       (6,059)       (20,812)
       Prepaid expenses and other assets                   (614)        (2,617)
       Accounts payable                                   2,646          8,638
       Foreign exchange contracts payable                               17,158
       Accrued and other liabilities                      1,172         15,269
       Income taxes payable                                 172          2,147
       Other                                               (189)           232
                                                       --------       --------

          Net cash used for operating activities         (5,761)       (13,784)
                                                       --------       --------

INVESTING ACTIVITIES:
   Acquisition of property                               (5,031)       (15,391)
   Disposal of property                                      16
   Purchases of investments                                            (26,278)
   Proceeds from sold or matured investments                            20,867
                                                       --------       --------

          Net cash used for investing activities         (5,015)       (20,802)
                                                       --------       --------

FINANCING ACTIVITIES:
   Net (payments) borrowings under revolving loan
     and security agreements                              4,464           (500)
   Proceeds from issuance of redeemable convertible
     preferred stock                                      5,752
   Proceeds from issuance of common stock                    46            272
   Net advances against commercial drafts                   459
   Payments on capital lease obligations                    (49)          (159)
                                                       --------       --------
          Net cash provided by (used for) financing
            activities                                   10,672           (387)
                                                       --------       --------

                                                                    (continued)

                                                            For the six months
                                                               ended June 30
                                                         -----------------------
                                                            1996          1997
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                             70         (1,472)
                                                         --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (34)       (36,445)
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD           2,015         55,405
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,981       $ 18,960
                                                         ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                         $    125       $    320
                                                         ========       ========
   Income taxes paid                                     $     11       $  2,963
                                                         ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for furniture
     and equipment                                       $    573       $    839
                                                         ========       ========

                                   CYMER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

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

      Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.  EARNINGS PER SHARE

      Earnings Per Share - Earnings per share is computed based on the weighted average number of common and common equivalent shares (common stock options and warrants) outstanding during each period using the treasury stock method. Primary earnings per share is not significantly different from fully diluted earnings per share for any of the periods indicated.

      Pro Forma Earnings Per Share - Pro forma earnings per share is presented for the period prior to the Company's initial public offering of common stock in September 1996. The amount is computed based on the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method and assumes conversion of all outstanding redeemable convertible preferred stock and the exercise of all outstanding warrants. Stock options, redeemable convertible preferred stock and warrants are considered to be common stock equivalents, except where the stock options are not assumed converted as such conversion would be antidilutive. All shares of common stock and common stock equivalents issued within twelve months of an initial public offering at a price per share less than the estimated offering price are considered to be outstanding for all periods presented in the same manner as a stock split. Accordingly, all shares of common stock and common stock equivalents issued subsequent to August 1995 at a price per share below the estimated offering price are considered to be outstanding for all periods presented.

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

      The pro forma effects of adopting SFAS No. 128 are as follows:

                                                    Three Months Ended      Six Months Ended
                                                       June 30, 1997          June 30, 1997
                                                   ---------------------  ---------------------
                                                   (shares in thousands)  (shares in thousands)
       Basic:
       Weighted average number of
         common shares                                      14,067                  13,980
                                                            ======              ==========
       Earnings per share                                   $ 0.53              $     0.85
                                                            ======              ==========

       Diluted:
       Weighted average number of common shares
          and common share equivalents outstanding          15,334                  15,285
                                                            ======              ==========
       Earnings per share                                   $ 0.48              $     0.77
                                                            ======              ==========


3. BALANCE SHEET DETAILS

                                               December 31,      June 30,
                                                   1996            1997
                                               -----------       --------
                                                     (in thousands)
Inventories:
     Raw materials                               $ 6,243          $15,696
     Work-in-progress                              6,680           14,504
     Finished goods                                2,755            6,552
                                                 -------          -------
           Total                                 $15,678          $36,752
                                                 -------          -------
Accrued and other liabilities:
     Warranty and installation reserves          $ 4,950          $16,400
     Payroll and payroll related                     932            2,994
     Commissions                                     539                -
     Other                                         1,980            1,916
                                                 -------          -------
      Total                                      $ 8,401          $21,310
                                                 -------          -------

4. CONTINGENCIES

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

        ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth certain items in the Company's statements of income as a percentage of total revenues for the periods indicated:

                                                  Three months ended            Six months ended
                                                        June 30,                     June 30,
                                                 --------------------         --------------------
                                                 1996            1997          1996           1997
                                                 -----          -----         -----          -----
Revenues:
     Product sales                                93.5%          99.8%         92.6%          99.3%
     Other                                         6.5            0.2           7.4            0.7
                                                 -----          -----         -----          -----
               Total revenues                    100.0%         100.0%        100.0%         100.0%

Cost and expenses:
     Cost of product sales                        53.9           61.8          55.2           60.5
     Research and development                     19.1           12.7          22.2           12.2
     Sales and marketing                           8.9            5.5           9.5            5.8
     General and administrative                    6.3            4.1           6.8            4.4
                                                 -----          -----         -----          -----
               Total costs and expenses           88.2           84.1          93.7           82.9
                                                 -----          -----         -----          -----
Operating income                                  11.8           15.9           6.3           17.1
Other income (expense) -net                       (0.3)           1.6          (0.3)           1.0
                                                 -----          -----         -----          -----

Income before provision for
     income taxes                                 11.5           17.5           6.0           18.1

Provision for income taxes                         1.5            2.7           1.0            4.5
                                                 -----          -----         -----          -----

Net income                                        10.0%          14.8%          5.0%          13.6%
                                                 -----          -----         -----          -----
Gross margin on product sales                     42.4%          38.0%         40.4%          39.1%
                                                 -----          -----         -----          -----



THREE MONTHS ENDED JUNE 30, 1996 AND 1997

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

      Product sales increased 345% from $11.2 million in the three months ended June 30, 1996 to $50.0 million in the three months ended June 30, 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 117 laser systems were sold in the three month period ended June 30, 1997 compared to 27 laser systems in the three month period ended June 30, 1996. Funded development revenues decreased 87% from $780,000 for the three months ended June 30, 1996 to $102,000 in the three months ended June 30, 1997, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH.

      The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 69%, 81% and 89% of the Company's sales in 1995, 1996 and the first six months of 1997, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 50%, 61% and 66% of revenues from 1995, 1996 and the first six months of 1997, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.

      Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's products by the Japanese subsidiary for resale under firm third-party sales commitments.

      Cost of product sales rose 379% from $6.5 million for the three months ended June 30, 1996 to $31.0 million for the three months ended June 30, 1997. The gross margin on these sales decreased from 42.4% for the three months ended June 30, 1996 to 38.0% for the same three month period in 1997 as the Company recorded an additional warranty reserve in 1997 to cover specific configuration and performance activities being undertaken on lasers previously sold.

      Warranty reserve expenses are included in cost of product sales as the related sales are reported. For the three months ended June 30, 1997, an additional specific warranty reserve of $2.6 million was expensed to address certain lasers previously shipped. This additional warranty expense was to incorporate changes in these lasers to ensure that they meet the current product configuration and specifications. The Company has undertaken a proactive approach through which it intends to make the necessary hardware and software changes to the laser systems as a preventive maintenance measure to meet performance levels warranted by the Company. These changes are currently in varying stages of implementation. The gross margin on product sales prior to this specific reserve was 43.0% for the three months ended June 30, 1997.

      For the three months ended June 30, 1997, the Company continued to incur an increase in field support overhead costs of $1.7 million as it builds its world wide field support infrastructure, including the recruitment and training of highly skilled field engineers in order to provide fast and responsive service to the semiconductor manufacturers.

      Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related foreign sales are recognized. The Company recognized net gains on such contracts of $1.4 million for the three months ended June 30, 1997 as compared to $244,000 for the same period in 1996.

      Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 177% from $2.3 million in the three months ended June 30, 1996 to $6.3 million in the three months ended June 30, 1997, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 19.1% to 12.7% in the respective periods due to the growth in the Company's revenues.

      Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 158% from $1.1 million for the three months ended June 30, 1996 to $2.8 million in the three months ended June 30, 1997 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 8.9% to 5.5% in the respective periods due to the growth in the Company's revenues.

      General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. These expenses increased 174% from $752,000 in the three months ended June 30, 1996 to $2.1 million for the three months ended June 30, 1997 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee recruiting requirements, and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 6.3% to 4.1% in the respective periods.

      Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the U.S. dollar. Net other expense of $41,000 was reported for the three months ended June 30, 1996 compared to net other income of $819,000 for the three months ended June 30, 1997, primarily due to the increase in interest income associated with the investment of excess cash, and a foreign currency exchange gain for 1997. Foreign currency exchange gains totaled $47,000, interest income totaled $10,000 and interest expense totaled $98,000 for the three months ended June 30, 1996, compared to an exchange gain of $470,000, interest income of $507,000 and $158,000 in interest expense for the three months ended June 30, 1997. Interest expense for the three months ended June 30, 1997 was attributable primarily to the discounting of commercial drafts in Japan and interest associated with the bank term loan.

      The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar. Sales by the Company to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to the Company. The gains or losses from these contracts are recorded as a component of cost of product sales, while the remaining foreign currency exposure is recorded as other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

      Provision for Income Taxes. The provision for income taxes was insignificant for the three month period ended June 30, 1996 as the Company had net operating loss carryforwards which absorbed any income tax effect. The tax provision of $1.4 million for the three months ended June 30, 1997 was primarily attributable to the substantial growth in the Company's pretax income offset by the adjustment to the annual effective tax rate from 39% to 25% due to the partial reduction of the deferred tax asset valuation allowance carried over from 1996 in the three month period ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1996 AND 1997

      Revenues. Product sales increased 387% from $17.8 million in the six months ended June 30, 1996 to $86.5 million in the six months ended June 30, 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 201 laser systems were sold in the six month period ended June 30, 1997 compared to 42 laser systems in the six month period ended June 30, 1996. Funded development revenues decreased 56% from $1.4 million for the six months ended June 30, 1996 to $627,000 in the six months ended June 30, 1997, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH.

      Cost of Product Sales. Cost of product sales rose 398% from $10.6 million for the six months ended June 30, 1996 to $52.7 million for the six months ended June 30, 1997. The gross margin on these sales decreased from 40.4% for the six months ended June 30, 1996 to 39.1% for the same six month period in 1997 primarily due to the increase in additional specific warranty reserves of $4.9 million and an increase in field support overhead costs of $2.6 million as it continued to build its world wide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers. The gross margin on product sales prior to this specific warranty provision was 44.7% for the six months ended June 30, 1997.

      The Company recognized net gains on foreign currency exchange contracts associated with the sale of laser systems of $3.4 million for the six months ended June 30, 1997 as compared to $244,000 for the six months ended June 30, 1996.

      Research and Development. Research and development expenses increased 149% from $4.2 million in the six months ended June 30, 1996 to $10.6 million in the six months ended June 30, 1997, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 22.2% to 12.2% in the respective periods due to the growth in the Company's revenues.

      Sales and Marketing. Sales and marketing expenses increased 175% from $1.8 million for the six months ended June 30, 1996 to $5.0 million in the six months ended June 30, 1997 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 9.5% to 5.8% in the respective periods due to the growth in the Company's revenues.

      General and Administrative. General and administrative expenses increased 196% from $1.3 million in the six months ended June 30, 1996 to $3.9 million for the six months ended June 30, 1997 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee recruiting requirements, and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 6.8% to 4.4% in the respective periods.

      Other Income (Expense) - net. Net other income (expense) increased from $74,000 of net other expense for the six months ended June 30, 1996 to $844,000 of net other income for the six months ended June 30, 1997, primarily due to the increase in interest income associated with the investment of excess cash, off set by a foreign currency exchange loss for 1997. Foreign currency exchange gains totaled $47,000, interest income totaled $27,000 and interest expense totaled $148,000 for the six months ended June 30, 1996, compared to an exchange loss of $85,000, interest income of $1.2 million and $275,000 in interest expense for the six months ended June 30, 1997. Interest expense for the six months ended June 30, 1997 was attributable primarily to the discounting of commercial drafts in Japan and interest associated with the bank term loan.

      Provision for Income Taxes. The provision for income taxes was insignificant for the six month period ended June 30, 1996 as the Company had net operating loss carryforwards which absorbed any income tax effect. The tax provision of $3.9 million for the six months ended June 30, 1997 was primarily attributable to the substantial growth in the Company's pretax income offset by the reduction of the deferred tax asset valuation allowance carried over from 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity has been the cash flow generated from the Company's September 18, 1996 initial public offering, resulting in net proceeds to the Company of approximately $29.7 million and the public offering on December 12, 1996, resulting in net proceeds of approximately $50.0 million, the private sale of equity securities over the Company's ten year history totaling approximately $27.1 million and short term bank borrowings. As of June 30, 1997, the Company had approximately $19.0 million in cash and cash equivalents, $11.1 million in short term investments, $6.1 million in long term investments, $78.9 million in working capital and $1.3 million in bank debt.

      Net cash used in operating activities was approximately $5.7 million for the six months ended June 30, 1996 and $13.8 million for the six months ended June 30, 1997. The increase in cash used in operations in the six months ended June 30, 1997 was primarily attributable to an increase in accounts receivable and inventory as the working capital requirements of the Company increased due to the business expansion during the period.

      Net cash used for investing activities was approximately $5.0 million for the six months ended June 30, 1996 as compared to $20.8 million for the six months ended June 30, 1997. The increase in cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's public offerings and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements in the manufacturing area in order to accommodate the business expansion for the period.

      The Company's financing activities provided net cash of approximately $10.7 million for the six months ended June 30, 1996, and the Company used net cash for financing activities for the six months ended June 30, 1997 of approximately $387,000. During the six months ended June 30, 1996, the Company sold Redeemable Convertible Preferred Stock for approximately $5.8 million, increased its bank borrowings by $4.5 million and increased advances against commercial drafts by $459,000. Upon the Company's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately
      7.7 million shares) and Redeemable Convertible Preferred Stock Warrants (to purchase 283,000 shares of such stock) were automatically converted into the Company's common stock or warrants to purchase common stock. In the six months ended June 30, 1997, the Company decreased it bank borrowings by $500,000.

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

      The Company anticipates that with the existing cash balance together with anticipated cash provided by operations and available bank credit are adequate to meet its cash needs at its current operating level for at least the next 12 months. However, the Company may require additional funds to support its future working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective for the Company for the year ending December 31, 1997. The pro forma effect on earnings per share for the three and the six months ended June 30, 1997 is included in Note 2 of Notes to Consolidated Financial Statements.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity (deficit). The Company does not expect this pronouncement to materially impact the Company's results of operations.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

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

      Likely Fluctuations in Operating Results. The Company's operating results have in the past fluctuated and are likely in the future to fluctuate significantly depending upon a variety of factors. Such factors may include: the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries; the rate at which semiconductor manufacturers take delivery of photolithography tools from the Company's customers; cyclicality in the market for semiconductor manufacturing equipment; the timing and size of orders from the Company's small base of customers; the ability of the Company to manufacture, test and deliver laser systems in a timely and cost effective manner; the mix of shipments between new lasers and lower-margin replacement parts; the ability of the Company's competitors to obtain orders from the Company's customers; the timing of new product announcements and releases by the Company and its competitors; the entry of new competitors into the market for DUV photolithography illumination sources; the ability of the Company to manage its costs as it supplies its products in higher volumes; and the Company's ability to manage effectively its exposure to foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by the Company's Japanese subsidiary are denominated). In addition, the Company's operating results may be affected by reductions in customer laser inventories as customers become more efficient at integrating the Company's lasers into their photolithography tools.

      The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of systems, which range in price from approximately $400,000 to $600,000. As a result, the precise timing of the recognition of revenue from an order for a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. The Company had a backlog of orders at June 30, 1997 of approximately $122.8 million for shipment during the next 12 months. However, customers may cancel or delay orders with little or no penalty, and because of the Company's limited experience in producing lasers in volume, there can be no assurance that the Company will recognize revenue on any significant portion of this backlog. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty.

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

      Recently, the Company has significantly increased the scale of its operations and its manufacturing capacity, including hiring additional personnel and substantially increasing the number of systems in production. This expansion has resulted in higher materials and work-in-process inventory levels and significantly higher operating expenses, and has required the Company to implement a variety of new systems, procedures and controls. Based on its backlog of orders at June 30, 1997, the Company expects to continue to increase its inventories and operating expenses. If orders received by the Company do not result in sales, or if the Company is unable to sustain its revenues at anticipated levels, the Company's operating results would be materially adversely affected.

      Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

      Unpredictability of Future Operating Results. The Company was founded in 1986 and shipped its first prototype laser system in 1988. Although in recent periods the Company has experienced sequential revenue growth and has been profitable, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period. The Company's history of annual and quarterly operating losses, its substantial expansion in manufacturing capacity, its limited experience in supplying products in volume and the difficulty of predicting the demand for its products, among other factors, make the prediction of future operating results difficult if not impossible.

      Risks Associated with Rapid and Substantial Manufacturing Expansion. To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufactures and tests its photolithography laser systems. Despite recent success in expanding production, the Company has historically been unable to manufacture and test its photolithography laser systems fast enough to meet some of its delivery schedules. While the Company is not aware of any order cancellations as a result of these delays, such delays, if they were to recur, increase the risk that customers may cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. See "- Dependence on Key Suppliers". Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's results of operations.

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

      Seiko has been advised by Komatsu, Ltd. ("Komatsu"), a competitor of the Company, that certain aspects of the Company's lasers might infringe certain patents that have been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under such patents against Seiko, if Seiko engages in manufacturing activities for the Company. Cymer has been advised by its patent counsel in this matter, Wilson Sonsini Goodrich & Rosati, Professional Corporation, which is relying in part on the opinion of the Company's Japanese patent counsel, that in the opinion of such firm the Company's products do not infringe any valid claims included in the Komatsu patents. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to continue manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet the anticipated demand for its products could be materially adversely affected.

      Dependence on Key Suppliers. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components and pre-ionizer tubes used in the Company's lasers. In addition, the Company is increasingly outsourcing the manufacture of various subassemblies. Although to date the Company has been able to obtain adequate supplies of the components and subassemblies used in the production of the Company's laser systems in a timely manner from existing sources, the Company has only recently commenced volume production of its laser systems which has caused many of its suppliers to also commence volume production of the Company's components and subassemblies. The Company believes that its recent manufacturing expansion has significantly strained the production capacity of certain key suppliers, including suppliers of optical components and pre-ionizer tubes. In addition, certain materials necessary for precise optical performance in the Company's lasers, including the calcium fluoride used in certain of the Company's lasers, are in short supply. If the Company is unable to obtain sufficient quantities of such materials, components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Single Product Line. The Company's only product line is excimer lasers, the primary market for which is use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for the Company's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools. Impediments to such adoption include a shortage of engineers with experience implementing, utilizing and maintaining DUV photolithography systems that incorporate excimer laser illumination sources, instability of photoresists used in DUV photolithography and a shortage of specialized glass used in DUV optics. There can be no assurance that such impediments can or will be overcome, and, in any event, such impediments may materially reduce the demand for the Company's products. In addition, to the extent that such manufacturers are able to produce semiconductors with smaller critical feature sizes by extending the performance capabilities of mercury lamp illumination sources used in existing DUV photolithography tools, the demand for the Company's products would also be materially reduced. Further, if the Company's customers experience reduced demand for DUV photolithography tools, or if the Company's competitors are successful in obtaining significant orders from such customers, the Company's financial condition and results of operations would be materially adversely affected.

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

      Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 41%, 65%, 90% and 94% of the Company's total revenues in 1994, 1995, 1996 and the first six months of 1997, respectively. Sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 22%, 21%, 46% and 5%, respectively, of total revenues for the first six months of 1997 and 19%, 30%, 31% and 10%, respectively, of total revenues in 1996. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

      Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 and to 633 at June 30, 1997. The Company installed a new management information system and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 the Company has occupied three additional buildings covering approximately 169,400 square feet. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, procedures and controls, including accounting and other internal management systems, its quality control, delivery and field service and customer support capabilities. The Company will be required to attract, train and retain key technical personnel, including both hardware and software engineers, in order to support the Company's growth. The Company will be required to manage effectively its expanding international operations, including the operations of its Japanese subsidiary, its field service and support presence in Asia and Europe and its relationship with Seiko as a manufacturer of its photolithography lasers. The Company must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. The Company has experienced, and may continue to experience, delays in deliveries to customers as a result of its inability to increase its manufacturing capacity fast enough to meet demand. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

      Risks Associated with Laser Warranty; Need to Increase Production of Component Modules. In the first quarter of 1997, the Company determined that certain previously-shipped 5000 series lasers required changes in order to meet the performance levels specified by the Company. As a result, the Company has undertaken efforts through which it intends to make the necessary hardware and software changes to such lasers. In connection with these efforts, the Company has temporarily reallocated management, technical and manufacturing resources and increased its warranty reserve for the six months ended June 30, 1997 by approximately $4.9 million. There can be no assurance that such efforts will be successful, that such warrant reserve will be sufficient to cover the costs associated with such efforts, or that additional reserves will not be required in the future. If such efforts are unsuccessful, or if the costs associated therewith are greater than anticipated, the Company's business, financial condition and results of operations could be materially and adversely affected.

      The Company's aforementioned efforts and growing installed base will require it to increase production of replacement parts and component modules. Because the Company prioritizes the reliable operation of its installed units at semiconductor manufacturers above all other requirements, it typically utilizes available component modules first to support existing systems in the field. Accordingly, the failure to rapidly expand production of component modules could results in the delay in shipment of new laser systems, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Need to Expand Field Service and Support Organization. The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, the Company believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, the Company is currently expanding its direct support infrastructure in Japan, Europe, Korea, Taiwan and Southeast Asia. This expansion entails recruiting and training qualified field-service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. The Company has historically experienced difficulties in effectively training field-service personnel. There can be no assurance that the Company will be able to attract and train qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risk of Excessive Inventory Buildups by Photolithography Tool Manufacturers. Substantially all of the Company's customers are photolithography tool manufacturers, which in turn sell their systems to semiconductor manufacturers. Over the past year, the Company's customers have substantially increased their forecasted shipments of DUV photolithography tools. The Company believes that the increase in competitive demand for DUV photolithography tools may have caused, and may continue to cause, a degree of over-ordering of the Company's products. The Company is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that the Company will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in the Company's revenues and operating results in future periods as such inventories are brought into balance.

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

      Competition. The Company currently has two significant competitors in the market for excimer laser systems for photolithography applications. Lambda-Physik R&D ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc. ("Coherent") and Komatsu, Ltd., located in Japan. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than does the Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume for photolithography applications, the Company believes that both companies are aggressively seeking to gain larger positions in this market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers will consider further purchases, in part as a result of delays in deliveries by the Company in recent months as the Company has been seeking to expand its manufacturing capacity. The Company also believes that its customers are actively seeking a second source for excimer lasers. Furthermore, photolithography tool manufacturers may seek to develop or acquire the capability to manufacture internally their own excimer lasers. In the future, the Company will likely experience competition from other technologies, such as extreme ultraviolet ("EUV"), X-ray, electron beam and ion projection processes. To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and in sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

      Rapid Technological Change; New Product Introductions. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its excimer laser products and their process capabilities and to develop and manufacture new products with improved capabilities. In order to enhance and improve its products and develop new products, among other things, the Company must work closely with its customers, particularly in the product development stage, to integrate its lasers with its customer's photolithography tools. There can be no assurance that future technologies, such as EUV, X-ray, electron beam and ion projection processes, will not render the Company's excimer laser products obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner that satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business, financial condition and results of operations.

      Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents, and as of June 30, 1997, the Company owned 20 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to January 2016 and had applied for 20 additional patents in the United States, two of which have been allowed. As of July 15, 1997, the Company had filed 72 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

      The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. The Company's Japanese manufacturing partner, Seiko, was notified by Komatsu, one of the Company's competitors, that certain aspects of the Company's lasers might infringe certain three patents (the "Komatsu Patents") that have been issued to Komatsu in Japan, and that Komatsu intends to enforce its rights under the Komatsu Patents against Seiko if Seiko engages in manufacturing activities for the Company. In connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify Seiko against such claims under certain circumstances. Komatsu has also identified to the Company a number of pending applications and additional patents without asserting that the Company's lasers infringe the additional patents, or would infringe the pending applications should they be issued. The Company in consultation with Japanese patent counsel, has initiated oppositions to one of the Komatsu Patents and one of the applications in the Japanese Patent Office. The Company has been advised by its patent counsel in this matter, Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, which is relying in part on the opinion of the Company's Japanese patent counsel, that in the opinion of such firm the Company's products do not infringe any valid claims of the Komatsu Patents. However, there can be no assurance that litigation will not ensue with respect to these claims, that the Company and Seiko would ultimately prevail in an such litigation or that Komatsu will not assert infringement claims under additional patents.

      Any patent litigation would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms, if at all. The Company could decide, in the alternative to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially adversely affect the Company's business, financial condition and results of operations.

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

      Dependence on Key Personnel. The Company is highly dependent on the services of a number of key employees in various areas, including engineering, research and development, sales and marketing and manufacturing. In particular, there are a limited number of experts in excimer laser technology and there is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers the Company requires. The Company has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in laser technology. The Company believes that, to a large extent, its future success will depend upon the continued services of its engineering, research and development, sales and marketing and manufacturing personnel and on its ability to attract, train and retain highly skilled personnel in each of these areas. The Company does not have employment agreements with any of its employees, and there is no assurance that the Company will be able to retain its key employees. The failure of the Company to hire, train and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks of International Sales and Operations. Approximately 69%, 81% and 89% of the Company's revenues in 1995, 1996 and the first six months of 1997, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, the Company maintains subsidiaries in Japan and Korea, is establishing a Taiwanese subsidiary to provide support in Taiwan and Southeast Asia, is expanding its field service and support operations worldwide, and will continue to work with Seiko as a manufacturer of its products in Japan. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Further, while the Company has experienced no difficulty to date in complying with U.S. export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Risks of Product Liability Claims. The Company faces a significant risk of exposure to product liability claims in the event that the use of its products results in personal injury or death, and there can be no assurance that the Company will not experience material product liability losses in the future. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse
                                                                              25
publicity against the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Anti-Takeover Effect of Nevada Law and Charter and Bylaw Provisions; Availability of Preferred Stock for Issuance. Nevada law and the Company's Articles of Incorporation and Bylaws contains provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's Common Stock. In addition, the Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences that may be superior to those of the Common Stock and that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal.

                        PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities

ITEM 3.  Defaults upon senior securities

      None.

ITEM 4.  Submission of matters to a vote of security holders

      The Company held its Annual Meeting of Stockholders on April 24, 1997. Out of 13,810,072 shares of Common Stock entitled to vote at such meeting, there were present or by proxy 9,500,429 shares. At the Annual Meeting, the stockholders of the Company approved the following matters:

        (a)     The election of Dr. Robert P. Akins, Richard P. Abraham, Kenneth
                M. Deemer, Peter J. Simone and F. Duwaine Townsen as directors of the Company for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

                Dr. Robert P. Akins, 9,496,274 votes cast for and 4,155 votes withheld; Richard P. Abraham, 9,497,664 votes cast for and 2,765 votes withheld; Kenneth M. Deemer, 9,247,764 votes cast for and 252,665 votes withheld; Peter J. Simone, 9,496,714 votes cast for and 2,715 votes withheld; F. Duwaine Townsen, 9,247,664 votes cast for and 252,765 votes withheld;

        (b) Ratification of the appointment of Deloitte & Touche LLP as the independent accountants of the Company for the year ending December 31, 1997. 9,470,279 votes were cast for approval; 5,640 votes were cast against and 24,500 votes abstained.


ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)  Exhibits

      11.1  Calculation of Earnings Per Share

      27.0  Financial Data Schedule (submitted for SEC use only)

(b) Reports on Forms 8-K.

      None.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CYMER, INC.
                                          (Registrant)


Date:  July 28, 1997                      By: /s/    WILLIAM A. ANGUS, III
                                              ----------------------------
                                                     William A. Angus, III
                                                     Sr. Vice President and
                                                     Chief Financial Officer

                                Exhibit Index


        Exhibit        Description
        -------        -----------

        11.1           Calculation of Earnings Per Share

        27.0           Financial Data Schedule (submitted for SEC use only)