Form 10-Q
period 1997-09-30
CYMER INC
filed 1997-11-13
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on September 30, 1997 was 28,573,313.


                         CYMER, INC.

                          FORM 10-Q

          For the Quarter Ended September 30, 1997

                            INDEX

          Page

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheets as of December 31,     3
          1996 and September 30, 1997

     Consolidated Statements of Income for the           4
        three and nine months ended September 30, 1996 and 1997

     Consolidated Statements of Cash Flows for the       5
         nine months ended September 30, 1996 and 1997

     Notes to Consolidated Financial Statements          7

ITEM 2.   Management's Discussion and Analysis of Financial  10
         Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                            26

ITEM 2.   Changes in Securities                        26

ITEM 3.   Defaults upon Senior Securities              26

ITEM 4.   Submission of Matters to a Vote of Security
          Holders                                      26

ITEM 5.   Other Information                            26

ITEM 6.   Exhibits   and Reports on Form 8-K           26

SIGNATURE PAGE                                         27

               PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
                                                December 31,     September 30,
ASSETS                                             1996              1997
CURRENT ASSETS:
   Cash and cash equivalents                        $55,405           $125,983
   Short-term investments                            10,449             41,113
   Accounts receivable - net                         18,833             55,462
   Foreign exchange contracts receivable              9,317             28,095
   Inventories                                       15,678             43,713
   Deferred income taxes                              1,432              4,578
   Prepaid expenses and other                         1,880              5,763

          Total current assets                     $112,994           $304,707

PROPERTY - net                                       11,707             38,495
LONG-TERM INVESTMENTS                                 1,361             23,032
OTHER ASSETS                                          3,405              9,674
     TOTAL ASSETS                                  $129,467           $375,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                 $ 7,095            $26,077
   Accrued and other liabilities                      8,401             26,258
   Foreign exchange contracts payable                 8,396             27,264
   Income taxes payable                               2,609              2,002
   Revolving loan and security agreements             1,750
          Total current liabilities                  28,251             81,601

LONG-TERM LIABILITIES:
   Convertible subordinated notes                                      172,500
   Other liabilities                                  2,396              3,033

MINORITY INTEREST                                                        1,052

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS' EQUITY:
Preferred Stock - authorized 5,000,000 shares;
 $.001 par value, no shares issued or outstanding
Common stock - authorized 50,000,000 shares;
 $.001 par value, issued and outstanding
 27,560,000 and 28,573,000 shares                        28                 29
  Paid-in capital                                   106,658            107,048
  Net unrealized loss on investments                                         7
  Retained earnings (accumulated deficit)            (7,421)            11,463
  Cumulative translation adjustment                    (445)              (825)
          Total stockholders' equity                 98,820            117,722

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $129,467           $375,908

See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                For the three months       For the nine months
                                 ended September 30         ended September 30
                                  1996        1997            1996      1997
REVENUES:
   Product sales                $17,785     $56,062         $35,553   $142,538
   Other                            461       1,406           1,875      2,033
     Total revenues              18,246      57,468          37,428    144,571

COSTS AND EXPENSES:
   Cost of product sales          9,845      35,773          20,433     88,473
   Research and development       3,229       6,760           7,478     17,352
   Sales and marketing            1,678       3,306           3,503      8,321
   General and administrative       964       2,024           2,267      5,880
     Total costs and expenses    15,716      47,863          33,681    120,026

OPERATING INCOME                  2,530       9,605           3,747     24,545

OTHER INCOME (EXPENSE):
  Foreign currency exchange
    gain (loss) - net                69        (311)            116       (396)
   Interest and other income         16       1,679              43      2,883
   Interest and other expense      (227)     (1,743)           (375)    (2,018)
     Total other income
       (expense) - net             (142)       (375)           (216)       469

Income before provision for
   income taxes
   and minority interest          2,388       9,230           3,531     25,014

Provision for income taxes         (382)     (2,307)           (568)    (6,253)
Minority interest                               124                        124

NET INCOME                       $2,006      $7,047          $2,963    $18,885

EARNINGS PER SHARE:
   Earnings per share             $0.10       $0.23           $0.15      $0.62
   Weighted average common
    and common equivalent
    shares outstanding           20,110      30,503          20,110     30,329


See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                 For the nine months
                                                  ended September 30
                                                    1996       1997

OPERATING ACTIVITIES:
   Net income                                    $ 2,963     $18,885
   Minority interest                                            (124)
   Adjustments to reconcile net income
    to net cash used for operating
    activities:
    Depreciation and amortization                  1,405       4,866
    Deferred income taxes                                     (3,159)
    Change in assets and liabilities:
     Accounts receivable                         (12,180)    (37,190)
     Foreign exchange contracts receivable                   (19,267)
     Inventories                                  (9,914)    (28,147)
     Prepaid expenses and other assets              (757)     (4,893)
       Accounts payable                            4,079      14,930
       Foreign exchange contracts payable                     19,324
       Accrued and other liabilities               2,657      21,929
       Income taxes payable                          554        (583)
       Other                                          49         255
        Net cash used for operating activities   (11,144)    (13,174)

INVESTING ACTIVITIES:
   Acquisition of property                        (7,054)    (30,587)
   Purchases of investments                                  (78,532)
   Proceeds from sold or matured investments                  26,179
     Net cash used for investing activities       (7,054)    (82,940)

FINANCING ACTIVITIES:
   Net payments under revolving
    loan and security agreements                    (786)     (1,750)
   Proceeds from issuance of convertible
        subordinated notes                                   172,500
   Debt issue costs                                           (5,500)
   Proceeds from issuance of redeemable
        convertible preferred stock                5,833
   Proceeds from issuance of common stock         29,981       1,608
   Net advances against commercial drafts          2,177
   Payments on capital lease obligations            (105)       (250)
      Net cash provided by financing activities   37,100     166,608

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH AND CASH EQUIVALENTS                     131          84

NET INCREASE IN CASH AND CASH EQUIVALENTS         19,033      70,578
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                      2,015      55,405

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $21,048    $125,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $340       $ 617
  Income taxes paid                                 $ 11    $  7,855

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for
    furniture and equipment                         $573    $  1,065


                         CYMER, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Three and Nine Months Ended September 30, 1997
                         (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Cymer, Inc., its wholly-owned subsidiary, Cymer Japan, Inc., and its majority owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA), (collectively the "Company"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

     Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiary, Cymer Japan, and its majority-owned subsidiaries, Cymer Korea and Cymer SEA (collectively, the "Company"). Cymer, Inc. owns 70% of Cymer Korea and 75% of Cymer SEA. Such subsidiaries were established during the quarter ended September 30, 1997. The Company sells its excimer lasers in Japan primarily through Cymer Japan, Inc. Cymer Korea and Cymer SEA are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

     Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1997 and June 30, 1997. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


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

     The pro forma effects of adopting SFAS No. 128 are as follows:

                                  Three Months Ended         Nine Months Ended
                                  September 30, 1997         September 30, 1997
                                (shares in thousands)       (shares in thousands)
  Basic:
  Weighted average number of
   common shares                        28,469                      28,111
  Earnings per share                     $0.25                       $0.67

  Diluted:
  Weighted average number of
   common shares and common share
   equivalents outstanding              30,503                      30,329
  Earnings per share                     $0.23                       $0.62

3. BALANCE SHEET DETAILS

                                         December 31,        September 30,
                                             1996                1997
                                                 (in thousands)
INVENTORIES:
   Raw Materials                          $ 6,243              $20,587
   Work-in-progress                         6,680               15,734
   Finished goods                           2,755                7,392
      Total                               $15,678              $43,713

Accrued and other liabilities:
   Warranty and installation reserves     $ 4,950              $18,450
   Payroll and payroll related                932                4,858
   Interest                                                      1,467
   Other                                    2,519                1,483
     Total                                $ 8,401              $26,258

4. STOCKHOLDERS' EQUITY

     Stock Split - On August 7, 1997, the Company declared a 2-for-1 stock split of its Common Stock effective August 21, 1997. All share amounts and earnings per share for all periods presented have been adjusted to give effect to this stock split.

5. CONVERTIBLE SUBORDINATED NOTES

     In the third quarter of 1997, the Company issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes (the "Notes") due August 6, 2004 with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the Notes will accrue at the rate per annum of 3 1/2% from August 6, 1997 through August 5, 2000 and will accrue at the rate per annum of 7 1/4% from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity of approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of the Company at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. The Company cannot redeem the Notes prior to August 9, 2000. Thereafter, the Company can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by the Company.


6. CONTINGENCIES

     The Company's Japanese manufacturing partner has been notified that its manufacture of the Company's laser systems in Japan may infringe certain Japanese patents held by another Japanese company. The Company has agreed to indemnify its Japanese manufacturing partner against patent infringement claims under certain circumstances. The Company believes that the Company's products do not infringe any valid claim of the asserted patents.


  Item 2.  Management Discussion and Analysis of Financial
                          Condition
                  and Results of Operations

Results of Operations

  The following table sets forth certain items in the Company's statements of income as a percentage of total revenues for the periods indicated:

                                  Three months ended         Nine months ended
                                    September 30,               September 30,
                                    1996      1997             1996       1997
Revenues:
  Product sales                    97.5%      97.6%            95.0%     98.6%
  Other                             2.5        2.4              5.0       1.4
    Total revenues                100.0%     100.0%           100.0%    100.0%

Cost and expenses:
  Cost of product sales            53.9       62.2             54.6      61.2
  Research and development         17.7       11.8             20.0      12.0
  Sales and marketing               9.2        5.8              9.3       5.7
  General and administrative        5.3        3.5              6.1       4.1
    Total costs and expenses       86.1       83.3             90.0      83.0

Operating income                   13.9       16.7             10.0      17.0
Other income (expense) -net        (0.8)      (0.6)            (0.6)      0.3

Income before provision for
  income taxes and minority
  interest                         13.1       16.1             9.4       17.3
Provision for income taxes         (2.1)      (4.0)           (1.5)      (4.3)
Minority interest                               .2                         .1

Net income                         11.0%      12.3%            7.9%      13.1%

Gross margin on product sales      44.6%      36.2%           42.5%      37.9%

Three Months Ended September 30, 1996 and 1997

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

     Product sales increased 215% from $17.8 million in the three months ended September 30, 1996 to $56.1 million in the three months ended September 30, 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 126 laser systems were sold in the three month period ended September 30, 1997 compared to 41 laser systems in the three month period ended September 30, 1996. Funded development revenues increased 205% from $461,000 for the three months ended September 30, 1996 to $1.4 million in the three months ended September 30, 1997, primarily due to substantial completion of milestones in laser research projects during the three month period ended September 30, 1997.

     The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 69%, 81% and 89% of the Company's sales in 1995, 1996 and the first nine months of 1997, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 50%, 61% and 65% of revenues from 1995, 1996 and the first nine months of 1997, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales rose 263% from $9.8 million for the three months ended September 30, 1996 to $35.8 million for the three months ended September 30, 1997. The gross margin on these sales decreased from 44.6% for the three months ended September 30, 1996 to 36.2% for the same three month period in 1997 as the Company recorded one time charges associated with bringing the Company's new manufacturing facility more fully on line and charges to cover additional specific warranty costs associated with the Company's Continuous Improvement Program (CIP) originally initiated in the first quarter of 1997.

     Warranty reserve expenses are included in cost of product sales as the related sales are reported. For the three months ended September 30, 1997, an additional specific warranty reserve of $1.5 million was expensed to address certain lasers previously shipped. This additional warranty expense was to incorporate changes in these lasers to ensure that they meet the current product configuration and specifications. The Company has undertaken a proactive approach through which it intends to make the necessary hardware and software changes to the laser systems as a preventive maintenance measure to meet performance levels warranted by the Company. These changes are currently in varying stages of implementation. The gross margin on product sales prior to this specific reserve was 38.9% for the three months ended September 30, 1997.

     For the three months ended September 30, 1997, the Company continued to incur an increase in field support overhead costs of $2.6 million as it builds its world wide field support infrastructure, including the start up of service subsidiaries in Korea and Taiwan, and the recruitment and training of field engineers in order to provide service to semiconductor manufacturers.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related foreign sales are recognized. The Company recognized net loss on such contracts of $52,000 for the three months ended September 30, 1997 as compared to $187,000 net gain for the same period in 1996.

     Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 109% from $3.2 million in the three months ended September 30, 1996 to $6.8 million in the three months ended September 30, 1997, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers, the continued development of new laser models, and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 17.7% to 11.8% in the respective periods due to the growth in the Company's revenues.

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 97% from $1.7 million for the three months ended September 30, 1996 to $3.3 million in the three months ended September 30, 1997 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 9.2% to 5.8% in the respective periods due to the growth in the Company's revenues.

     General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. These expenses increased 110% from $964,000 in the three months ended September 30, 1996 to $2.0 million for the three months ended September 30, 1997 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee recruiting requirements, and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 5.3% to 3.5% in the respective periods.

     Other Income (Expense) - net.  Net other income
     (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the U.S. dollar. Net other expense of $142,000 was reported for the three months ended
     September 30, 1996 compared to $375,000 for the three months ended September 30, 1997, primarily due to the net effect of interest income and expense associated with the investment of excess funds received for the Convertible Subordinated Notes issued in the third quarter of 1997, and a foreign currency exchange loss for 1997. Foreign currency exchange gains totaled $69,000, interest income totaled $16,000 and interest expense totaled $227,000 for the three months ended September
     30, 1996, compared to an exchange loss of $311,000, interest income of $1.7 million and $1.7 million in interest expense for the three months ended September
     30, 1997.

     The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar. Sales by the Company to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to the Company. The gains or losses from these contracts are recorded as a component of cost of product sales, while the remaining foreign currency exposure is recorded as other income (expense) in the consolidated statements of income. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

     Provision for Income Taxes. The provision for income taxes was $382,000 for the three month period ended September 30, 1996 as the Company had net operating loss carryforwards which would absorb any significant income tax effect. The tax provision of $2.3 million for the three months ended September 30, 1997 was primarily attributable to the substantial growth in the Company's pretax income offset by the partial reduction of the deferred tax asset valuation allowance carried over from 1996.


Nine Months Ended September 30, 1996 and 1997

     Revenues.   Product sales increased 301% from $35.6
     million in the nine months ended September 30, 1996 to $142.5 million in the nine months ended September 30, 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 327 laser systems were sold in the nine month period ended September 30, 1997 compared to 83 laser systems in the nine month period ended September 30, 1996. Funded development revenues increased 8% from $1.9 million for the nine months ended September 30, 1996 to $2.0 million in the nine months ended September 30, 1997, primarily due to substantial completion of various milestones associated with laser research projects sponsored by SEMATECH.

     Cost of Product Sales. Cost of product sales rose 333% from $20.4 million for the nine months ended September
     30, 1996 to $88.5 million for the nine months ended
     September 30, 1997. The gross margin on these sales decreased from 42.5% for the nine months ended
     September 30, 1996 to 37.9% for the same nine month period in 1997 primarily due to the increase in additional specific warranty reserves of $6.4 million, an increase in field support overhead costs of $5.2 million as it continued to build its world wide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers, and one time charges associated with bringing the Company's new manufacturing facility more fully on line. The gross margin on product sales prior to this specific warranty provision was 42.4% for the nine months ended September 30, 1997.

     The Company recognized net gains on foreign currency exchange contracts associated with the sale of laser systems of $3.3 million for the nine months ended September 30, 1997 as compared to $528,000 for the nine months ended September 30, 1996.

     Research and Development. Research and development expenses increased 132% from $7.5 million in the nine months ended September 30, 1996 to $17.4 million in the nine months ended September 30, 1997, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers, the continued development of new laser models and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 20.0% to 12.0% in the respective periods due to the growth in the Company's revenues.

     Sales and Marketing. Sales and marketing expenses increased 138% from $3.5 million for the nine months ended September 30, 1996 to $8.3 million in the nine months ended September 30, 1997 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 9.3% to 5.7% in the respective periods due to the growth in the Company's revenues.

     General and Administrative. General and administrative expenses increased 159% from $2.3 million in the nine months ended September 30, 1996 to $5.9 million for the nine months ended September 30, 1997 due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee recruiting requirements, and overall level of business activity increased. As a percentage of total revenues, such expenses decreased from 6.1% to 4.1% in the respective periods.

     Other Income (Expense) - net. Net other income (expense) increased from $216,000 of net other expense for the nine months ended September 30, 1996 to $469,000 of net other income for the nine months ended September 30, 1997, primarily due to the increase in net interest income associated with the investment of excess cash, off set by a foreign currency exchange loss for 1997. Foreign currency exchange gains totaled $116,000, interest income totaled $43,000 and interest expense totaled $375,000 for the nine months ended September 30, 1996, compared to an exchange loss of $396,000, interest income of $2.9 million and $2.0 million in interest expense for the nine months ended September 30, 1997. Interest expense for the nine months ended September 30, 1997 was attributable primarily to the discounting of commercial drafts in Japan, interest associated with the bank term loan and interest associated with the Convertible Subordinated Notes issued in the third quarter 1997.

     Provision for Income Taxes. The provision for income taxes was $568,000 for the nine month period ended September 30, 1996 as the Company had net operating loss carryforwards which would absorb any significant income tax effect. The tax provision of $6.3 million for the nine months ended September 30, 1997 was primarily attributable to the substantial growth in the Company's pretax income partially offset by the reduction of the deferred tax asset valuation allowance carried over from 1996.


Liquidity and Capital Resources

     The Company's primary source of liquidity has been the cash flow generated from the Company's September 18, 1996 initial public offering, resulting in total net proceeds to the Company of approximately $29.7 million, the public offering on December 12, 1996, resulting in net proceeds of approximately $50.0 million, the offering of convertible subordinated notes on August 6, 1997, resulting in net proceeds of approximately $166.8 million, the private sale of equity securities over the Company's eleven year history totaling approximately $27.1 million and short term bank borrowings. As of September 30, 1997, the Company had approximately $126.0 million in cash and cash equivalents, $41.1 million in short term investments, $23.0 million in long term investments, $223.1 million in working capital and no bank debt.

     Net cash used in operating activities was approximately $11.1 million for the nine months ended September 30, 1996 and $13.2 million for the nine months ended September 30, 1997. The increase in cash used in operations in the nine months ended September 30, 1997 was primarily attributable to an increase in accounts receivable and inventory as the working capital requirements of the Company increased due to the business expansion during the period.

     Net cash used for investing activities was approximately $7.0 million for the nine months ended September 30, 1996 as compared to $82.9 million for the nine months ended September 30, 1997. The increase in cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's public offerings, the Convertible Subordinated Notes and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements to the manufacturing facility in order to accommodate the business expansion for the period.

     The Company's financing activities provided net cash of approximately $37.1 million for the nine months ended September 30, 1996, and $166.6 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1996, the Company sold Redeemable Convertible Preferred Stock for approximately $5.8 million, increased advances against commercial drafts by $2.2 million and completed the initial public offering for net proceeds of $30.0 million. Upon the Company's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately 7.7 million pre-split shares) and Redeemable Convertible Preferred Stock Warrants (to purchase 283,000 pre-split shares of such stock) were automatically converted into the Company's common stock or warrants to purchase common stock. In the nine months ended September 30, 1997, the Company decreased it bank borrowings by $1.8 million.

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

     The Company anticipates that the proceeds from its stock and debt offerings together with anticipated cash provided by operations and available bank credit will be adequate to meet its cash needs for at least the next 12 months. Thereafter the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 128, Earnings Per Share.  SFAS No.
128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective for the Company for the year ending December 31, 1997. The pro forma effect on earnings per share for the three and nine months ended September 30, 1997 is included in Note 2 of Notes to Consolidated
Financial Statements.

     In June 1997, the FASB issues SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity. The Company does not expect this pronouncement to materially impact the Company's results of operations.

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

     Recently, the Company has significantly increased the scale of its operations and its manufacturing capacity, including hiring additional personnel and substantially increasing the number of systems in production. This expansion has resulted in higher materials and work-in-process inventory levels and significantly higher operating expenses, and has required the Company to implement a variety of new systems, procedures and controls. Based on its backlog of orders at September 30, 1997, the Company expects to continue to increase its inventories and operating expenses. If orders received by the Company do not result in sales, or if the Company is unable to sustain its revenues at anticipated levels, the Company's operating results would be materially adversely affected.

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

     Risks Associated with Rapid and Substantial
Manufacturing Expansion. To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufactures and tests its photolithography laser systems. Although the Company has experienced recent success in expanding production, the Company has historically been unable to manufacture and test its photolithography laser systems fast enough to fill all orders and has been behind on some of its delivery schedules. Should the Company fail to meet delivery orders in the future, customers could cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's financial condition and results of operations.

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

     Seiko has been advised by Komatsu, Ltd. ("Komatsu"), a competitor of the Company, that certain aspects of the Company's lasers might infringe certain patents that have been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for the Company. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to continue manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet the anticipated demand for its products could be materially adversely affected. See - "Uncertainty Regarding Patents and Protection of Proprietary Technology."

     Dependence on Key Suppliers. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components and pre-ionizer tubes used in the Company's lasers. In addition, the Company is increasingly outsourcing the manufacture of various subassemblies. Although to date the Company has been able to obtain adequate supplies of the components and subassemblies used in the production of the Company's laser systems in a timely manner from existing sources, the Company has only recently commenced volume production of its laser systems, which has caused many of its suppliers to also commence volume production of the Company's components and subassemblies. The Company believes that its recent manufacturing expansion has significantly strained the production capacity of certain key suppliers, including suppliers of optical components and pre-ionizer tubes. In addition, certain materials necessary for precise optical performance in the Company's lasers, including the calcium fluoride used in certain of the Company's lasers, are in short supply. If the Company is unable to obtain sufficient quantities of such materials, components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 41%, 65%, 90% and 95% of the Company's total revenues in 1994, 1995, 1996 and the first nine months of 1997, respectively. Sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 25%, 24%, 41% and 4%, respectively, of total revenues for the first nine months of 1997 and 19%, 30%, 31% and 10%, respectively, of total revenues in 1996. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 and to 726 at September 30, 1997. The Company installed a new management information system and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 the Company has occupied three additional buildings covering approximately 187,000 square feet. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, including accounting and other internal management systems, its quality control, delivery and field service and customer support capabilities. The Company will be required to attract, train and retain key technical personnel, including both hardware and software engineers, in order to support the Company's growth. The Company will be required to manage effectively its expanding international operations, including the operations of its Japanese subsidiary, its field service and support presence in Asia and Europe and its relationship with Seiko as a manufacturer of its photolithography lasers. The Company must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. The Company has experienced, and may continue to experience, delays in deliveries to customers as a result of its inability to increase its manufacturing capacity fast enough to meet demand. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

     Risks Associated with Laser Warranty; Need to Increase Production of Component Modules. In the first quarter of 1997, the Company determined that certain previously-shipped 5000 series lasers required changes in order to meet the performance levels specified by the Company. As a result, the Company has undertaken efforts through which it intends to make the necessary hardware and software changes to such lasers. In connection with these efforts, the Company has temporarily reallocated management, technical and manufacturing resources and increased its warranty reserve for the nine months ended September 30, 1997 by approximately $6.4 million. There can be no assurance that such efforts will be successful, that such warranty reserve will be sufficient to cover the costs associated with such efforts, or that additional reserves will not be required in the future. If such efforts are unsuccessful, or if the costs associated therewith are greater than anticipated, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The Company's aforementioned efforts and growing installed base will require it to increase production of replacement parts and component modules. Because the Company prioritizes the reliable operation of its installed units at semiconductor manufacturers above all other requirements, it typically utilizes available component modules first to support existing systems in the field.
Accordingly, the failure to rapidly expand production of component modules could result in the delay in shipment of new laser systems, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Expand Field Service and Support Organization. The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its direct customers to provide this specialized service. Therefore, the Company believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, the Company is currently expanding its direct support infrastructure in Japan, Europe, Korea, Taiwan and Southeast Asia. This expansion entails recruiting and training qualified field service personnel, and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. The Company has historically experienced difficulties in effectively training field-service personnel. There can be no assurance that the Company will be able to attract and train qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company currently has two significant competitors in the market for excimer laser systems for photolithography applications. Lambda-Physik R&D ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc. ("Coherent") and Komatsu, Ltd., located in Japan. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than does the Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume for photolithography applications, the Company believes that both companies are aggressively seeking to gain larger positions in this market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers will continue to actively qualify these competitors lasers in their search for a second source. If competitors successfully qualify their lasers for use the Company's customers, the Company could lose market share and its growth could slow or even decline. In the future, the Company will likely experience competition from other technologies, such as X-ray, electron beam and ion projection processes. To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and in sales and marketing. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Excessive Inventory Buildups by
Photolithography Tool Manufacturers. Substantially all of the Company's customers are photolithography tool manufacturers, which in turn sell their systems to semiconductor manufacturers. Over the past year, the Company's customers have substantially increased their forecasted shipments of DUV photolithography tools. The Company believes that the increase in competitive demand for DUV photolithography tools may have caused and may continue to cause, a degree of over-ordering of the Company's products. The Company is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that the Company will be successful in this regard, or that is customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in the Company's revenues and operating results in future periods as such inventories are brought into balance.

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

     Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents, and as of September 30, 1997, the Company owned 21 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to February 2016 and had applied for 32 additional patents in the United States, three of which have been allowed. As of September 30, 1997, the Company had filed 73 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

     The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. The Company's Japanese manufacturing partner, Seiko, has been notified by Komatsu, one of the Company's competitors, that certain aspects of the Company's lasers might infringe three patents (the "Komatsu Patents") that have been issued to Komatsu in Japan, and that Komatsu intends to enforce its rights under the Komatsu Patents against Seiko if Seiko engages in manufacturing activities for the Company. In connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify Seiko against such claims under certain circumstances. The Company has engaged in discussions with Komatsu with respect to the Komatsu Patents, in the course of which Komatsu has also identified to the Company a number of pending applications and additional patents. The Company in consultation with Japanese patent counsel, has initiated oppositions to two of the Komatsu Patents and one of the applications in the Japanese Patent Office. However, there can be no assurance that litigation will not ensue with respect to these claims, that the Company and Seiko would ultimately prevail in any such litigation or that Komatsu will not assert infringement claims under additional patents.

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

     Dependence on Key Personnel. The Company is highly dependent on the services of a number of key employees in various areas, including engineering, research and development, sales and marketing and manufacturing. In particular, there are a limited number of experts in excimer laser technology and there is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers the Company requires. The Company has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. The Company believes that, to a large extent, its future success will depend upon the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel and on its ability to attract, train and retain highly skilled personnel in each of these areas. The Company does not have employment agreements with any of its employees, and there is no assurance that the Company will be able to retain its key employees. The failure of the Company to hire, train and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of International Sales and Operations.
Approximately 69%, 81% and 89% of the Company's revenues in 1995, 1996 and the first nine months of 1997, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, the Company maintains subsidiaries in Japan, Korea and Taiwan, is expanding its field service and support operations worldwide, and will continue to work with Seiko as a manufacturer of its products in Japan. There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Further, while the Company has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Possible Price Volatility of Common Stock. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the laser device and other technology industries, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $4 _ (all prices are adjusted to reflect the Company's 2-for-1 stock split effective as of August 21, 1997) at the Company's initial public offering on September 18, 1996 to $48 _ on August 22, 1997, and declining to $17 7/8 on November 12, 1997. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

     Anti-Takeover Effect of Nevada Law and Charter and Bylaw Provisions; Availability of Preferred Stock for Issuance. Nevada law and the Company's Articles of Incorporation and Bylaws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's Common Stock. In addition, the Board of Directors is authorized to issue, without shareholder approval, up to 5,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences that may be superior to those of the Common Stock and that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal.

                 PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings
        None.

ITEM 2. Changes in Securities

     On September 18, 1996, the Company's Registration Statement on Form S-1, file number 333-08383, was declared effective by the Commission. The initial public offering of the Company's Common Stock commenced on September 19, 1996 and terminated upon the sale of all of the shares of Common Stock so registered. The managing underwriters for the offering included Morgan
Stanley & Co., Montgomery Securities and Needham & Company, Inc. Of the 3,841,000 shares of Common Stock sold in the offering, 3,007,532 shares of Common Stock were sold by the Company pursuant to an underwriting agreement, 501,000 shares were sold by the Company upon the exercise of the underwriters' over-allotment option and 332,468 shares of Common Stock were sold by certain selling stockholders pursuant to the underwriting agreement. The aggregate price of the offering amount registered and sold on behalf of the Company, including the shares sold by the Company upon exercise of the over-allotment option, was $33,331,054 and the aggregate price of the offering amount registered and sold on behalf of the selling stockholders was $3,158,446. The Company incurred approximately $3,633,174 in total expenses, of which $2,333,174 consisted of underwriting discounts and commissions and approximately $1,300,000 consisted of other expenses associated with the offering. After deducting expenses, the Company received net offering proceeds of approximately $29,700,000. The Company used approximately
$10 million of such proceeds to retire outstanding indebtedness. Approximately $2.0 million of the net proceeds to the Company were used for capital expenditures, primarily for factory expansion and improvements, test equipment, research tools and computer equipment. The remaining proceeds were used primarily for general corporate purposes, including working capital.

ITEM 3.  Defaults upon senior securities

     None.

ITEM 4.  Submission of matters to a vote of security holders

     None.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)Exhibits

       11.1  Calculation of Earnings Per Share

       27.1  Financial Data Schedule (submitted for SEC use only)

(b) Reports on Forms 8-K.

     1. Current Report on Form 8-K filed on August 7, 1997, reporting the information set forth in the Company's press release dated August 1, 1997, which announced the completion of pricing of a private placement of $150,000,000 of its 3 1/2% / 7 1/4% step-up convertible subordinated notes due 2004.

     2. Current Report on Form 8-K filed on August 19, 1997, reporting the sale of equity securities pursuant to Regulation S of the Securities Act.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CYMER, INC.
                                   (Registrant)


Date:  November 13, 1997       By: /s/ WILLIAM A. ANGUS, III
                                   William A. Angus, III
                                   Sr. Vice President and
                                   Chief Financial Officer