Form 10-K
period 1997-12-31
CYMER INC
filed 1998-03-25
CIK 897067

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997 or

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

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each Exchange
                                                       on which registered
      Title of each class                            Nasdaq National Market
Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $20.44 for shares of the registrant's Common Stock on March 13, 1998 as reported on the Nasdaq National Market, was approximately $566,459,523. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 13, 1998: 28,808,978.

               DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K:
portions of registrant's proxy statement for its annual meeting of stockholders to be held on May 15, 1998 (Part III).





                           CYMER, INC.

                 1997 Annual Report on Form 10-K

                        TABLE OF CONTENTS


PART I                                                                 1
     Item 1.    Business                                               1
     Item 2.    Properties                                            10
     Item 3.    Legal Proceedings                                     10
     Item 4.    Submission of Matters to a Vote of Security-Holders   10
PART II                                                               11
     Item 5.    Market for Registrant's Common Stock and Related
                Stockholder Matters                                   11
     Item 6.    Selected Financial Data                               11
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   13
     Item 8.    Financial Statements and Supplemental Data            27
     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                   27

PART III                                                              27
     Item 10.   Directors and Executive Officers of the Registrant    27
     Item 11.   Executive Compensation                                27
     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                        27
     Item 13.   Certain Relationships and Related Transactions        27

PART IV                                                               28
     Item 14.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                   28










          CYMER is a registered trademark of Cymer, Inc.

     AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (THE "COMPANY" OR "CYMER") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10K, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 18 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.


                             PART I
Item 1.  Business

General

     Cymer Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. (Cymer Japan) and Cymer Singapore, Pte Ltd. (Cymer Singapore) and its majority-owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA) (collectively, the "Company" or "Cymer"), is the leading provider of excimer laser illumination sources for use in deep ultraviolet ("DUV") photolithography systems targeted at the pilot and volume production segments of the semiconductor manufacturing market. The Company's lasers are incorporated into step-and-repeat and step-and-scan photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. The Company believes that its excimer lasers constitute a substantial majority of all excimer lasers incorporated in DUV photolithography tools. The Company's customers include all five manufacturers of DUV photolithography systems: ASM Lithography, Canon, Integrated Solutions, Nikon and SVG Lithography. Photolithography systems incorporating the Company's excimer lasers have been purchased by each of the world's 15 largest semiconductor manufacturers: Intel, NEC, Motorola, Toshiba, Hitachi, Texas Instruments, Samsung, Fujitsu, Philips, SGS-THOMSON, Mitsubishi, Siemens, Matsushita, IBM and National Semiconductor.

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

     The Company's 5000 series KrF excimer lasers, introduced in the first quarter of 1996, are offered in both narrowband, ELS-5000, and broadband, EX-5000, configurations. The 5000 series lasers incorporate the advanced technological features of the
Company's   ELS-4000F  laser  but  operate  at  a  higher   pulse
repetition rate and provide higher power outputs that shorten exposure time and increase throughput, and in the case of the ELS-5000, a narrower bandwidth. The 5000 series lasers incorporate
the   Company's   proprietary  line  narrowing   and   wavelength
stabilization modules together with an atomic reference for long-
term  accuracy  of the wavemeter calibration.   The  5000  series
lasers utilize a modular design that allows the Company to outsource many of the system's subassemblies, thereby reducing manufacturing cycle times. The Company believes the 5000 series lasers will be capable of producing critical feature sizes down to 0.18 microns.

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

     The Company continues to develop, and has begun to offer for sale to its customers, its next generation ArF excimer laser. The ArF laser incorporates the advanced technological features and modular design of the 5000 series lasers providing power output of 6 to 10 watts of 193nm wavelength light. The Company believes its ArF laser will be capable of producing critical feature sizes below 0.15 microns. *

     Industrial High Power Laser Products

     The Company's HPL-100K/110K series KrF excimer lasers are designed to meet the rigors of high duty cycle industrial usage, such as microdrilling, micromachining and annealing applications. The laser operates at a 200 to 250Hz pulse repetition rate and provides average power output of 100 watts for the HPL-100K and 110 watts for the HPL-110K. The pulse repetition rate and high power makes these lasers well suited for micro-fabrication processes. The Company is currently focusing its development and marketing efforts on its photolithography laser products, and the Company expects minimal revenues from industrial laser products in 1998. *

     Replacement Parts

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

Customers and End Users

     The Company sells its photolithography laser products to each of the five manufacturers of DUV photolithography tools:

     ASM Lithography       Integrated Solutions          SVG Lithography
     Canon                 Nikon

     The Company believes that maintaining and strengthening these customer relationships will play an important role in maintaining its leading position in the photolithography market.* The Company works closely with its customers to integrate the Company's products into their photolithography tools and is collaborating with certain of its customers on advanced technology developments under jointly funded programs. Sales to ASM Lithography, Canon and Nikon accounted for 24%, 25% and 39%, respectively, of total revenue in 1997.

     End  users  of the Company's lasers include the  world's  15 largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating the Company's laser:

United States                    Japan                  Europe

Advanced Micro Devices           ASET                   C-Net
Cypress                          Epson                  IMEC
Digital Equipment Corporation    Fujitsu                LETI
Dominion Semiconductor           Hitachi                Philips
Hewlett Packard                  Matsushita             SGS THOMSON
IBM                              Mitsubishi Electric    Siemens
Integrated Device Technology     NEC
Intel                            NTT
Lucent                           Oki Electric
Micron Technology                Rohm
Micrus                           Sanyo
Motorola                         Sharp
National Semiconductor           Sony
Rockwell                         Toshiba
SEMATECH*
Texas Instruments
VLSI

Korea                             Taiwan/Southeast Asia

Anam-TI                           Chartered
ETRI                              ERSO/ITRI
Hyundai                           Macronix
LG Semicon                        Mosel
Samsung                           Nan-Ya
                                  NSH
                                  ProMOS
                                  Tech Semiconductor
                                  TSMC
                                  UMC
                                  USC
                                  Winbond
                                  Vanguard International

*A semiconductor industry consortium.

Backlog

     The Company schedules production of lasers based upon order backlog and informal customer forecasts. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, the Company's backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 1997, the Company had a backlog of approximately $108.7 million, compared with a backlog of $98 million at December 31, 1996.

Manufacturing

     The Company's manufacturing activities consist of material management, assembly, integration and test. These activities are performed in a 111,000 square foot facility in San Diego, California that includes approximately 36,000 square feet of class 1000 clean room manufacturing and test space. In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more efficiently to customer demand, the Company has outsourced many of its subassemblies. The Company's outsourcing strategy is exemplified by the modular design of the Company's 5000 series laser, for which substantially all of the nonproprietary subassemblies have been outsourced. The Company believes that the highly outsourced content and manufacturable design of the 5000 series lasers allows for reduced manufacturing cycle times and increased output per employee.

     To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufactures and tests modules, spares and replacement parts for its photolithography laser systems.* In order to accomplish this objective, the Company intends to continue to provide additional training to manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop its supplier management and engineering capabilities.* The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule.

       In addition to increasing manufacturing capacity at its facilities in San Diego, California, the Company has qualified Seiko of Japan as a contract manufacturer of its photolithography excimer lasers. In order to ensure uniformity of product for all customers, the Company maintains control of all work flow design, manufacturing process, engineering changes and component sourcing decisions. The Company manufactures and seals all core technology modules in San Diego. The agreement expires in 2001, but will automatically renew every two years thereafter, unless one year's notice to terminate is given by either party. Seiko began production of lasers for the Company in the first quarter of 1997.

     Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components and pre-ionizer tubes used in the Company's lasers. In addition, the Company is increasingly outsourcing the manufacture of various subassemblies. Although to date the Company has been able to obtain adequate supplies of the components and subassemblies used in the production of the Company's laser systems in a timely manner from existing sources, the Company only recently commenced volume production of laser systems, which has caused many of its suppliers to also commence volume production of the Company's components and subassemblies. If the Company is unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales and Marketing

     The Company's sales and marketing efforts have been predominately focused on DUV photolithography tool manufacturers. The Company markets and sells its products through four account managers located in the United States and Japan. The Company is in the process of developing product and applications engineering teams to support the account managers and the Company's customers. The Company believes that to facilitate the sales process it must work closely with and understand the requirements of semiconductor manufacturers, the end users of the Company's products. The Company visits major semiconductor manufacturers, and their representatives attend Company-sponsored seminars on advanced excimer photolithography. In Japan, the Company sponsors an annual seminar with Seiko in conjunction with Semicon Japan. This seminar has attracted representatives of semiconductor manufacturers from Japan, Korea, the United States and SEMATECH, as well as photolithography tool manufacturers and other photolithography process suppliers.

Service and Support

     The Company believes its success in the semiconductor photolithography market is highly dependent upon after-sales support of both the customer and the end user. The Company supports its customers with field service, technical service engineers and training programs, and in some cases provides ongoing on-site technical support at the customer's manufacturing facility. Prior to shipment, the Company's support personnel typically assist the customer in site preparation and inspection and provide customers with training at the Company's facilities or at the customer's location. Customers and end users are also provided with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

     The Company's field engineers and technical support specialists are based at its San Diego headquarters, and at its field service offices in Santa Clara, Austin, near Boston, and various European cities. Support in Japan, Korea, Singapore and Southeast Asia are provided by the Company's subsidiaries located within those regions. As part of its customer service, the
Company maintains an inventory of spare parts at each of its service facilities. As the Company's installed base grows so does the demand for replacement parts to satisfy world wide support requirements for direct customers' support organizations, as well as Cymer's own logistics organization. In order to meet this demand, the Company must continue to expand its production of component modules which are required for new systems as well as support and warranty requirements.*

     The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, the Company believes it is essential to establish, through trained third party sources or through its own personnel, a rapid response capability to service its customers throughout the world. Accordingly, the Company intends to expand its direct support infrastructure in Japan, Korea, Taiwan and Southeast Asia, Singapore and Europe.* The establishment of these activities will entail recruiting and training qualified personnel or identifying qualified independent firms and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. There can be no assurance that the Company will be able to attract qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company generally warrants its products against defects in design, materials and workmanship for the earlier to occur of 17 months from the date of shipment or 12 months after acceptance by the end user.

Research and Development

     The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. The
Company believes that continued and timely development and introduction of new and enhanced laser products are essential for the Company to maintain its competitive position. The Company intends to continue to develop its technology and innovative products to meet customer demands.* Current projects include enhancements to the Company's KrF and ArF lasers and the development of the next generation of photolithography lasers. Other research and development efforts are currently focused on reducing manufacturing costs, lowering the cost of laser operation, enhancing laser performance and developing new features for existing lasers.

     The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. As of December 31, 1997, the Company had 158 employees engaged in research and development. Research and development expenses for 1995, 1996 and 1997 were approximately $6.2 million, $11.7 million and $25.0 million, respectively.

     In addition to funding its own research and development projects, the Company has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH in order to develop advanced technology for current and future laser systems based on the Company's core technology. Revenues generated from research and development contracts amounted to approximately $3.2 million, $2.5 million and $2.5 million during 1995, 1996, and 1997, respectively.

Intellectual Property Rights

     The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of the Company may depend in part on patents and as of December 31, 1997, the Company owned 22 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to February 2016 and had applied for 34 additional patents in the United States, three of which have been allowed. As of December 31, 1997, the Company also had filed 76 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

      The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties. The Company's Japanese manufacturing partner, Seiko, has been notified by Komatsu Ltd., ("Komatsu"), one of the Company's competitors, that certain aspects of the Company's lasers might infringe three patents (the "Komatsu Patents") that have been issued to Komatsu in Japan, and that Komatsu intends to enforce its rights under the Komatsu Patents against Seiko if Seiko continues to engage in manufacturing activities for the Company. In connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify Seiko against such claims under certain circumstances. The Company has engaged in discussions with Komatsu with respect to the Komatsu Patents, in the course of which Komatsu has also identified to the Company a number of pending applications and additional patents. The Company, in consultation with Japanese patent counsel, has initiated oppositions to the Komatsu Patents and the applications in the Japanese Patent Office. The Company has been advised by its patent counsel in this matter, which is relying in part on the opinion of the Company's Japanese patent counsel, that in the opinion of such firm the Company's products do not infringe any valid claims of the Komatsu Patents. However, there can be no assurance that litigation will not ensue with respect to these claims, that the Company and Seiko would ultimately prevail in any such litigation or that Komatsu will not assert infringement claims under additional patents.

     Any patent litigation would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. If any such claims are asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights.
There can be no assurance, however, that a license will be available on reasonable terms if at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel, which would materially adversely affect the Company's business, financial condition and results of operations.

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

     Effective August 1, 1989 and lasting until the expiration of the licensed patents, the Company entered into an agreement for a nonexclusive worldwide license to use or sell certain patented laser technology with Patlex Corp., a patent holding company ("Patlex"). Under the terms of the agreement, the Company is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its lasers. Beginning in 1997, the royalties are subject to an annual cap of $100,000 per year. During 1995, 1996 and 1997, royalty fees totaled $64,000, $226,000 and $49,000, respectively.

     The Company has granted to Seiko the exclusive right in Japan and the non-exclusive right outside of Japan to manufacture and sell the Company's industrial high power laser and subsequent enhancements thereto. The Company has also granted Seiko a right of first refusal to fund the Company's development of, and receive a license to, new industrial laser technologies not developed with funding from other parties. In exchange for these rights, the Company received up-front license fees of $3.0 million. The Company is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. The license agreement also provides that product sales between the Company and Seiko will be at a 15% discount from the respective companies' list prices. The agreement terminates in August 2012.

Competition

     The Company believes that the principal elements of competition in the Company's markets are the technical performance characteristics of the excimer laser products; the cost of ownership of the system, which is based on price, operating cost and productivity; customer service and support; and product availability. The Company believes that it competes favorably with respect to these factors.

     The Company currently has two significant competitors in the market for excimer laser systems for photolithography applications, Lambda-Physik R&D ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc. and Komatsu located in Japan. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than does the
Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume for photolithography application, the Company believes that both companies are aggressively seeking to gain larger positions in the market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers may consider further purchases, in part as a result of delays in deliveries by the Company as the Company has been seeking to expand its manufacturing capacity. The Company also believes that its customers are actively seeking a second source for excimer lasers. Furthermore, photolithography tool manufacturers may seek to develop or acquire the capability to manufacture internally their own excimer lasers. In the future, the Company will likely experience competition from other technologies, such as EUV, X-ray ,electron beam and ion projection processes.* To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and sales and marketing.* There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still relatively small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Competition."

Employees

     On December 31, 1997, there were 809 persons employed by the Company, including 58 in Japan. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as the Company is aware. The Company has not experienced any work stoppages and believes that its employee relations are good.

Executive Officers

     Set forth below is certain information regarding the executive officers of the Company and their ages as of December 31, 1997.

         Name            Age                 Position

Robert P. Akins          46         Chairman of the Board, Chief Executive
                                    Officer and President

William A. Angus, III    51         Senior Vice President, Chief Financial
                                    Officer and Secretary

G. Scott Scholler        47         Senior Vice President, Operations

Pascal Didier            39         Senior Vice President, Worldwide
                                    Customer Operations

     Robert P. Akins, a co-founder of the Company, has served
as its President, Chief Executive Officer and Chairman of the Board since its inception in January 1986. From 1980 to 1985, Mr. Akins was a Senior Program Manager for HLX, Inc., a manufacturer of laser and defense systems, where he was
responsible  for  managing the development   of  compact  excimer
lasers for military communications applications and an excimer laser trigger for the particle beam fusion accelerator at Sandia National Laboratories. Mr. Akins received a B.S. in Physics and a B.A. in Literature in 1974, and a Ph.D. in Applied Physics in 1983, from the University of California, San Diego.

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

     G. Scott Scholler has served as Senior Vice President of Operations of the Company since March 1996. From June 1995 to February 1996, Mr. Scholler served as a consultant in product development and program management for Electro Scientific Industries, a manufacturer of semiconductor capital equipment. From March 1994 until October 1995, Mr. Scholler was a co-founder and President of Black Rose Ltd., a developer of computer telephone software for automated commerce applications. From August 1992 to September 1994, he was Senior Vice President of Operations for Whittaker Communications, Inc., a wholly-owned subsidiary of Whittaker Corporation, and a manufacturer of high-performance multimedia servers. From October 1988 to August 1992, Mr. Scholler served as Vice President of Operations for Etec Systems, Inc., a manufacturer of semiconductor capital equipment and as General Manager of its Laser Lithography subsidiary. From 1986 to 1988, Mr. Scholler was Director of Engineering, and from 1983 to 1986, Director of Manufacturing, of the Etch Products Division of Applied Materials Inc., a supplier of equipment to the semiconductor industry. Mr. Scholler received a B.S. in Nuclear Engineering from the United States Military Academy at West Point in 1972 and an M.S. in Research and Development Management in 1978 from the University of Southern California.

     Pascal Didier has served as Senior Vice President, Worldwide Customer Operations since October 1997. From July 1997 to October 1997, he served as Vice President, Marketing and Sales. From June 1996 to July 1997, Mr. Didier was Vice President of Worldwide Sales & Field Operations, and from June 1995 to June 1996, Vice President of Asia/Pacific of GaSonics International, a supplier of capital equipment for photoresist removal and isotropic etching for the semiconductor industry. From 1983 to 1995, Mr. Didier served in various marketing and management positions at Megatest Corporation, a supplier of test equipment for the semiconductor industry. From June 1993 to June 1995, he was its Vice President of International Operations, from June
1990  to  June  1993, Director of International Operations,  from
July 1989 to June 1990, a Software Marketing Manager and from 1983 to 1989, European Technical Manager. Mr. Didier received a Bacalaureat in Business and Administration in 1978 from College de Paris and a Bacalaureat Superior in 1979 from Electronique Institut Universitaire de Lyon.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of the Company.

Item  2.  Properties

     Cymer's headquarters are located at 16750 Via Del Campo Court in an approximate 37,000 square foot facility and manufacturing, engineering and R&D facilities are housed in multiple buildings approximating 216,000 square feet located in San Diego, California which the Company leases under leases expiring from August 15, 2002 to January 2010. For use as field service offices, the Company also leases a 400 square foot facility near Boston, Massachusetts under a lease expiring August 1998; a 1,857 square foot facility in Santa Clara, California expiring September 2000 and a 1,627 square foot facility in Austin, Texas expiring September 2000. For use as field service and sales offices, the Company leases 6,390 square feet of facilities in Ichikawa, Japan under four renewable one and two year leases expiring at various times but cancelable by the Company upon three months notice; 4,184 square feet in Pundang, Korea expiring August 1999 and 1,754 square feet in Hsin Chu, Taiwan expiring July 1999. The Company intends to add additional field service offices as necessary to service its customers.

Item 3.   Legal Proceedings

     For a description of certain patent infringement claims against the Company and its Japanese manufacturing partner, see the fourth, fifth and sixth paragraphs under "Intellectual Property Rights" in Item 1 of this Annual Report. Neither the
Company, nor any of its subsidiaries, is a party to any litigation, other than non-material litigation incidental to the Company's business.

Item 4.   Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended
December 31, 1997.



                              PART II

Item  5.    Market  for  Registrant's Common  Stock  and  Related
            Stockholder Matters

     The Company's Common Stock is publicly traded on the Nasdaq National Market under the symbol "CYMI" since September 19, 1996. The Company's initial public offering price was $4.75 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Company's Common Stock as reported by the Nasdaq National Market. All per share prices reflect a 2-for-1 stock split effected in August 1997.

Year ended December 31, 1996              High         Low
   Third quarter (beginning              $8 7/8       $6 13/16
    September 19, 1996)
   Fourth quarter                       $24 1/16      $7 7/8
Year ended December 31, 1997
   First quarter                        $27 3/16     $15 1/2
   Second quarter                       $29          $17 11/16
   Third quarter                        $48 3/4      $24 3/8
   Fourth quarter                       $30 7/8      $14 15/16


Item 6.   Selected Financial Data

  The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data at December 31, 1996 and 1997 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP. The consolidated statement of operations data for the years ended December 31, 1993 and 1994, and the consolidated balance sheet data at December 31, 1993 and 1994 are derived from consolidated financial statements not included in this Annual Report on Form 10-K, which have also been audited by Deloitte & Touche LLP. These historical results are not necessarily indicative of the results to be expected in the future.

                                          Years Ended December 31,
                                   1993     1994     1995     1996     1997
                                   (in thousands, except per share data)
Consolidated Statement of
Operations Data:
Revenues:

   Product sales                  $3,393   $7,705   $15,576  $62,510  $201,191
   Other                           2,306    1,216     3,244    2,485     2,456
      Total revenues               5,699    8,921    18,820   64,995   203,647

Costs and expenses:
   Cost of product sales           2,726    4,797     8,786   35,583   123,654
   Research and development        2,733    3,283     6,154   11,742    24,971
   Sales and marketing             2,154    1,780     2,353    5,516    11,992
   General and administrative        782      849     1,181    4,270     8,586
     Total costs and expenses      8,395   10,709    18,474   57,111   169,203
Operating income (loss)           (2,696)  (1,788)      346    7,884    34,444
Other income (expense) - net          (7)    (199)     (241)    (183)      112

                                              Years Ended December 31,
                                    1993     1994      1995      1996     1997
                                     (in thousands, except per share data)
Income (loss) before provision
  for income taxes
  and minority interest           (2,703)   (1,987)    105      7,701   34,556
Provision for income taxes          (221)      (58)    (36)    (1,191)  (8,639)
Minority interest                                                          141

Net income (loss)                ($2,924)  ($2,045)    $69     $6,510  $26,058
Basic earnings per share (1)                                    $0.33    $0.92
Weighted average common shares
 outstanding (1)                                               19,868   28,212
Diluted earnings per share (1)                                  $0.29    $0.86
Weighted average common and
 common equivalent shares
 outstanding (1)                                               22,420   30,267

                                                 December 31,
                                    1993     1994     1995     1996     1997
                                                (in thousands)
Consolidated Balance Sheet
Data:
Cash and cash equivalents           $715   $2,326   $2,015   $55,405  $51,903
Working capital                     (122)  (1,557)   3,845    84,743  202,539
Total assets                       5,805    9,172   15,619   129,467  384,880
Total debt (2)                     2,717    6,879    4,164     2,217  176,066
Redeemable convertible
  preferred stock                 12,989   19,290   28,409       -       -
Stockholders' equity (deficit)   (11,828) (19,752) (21,830)   98,820  124,540

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

(2)    Total   debt   includes   indebtedness   for   convertible
  subordinated   notes,   borrowed  money   and   capital   lease
  obligations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

  The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                     1995        1996        1997
Revenues:
  Product sales                      82.8 %      96.2 %      98.8 %
  Other                              17.2         3.8         1.2
     Total revenues                 100.0       100.0       100.0

Cost and expenses:
  Cost of product sales              46.7        54.7        60.7
  Research and development           32.7        18.1        12.3
  Sales and marketing                12.5         8.5         5.9
  General and administrative          6.3         6.6         4.2
     Total costs and expenses        98.2        87.9        83.1

Operating income                      1.8        12.1        16.9
Other income (expense) - net         (1.3)       (0.3)         .1

Income before provision for
  income taxes and minority
  interest                            0.5        11.8        17.0

Provision for income taxes           (0.2)       (1.8)       (4.3)
Minority interest                      -           -           .1

Net income                            0.3 %      10.0 %      12.8 %

Gross margin on product sales        43.6 %      43.1 %      38.5 %

  YEARS ENDED DECEMBER 31, 1996 AND 1997

    Revenues. The Company's total revenues consist of product sales, which include sales of laser systems and spare parts and service and training, and other revenues, which primarily include revenue from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates for costs to complete the development project.

  Product sales increased 222% from $62.5 million in 1996 to $201.2 million in 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 460 laser systems were sold in 1997 compared to 145 laser systems in 1996. As a result of the increase in the Company's installed base of lasers, the Company believes that revenues from spares, replacement parts and services will be an increasingly larger component of product sales.* Funded development revenues remained constant at $2.5 million for 1996 and 1997, primarily due to the laser research project sponsored by SEMATECH. The Company expects that funded development revenues will continue to decrease as a percentage of total revenues as the Company focuses on product sales.*

  The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 69%, 81% and 89% of the Company's sales in 1995, 1996, and 1997, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 50%, 61% and 65% of revenues in 1995, 1996, and 1997, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.*

  Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's products by the Japanese subsidiary for resale under firm third-party sales commitments.

  Cost of product sales rose 248% from $35.6 million in 1996 to $123.7 million in 1997 due to the increase in sales volume. The gross margin on these sales decreased from 43.1% in 1996 to 38.5% in 1997 primarily due to the increase in additional specific warranty reserves of $6.4 million, an increase in field support overhead costs as the Company continued to build its worldwide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers, and one time charges associated with bringing the Company's new manufacturing facility more fully on line.

  Warranty reserve expenses are included in cost of product sales as the related sales are reported. For 1997, an additional specific warranty reserve was expensed to certain lasers previously shipped. This additional warranty expense was to incorporate changes in these lasers to ensure that they meet the current product configuration and specifications. The Company took a proactive approach to make the necessary hardware and software changes to the laser systems as a preventative maintenance measure to meet performance levels warranted by the Company. These changes are currently in varying stages of implementation. The gross margin on product sales prior to this specific reserve was 41.7% for the period ended December 31, 1997.

  Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. The Company recognized net gains on such contracts of $1.9 million and $5.8 million for the years ended December 31, 1996 and 1997, respectively.

   Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 113% from $11.7 million in 1996 to $25.0 million in 1997, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers, the hiring of additional technical personnel and the continued development of new laser products. As a percentage of total revenues, such expenses declined from 18.1% to 12.3% in the respective periods due to the growth in the Company's revenues. The Company expects that research and development expenses will increase in absolute dollars and as a percentage of revenues in 1998 as the Company continues to invest in the development of new products and product enhancements.*

  Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 117% from $5.5 million in 1996 to $12.0 million in 1997, due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 8.5% to 5.9% in the respective periods due to the growth in the Company's revenues.

  General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 101% from $4.3 million in 1996 to $8.6 million in 1997, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee recruiting requirements and overall level of business activity increased.
As a percentage of total revenue, such expenses decreased from 6.6% to 4.2% in the respective periods.

  Other Income (Expense)- net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other income (expense) increased from $183,000 of net other expense for 1996 to $112,000 of net other income for 1997, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in 1997 and a foreign currency exchange loss for 1997. Foreign currency exchange gains totaled $161,000, interest income totaled $347,000, and interest expense totaled $691,000 for 1996, compared to a foreign exchange loss of $359,000, interest income of $5.3 million and interest expense of $4.8 million for 1997.

  The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by the Company to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. The Company's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to the Company. The gains or losses from these contracts are recorded as a component of cost of product sales, while the remaining foreign currency exposure is recorded as other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

  Provision for Income Taxes. The provision for income taxes in 1996 was primarily attributable to the growth in the Company's pre tax income offset by net operating loss carryforwards from prior years. The tax provision of $8.6 million in 1997 was primarily attributable to the substantial growth in the Company's pretax income partially offset by the reduction of the deferred tax asset valuation allowance carried over from 1996.

  YEARS ENDED DECEMBER 31, 1995 AND 1996

     Revenues. Product sales increased 301% from $15.6 million in 1995 to $62.5 million in 1996, primarily due to increased sales of DUV photolithography laser systems. A total of 145 laser systems were sold in 1996 compared to 34 laser systems in 1995. Funded development revenues decreased 23% from $3.2 million in 1995 to $2.5 million in 1996, primarily due to the completion in 1995 of a laser research project sponsored by SEMATECH.

     Cost of Product Sales.   Net gains from foreign currency
exchange contracts included in cost of product sales were $496,000 and $1.9 million for the years ended December 31, 1995 and 1996, respectively. Cost of product sales rose 305% from $8.8 million in 1995 to $35.6 million in 1996 due to the increase in sales volume. The gross margin on these sales remained relatively consistent at approximately 43% in 1995 and 1996.

     Research and Development. Research and development expenses increased 91% from $6.2 million in 1995 to $11.7 million in 1996, due primarily to increased product support efforts associated with the release of the Company's 5000 series lasers and the hiring of additional technical personnel. As a percentage of total revenues, such expenses declined from 32.7% to 18.1% in the respective periods due to growth in the Company's revenues.

     Sales and Marketing. Sales and marketing expenses increased 134% from $2.4 million in 1995 to $5.5 million in 1996, due primarily to increased sales commissions and increased sales support efforts and marketing activities associated with the increase in laser sales. As a percentage of total revenues, such expense declined from 12.5% to 8.5% in the respective periods due to the growth in the Company's revenues.

     General and Administrative. General and administrative expenses increased 262% from $1.2 million in 1995 to $4.3 million in 1996, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity and overall level of business activity increased. These expenses include a $705,000 receivable reserve recorded in 1996, taken in connection with concerns over the collectibility of an accounts receivable with a particular customer. As a percentage of total revenue, such expenses, including the receivable reserve, increased to 6.6% of revenue in 1996. Excluding the receivable reserve, such expenses were 5.5% of revenue in 1996.

     Other Income (Expense) - net. Net other expense decreased from $241,000 in 1995 to $183,000 in 1996, primarily due to the increase in interest income associated with the investment of the Company's proceeds from its common stock offerings in September and December 1996, larger exchange gains against the yen, partially offset by higher interest expense reflective of borrowing requirements for the first nine months of 1996.
Foreign currency exchange gains totaled $10,000, interest income totaled $32,000, and interest expense totaled $283,000 for 1995, compared to $161,000, $347,000, and $691,000, respectively, for 1996.

     Provision for Income Taxes. The provision for income taxes was insignificant in 1995 and primarily represented taxes in Japan for research and development revenues generated from agreements with Seiko. The tax provision of $1.2 million in 1996 was primarily attributable to the substantial growth in the Company's pretax income. As of December 31, 1996, the Company had Federal and state tax business credit carryforwards available to offset future tax liabilities of $1.8 million and $293,000, respectively. Such Federal and state tax credit carryforwards expire at various dates beginning with the year 1997 and 2003, respectively.

     To date, inflation has not had a significant effect on the Company or its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financing, bank borrowings, its September 18, 1996 initial public offering, which resulted in net proceeds to the Company of approximately $29.7 million, the public offering on December 12, 1996, which resulted in net proceeds of approximately $50.0 million, and more recently, raised a net $167.3 million in a convertible subordinated note offering on August 6, 1997. As of December 31, 1997, the Company had approximately $51.9 million in cash and cash equivalents, $80.4 million in short-term investments, $42.7 million in long-term investments, $202.5 million in working capital and no bank debt.

  Net cash used in operating activities was approximately $2.1 million, $8.0 million and $17.3 million for 1995, 1996 and 1997, respectively. The increases in cash used in operations for the periods ended December 31, 1995, 1996 and 1997 was primarily attributable to increases in accounts receivable and inventory as the working capital requirements of the Company continued to increase due to the expansion of the business during these periods.

  Net cash used for investing activities was approximately $2.4 million , $22.9 million, and $153.6 million in 1995, 1996 and 1997. The increase in cash used for investing activities during the periods ended December 31, 1995, 1996 and 1997 primarily reflects the investment activity of funds received through the Company's public offerings in 1996, the convertible subordinated notes offering in 1997 and the purchase of computer equipment , test equipment, research and development tools, manufacturing process machinery and tenant improvements to the manufacturing facility in order to accommodate business expansion throughout the periods.

  The Company's financing activities provided net cash of approximately $4.3 million, $83.6 million and $167.3 million for 1995, 1996 and 1997, respectively. In 1995, the Company sold Redeemable Convertible Preferred Stock for approximately $3.4 million, increased its bank borrowings by $1.2 million and reduced discounting of commercial drafts by $390,000. In 1996, the Company received net proceeds of approximately $79.7 million from its two public offerings, received net proceeds of approximately $6.1 million from the sale of Redeemable Convertible Preferred Stock and decreased bank borrowings by $1.0 million. During the same period, the Company reduced discounting of commercial drafts in Japan of approximately $1.2 million. In 1997, the Company issued $172.5 million in convertible subordinated notes with net costs of $5.2 million and, in addition, received $2.1 million in net proceeds for the issuance of common stock and reduced bank debt by $1.8 million.

  The Company has available credit arrangements with a bank permitting borrowings of up to $5.0 million. These borrowings are unsecured and provide for the following facilities: (i) a $2.0 million revolving line of credit; and (ii) a $3.0 million
optional currency line.   The Company also has through its
subsidiary in Japan a 10.7 billion yen (approximately $81.9 million) facility for the receipt of funds from three banks in Japan, without recourse, in connection with the discounting of certain commercial drafts received from customers as payment for merchandise. As of December 31, 1997, 3.3 billion yen (approximately $25.4 million) was being utilized under the facility. The Company also has three foreign currency exchange facilities. The Company had forward foreign exchange contracts at December 31, 1997 to buy $81.3 million for 9.6 billion yen. The total unrecorded deferred gain and premium on these contracts as of December 31, 1997 was $4.1 million.

     On January 29, 1998, Cymer announced its Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's common stock. The purchases will be made from time to time on the open market or in privately negotiated transactions.*

    The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of the Company's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.* The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business during the 1998 fiscal year.*

  Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard became effective for the
Company for the year ended December 31, 1997.   The Company
adopted this standard as of December 31, 1997 and the 1996 financial statements have been restated to reflect the change.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity. The Company does not expect this pronouncement to materially impact the Company's results of operations.*

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.*

  Impact of Year 2000 Issue

          The Company has reviewed its data processing systems as well as computer applications and has determined that the Company's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000.* The Company has initiated efforts to remedy all currently known situations and expects all programs to be corrected and tested prior to the year 2000.* The incremental costs of this project will not have a material effect on the Company's consolidated financial statements.*

  RISK FACTORS

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

     The Company has historically derived a substantial portion of its quarterly and annual revenues from the sale of a
relatively small number of systems.   As a result, the precise
timing of the recognition of revenue from an order for a small number of systems can have a significant impact on the Company's total revenues and operating results for a particular period.
The Company's operating results for a particular period could be adversely affected if orders for a small number of systems are canceled or rescheduled by customers or cannot be filled in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. The Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty.

     The Company believes that semiconductor manufacturers are currently developing capability for pilot production of 0.25um devices.* The Company also believes that demand for its excimer lasers for DUV photolithography tools is currently being driven by the efforts to develop such capability.* Once semiconductor manufacturers have acquired such capability, the company believes that they will continue to invest in DUV photolithography tools to expand their capacity to manufacture 0.25um devices only to the degree to which their sales forecasts and 0.25um manufacturing process yields justify such investment. Accordingly, the Company currently expects that demand for its DUV excimer lasers will be subject to such demand and process development constraints.*

     Recently, the Company has significantly increased the scale of its operations and its manufacturing capacity, including hiring additional personnel and substantially increasing the number of systems in production. This expansion has resulted in higher materials and work-in-process inventory levels and significantly higher operating expenses, and has required the Company to implement a variety of new systems, procedures and controls. If orders received by the Company do not result in sales, or if the Company is unable to sustain its revenues at anticipated levels, the Company's operating results would be materially adversely affected.

     Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

     Unpredictability of Future Operating Results. The Company was founded in 1986 and shipped its first prototype laser system in 1988. Although the Company's revenues have increased over the last four years, and the Company has been profitable for each of the last seven quarters, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period. The Company's history of annual and quarterly operating losses, its substantial expansion in manufacturing capacity, its limited experience in supplying products in volume and the difficulty of predicting the demand for its products, among other factors, make the prediction of future operating results difficult if not impossible.

     Risks Associated with Rapid and Substantial Manufacturing Expansion. To meet current and anticipated demand for its products, the Company must continue to increase the rate by which it manufactures and tests modules, spares and replacement parts for its photolithography laser systems. Although the Company has experienced recent success in expanding production, the Company has historically been unable to manufacture and test its photolithography laser systems fast enough to fill all orders and has been behind on some of its delivery schedules. Should the Company fail to meet delivery orders in the future, customers could cancel orders and seek to meet all or a portion of their needs for illumination sources from the Company's competitors. The Company is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet the Company's manufacturing schedules. The failure by one or more of these suppliers to supply the Company on a timely basis with sufficient quantities of components or subassemblies that perform to the Company's specifications could affect the Company's ability to deliver completed lasers to its customers on schedule. Additionally, the Company may underestimate the costs required to increase its manufacturing capacity, which may materially adversely affect the Company's financial condition and results of operations.

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

     Due to the nature of the Company's product development requirements, it is often necessary for key suppliers to rapidly advance their own technologies in order to support the Company's new product introduction schedule. These suppliers may or may not be able to satisfy the Company's schedule requirements in providing new modules and subassemblies to the Company. If the Company is unable to obtain sufficient quantities of such materials, components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Limited Production Use of Excimer Lasers. The Company first shipped its lasers for photolithography applications in 1988. There can be no assurance that the Company's products will meet production specifications over time when subjected to prolonged and intense use in volume production in semiconductor manufacturing processes. If any semiconductor manufacturer is not able to successfully achieve or sustain volume production using the Company's lasers, the Company's reputation with semiconductor manufacturers or the limited number of photolithography tool manufacturers could be damaged, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 65%, 90% and 94% of the Company's total revenues in 1995, 1996, and 1997, respectively. Sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 24%, 25%, 39% and 6%, respectively, of total revenues in 1997 and 19%, 30%, 31% and 10%, respectively, of total revenues in 1996. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future.* None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 and to 809 at December 31, 1997. The Company installed new management information systems and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 the Company has occupied three additional buildings covering approximately 187,000 square feet. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, including accounting and other internal management systems, its quality control, delivery and field service and customer support capabilities.* The Company will be required to attract, train and retain key technical personnel, including both hardware and software engineers, in order to support the Company's growth.* The Company will be required to manage effectively its expanding international operations, including the operations of its Japan, Korea, Taiwan, and Singapore subsidiaries, its field service and support presence in Asia and Europe and its relationship with Seiko as a manufacturer of its photolithography lasers.* The Company must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

     Risks Associated with Laser Warranty; Need to Increase Production of Component Modules. The Company's growing installed base will require it to increase production of replacement parts and component modules. Because the Company prioritizes the reliable operation of its installed units at semiconductor manufacturers above all other requirements, it typically utilizes available component modules first to support existing systems in the field. Accordingly, the failure to rapidly expand production of component modules could result in the delay in shipment of new laser systems, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Expand Field Service and Support Organization. The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its direct customers to provide this specialized service.*
Therefore, the Company believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, the Company is currently expanding its direct support infrastructure in Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This expansion entails recruiting and training qualified field service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. The Company has historically experienced difficulties in effectively training field service personnel. There can be no assurance that the Company will be able to attract and train qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company currently has two significant competitors in the market for excimer laser systems for photolithography applications, Lambda-Physik and Komatsu. Both of these companies are larger than the Company, have access to greater financial, technical and other resources than does the Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer lasers in volume for photolithography applications, the Company believes that both companies are aggressively seeking to gain larger positions in this market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers will continue to actively qualify these competitors' lasers in their search for a second source.* If competitors successfully qualify their lasers for use with the Company's customers, the Company could lose market share and its growth could slow or even decline. In the future, the Company will likely experience competition from other technologies, such as EUV, X-ray, electron beam and ion projection processes. To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and in sales and marketing.* There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market. There can be no assurance that the Company will remain competitive. A failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Excessive Inventory Buildups by Photolithography Tool Manufacturers. Substantially all of the Company's customers are photolithography tool manufacturers, which in turn sell their systems to semiconductor manufacturers. Over the past year, the Company's customers have substantially increased their forecasted shipments of DUV photolithography tools. The Company believes that the increase in competitive demand for DUV photolithography tools may have caused and may continue to cause a degree of over-ordering of the Company's products. The Company is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that the Company will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in the Company's revenues and operating results in future periods as such inventories are brought into balance.

     Dependence on Semiconductor Industry. Substantially all of the Company's revenues are derived from photolithography tool manufacturers that in turn depend on the demand for their products from semiconductor manufacturers. Semiconductor manufacturers correspondingly depend on the demand from manufacturers of end-products or systems that use semiconductors. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns, which often have had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools. The Company believes that downturns in the semiconductor manufacturing industry will occur in the future, and will result in decreased demand for semiconductor manufacturing equipment.* In addition, the Company believes that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain extensive ongoing customer service and support capability.* Accordingly, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change; New Product Introductions. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its excimer laser products and their process capabilities and to develop and manufacture new products with improved capabilities.* In order to enhance and improve its products and develop new products, among other things, the Company must work closely with its customers, particularly in the product development stage, to integrate its lasers with its customers' photolithography tools. There can be no assurance that future technologies, such as EUV, X-ray, electron beam and ion projection processes, will not render the Company's excimer laser products obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner that satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business, financial condition and results of operations.

     Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights.* Nevertheless, the success of the Company may depend in part on patents, and as of December 31, 1997, the Company owned 22 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to February 2016 and had applied for 34 additional patents in the United States, three of which have been allowed. As of December 31, 1997, the Company had filed 76 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

     Others may have filed and in the future may file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company.* No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

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

     The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights possessed by third parties.* The Company's Japanese manufacturing partner, Seiko, has been notified by Komatsu, one of the Company's competitors, that certain aspects of the Company's lasers might infringe three patents that have been issued to Komatsu in Japan, and that Komatsu intends to enforce its rights under the Komatsu Patents against Seiko if Seiko engages in manufacturing activities for the Company. In connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify Seiko against such claims under certain circumstances. The Company has engaged in discussions with Komatsu with respect to the Komatsu Patents, in the course of which Komatsu has also identified to the Company a number of pending applications and additional patents. The Company, in consultation with Japanese patent counsel, has initiated oppositions to the Komatsu Patents and the applications in the Japanese Patent Office. However, there can be no assurance that litigation will not ensue with respect to these claims, that the Company and Seiko would ultimately prevail in any such litigation or that Komatsu will not assert infringement claims under additional patents.

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

     The Company has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations in certain countries. In Japan, the Company's application for registration was rejected on the grounds that it is similar to a trademark previously registered by a Japanese company for a broad range of products. The Company is seeking a partial nullification of the other registration with respect to laser devices and related components and does not believe that the holder of the other trademark is engaged in any business similar to that of the Company. For this reason, the Company is continuing to use the trademark CYMER in Japan and believes that it will ultimately be permitted to register such mark for use with its products and that it is not infringing the other company's trademark.* There can be no assurance that the Company will ultimately succeed in its efforts to register its trademark in Japan or that it will not be subjected to an action for trademark infringement, which could be costly to defend and, if successful, would require the Company to cease use of the mark and, potentially, to pay damages.

     Dependence on Key Personnel. The Company is highly dependent on the services of a number of key employees in various areas, including engineering, research and development, sales and marketing and manufacturing. In particular, there are a limited number of experts in excimer laser technology and there is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers the Company requires.
The Company has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. The Company believes that, to a large extent, its future success will depend upon the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel and on its ability to attract, train and retain highly skilled personnel in each of these areas.* The Company does not have employment agreements with any of its employees, and there is no assurance that the Company will be able to retain its key employees. The failure of the Company to hire, train and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of International Sales and Operations. Approximately 69%, 81% and 89% of the Company's revenues in 1995, 1996 and 1997, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, particularly Asia, the Company anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, the Company maintains subsidiaries in Japan, Korea, Taiwan and Singapore, is expanding its field service and support operations worldwide, and will continue to work with Seiko as a manufacturer of its products in Japan.* There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Because many of the Company's principal customers, as well as many of the end-users of the Company's laser systems, are located in Asia, the recent economic problems and currency fluctuations affecting that region could intensify the Company's international risk. Further, while the Company has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's results of operations are subject to fluctuations in the value of the Japanese yen against the U.S. dollar due to sales by the Company to its Japanese subsidiary being dominated in dollars, and sales by the subsidiary to customers in Japan being dominated in yen. The Company's subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's results of operations or financial condition. In the future, the Company could be required to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard.*

     The Company's products are subject to numerous foreign government standards and regulations that are continually being amended. Although the Company endeavors to meet foreign technical and regulatory standards, there can be no assurance that the Company's products will continue to comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for the Company to redesign its products to comply with such standards and regulations. The inability of the Company to design or redesign products to comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Possible Price Volatility of Common Stock. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the laser device and other technology industries, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $4 3/4 (all prices are adjusted to reflect the Company's 2-for-1 stock split effective as of August 21, 1997) at the Company's initial public offering on September 18, 1996 to $48 3/4 on August 22, 1997, and declining to $14 7/8 on January 16, 1998. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding the identification and business experience of the Company's directors under the caption "Nominees" under the main caption "Proposal One - Election of Directors" in the Company's definitive Proxy Statement for the annual meeting of stockholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997, is incorporated herein by this reference. For information regarding the identification and business experience of the Company's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to the Company's executive officers and directors under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's Proxy Statement is incorporated herein by this reference.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1)  Financial Statements.   The following Consolidated
Financial  Statements  of Cymer, Inc. and  Independent  Auditors'
Report are included in a separate section of this Report beginning on page F-1:

      Description                                        Page Number

      Independent    Auditors'   Report...................   F-1
      Consolidated Balance Sheets as of December 31, 1996
      and 1997....                                           F-2
      Consolidated Statements of  Income for the Years Ended
      December  31,  1995,  1996 and  1997.............      F-3
      Consolidated   Statements of Stockholders' Equity
      (Deficit) for the Years
      Ended  December 31, 1995, 1996 and  1997.........      F-4
      Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1995, 1996 and 1997.............    F-5
      Notes to Consolidated Financial Statements............ F-7

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended
December 31, 1997.

     (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          21.1 Subsidiaries of Registrant

          23.1 Independent Auditors' Consent

          27.1  Financial  Data  Schedule  for  the  year  ended
                December 31, 1997




                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYMER, INC.


Dated:   March  25,  1998           By:  /s/  ROBERT P. AKINS
                                        Robert P. Akins, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



  /s/ ROBERT P. AKINS         President, Chief
      Robert P. Akins         Executive Officer,
                              and Chairman of the
                              Board                   March 25, 1998

  /s/ WILLIAM A. ANGUS,III    Senior Vice President,
     William A. Angus, III    Chief Financial Officer
                              and Secretary           March 25, 1998

 /s/ NANCY J. BAKER           Director, Corporate
     Nancy J. Baker           Finance, Treasurer and
                              Chief Accounting
                              Officer                 March 25, 1998

 /s/ RICHARD P. ABRAHAM       Director
     Richard P. Abraham                               March 25, 1998

 /s/ KENNETH M. DEEMER        Director
     Kenneth M. Deemer                                March 25, 1998

 /s/ PETER J. SIMONE          Director
     Peter J. Simone                                  March 25, 1998

 /s/ F. DUWAINE TOWNSEN       Director
     F. Duwaine Townsen                               March 25, 1998



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cymer, Inc.:


We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (collectively the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Diego, California
February 17, 1998



CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                       December 31,
ASSETS                                              1996          1997
CURRENT ASSETS:
  Cash and cash equivalents                       $55,405       $51,903
  Short-term investments                           10,449        80,387
  Accounts receivable - net                        18,833        59,140
  Foreign exchange contracts receivable             9,317        31,267
  Inventories                                      15,678        47,502
  Deferred income taxes                             1,432        12,690
  Prepaid expenses and other                        1,880         2,847
     Total current assets                         112,994       285,736

PROPERTY - net                                     11,707        48,031
LONG-TERM INVESTMENTS                               1,361        42,667
OTHER ASSETS                                        3,405         8,446

TOTAL ASSETS                                     $129,467      $384,880

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $7,095       $22,615
  Accrued and other liabilities                     8,401        26,860
  Foreign exchange contracts payable                8,396        27,278
  Income taxes payable                              2,609         6,444
  Revolving loan and security agreements            1,750
      Total current liabilities                    28,251        83,197

CONVERTIBLE SUBORDINATED NOTES                                  172,500
OTHER LIABILITIES                                   2,396         3,566
MINORITY INTEREST                                                 1,077
COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 7, 9
  and 10)

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized 5,000,000 shares;
 $.001 par value, no shares issued or
 outstanding
 Common stock - authorized 50,000,000 shares;
 $.001 par value, issued and outstanding
 27,560,000 and 28,724,000                             28            29
 Paid-in capital                                  106,658       109,367
 Net unrealized gain on investments                                  49
 Retained earnings (accumulated deficit)           (7,421)       18,637
 Cumulative translation adjustment                   (445)       (3,542)
     Total stockholders' equity                    98,820       124,540
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $129,467      $384,880

See Notes to Consolidated Financial Statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                              Year Ended December 31,
                                           1995         1996        1997
REVENUES:
  Product sales                          $15,576      $62,510     $201,191
  Other                                    3,244        2,485        2,456
    Total revenues                        18,820       64,995      203,647
COSTS AND EXPENSES:
  Cost of product sales                    8,786       35,583      123,654
  Research and development                 6,154       11,742       24,971
  Sales and marketing                      2,353        5,516       11,992
  General and administrative               1,181        4,270        8,586
      Total costs and expenses            18,474       57,111      169,203
OPERATING INCOME                             346        7,884       34,444
OTHER INCOME (EXPENSE):
  Foreign currency exchange gain
   (loss) - net                               10          161         (359)
  Interest and other income                   32          347        5,318
  Interest and other expense                (283)        (691)      (4,847)
    Total other income (expense)-net        (241)        (183)         112
INCOME BEFORE PROVISION FOR
 INCOME TAXES & MINORITY INTEREST            105        7,701       34,556
PROVISION FOR INCOME TAXES                   (36)      (1,191)      (8,639)
MINORITY INTEREST                                                      141
NET INCOME                                   $69       $6,510      $26,058
EARNINGS PER SHARE:
  Basic:
    Earnings per share                                  $0.33        $0.92
    Weighted average common shares
    outstanding                                        19,868       28,212
  Diluted:
    Earnings per share                                  $0.29        $0.86
    Weighted average common and common
    equivalent shares                                  22,420       30,267

See Notes to Consolidated Financial
Statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT)

                                                                                                    Retained
                                                                  Net Unrealized     Cumulative     Earnings/
                                    Common Stock       Paid-in       Gain on        Translation   (Accumulated      Stockholders'
                                  Shares    Amount     Capital     Investments       Adjustment      Deficit)     Equity (Deficit)
BALANCE, JANUARY 1, 1995          2,182        22       $153                              ($29)     ($19,898)        ($19,752)
 Exercise of common stock
  options                           138         1         31                                                               32
 Cumulative translation
  adjustment                                                                              (176)                          (176)
 Accretion of redemption -
  preferred stock                                                                                     (2,003)          (2,003)
 Net income                                                                                               69               69
BALANCE, DECEMBER 31, 1995        2,320        23        184                              (205)      (21,832)         (21,830)

 Change in par value due to
  reincorporation                             (20)        20
 Exercise of common stock
  options                           254                   93                                                               93
 Issuance of common stock under
  consulting agreement               20                  100                                                              100
 Initial public offering of
  common stock, net of
  issuance costs                  7,018         7     29,733                                                           29,740
 Conversion of preferred stock
  and warrants to common stock   15,408        15     26,543                                                           26,558
 Secondary public offering of
  common stock,
  net of issuance costs           2,540         3     49,985                                                           49,988
 Cumulative translation
  adjustment                                                                              (240)                          (240)
 Reversal of accretion of
redemption upon
  conversion of preferred stock                                                                        7,901            7,901
 Net income                                                                                            6,510            6,510
BALANCE, DECEMBER 31, 1996       27,560        28    106,658                              (445)       (7,421)          98,820

 Exercise of common stock
  options and warrants            1,045         1        473                                                              474
 Issuance of employee stock
  purchase plan shares              119                  852                                                              852
 Income tax benefit from stock
  options exercised                                    1,802                                                            1,802
 Deferred issuance costs,
  secondary public offering                             (418)                                                            (418)
 Net unrealized gain on
  available-for-sale
  investments                                                              49                                              49
 Cumulative translation
  adjustment                                                                            (3,097)                        (3,097)
 Net income                                                                                           26,058           26,058
BALANCE, DECEMBER 31, 1997       28,724       $29   $109,367              $49          ($3,542)      $18,637         $124,540

See Notes to Consolidated Financial
Statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                Year Ended December 31,
                                             1995        1996        1997
OPERATING ACTIVITIES:
  Net income                                  $69      $6,510     $26,058
  Adjustments to reconcile net income
   to net cash
   used for operating activities:
     Depreciation and amortization            820       2,284       7,606
     Minority interest                                               (141)
     Deferred income taxes                             (1,432)    (11,295)
     Loss on disposal of property                         223
     Change in assets and
      liabilities:
     Accounts receivable                   (2,574)    (15,436)    (43,467)
     Foreign exchange contracts
      receivable                                       (9,317)    (24,819)
      Inventories                          (2,813)    (10,512)    (32,288)
      Prepaid expenses and other
       assets                                  99      (4,919)     (1,029)
      Accounts payable                      1,404       5,501      15,684
      Accrued and other liabilities           379       8,769      18,602
      Foreign exchange contracts
       payable                                          8,396      21,397
      Income taxes payable                              2,609       6,166
      Other                                   502        (674)        194
         Net cash used for operating
          activities                       (2,114)     (7,998)    (17,332)

INVESTING ACTIVITIES:
  Acquisition of property                  (2,653)    (11,090)    (42,209)
  Disposal of property                        226          16         147
  Purchases of investments                            (13,715)   (140,939)
  Proceeds from sold or matured
   investments                                          1,900      29,370
     Net cash used for investing
      activities                           (2,427)    (22,889)   (153,631)

FINANCING ACTIVITIES:
  Net borrowings (payments) under
   revolving loan and
   security agreements                      1,240      (1,036)     (1,750)
  Proceeds from issuance of
   convertible subordinated notes                                 172,500
  Debt issue costs                                                 (5,228)
  Proceeds from issuance of redeemable
   convertible preferred stock              3,407       6,050
  Proceeds from issuance of common
   stock                                       32      79,935       2,125
  Net discounting of commercial drafts       (390)     (1,240)
  Payments on capital lease
   obligations                                (27)       (159)       (395)
     Net cash provided by
      financing activities                  4,262      83,550     167,252

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                    (32)        727         209

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (311)     53,390      (3,502)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          2,326       2,015      55,405

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                               $2,015     $55,405     $51,903

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Interest paid                                219         467         671
 Income taxes paid                             36          14      11,991

SUPPLEMENTAL DISCLOSURE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:

 Conversion of Redeemable
  Convertible Preferred Stock
  to common stock upon initial
  public offering                                     $26,558

 Capital lease obligations
  incurred for furniture and
  equipment                                   100         573       1,950

 Net book value of property
  transferred to inventory for
  resale                                      177

 Conversion of subordinated
  promissory notes and related
  interest payable to Redeemable
  Convertible Preferred Stock               3,755

See Notes to Consolidated Financial Statements


CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations - Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. (Cymer Japan) and Cymer Singapore, Pte Ltd. (Cymer Singapore) and its majority-owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA) (collectively, the "Company") is engaged primarily in the development, manufacturing and marketing of excimer lasers for sale to manufacturers of photolithography tools in the semiconductor equipment industry. The Company sells its product to customers primarily in Japan, the Netherlands and the United States.

   Reincorporation and Recapitalization - The Company's Board of Directors and stockholders approved a reincorporation into the State of Nevada that became effective on August 21, 1996. In connection with the reincorporation, the Company increased its authorized common stock to 50,000,000 shares.
   The Board of Directors and stockholders also approved the creation of a new class of 5,000,000 shares of undesignated preferred stock, which was authorized on the closing of the Company's initial public offering.

   The Company completed its initial public offering of 7,018,000 shares of common stock on September 18, 1996, resulting in net proceeds to the Company of approximately $29.7 million. In connection with the offering, all outstanding Redeemable Convertible Preferred Stock and related outstanding warrants were converted into 15,408,000 shares of common stock (see Note 6). On December 12, 1996, the Company completed a secondary public offering of 2,540,000 shares of common stock, resulting in net proceeds to the Company of approximately $50 million.

   Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan and Cymer Singapore, and its majority-owned subsidiaries, Cymer Korea and Cymer SEA. Cymer, Inc. owns 70% of Cymer Korea and 75% of Cymer SEA. The Company sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA and Cymer Singapore are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

   Investments - The Company's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is the Company's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, the Company's investments are classified as available-for-sale and are carried at fair value. Net unrealized holding gains were $49,000 at December 31, 1997 and are included in stockholders' equity. Such amounts were not material in 1996. See Note 3.

   Inventories - Inventories are carried at the lower of cost (first-in, first-out) or market. Cost includes material, labor and manufacturing overhead costs.

   Property - Property is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized, using the straight-line method, over the shorter of the life of the improvement or the remaining lease term. Lasers built for internal use are capitalized and depreciated using the straight-line method over three years.

   Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. In 1996, the Company recorded expenses related to impairment losses totaling $223,000. No such losses occurred in 1997.

   Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and Cash Equivalents - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value because of the short maturity of those instruments.

   Investments - Investments consist primarily of government and corporate fixed income securities, certificates of deposit and commercial paper (see "Investments" and Note 3). Such assets are carried at fair value which is based on quoted market prices for such securities.

   Foreign Exchange Contracts - The fair value of foreign exchange contracts is determined using the quoted exchange rate (see "Foreign Exchange Contracts").

   Convertible Subordinated Notes - Convertible Subordinated Notes are recorded at face value of $172.5 million (see Note 5). The fair value of such debt, based on quoted market prices at December 31, 1997 was $139.0 million.

   Revenue Recognition - Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Product sales include sales of lasers, replacement parts, and product service contracts. Other revenue primarily represents revenue earned from funded development activities and license fees. Such revenue is recognized on a basis consistent with the performance requirement of the agreements. Payments received in advance of performance are recorded as deferred revenue. Long-term contracts are accounted for on the percentage-of-completion method based upon the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete.

   Research and development revenues totaled $3,244,000, $2,485,000 and $2,456,000 for the years ended December 31, 1995, 1996 and 1997 respectively.

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

   Stock-Based Compensation - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7.

   Foreign Currency Translation - Gains and losses resulting from foreign currency translation are accumulated as a separated componenet of consolidated stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

   Foreign Exchange Contracts - The Company enters into foreign currency exchange contracts in order to reduce the impact of currency fluctuations related to purchases of the Company's inventories by Cymer Japan for resale under firm third-party sales commitments. Net gains or losses are recorded on the date the inventories are received by Cymer Japan (the transaction date) and are included in cost of product sales in the consolidated statements of operations as the related sale is consummated. Amounts due from/to the bank on contracts not settled as of the transaction date are recorded as foreign exchange contracts receivable/payable in the consolidated balance sheets.

   The Company recognized net gains from the above foreign currency exchange contracts of $496,000, $1,920,000 and $5,758,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The face amount of the underlying contracts was $4,048,000, $16,123,000 and $88,339,000 at
   December 31, 1995, 1996 and 1997, respectively. The Company also had outstanding forward foreign exchange contracts at December 31, 1997 to buy $81.3 million for 9.6 billion yen under foreign currency exchange facilities with banks in Japan and the United States (see Note 4). The total unrecorded deferred gain and premium on these contracts as of December 31, 1997, was $4,125,000. Such contracts expire on various dates through November 1998.

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

   Major Customers and Related Parties - Revenues from major customers are detailed as follows:

                                             Year ended December 31,
                                           1995         1996        1997
    Customer                                        (in thousands)
    A                                     $5,035      $20,123     $80,156
    B                                      3,557       19,134      51,480
    C                                      3,395       12,586      49,441
    D                                                   6,555      11,697

   Receivables from these customers totaled $16,183,000 and $51,467,000 at December 31, 1996 and 1997, respectively.

   Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 50%, 61% and 65% of revenues for the years ended December 31, 1995, 1996 and 1997, respectively. Revenues from a customer in the Netherlands accounted for 18%, 19% and 24% of revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

   Revenues from stockholders totaled $9,085,000, $52,114,000 and $131,636,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

   Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
   Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997 and the 1996 financial statements have been restated to reflect the change. Reconciliation of the basic and diluted EPS is as follows:

                                                    Year ended December 31,
                                                    1996               1997
                                                     (in thousands, except
                                                       per share amounts)

   Net income                                     $6,510            $26,058
   Basic earnings per share                        $0.33              $0.92
   Basic weighted average common shares
    outstanding                                   19,868             28,212

   Effect of dilutive securities:
    Warrants                                         560                121
    Options                                        1,992              1,934
   Diluted weighted average common and
    commmon equivalent shares outstanding         22,420             30,267
   Diluted earnings per share                      $0.29              $0.86

   Weighted average options to purchase 9,764 and 412,000 shares of common stock, which expire at various dates through October 1, 2007 were outstanding for the period ended December 31, 1996 and 1997, respectively, and were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares. In addition, for the period ended December 31, 1997, Convertible Subordinated Notes and related interest expense of $4,249,000 were not included in the diluted earnings per share computation as they were also anti-dilutive.

   Stock Split - On August 7, 1997, the Company declared a 2-for-1 stock split of its Common Stock effective August 21, 1997. The Company's par value of $.001 per share remained unchanged. All common share amounts and earnings per share for all periods presented have been adjusted to give effect to this stock split.

   Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

2. BALANCE SHEET DETAILS

                                                           December 31,
                                                       1996           1997
                                                          (in thousands)
   ACCOUNTS RECEIVABLE:
    Trade                                            $19,072        $56,856
    Other                                                466          3,030
                                                      19,538         59,886
    Less allowance for doubtful accounts                (705)          (746)
   Total                                             $18,833        $59,140

   INVENTORIES:
    Raw materials                                     $6,243        $24,365
    Work-in-progress                                   6,680         18,394
    Finished goods                                     2,755          4,743
   Total                                             $15,678        $47,502

   PROPERTY - at cost:
    Furniture and equipment                          $10,888        $30,202
    Capitalized lasers                                 3,474         10,163
    Leasehold improvements                             1,713         19,083
    Construction in process                            1,229          1,435
                                                      17,304         60,883
    Less accumulated depreciation and
     amortization                                     (5,597)       (12,852)
   Total                                             $11,707        $48,031

   ACCRUED AND OTHER LIABILITIES:
    Warranty and installation reserves               $ 4,950        $15,730
    Payroll and payroll related                          932          2,735
    Interest                                                          3,920
    Other                                              2,519          4,475
   Total                                             $ 8,401        $26,860

3. INVESTMENTS

   Investments consist of the following:

                                                          December 31,
                                                       1996          1997
                                                         (in thousands)
   Short-term:
    Municipal Bonds                                   $3,706        $32,923
    Corporate Bonds                                                  14,151
    Certificates of Deposit                                          14,113
    Commercial Paper                                     591          8,900
    Auction Market Preferred                                          5,000
    U.S. Government Agencies                             300          3,000
    Weekly Municipal Floater                           4,602            500
    Other                                              1,250          1,800

   Total                                             $10,449        $80,387

   Long-term:
    Municipal Bonds                                  $ 1,061        $29,670
    Corporate Bonds                                                  12,997
    Medium-Term Notes                                    300

   Total                                              $1,361        $42,667

   Investments are recorded at fair value. Short-term investments mature within one year and long-term investments mature in one year to 23 months. See also "Investments" in Note 1.

4. CREDIT FACILITIES

   Revolving Loan Facility - The Company had a revolving loan facility
   ("Loan Facility") providing for borrowings of up to $1,000,000 and guaranteed by a preferred stockholder of the Company (see Note 10). Interest was payable quarterly, and the balance was due on the earlier of March 31, 1997 or the completion of the Company's initial public offering. The $1,000,000 balance owed plus accrued interest due against the Loan Facility was paid upon completion of the Company's initial public offering in September 1996.

   Loan and Security Agreement - In 1996, the Company had a Loan and Security Agreement (the "Agreement") that provided for three revolving loan facilities and a loan with a bank to provide for combinned borrowings of up to a maximum of $11,000,000 with interest on outstanding borrowings ranging from prime to prime plus 0.25% (8.25% and 8.50%, respectively, at December 31, 1996). Borrowings under the Agreement were secured by substantially all of the Company's assets. There was $1,750,000 outstanding under the Agreement at December 31, 1996.

   The Agreement required the Company to maintain compliance with certain financial statement and other covenants including, among other items, limitation on additional debt, total liabilities to tangible net worth and minimum tangible net worth. As of December 31, 1996, the Company was in compliance with all such covenants. In 1997, the outstanding balance was paid off and the Agreement was terminated.

   Revolving Loan Agreement - The Company has a Loan Agreement (the "Agreement") which provides two revolving loan facilities with a bank to provide for combined borrowings of up to a maximum of $5.0 million with interest on outstanding borrowings at prime less 0.50% or LIBOR plus 2.25%. The Agreement provides for the following: (i) an unsecured $2.0 million revolving bank line of credit and (ii) an unsecured $3.0 million Optional Currency revolving line of credit. There were no borrowings outstanding under this Agreement at December 31, 1997.

   The Agreement requires the Company to maintain compliance with certain financial statement and other covenants including, among other items, tangible net worth and cash flow ratio requirements. As of December 31, 1997, the Company was in compliance with all such covenants.

   Advances Against Commercial Drafts - Advances against commercial drafts represent funds advanced by two banks in Japan, without recourse, in connection with the discounting of certain commercial drafts received from customers as payment for the purchase of merchandise. The advances against commercial drafts are for a maximum of 2.1 billion yen (approximately $18.1 million) as of December 31, 1996 and 10.7 billion yen (approximately $81.9 million) as of December 31, 1997, are discounted at the bill discount rate plus 0.25% to 0.5% (1.875% at December 31, 1996 and 2.125% at December 31, 1997) and generally mature within 120 days.
   The Company had deposited $459,000 with a bank under lien to the bank as security under the agreement in 1996. No such deposit was required in 1997.

   Foreign Exchange Facilities - The Company has foreign exchange facilities with banks in Japan and a bank in the United States. The first facility with a bank in Japan provides up to $43.2 million in 1996 and 14.3 billion yen in 1997 to be utilized for forward contracts for periods of up to one year.
   As of December 31, 1996 and 1997, respectively, $18.7 million and 4.2 billion yen ($36.4 million) was being utilized under the foreign exchange facility (see "Foreign Exchange Contracts" in Note 1).

   The second foreign exchange facility with another bank in Japan provides up to $32.4 million in 1996 and $50.0 million in 1997 to be utilized for forward contracts for periods of up to nine months. As of December 31, 1996, $24.5 million was being utilized under this facility. There were no foreign exchange contracts outstanding under this agreement at December 31, 1997.

   The foreign exchange facility with the United States bank provides up to $3.5 million in 1996 and $100.0 million in 1997 to be utilized for spot and future foreign exchange contracts for periods of up to one year. There were no foreign exchange contracts outstanding under this agreement at December 31, 1996. As of December 31, 1997, $44.9 million was being utilized under the foreign exchange facility. This facility is part of the Revolving Loan Agreement discussed above and is subject to the same covenants.

5. CONVERTIBLE SUBORDINATED NOTES

   In the third quarter of 1997, the Company issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes (the "Notes") due August 6, 2004 with interest payable semi-annually February 6 and August 6, commmencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at
   7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The
   Notes are convertible at the option of the holder into shares of Common Stock of the Company at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. The Company cannot redeem the Notes prior to August 9, 2000. Thereafter, the Company can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by the Company.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   Upon the Company's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately 15.4 million shares) and Redeemable Convertible Preferred Stock warrants (to purchase 566,000 shares of such stock) were automatically converted into the Company's common stock or warrants to purchase common stock. The conversion of the preferred stock and warrants to common was on a 1 for 1 basis, except for the Series E preferred stock and warrants, which were converted on an approximate 1.5 to 1 basis. Upon conversion of the preferred stock and warrants, all preferred stock dividends and other rights previously assigned ceased. In addition, upon the September 1996 conversion discussed above, the cumulative accretion of the Redeemable Convertible Preferred Stock of $7,901,000 was recorded as a reduction of the acumulated deficit.

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

   Common Stock Warrants - At December 31, 1997, the Company had warrants outstanding to purchase 130,000 shares of its common stock at a weighted average purchase price of $1.69 per share. The warrants expire in 2000 and 2001.

   Stock Option and Purchase Plans - The Company has three plans as follows:

                                                       Common Shares
                                                       Designated for
                                                          Issuance

       (i)   1987 Stock Plan                             3,000,000
       (ii)  1996 Stock Option Plan                      3,000,000
       (iii) 1996 Employee Stock Purchase Plan             500,000

             Total                                       6,500,000


   (i) 1987 Stock Option Plan (the "1987 Plan") - The 1987 Plan provides that incentive and nonstatutory options to purchase shares of common stock may be granted to employees and consultants at prices that are not less than 100% (85% for nonstatutory options) of the fair market value of the Company's common stock on the date the options are granted. The 1987 Plan also provides for various restrictions regarding option terms, prices, transferability and other matters. Options issued under the 1987 Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant.

  (ii) 1996 Stock Option Plan (the "1996 Stock Plan") - The 1996 Stock Plan provides for the grant of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option.
The exercise price of incentive stock options granted under the 1996 Stock
Plan must be at least equal to the fair market value of the Company's common stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of the Company's common stock on the date of grant. Options issued under the 1996
Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant.

  (iii) 1996 Employee Stock Purchase Plan (the "Purchase Plan") - The Purchase Plan is intended to qualify under Section 423 of the Code. Under the Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 10% of his or her base compensation (excluding bonuses, overtime and sales commissions), at a price per share equal to 85% of the lower of (i) the fair market value of the Company's common stock as of the first day of each offering period under the Purchase Plan or (ii) the fair market value of the common stock at the end of the offering period.

In 1996 the Company had adopted a 1996 Director Option Plan (the "Director Option Plan") whereby 200,000 shares were reserved for the Board of Director option grants. There was 80,000 options issued under the Plan in 1997. The plan was dissolved in October 1997 by the Board of Directors.

Stock option transactions are summarized as follows (in thousands, except per share data):

                                                             Weighted Average
                                            Number of         Exercise Price
                                             Shares             Per Share
   Outstanding, January 1, 1995                 848              $  0.38
    Granted                                   1,958              $  0.31
    Exercised                                  (118)             $  0.35
    Terminated                                 (766)             $  0.34

   Outstanding, December 31, 1995             1,922              $  0.33
    Granted                                   1,444              $  7.16
    Exercised                                  (254)             $  0.37
    Terminated                                  (78)             $  1.16

   Outstanding, December 31, 1996             3,034              $  3.48
    Granted                                   1,838              $ 27.20
    Exercised                                  (608)             $  0.78
    Terminated                                 (217)             $  8.93

   Outstanding, December 31, 1997             4,047              $ 14.39

   Exercisable, December 31, 1995               400              $  0.27
   Exercisable, December 31, 1996               586              $  0.31
   Exercisable, December 31, 1997               846              $  3.73

The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plan, as the options are granted at the fair market value of the Company's common stock. Had compensation cost been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income for the year ended December 31, 1995 would have been reduced by approximately $19,000; the Company's net income for the year ended December 31, 1996 would have been reduced by approximately $218,000 ($0.01 per share, basic and diluted), and the Company's net income for the year ended December 31, 1997 would have been reduced by approximately $7.6 million ($0.27 and $0.25 per share, basic and diluted, respectively).
Using the Black-Scholes option-pricing model, the estimated weighted average fair value of the options granted during 1995 was $0.07 per option on the date of grant with the following weighted average assumptions: no dividend yield or volatility rate, risk free interest rates of 5.57% to 7.54%, assumed forfeiture rate of 3% and an expected life of five years. The estimated weighted average fair value of the options granted during 1996 was $1.75 per option on the date of grant with the following weighted average assumptions:
no dividend yield, volatility rate of 107%, risk free interest rates of 5.33% to 6.68%, assumed forfeiture rate of 3% and an expected life of five years. The estimated weighted average fair value of the options granted during 1997 was $17.36 per option on the date of grant with the following weighted average assumptions: no dividend yield, volatility rate of 88%, risk free interest rates of 5.37% to 6.83%, assumed forfeiture rate of 5% and an expected life of five years.

The following table summarizes information as of December 31, 1997 concerning currently outstanding and exercisable options:

                                    Options Outstanding
                          Weighted Ave.    Weighted                 Weighted
 Range of       Number      Remaining       Average     Number       Average
 Exercises       Out-      Contractual     Exercise   Exercisable   Exercise
  Prices       standing       Life           Price                    Price

$ 0.25-$ 4.75    1,896        2.85          $ 1.85        734         $ 1.55
$11.38-$17.31      287        6.45          $15.03         33         $11.38
$20.50-$24.25      801        4.68          $21.15         79         $20.59
       $27.38      375        5.36          $27.38
       $33.75      688        4.56          $33.75

                 4,047                                    846

Common Shares Reserved - As of December 31, 1997, the Company had reserved the following number of shares of common stock for issuance (in thousands):

       Issuance under stock option and purchase plans              933
       Exercise of common stock purchase warrants                  130

          Total                                                  1,063

8. INCOME TAXES

   Income taxes in the statement of operations for the year ended December 31, 1995 primarily represent taxes paid in Japan for research and development revenues generated from agreements with Japanese companies, see Note 10.

   The components of the provision for income taxes are summarized as follows:

                                                   Year ended December 31,
                                                     1996          1997
                                                       (in thousands)

   Current income taxes
    Federal                                         $1,605        $16,174
    State                                                           1,127
    Foreign                                          1,004          2,700

   Total                                             2,609         20,001

   Deferred income taxes:
    Federal                                           (131)        (5,103)
    State                                              (12)          (360)
    Foreign                                           (352)          (611)

   Total                                              (495)        (6,074)

   Reduction in valuation allowance                   (923)        (5,288)
   Provision for income taxes                       $1,191         $8,639

   The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before provision for income taxes. The items causing this difference for the period are as follows:

                                                    Year ended December 31,
                                                      1996           1997

   Provision at statutory rate                       34.0%          35.0%
   Foreign provision in excess of Federal
    statutory rate                                    7.3            4.8
   State income taxes, net of Federal benefit        (1.6)           1.4
   Foreign sales corporation taxes, net of
    Federal benefit                                  (4.4)          (1.3)
   Federal tax credits                               (2.5)          (1.7)
   Japanese imported product credits                                (1.8)
   Miscellaneous/other items                          3.2            2.8
   Reduction in valuation allowance                 (20.5)         (14.2)

   Provision at effective rate                       15.5%          25.0%

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                          December 31,
                                                      1996           1997
                                                         (in thousands)

   Reserves and accruals not currently deductible    $3,290        $11,780
   Differences between book and tax basis of
    inventory and fixed assets                          594            355
   Accrued Japanese enterprise tax                      246            739
   State taxes                                          (65)          (563)
   Tax credit carryforwards                           2,126
   Capitalized research and development costs           243
   Other                                                286            379

   Net deferred tax assets before valuation
    allowance                                         6,720         12,690
   Valuation allowance                               (5,288)

   Total                                             $1,432        $12,690

   The Company recorded a valuation alloance equal to the total net deferred tax asset balance at December 31, 1995. The Company reduced its valuation allowance in 1996 by $923,000. The Company eliminated its remaining valuation allowance in 1997 due to management's belief that current year activity made realization of such benefit more likely than not.

9. COMMITMENTS AND CONTINGENCIES

   Leases - The Company leases its primary facilities under non-cancelable operating leases. The lease terms are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the term. The Company also leases certain other facilities and equipment under capital and short-term operating lease agreements. The capital leases expire on various dates through 2002.

   Under the terms of an operating lease for an office building entered into in December 1996, the Company has deposited approximately $2,224,000 in an escrow account in lieu of a security deposit for the premises. The majority of this amount is included with prepaid expenses and other assets on the consolidated balance sheet.

   Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $736,000, $1,052,000, $2,863,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

   The net book value of assets under capital leases at December 31, 1996 and 1997 was approximately $528,000 and $2,101,000, net of accumulated amortization of approximately $145,000 and $523,000, respectively.

   Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

   Year Ending December 31,                           Operating        Capital

   1998                                                 $2,852           $727
   1999                                                  2,901            716
   2000                                                  2,918            663
   2001                                                  2,936            429
   2002                                                  2,885             32
   Thereafter                                           20,757

   Total                                               $35,249          2,567

   Less amount representing interest                                      563
   Present value of minimum lease payments                              2,004
   Less current portion                                                   570
   Long term obligations under capital leases                          $1,434

   Patent License Agreement - The Company has a patent license agreement for a non-exclusive worldwide license to certain patented laser technology. Under the terms of the agreement, the Company is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained. Royalty fees totaled $64,000, $226,000 and $49,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

   Employee Savings Plan - The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits. The Plan is available to substantially all full-time United States employees. Effective January 1, 1997, the Company matched 100% of each eligible employee's contributions, up to $500 per year. The Company contributed $187,000 to the plan for the year ended December 31, 1997. There were no matching contributions for 1996.

   Retirement Plan - During the year ended December 31, 1996, Cymer Japan adopted a retirement benefit plan for all Cymer Japan employees and Japanese directors. The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law. Expense under the plan totaled $37,000 and $172,000 for the years ended December 31, 1996 and 1997, respectively.

   Contingency - On November 1, 1996, the Company entered into a settlement agreement for the dismissal of a patent infringement complaint filed against the Company in September, 1996. Under the terms of the settlement, the plaintiffs agreed to (i) release the Company from any claims they may have with respect to the disputed patent and (ii) dismiss the patent infringement action with prejudice. In return, the Company agreed to make annual payments to the plaintiffs over a 13-year period. Such annual payments and the related expense are not material to the Company's financial position, results of operations or cash flows.

   In addition, the Company's Japanese manufacturing partner has been notified that its manufacture of the Company's laser systems in Japan may infringe a Japanese patent held by another Japanese company. The Company has indemnified its Japanese manufacturing partner against patent infringement claims under certain circumstances. The Company believes, based upon the advise of counsel, that the Company's products do not infringe any valid claim of the asserted patent.

10.RELATED PARTY TRANSACTIONS

   Collaborative Arrangement - The Company has a collaborative arrangement with a Japanese company that is also a stockholder of the Company. The arrangement, entered into in August, 1992, includes a (i) stock purchase agreement, (ii) research and development agreement (iii) product license agreement, and (iv) contract manufacturing agreement. The general provisions of these agreements are as follows:

    Stock Purchase Agreement - The stockholder purchased 470,590 shares of the Company's Series D Redeemable Convertible Preferred Stock at $4.25 per share with net proceeds to the Company of $1,909,000. Such stock was converted to common stock in 1996 (see Note 6).

    Research and Development Agreement - The stockholder agreed to reimburse the Company 50% of the Company's total research and development expenses under annual sub-agreements, as defined, to a maximum of $500,000 per year. Reimbursements of $250,000 were received under the agreement for the year ended December 31, 1995. The agreement expired in June 1995.

    Product License Agreement - The Company granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of the Company's products and subsequent enhancements thereto. The Company also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties. In exchange for these rights, the Company received up-front license fees and is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. The license agreement also provides that product sales between the Company and the stockholder will be at a 15% discount from the respective companies' list price. The agreement terminates in August 2012. There was no activity under this agreement in 1995, 1996 and 1997.

    Contract Manufacturing Agreement - The stockholder has agreed to manufacture for the Company another of its products. The Company will be required to purchase a specified percentage of its total annual product, as defined. The agreement expires in August 2001, and will automatically renew for two-year terms unless one year's notice is given by either party. The Company made $477,000 and $14.1 million in purchases under this agreement in 1996 and 1997, respectively. No purchases were made in 1995.

   Design and Development Agreements - During 1995, the Company entered into design and development agreements with certain of its major customers who are also stockholders. Such agreements generally provide, among other things, discounts to these customers on future sales of the related lasers. Revenues from such agreements are not a material component of 1995, 1996 or 1997 revenues.

   Service Agreement - The Company has a service agreement with another Japanese company who is also a stockholder of the Company. The general provisions of the service agreement are as follows:

    Sales and Marketing - The Japanese company is to assist the Company in establishing sales, marketing, manufacturing, and maintenance capabilities in exchange for consideration equal to a percentage of net sales of certain products in Japan. The agreement initially expired in March 1996 and automatically extends until the total consideration paid under the agreement aggregates $2,000,000. Under certain conditions, if the agreement is terminated, the Company may be required to pay liquidated damages equal to $2,000,000 less the aggregate of previous consideration plus other eligible consideration paid to the Japanese company as defined in the agreement. Consideration expensed under the agreement for the years ended December 31, 1995, 1996 and 1997 totaled $211,000, $1,284,000 and $150,000, respectively. The aggregate $2,000,000 consideration was met in January, 1997.

    Business Strategy - In addition, the Japanese company has agreed to assist the Company in establishing a business strategy for the Japanese market, evaluating third party contractors, preparing and negotiating the terms and conditions of a license proposal with third party contractors, and finding new investors. In exchange for such assistance, the Company agreed to pay the Japanese company a percentage of any (i) up-front license fees,
    (ii) royalties received on certain sales, and (iii) funding received from new investors. No payments were made under the agreement in 1995, 1996 and 1997.

    Royalties - The Company has also agreed to pay the Japanese company additional royalties on net sales of certain products manufactured by the third party contractor as well as a fee for each laser chamber refurbished by the third party contractor. Such royalties are applicable only for the period subsequent to the expiration of the original agreement. Consideration expensed under the agreement for the year ended December 31, 1997 was $252,000. There was no consideration under the agreement in 1995 and 1996.

11.GEOGRAPHIC INFORMATION

   Presented below is information regarding sales, income from operations, and identifiable assets, classified by operations located in the United States, Japan, and Korea, Taiwan and Singapore. The Company sells its excimer lasers in Japan through Cymer Japan. Intercompany sales to Cymer Japan, Cymer Korea, Cymer SEA and Cymer Singapore are primarily at 85% of the price of products sold to outside customers. All significant intercompany balances are eliminated in consolidation. The majority of consolidated costs and expenses are incurred in the United States and are reflected in the operating income (loss) from the United States Operations.

                                                 Year Ended December 31,
                                                1995       1996       1997
   Sales:
    United States                             $11,303    $26,918    $75,432
    Japan                                       7,517     38,077    128,075
    Korea, Taiwan and Singapore                                         140

     Total                                    $18,820    $64,995   $203,647

   Operating Income:
    United States                             $(3,425)  $(13,974)  $(30,186)
    Japan                                       3,771     21,858     65,786
    Kora, Taiwan and Singapore                                       (1,156)

      Total                                      $346     $7,884    $34,444

                                                       Decemeber 31,
                                                 1995       1996      1997

   Identifiable assets:
    United States                             $10,876   $105,902    $308,780
    Japan                                       4,743     23,565      72,427
    Korea, Taiwan and Singapore                                        3,673

      Total                                   $15,619   $129,467    $384,880

12.SUBSEQUENT EVENTS

   Repurchase - On January 28, 1998, the Company's Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's common stock. The purchases will be made from time to time on the open market or in privately negotiated transactions.

   Option Repricing - On January 28, 1998, the Company's Board of Directors authorized an incentive stock option repricing effective March 2, 1998 at a new option price of $22.56 per share. The repricing took effect on 839,020 options with original prices ranging from $21.03 to $33.75 per share granted from December 1996 through October 1997. The four year vesting period of the repriced options also began on March 2, 1998 and the term of such options was set at ten years.

   Stockholder Rights Plan - On February 13, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. Under the terms of the plan, rights will be distributed as a dividend at a rate of one preferred share purchase right on each outstanding share of the Company's commmon stock held by shareholders of record as of close of business on March 2, 1998. The dividend distribution will be made on or about April 20, 1998 with rights expiring on February 13, 2008. The rights are designated to assure that all Company stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a control premium.