Form 10-Q
period 1998-03-31
CYMER INC
filed 1998-05-12
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on April 27, 1998 was 28,850,174.


                           CYMER, INC.

                            FORM 10-Q

              For the Quarter Ended March 31, 1998

                              INDEX


                                                                 Page

PART I.     FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as                        3
            of December 31,
            1997 and March 31, 1998

            Consolidated Statements of                            4
            Income for the
            three months ended March 31,
            1997 and 1998

            Consolidated Statements of Cash                       5
            Flows for the
            three months ended March 31,
            1997 and 1998

            Notes to Consolidated Financial                       7
            Statements

ITEM 2.     Management's Discussion and                          10
            Analysis of Financial
            Condition and Results of
            Operations

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                     24

ITEM 2.     Changes in Securities                                 24

ITEM 3.     Defaults upon Senior Securities                       24

ITEM 4.     Submission of Matters to a Vote                       24
            of Security Holders

ITEM 5.     Other Information                                     24

ITEM 6.     Exhibits and Reports on Form 8-K                      24

SIGNATURE PAGE                                                    25



                 PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

                                               December 31,         March 31,
ASSETS                                             1997               1998

CURRENT ASSETS:
   Cash and cash equivalents                     $51,903             $68,705
   Short-term investments                         80,387              29,351
   Accounts receivable - net                      59,140              50,917
   Foreign exchange contracts receivable          31,267              22,388
   Inventories                                    47,502              56,098
   Deferred income taxes                          12,690              12,673
   Prepaid expenses and other                      2,847               2,948
          Total current assets                   285,736             243,080

PROPERTY - net                                    48,031              50,463
LONG-TERM INVESTMENTS                             42,667              68,866
OTHER ASSETS                                       8,446               8,370
TOTAL ASSETS                                    $384,880            $370,779

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $22,615             $18,055
   Accrued and other liabilities                  26,860              23,893
   Foreign exchange contracts payable             27,278              19,421
   Income taxes payable                            6,444               5,802
          Total current liabilities               83,197              67,171

CONVERTIBLE SUBORDINATED NOTES                   172,500             172,500
OTHER LIABILITIES                                  3,566               3,555
MINORITY INTEREST                                  1,077               1,017
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000
    shares; $.001 par value,
    no shares issued or outstanding
   Common stock - authorized 50,000,000
    shares; $.001 par value,
    issued and outstanding 28,724,000 and             29                  29
    28,842,000 shares
   Paid-in capital                               109,367             109,688
   Retained earnings                              18,637              21,340
   Accumulated other comprehensive loss          (3,493)              (2,430)
   Treasury stock at cost (100,000 common
    shares)                                                           (2,091)
       Total stockholders' equity                124,540             126,536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $384,880            $370,779

See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

                                                  For the three months ended
                                                          March 31,
                                                    1997              1998
REVENUES:
   Product sales                                  $36,446            $49,628
   Other                                              525                 51
     Total revenues                                36,971             49,679

COSTS AND EXPENSES:
   Cost of product sales                           21,697             30,630
   Research and development                         4,248              7,817
   Sales and marketing                              2,259              3,900
   General and administrative                       1,797              2,478
     Total costs and expenses                      30,001             44,825

OPERATING INCOME                                    6,970              4,854

OTHER INCOME (EXPENSE):
   Foreign currency exchange loss - net              (555)              (232)
   Interest and other income                          697              2,008
   Interest and other expense                        (117)            (2,781)
     Total other income (expense) - net                25             (1,005)

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                            6,995              3,849

PROVISION FOR INCOME TAXES                         (2,587)            (1,158)
MINORITY INTEREST                                                         12

NET INCOME                                         $4,408             $2,703

EARNINGS  PER SHARE:
  Basic:
   Earnings per share                               $0.16              $0.09
   Weighted average common shares
    outstanding                                    27,674             28,775
  Diluted:
   Earnings per share                               $0.14              $0.09
   Weighted average common and common
     equivalent shares outstanding                 30,426             30,496

See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                   For the three months ended
                                                            March 31
                                                       1997           1998
OPERATING ACTIVITIES:
   Net income                                         $4,408         $2,703
   Adjustments to reconcile net income to net
    cash used for operating activities:
     Depreciation and amortization                     1,163          3,413
     Minority interest                                                  (12)
   Change in assets and liabilities:
     Accounts receivable                             (11,537)         7,997
     Foreign exchange contracts receivable            (6,762)         8,616
     Inventories                                     (10,491)        (8,564)
     Prepaid expenses and other assets                  (658)          (457)
     Accounts payable                                  7,666         (3,319)
     Accrued and other liabilities                     7,147         (3,920)
     Foreign exchange contracts payable                6,085         (7,633)
     Income taxes payable                                463           (561)
     Other                                               465

       Net cash used for operating activities         (2,051)        (1,737)

INVESTING ACTIVITIES:
   Acquisition of property                            (6,430)        (5,719)
   Purchases (costs) of investments                  (20,375)       (26,199)
   Proceeds from sold or matured investments           5,950         51,102

     Net cash provided by (used for)
      investing activities                           (20,855)        19,184

FINANCING ACTIVITIES:
   Net payments under revolving loan and
    security agreements                                 (250)
   Debt issue costs                                                     197
   Proceeds (costs) from issuance of common
    stock                                                (93)           321
   Purchase of treasury stock                                        (2,091)
   Payments on capital lease obligations                 (94)          (158)

     Net cash used for financing activities             (437)        (1,731)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                       774          1,086

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (22,569)        16,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                              55,405         51,903

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $32,836        $68,705


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                         $143         $3,395
  Income taxes paid                                   $1,938         $1,814

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for
    furniture and equipment                             $619            $71

See notes to consolidated financial statements.


                           CYMER, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended March 31, 1998
                           (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc., (Cymer Japan), Cymer Singapore, Pte Ltd. (Cymer Singapore), and Cymer B.V. in the Netherlands (Cymer B.V.) and its majority-owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA) (collectively, the "Company"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

      Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Cymer Singapore and Cymer B.V., and its majority-owned subsidiaries, Cymer Korea and Cymer SEA. Cymer, Inc. owns 70% of Cymer Korea and 75% of Cymer SEA. The Company sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

      Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1997. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.   EARNINGS PER SHARE

     Earnings  Per  Share  -  In  February  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principals Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997. Reconciliation of the basic and diluted EPS is as follows:

                                         Three months ended March 31,
                                             1997        1998
                                           (In thousands, except
                                             per share amounts)

Net income                                  $4,408       $2,703

Basic earnings per share                     $0.16        $0.09
Basic weighted average common
 shares outstanding                         27,674       28,775

Effect of dilutive securities:
   Warrants                                    367          118
   Options                                   2,385        1,603
Diluted weighted average common
 and common equivalent shares
 outstanding                                30,426       30,496
Diluted earnings per share                   $0.14        $0.09

1.   BALANCE SHEET DETAILS

                                         December 31,      March 31,
                                             1997            1998
                                                (in thousands)
INVENTORIES:
   Raw Materials                           $24,365          $25,952
   Work-in-progress                         18,394           20,088
   Finished goods                            4,743           10,058
Total                                      $47,502          $56,098

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation
    reserves                               $15,730          $14,347
   Payroll and payroll related               2,735            3,288
   Interest                                  3,920            3,301
   Other                                     4,475            2,957
Total                                      $26,860          $23,893

1.   STOCKHOLDERS' EQUITY

      Stock Split - On August 7, 1997, the Company declared a 2-for-1 stock split of its common stock effective August 21, 1997. All share amounts and earnings per share for all periods presented have been adjusted to give effect to this stock split.

     Treasury Stock - On January 28, 1998, the Company's Board of
Directors  authorized  the  Company to  repurchase  up  to  $50.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 1998, the Company had repurchased 100,000 shares at a cost of $2.1 million.

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

      Stockholder Rights Plan - On February 13, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. Under the terms of the plan, rights were distributed as a dividend at a rate of one preferred share purchase right on each outstanding share of the Company's common stock held by stockholders of record as of close of business on March 2, 1998. The dividend distribution was made on or about April 20, 1998 with rights expiring on February 13, 2008. The rights are designed to assure that all Company stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a control premium.


5.   REPORTING COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires reporting and displaying comprehensive income and its components, which, for the Company, include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity. The adoption of SFAS No. 130 had no impact on the Company's results of operations or financial position. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Comprehensive income consisted of the following (in thousands):

                                             Three months ended
                                                  March 31,
                                              1997         1998

Net income                                  $4,408       $2,703
Other comprehensive income (loss),
  net of tax:
    Foreign  currency  translation
     adjustments                              (154)         698
    Total unrealized holding  gains
     (losses) on available for sale
     investments                               (25)          46
Other comprehensive income (loss),
  net of tax:                                 (179)         744
Comprehensive income                        $4,229       $3,447

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


   Item 2.  Management's Discussion and Analysis of Financial
                            Condition
                    and Results of Operations

      AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (THE "COMPANY" OR "CYMER" ) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10Q, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 14 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

  The following table sets forth certain items in the Company's statements of income as a percentage of total revenues for the periods indicated:

                                             Three months ended
                                                  March 31,
                                             1997          1998

Revenues:
   Product sales                            98.6%         99.9%
   Other                                     1.4            .1
     Total revenues                        100.0%        100.0%

Cost and expenses:
   Cost of product                          58.7          61.7
   Research and development                 11.5          15.7
   Sales and marketing                       6.1           7.8
   General and administrative                4.9           5.0
      Total costs and expenses              81.2          90.2

Operating income                            18.8           9.8
Other income (expense) - net                 0.1          (2.0)

Income before provision
 for income taxes and
 minority interest                          18.9           7.8

Provision for income taxes                  (7.0)         (2.3)
Minority interest                                          (.1)

Net income                                  11.9%          5.4%

Gross margin on product sales               40.5%         38.3%

Three Months Ended March 31, 1997 and 1998

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

     Product sales increased 36% from $36.4 million in the three months ended March 31, 1997 to $49.6 million in the three months ended March 31, 1998, primarily due to increased sales of DUV photolithography laser systems and spare parts. As a result of the increase in the Company's installed base of lasers, the Company believes that revenues from spares, replacement parts and services will be an increasingly larger component of product sales.* Funded development revenues decreased from $525,000 for the three months ended March 31, 1997 to $51,000 in the three months ended March 31, 1998, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH. The Company expects that funded development revenues will continue to decrease as a percentage of total revenues as the Company focuses on product sales.*

      The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 81%, 89% and 90% of the Company's sales in 1996, 1997 and the first three months of 1998, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 61%, 65% and 55% of revenues from 1996, 1997 and the first three months of 1998, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.*

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales rose 41% from $21.7 million for the three months ended March 31, 1997 to $30.6 million for the three months ended March 31, 1998 due to the increase in sales volume. The gross margin on these sales decreased from 40.5% for the three months ended March 31, 1997 to 38.3% for the same three month period in 1998. This reduction was primarily due to the additional costs of the Company's new manufacturing facility which was completed in late 1997 and the related reduced capacity utilization of the facility in the first three months of 1998, as well as an increase in field support overhead costs as the
Company continued to build its worldwide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. The Company recognized net gains on such contracts of $2.0 million and $2.3 million for the three months ended March 31, 1997 and 1998, respectively.

     Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 84% from $4.2 million in the three months ended March 31, 1997 to $7.8 million in the three months ended March 31, 1998, due primarily to the development and introduction of the Company's new ELS-5010 laser system, development efforts on the Company's next generation Orion laser system, product support efforts associated with the Company's 5000 series lasers, the hiring of additional technical personnel and the continued development of new laser products. As a percentage of total revenues, such expenses increased from 11.5% to 15.7% in the respective periods as the Company continues to invest in the development of new products and product enhancements.*

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 73% from $2.3 million for the three months ended March 31, 1997 to $3.9 million in the three months ended March 31, 1998 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field. As a percentage of total revenues, such expense increased from 6.1% to 7.8% in the respective periods due to the new product introduction of the ELS-5010 and the continuing infrastructure development in order to support system integrators as well as chip manufacturers.

     General  and  Administrative.   General  and  administrative
expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 38% from $1.8 million in the three months ended March 31, 1997 to $2.5 million for the three months ended March 31, 1998, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee headcount, and overall level of business activity increased. As a percentage of total revenues, such expenses remained relatively flat from period to period.

     Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other income decreased from $25,000 for the three months ended March 31, 1997 to $1.0 million of net other expense for the three months ended March 31, 1998, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in August 1997, and a foreign currency exchange loss for the first three months of 1998. Foreign currency exchange losses totaled $555,000, interest income totaled $697,000 and interest expense totaled $117,000 for the three months ended March 31, 1997, compared to an exchange loss of $232,000, interest income of $2.0 million and $2.8 million in interest expense for the three months ended March 31, 1998.

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

     Provision for Income Taxes. The tax provision of $2.6 million for the three months ended March 31, 1997 reflects a 37% annual effective tax rate. This 1997 annual rate was reduced in the three month period ended June 30, 1997 to an annual effective tax rate of 25% due to a partial reduction of a deferred tax asset valuation allowance carried over from 1996. Had this rate been applied during the three months ended March 31, 1997, the tax provision would have been reduced to $1.7 million. The provision for income taxes for the three months ended March 31, 1998 of $1.2 million reflects an annual effective tax rate of 30% as the Company had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998.

     To date, inflation has not had a significant effect on the Company or its results of operations.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financing, bank borrowings, its September 18, 1996 initial public offering, which resulted in net proceeds to the Company of approximately $29.7 million, the public offering on December 12, 1996, which resulted in net proceeds of approximately $50.0 million, and more recently, raised a net $167.3 million in a convertible subordinated note offering on August 6, 1997. As of March 31, 1998, the Company had approximately $68.7 million in cash and cash equivalents, $29.4 million in short-term investments, $68.9 million in long-term investments, $175.9 million in working capital and no bank debt.

     Net cash used for operating activities was approximately $2.1 million for the three months ended March 31, 1997 and $1.7 million for the three months ended March 31, 1998. The decrease in cash used in operations for the three months ended March 31, 1997 as compared to 1998 was primarily attributable to a decrease in accounts receivable offset by lower increases in inventory and a decrease in accounts payable during the period.

     Net  cash  used  for investing activities was  approximately
$20.9 million for the three months ended March 31, 1997 as compared to net cash provided by investing activities of $19.2 million for the three months ended March 31, 1998. The cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's public offerings in September and December, 1996 and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements to the manufacturing facility in order to accommodate the business expansion for the period. The net cash provided by investing activities during the first three months of 1998 primarily reflects continued property acquisitions to accommodate the business expansion and focus, offset by the timing of short and long term investments maturing and being reinvested during the period.

     Net cash used for financing activities was approximately $437,000 for the three months ended March 31, 1997, and $1.7 million for the three months ended March 31, 1998. During the three months ended March 31, 1997, the Company decreased it bank borrowings by $250,000. For the three months ended March 31, 1998, the Company received a net $321,000 through the issuance of common stock, offset by a treasury stock repurchase of $2.1 million.

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

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and became effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity. The Company adopted this standard as of March 31, 1998 and the December 31, 1997 financial statements have been restated to reflect the change.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Interim reporting of this standard is not required. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.*

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

      Unpredictability of Future Operating Results. The Company was founded in 1986 and shipped its first prototype laser system in 1988. Although the Company's revenues have increased over the last four years, and the Company has been profitable for each of the last eight quarters, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period. The
Company's history of annual and quarterly operating losses, its substantial expansion in manufacturing capacity, its limited experience in supplying products in volume and the difficulty of predicting the demand for its products, among other factors, make the prediction of future operating results difficult if not impossible.

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

      Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 90%, 94%, and 97% of the Company's total revenues in 1996, 1997, and the first three months of 1998, respectively. Sales to ASM
Lithography, Canon, Nikon and SVG Lithography accounted for approximately 34%, 27%, 28% and 8%, respectively, of total revenues for the first three months of 1998 and 24%, 25%, 39% and 6%, respectively, of total revenues in 1997. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future.* None of the Company's customers is obligated to purchase a minimum number of the Company's products. Loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

      Need to Manage a Changing Business. The Company recently has dramatically expanded the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996, to 809 at December 31, 1997 and to 828 at March 31, 1998. The Company installed new management information systems and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 the Company has occupied three additional buildings covering approximately 187,000 square feet. If demand for the Company's products continues to grow, the Company will be required to continue this expansion. The management of such growth, if such growth occurs, will require the Company to continue to improve and expand its management, operational and financial systems, including accounting and other internal management systems, its quality control, delivery and field service and customer support capabilities.* The Company will be required to attract, train and retain key technical personnel, including both hardware and software engineers, in order to support the Company's growth.* The Company will be required to manage effectively its expanding international operations, including the operations of its Japan, Korea, Taiwan, Singapore and Netherlands subsidiaries, its field service and support presence in Asia and Europe and its relationship with Seiko as a manufacturer of its photolithography lasers.* The Company must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. Any failure to manage the Company's growth, if such growth occurs, would materially adversely effect the Company's financial condition and results of operations.

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

      Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights.* Nevertheless, the success of the Company may depend in part on patents, and as of March 31, 1998, the Company owned 24 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to March 2016 and had applied for 37 additional patents in the United States, three of which have been allowed. As of March 31, 1998, the Company owned one foreign patent and had filed 95 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

      Risks of International Sales and Operations. Approximately 81%, 89% and 90% of the Company's revenues in 1996, 1997 and the three months ended March 31, 1998, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, particularly Asia, the Company anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, the Company maintains subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands, is expanding its field service and support operations worldwide, and will continue to work with Seiko as a manufacturer of its products in Japan.* There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Because many of the Company's principal customers, as well as many of the end-users of the Company's laser systems, are located in Asia, the recent economic problems and currency fluctuations affecting that region could intensify the Company's international risk. Further, while the Company has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

          None.

ITEM 3.   Defaults upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          None.

ITEM 6.    Exhibits And Reports On Form 8-K

          (a)  Exhibits

                 Financial Data Schedules (submitted for SEC use only)

          (b)  Reports on Forms 8-K.

            1. Current Report on Form 8-K filed on January 30, 1998, reporting the information set forth in the Company's press releases dated January 29, 1998, which announced the Company's results of operations and stock repurchase program.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CYMER, INC.
                                   (Registrant)


Date:  May 8, 1998                 By: ___/s/________________________
                                       William A. Angus, III
                                       Sr. Vice President and
                                       Chief Financial Officer