Form 10-K405/A
period 1997-12-31
CYMER INC
filed 1998-07-30
CIK 897067

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------
                                     FORM 10-K/A
                                   AMENDMENT NO. 1

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For the fiscal year ended December 31, 1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [No Fee Required]

                           Commission file number: 0-21321

                                     CYMER, INC.
                   (Name of Registrant as specified in its charter)


               NEVADA                                  33-0175463
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 16750 VIA DEL CAMPO COURT, SAN DIEGO, CA                 92127
 ----------------------------------------                ---------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number: (619) 451-7300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X    No


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant on July 24, 1998 was approximately $452,833,268 based upon the last sale price reported for such date on the Nasdaq National Market. On that date, 28,625,871 shares of Common Stock, $.001 par value, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders held on May 15, 1998 have been incorporated by reference into
Part III.

                                     CYMER, INC.

                                   1997 FORM 10-K/A

                                   AMENDMENT NO. 1

                                  TABLE OF CONTENTS

                                                                      PAGE

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....3

SIGNATURE.....................................................................7

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Cymer, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:


 DESCRIPTION                                                        PAGE NUMBER
------------------------------------------------------------------  -----------
 Independent Auditors' Report  . . . . . . . . . . . . . . . . . . .   F-1

 Consolidated Balance Sheets as of December 31, 1996 and 1997  . . .   F-2

 Consolidated Statements of Income for the Years Ended December  31,
 1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .   F-3

 Consolidated Statements of Stockholders' Equity (Deficit) for the
 Years Ended December 31, 1995, 1996 and 1997  . . . . . . . . . . .   F-4

 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . . . . .   F-5

 Notes to Consolidated Financial Statements  . . . . . . . . . . . .   F-7

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

     (c) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          3.1 Amended and Restated Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          3.2 Bylaws of Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          4.1 Preferred Shares Rights Agreement, dated as of February 13, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A, dated February 20,
                  1998).

          4.2 Registration Rights Agreement, dated as of August 6, 1997, by and among the Company, Morgan Stanley & Co. Incorporated and Montgomery Securities (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K, dated August 6,
                  1997).

          4.3 Indenture, dated as of August 6, 1997, by and among the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K, dated August 6, 1997).

          10.1 Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.2 Standard Industrial Lease -- Multi-Tenant, dated August 19, 1991, by and between Frankris Corporation and the Company (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.3 Master Lease Agreement, dated April 23, 1996, between Tokai Financial Services and the Company (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.4 Single-Tenant Industrial Lease, dated December 19, 1996, by and between AEW/LBA Acquisition Co. II, LLC and the Company (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10K filed for the year ended December 31, 1996).

          10.5 Patent License Agreement, dated October 13, 1989, by and between the Company and Patlex Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.6 Contract Manufacturing Agreement -- Lithography Laser, dated August 28, 1992, by and between the Company and Seiko Instruments Inc. (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.7 Product License and Manufacturing Agreement -- High Power Laser, dated August 28, 1992, by and between the Company and Seiko Instruments Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.8 Agreement, dated December 14, 1994, between the Company and EO Technics Co., Ltd. (incorporated herein by reference to
                  Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.9 Loan Agreement, dated August 15, 1991, by and between Mitsubishi International Corporation and the Company (incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

          10.10 Loan Agreement, dated as of December 8, 1997, by and among Silicon Valley Bank and Bank of Hawaii, as co-lenders, and the Company and Cymer Japan, Inc., as borrowers.

          10.11 Amendment to Loan Agreement, dated as of April 27, 1998, by and among Silicon Valley Bank and Bank of Hawaii, as co-lenders, and the Company and Cymer Japan, Inc., as borrowers.

          10.12 Corporate Guaranty, dated December 8, 1997, from the Company to Silicon Valley Bank and Bank of Hawaii, as co-lenders.

          10.13*  1996 Stock Option Plan (incorporated herein by reference to
                  Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (as amended) No. 333-08383).

          10.14* 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (as amended) No. 333-08383).

          10.15* 1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (as amended) No. 333-08383).

          10.16* Employment Agreement, dated November 26, 1997, by and between Robert P. Akins and the Company.

          10.17* Employment Agreement, dated November 26, 1997, by and between William A. Angus, III and the Company.

          10.18* Employment Agreement, dated November 26, 1997, by and between Pascal Didier and the Company.

          10.19*  Employment Agreement, dated November 26, 1997, by and between
                  G. Scott Scholler and the Company.

          21.1    Subsidiaries of Registrant.

          23.1    Independent Auditors' Consent.

          27.1    Financial Data Schedule for the year ended December 31, 1997.

_________________________

*  Management compensation plan or arrangement

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYMER, INC.


                                     By: /S/ WILLIAM A. ANGUS, III
                                         _______________________________
                                         William A. Angus, III
                                         Senior Vice President,
                                         Chief Financial Officer and Secretary

Date:   July 30, 1998