Form 10-Q
period 1998-06-30
CYMER INC
filed 1998-07-31
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on July 30, 1998 was 28,567,319.


                           CYMER, INC.

                            FORM 10-Q

               For the Quarter Ended June 30, 1998

                              INDEX


                                                                 Page

PART I.    FINANCIAL INFORMATION


ITEM 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of                      3
            December 31, 1997 and June 30, 1998

           Consolidated Statements of Income                      4
            for the three and six months ended June
            30, 1997 and 1998

           Consolidated Statements of Cash                        5
            Flows for the six months ended June 30, 1997
            and 1998

          Notes to Consolidated Financial                         7
            Statements

ITEM 2.   Management's Discussion and Analysis of                11
           Financial Condition and Results of
           Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                      26

ITEM 2.   Changes in Securities                                  26

ITEM 3.   Defaults upon Senior Securities                        26

ITEM 4.   Submission of Matters to a Vote of                     26
           Security Holders

ITEM 5.   Other Information                                      26

ITEM 6.   Exhibits and Reports on Form 8-K                       26

SIGNATURE PAGE                                                   27



                 PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                December 31,         June 30,
ASSETS                                             1997                1998
                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                     $51,903              $74,631
   Short-term investments                         80,387               20,336
   Accounts receivable - net                      59,140               55,631
   Foreign exchange contracts receivable          31,267               19,638
   Inventories                                    47,502               59,318
   Deferred income taxes                          12,690               12,638
   Prepaid expenses and other                      2,847                2,994
          Total current assets                   285,736              245,186

PROPERTY - net                                    48,031               51,568
LONG-TERM INVESTMENTS                             42,667               73,747
OTHER ASSETS                                       8,446                8,476
TOTAL ASSETS                                    $384,880             $378,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving loan                                                      $9,480
   Accounts payable                              $22,615               13,588
   Accrued and other liabilities                  26,860               29,369
   Foreign exchange contracts payable             27,278               17,389
   Income taxes payable                            6,444                6,176
          Total current liabilities               83,197               76,002

CONVERTIBLE SUBORDINATED NOTES                   172,500              172,500
OTHER LIABILITIES                                  3,566                3,501
MINORITY INTEREST                                  1,077                1,121
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000
    shares; $.001 par value, no shares
    issued or outstanding
   Common stock - authorized 50,000,000
    shares; $.001 par value, issued and
    outstanding 28,724,000 and
    28,659,00 shares                                  29                   29
   Paid-in capital                               109,367              110,493
   Retained earnings                              18,637               23,028
   Accumulated other comprehensive loss          (3,493)               (2,421)
   Treasury stock at cost (305,000 common
    shares)                                                            (5,276)
          Total stockholders' equity             124,540              125,853

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $384,880             $378,977

See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                     For the three          For the six
                                        months                months
                                     ended June 30         ended June 30
                                     1997      1998       1997       1998
REVENUES:
   Product sales                   $50,030   $52,946    $86,476    $102,574
   Other                               102        76        627         127
     Total revenues                 50,132    53,022     87,103     102,701

COSTS AND EXPENSES:
   Cost of product sales            31,003    34,154     52,700      64,784
   Research and development          6,344     8,292     10,592      16,109
   Sales and marketing               2,756     3,980      5,015       7,880
   General and administrative        2,059     2,605      3,856       5,083
     Total costs and expenses       42,162    49,031     72,163      93,856

OPERATING INCOME                     7,970     3,991     14,940       8,845

OTHER INCOME (EXPENSE):
   Foreign currency exchange
    gain (loss) - net                  470      (520)       (85)       (752)
  Interest and other income            507     1,847      1,204       3,855
  Interest and other expense          (158)   (2,802)      (275)     (5,583)

     Total other income
      (expense) - net                  819    (1,475)       844      (2,480)

INCOME BEFORE PROVISION FOR INCOME
 TAXES AND MINORITY INTEREST         8,789     2,516     15,784       6,365

PROVISION FOR INCOME TAXES          (1,359)     (724)    (3,946)     (1,882)
MINORITY INTEREST                               (103)                   (91)

NET INCOME                          $7,430    $1,689    $11,838      $4,392

EARNINGS PER SHARE:
Basic:
    Earnings per share               $0.26     $0.06      $0.42       $0.15
    Weighted average common
     shares outstanding             28,134    28,768     27,960      28,747
Diluted:
    Earnings per share               $0.24     $0.06      $0.39       $0.14
    Weighted average common and
     common equivalent shares
     outstanding                    30,694    30,291     30,558      30,366

See notes to consolidated financial statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                      For the six months
                                                        ended June 30
                                                       1997        1998

OPERATING ACTIVITIES:
   Net income                                        $11,838      $4,392
   Adjustments to reconcile net income
    to net cash used for operating activities:
   Depreciation and amortization                       2,777       7,148
   Minority interest                                                  91
   Deferred income taxes                              (3,162)
   Change in assets and liabilities:
    Accounts receivable                              (29,261)      1,968
    Foreign exchange contracts receivable            (15,991)     10,296
    Inventories                                      (20,812)    (12,078)
    Prepaid expenses and other assets                 (2,617)       (448)
    Accounts payable                                   8,638      (6,568)
    Accrued and other liabilities                     15,269         273
    Foreign exchange contracts payable                17,158      (8,711)
    Income taxes payable                               2,147      (2,200)
    Other                                                232

      Net cash used for operating activities         (13,784)     (5,837)

INVESTING ACTIVITIES:
   Acquisition of property                           (15,391)    (10,550)
   Purchases of investments                          (26,278)    (45,558)
   Proceeds from sold or matured investments          20,867      74,480

    Net cash provided by (used for)
     investing activities                            (20,802)     18,372

FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving
    loan and security agreements                        (500)     10,013
   Debt issue costs                                                  395
   Proceeds from issuance of common stock                272       1,126
   Purchase of treasury stock                                     (5,276)
   Payments on capital lease obligations                (159)       (299)

     Net cash provided by (used for)
      financing activities                              (387)      5,959

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                    (1,472)      4,234

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (36,445)     22,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                              55,405      51,903

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $18,960     $74,631


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                         $320      $3,305
  Income taxes paid                                   $2,963      $2,140

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for
    furniture and equipment                             $839         $71

See notes to consolidated financial statements.



                           CYMER, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three and Six Months Ended June 30, 1998
                           (Unaudited)

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

      Statement of Financial Accounting Standards No. 132 - In
February, 1998 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company adopted SFAS No. 132 for the year ended
December 31, 1998. Management has determined that this pronouncement does not materially effect the Company's current disclosures of its retirement plan.

      Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.   EARNINGS PER SHARE

     Earnings  Per  Share  -  In  February  1997,  the  FASB issued
SFAS No. 128,  "Earnings  Per  Share," effective  for  financial
statements issued  after  December  15, 1997.   SFAS  No. 128 requires
dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted"
EPS  under  Accounting Principles  Board  ("APB") Opinion No. 15.   Basic
EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.
The Company adopted the new method of reporting EPS for the year ended December 31, 1997. Reconciliation of the basic and diluted
EPS is as follows:

                              Three months ended         Six months ended
                                   June 30                    June 30
                                1997      1998             1997     1998
                               (In thousands, except per share amounts)
Net income                    $7,430     $1,689          $11,838   $4,392

Basic earnings per share       $0.26      $0.06            $0.42    $0.15
Basic weighted average
 common shares outstanding    28,134     28,768           27,960   28,747

Effect of dilutive securities:
 Warrants                        221        119              221      118
 Options                       2,339      1,404            2,377    1,501
Diluted weighted average
 common and common equivalent
 shares outstanding           30,694     30,291           30,558   30,366
Diluted earnings per share     $0.24      $0.06            $0.39    $0.14


3.   BALANCE SHEET DETAILS

                                        December 31,          June 30,
                                            1997                1998
                                                 (in thousands)
INVENTORIES:
  Raw Materials                           $24,365             $27,877
  Work-in-progress                         18,394              18,760
  Finished goods                            4,743              12,681
Total                                     $47,502             $59,318

ACCRUED AND OTHER LIABILITIES:
  Warranty and installation reserves      $15,730             $16,400
  Payroll and payroll related               2,735               2,431
  Interest                                  3,920               5,757
  Other                                     4,475               4,781
Total                                     $26,860             $29,369

4.   STOCKHOLDERS' EQUITY

      Stock Split - On August 7, 1997, the Company declared a 2-for-1 stock split of its common stock effective August 21, 1997. All share amounts and earnings per share for all periods presented have been adjusted to give effect to this stock split.

     Treasury Stock - On January 28, 1998, the Company's Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 1998, the Company had repurchased 305,000 shares at a cost of $5.3 million. Subsequent to June 30, 1998, the Company has purchased an additional 100,000 shares, bringing the total shares repurchased to date of 405,000 shares at a cost of $6.9 million.

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

      1996 Stock Option Plan (the "1996 Stock Plan") - At the Company's Annual Meeting of Stockholders on May 15, 1998, stockholders of the Company approved a 1,250,000 share increase in shares issuable under the 1996 Stock Plan. These additional shares bring the total shares issuable under the plan to 4,250,000. The 1996 Stock Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of the Company. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option. The exercise price of incentive stock options granted under the 1996 Stock Plan must be at least equal to the fair market value of the Company's common stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of the Company's common stock on the date of grant. Options issued under the 1996 Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant.


5.   REVOLVING LOAN FACILITY

      The Company has a Loan Agreement (the "Agreement") with two financial institutions which provide for two revolving loan facilities
with combined borrowings of up to a maximum of  $15.0  million.   The
Agreement provides for the following: (i) an unsecured $5.0 million revolving bank line of credit for domestic borrowing at an interest rate of prime or LIBOR plus 140 basis points and (ii) an unsecured $10.0 million United States dollar equivalent revolving line of credit in Optional Currency at an interest rate of TIBOR plus 140 basis points. As of June 30, 1998 there was 1.3 billion yen (approximately $9.5 million) outstanding on the Optional Currency line of credit in Japan.

     The Agreement requires the Company to maintain compliance with certain financial statement and other covenants including, among other items, tangible net worth and cash flow ratio requirements. As of June 30, 1998, the Company was in compliance with all such covenants.


6.   REPORTING COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires reporting and displaying comprehensive income and its components, which, for the Company, include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity. The adoption of SFAS No. 130 had no impact on the Company's results of operations or financial
position.   In  accordance  with SFAS No.  130,  the  accumulated
balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

  Comprehensive   income   consisted   of   the   following   (in
thousands):

                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                    1997        1998         1997        1998

Net income                        $7,430      $1,689       $11,838     $4,392
Other comprehensive income
 (loss), net of tax:
 Foreign currency translation
  adjustments                        (26)         35          (180)       733
 Total unrealized holding gains
  (losses) on available for
   sale investments                   36         (26)           11         20
Other comprehensive income
 (loss), net of tax:                  10           9          (169)       753
Comprehensive income              $7,440      $1,698       $11,669     $5,145

7.   CONTINGENCIES

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


   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


      AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (THE "COMPANY" OR "CYMER" ) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10Q, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 17 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

  The following table sets forth certain items in the Company's statements of income as a percentage of total revenues for the periods indicated:

                                  Three months ended        Six months ended
                                       June 30,                  June 30,
                                  1997          1998        1997        1998
Revenues:
 Product sales                    99.8%         99.8%       99.3%       99.9%
 Other                             0.2           0.2         0.7          .1
  Total revenues                 100.0%        100.0%      100.0%      100.0%

Cost and expenses:
 Cost of product sales            61.8          64.4        60.5        63.1
 Research and development         12.7          15.6        12.2        15.7
 Sales and marketing               5.5           7.5         5.8         7.7
 General and administrative        4.1           4.9         4.4         4.9
  Total costs and expenses        84.1          92.4        82.9        91.4

Operating income                  15.9           7.6        17.1         8.6
Other income (expense) - net       1.6          (2.8)        1.0        (2.4)

Income before provision for
 income taxes and minority
 interest                         17.5           4.8        18.1         6.2

Provision for income taxes        (2.7)         (1.4)       (4.5)       (1.8)
Minority interst                                (0.2)                   (0.1)

Net income                        14.8%          3.2%       13.6%        4.3%

Gross margin on product sales     38.0%         35.6%       39.1%       36.8%


Three Months Ended June 30, 1997 and 1998

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

     Product sales increased 6% from $50.0 million in the three months ended June 30, 1997 to $52.9 million in the three months ended June 30, 1998, primarily due to increased sales of DUV photolithography spare parts and higher average sales prices on laser systems in 1998. As a result of the increase in the Company's installed base of lasers, the Company believes that revenues from spares, replacement parts and services will be an increasingly larger component of product sales.* Funded development revenues decreased from $102,000 for the three months ended June 30, 1997 to $76,000 in the three months ended June 30, 1998, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH. The Company expects that funded development revenues will continue to decrease as a percentage of total revenues as the Company focuses on product sales.*

      The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 81%, 89% and 89% of the Company's sales in 1996, 1997 and the first six months of 1998, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 61%, 65% and 48% of revenues from 1996, 1997 and the first six months of 1998, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.*

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost  of  product sales rose 10% from $31.0 million for  the three  months ended June 30, 1997 to $34.2 million for the  three months  ended  June 30, 1998 due to the increase in  spare  parts sales volume and an additional $2.5 million inventory reserve  in
1998.    The  additional  inventory  reserve  accounts  for   the
sunsetting of some of the Company's older products as well as reserving for lower revision levels of current products. The gross margin on these sales decreased from 38.0% for the three months ended
June  30, 1997 to 35.6% for the same three month period in  1998.
This reduction was primarily due to the additional inventory costs, additional costs of the Company's new manufacturing facility, which was completed in late 1997, the related reduced capacity utilization of the manufacturing facility in the first six months of 1998, as well as an increase in field support overhead costs as the Company continued to build its worldwide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. The Company recognized net gains on such contracts of $1.4 million and $861,000 for the three months ended June 30, 1997 and 1998, respectively.

     Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 31% from $6.3 million in the three months ended June 30, 1997 to $8.3 million in the three months ended June 30, 1998, due primarily to the development and introduction of the Company's new ELS-5010 laser system, development efforts on the Company's next generation Orion laser system, product support efforts associated with the Company's 5000 series lasers, the hiring of additional technical personnel and the continued development of new laser products. As a percentage of total revenues, such expenses increased from 12.7% to 15.6% in the respective periods as the Company continues to invest in the development of new products and product enhancements.*

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 44% from $2.8 million for the three months ended June 30, 1997 to $4.0 million in the three months ended June 30, 1998, due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in
the  field.   As  a  percentage of total revenues,  such  expense
increased from 5.5% to 7.5% in the respective periods due to the new product introduction of the ELS-5010 and the continuing infrastructure development in order to support system integrators as well as chip manufacturers.

     General  and  Administrative.   General  and  administrative
expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 27% from $2.1 million in the three months ended June 30, 1997 to $2.6 million for the three months ended June 30, 1998, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee headcount, and overall level of business activity increased. As a percentage of total revenues, such expenses remained relatively flat from period to period.

     Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other income decreased from $819,000 for the three months ended June 30, 1997 to $1.5 million of net other expense for the three months ended June 30, 1998, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in August 1997, and a foreign currency exchange loss for the first six months of 1998. Foreign currency exchange gain totaled $470,000, interest income totaled $507,000 and interest expense totaled $158,000 for the three months ended June 30, 1997, compared to an exchange loss of $520,000, interest income of $1.8 million and $2.8 million in interest expense for the three months ended June 30, 1998.

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

     Provision for Income Taxes. The provision for income taxes of $1.4 million for the three months ended June 30, 1997 reflects a current period 15% tax rate. The 1997 annual effective tax rate was reduced from a 37% annual effective tax rate for the three month period ended March 31, 1997 to an annual effective tax rate of 25% due to a partial reduction of a deferred tax asset valuation allowance carried over from 1996. Had this rate been applied during the full six month period ended June 30, 1997, the tax provision for the three months ended June 30, 1997 would have been increased to $2.2 million. The provision for income taxes for the three months ended June 30, 1998 of $724,000 reflects an annual effective tax rate of 30% as the Company had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998.


Six Months Ended June 30, 1997 and 1998

     Revenues. Product sales increased 19% from $86.5 million in the six months ended June 30, 1997 to $102.6 million in the six months ended June 30, 1998, primarily due to increased sales of DUV photolithography laser systems and spare parts and a rise in average sale price of laser systems in 1998. As a result of the increase in the Company's installed base of lasers, the Company believes that revenues from spares, replacement parts and services will be an increasingly larger component of product sales.* Funded development revenues decreased from $627,000 for the six months ended June 30, 1997 to $127,000 in the six months ended June 30, 1998, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH. The Company expects that funded development revenues will continue to decrease as a percentage of total revenues as the Company focuses on product sales.*

     Cost of Product Sales. Cost of product sales rose 23% from $52.7 million for the six months ended June 30, 1997 to $64.8 million for the six months ended June 30, 1998 due to the
increase in sales volume and additional inventory reserves.   The
gross margin on these sales decreased from 39.1% for the six months ended June 30, 1997 to 36.8% for the same six month period
in  1998.   This  reduction was primarily due to  the  additional
costs  of  the  Company's new manufacturing  facility, which  was
completed   in  late  1997,  the  related  reduced  capacity
utilization of the manufacturing facility in the first six months of 1998, as well as an increase in field support overhead costs as the
Company   continued   to  build  its  worldwide   field   support
infrastructure in order to provide fast and responsive service to the semiconductor manufacturers.

     The   Company  recognized  net  gains  on  foreign  currency
exchange contracts associated with the sale of laser systems of $3.4 million and $3.2 million for the six months ended June 30, 1997 and 1998, respectively.

     Research and Development. Research and development expenses increased 52% from $10.6 million in the six months ended June 30, 1997 to $16.1 million in the six months ended June 30, 1998, due primarily to the development and introduction of the
Company's new ELS-5010 laser system, development efforts on the Company's next generation Orion laser system, product support efforts associated with the Company's 5000 series lasers, the hiring of additional technical personnel and the continued development of new laser products. As a percentage of total revenues, such expenses increased from 12.2% to 15.7% in the respective periods as the Company continues to invest in the development of new products and product enhancements.*

     Sales   and   Marketing.    Sales  and  marketing   expenses
increased 57% from $5.0 million for the six months ended June 30, 1997 to $7.9 million in the six months ended June 30, 1998 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in
the  field.   As  a  percentage of total revenues,  such  expenses
increased from 5.8% to 7.7% in the respective periods due to the new product introduction of the ELS-5010 and the continuing infrastructure development in order to support system integrators as well as chip manufacturers.

     General and Administrative. General and administrative expenses increased 32% from $3.9 million in the six months ended June 30, 1997 to $5.1 million for the six months ended June 30, 1998, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee headcount, and overall level of business activity increased. As a percentage of total revenues, such expenses remained relatively flat from period to period.

     Other Income (Expense) - net. Net other income decreased from $844,000 for the six months ended June 30, 1997 to $2.5 million of net other expense for the six months ended June 30, 1998, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in August 1997, and a foreign currency exchange loss for the first six months of 1998. Foreign currency exchange losses totaled $85,000, interest income totaled $1.2 million and interest expense totaled $275,000 for the six months ended June 30, 1997, compared to an exchange loss of $752,000, interest income of $3.9 million and $5.6 million in interest expense for the six months ended June 30, 1998.

     Provision for Income Taxes. The provision for income taxes of $3.9 million for the six months ended June 30, 1997 reflects a 25% annual effective tax rate due to a partial reduction of a deferred tax asset valuation allowance carried over from 1996.
The provision for income taxes for the six months ended June 30, 1998 of $1.9 million reflects an annual effective tax rate of 30% as the Company had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998.

     To date, inflation has not had a significant effect on the Company or its results of operations.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financings, bank borrowings, the September 18, 1996 initial public offering, which resulted in net proceeds to the Company of approximately $29.7 million, the public offering on December 12, 1996, which resulted in net proceeds of approximately $50.0 million, and net proceeds of $167.3 million in a convertible subordinated note offering on August 6, 1997. As of June 30, 1998, the Company had approximately $74.6 million in
cash   and   cash   equivalents,  $20.3  million  in   short-term
investments, $73.7 million in long-term investments, $169.2 million in working capital and $9.5 million in bank debt.

     Net cash used for operating activities was approximately $13.8 million for the six months ended June 30, 1997 and $5.8 million for the six months ended June 30, 1998. The decrease in cash used in operations for the six months ended June 30, 1997 as compared to 1998 was primarily attributable to a decrease in accounts receivable offset by lower increases in inventory and a decrease in accounts payable during the period.

     Net cash used for investing activities was approximately $20.8 million for the six months ended June 30, 1997 as compared to net cash provided by investing activities of $18.4 million for the six months ended June 30, 1998. The cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's public offerings in September and December, 1996 and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements to the manufacturing facility in order to accommodate the business expansion for the period. The net cash provided by investing activities during the first six months of 1998 primarily reflects continued property acquisitions to accommodate the business expansion and focus, offset by the timing of short and long term investments maturing and being reinvested during the period and an increase in long term investments.

     Net cash used for financing activities was approximately $387,000 for the six months ended June 30, 1997, as compared to net cash provided by financing activities of $6.0 million for the six months ended June 30, 1998. During the six months ended June 30, 1997, the Company decreased it bank borrowings by $500,000. For the six months ended June 30, 1998, the Company received a net $1.1 million through the issuance of common stock, and $10.0 million in bank borrowings offset by treasury stock repurchases of $5.3 million.

     The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of the Company's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.* The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business for at least the next 12 months.*

Recent Accounting Pronouncements

      In  June  1997,  the FASB issued SFAS No. 131, "Disclosures
about Segments of an Enterprise and Related Information."   SFAS
No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14,
"Financial  Reporting for Segments of a Business Enterprise."   The
new  standard  becomes  effective for the Company  for  the  year
ending  December   31,  1998,  and  requires  that  comparative
information  from  earlier years be restated to  conform  to  the
requirements  of  this  standard.   Interim  reporting  of   this
standard  is  not  required. The Company  does  not  expect  this
pronouncement   to   materially  change  the  Company's   current
reporting and disclosures.*

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for the Company for the year ending December 31, 2000. Interim reporting of this standard will be required. The Company has not yet assessed the effect of this standard on the Company's current reporting and disclosures.

Impact of Year 2000 Issue

       The Company is reviewing its data processing systems as well as computer applications and to date has determined that the Company's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000.* The Company has initiated efforts to remedy all currently known situations and expects all programs to be corrected and tested prior to the year 2000.* The incremental costs of this project will not have a material effect on the Company's consolidated financial statements.*

  RISK FACTORS

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

      Dependence  on  Small Number of Customers.   The  Company's
primary   customer  base  is  composed  of  a  small  number   of
manufacturers of DUV photolithography tools.  Four  large  firms,
ASM  Lithography, Canon, Nikon and SVG Lithography (a  subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 90%, 94%, and 95% of the Company's total revenues in 1996, 1997, and
the  first  six  months  of  1998, respectively.   Sales  to  ASM
Lithography, Canon, Nikon and SVG Lithography accounted for approximately 42%, 21%, 27% and 6%, respectively, of total revenues for the first six months of 1998 and 24%, 25%, 39% and
6%, respectively, of total revenues in 1997. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable
future.*   None  of  the  Company's  customers  is  obligated  to
purchase a minimum number of the Company's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers,
including   reductions  caused  by  changes   in   a   customer's
competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Excessive Inventory Buildups by Photolithography Tool Manufacturers. Substantially all of the Company's customers are photolithography tool manufacturers, which in turn sell their systems to semiconductor manufacturers. Current market conditions in the industry are causing the Company's customers to reduce their orders for new laser systems as they try to manage their inventories to appropriate levels which better reflect their expected sales forecasts. The Company is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that the Company will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in the Company's revenues and operating results in future periods as such inventories are brought into balance.

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

      Need  to  Manage a Changing Business.  The Company recently has  dramatically  expanded the scope of its operations  and  the
number  of  employees  in  most of  its  functional  areas.   For
example,  the Company increased the number of its employees  from
136  at December 31, 1995 to 336 at December 31, 1996, to 809  at
December  31,  1997  and to 816 at June 30,  1998.   The  Company
installed  new  management  information  systems  and  has   also
substantially expanded its facilities and manufacturing capacity.
For example, since December 31, 1996 the Company has occupied three additional buildings covering approximately 187,000 square
feet.   In   a  cyclical  environment  of  dramatic   growth   or
contraction, the Company will be required to continue close management of these areas, to improve its management, operational and financial systems, including accounting and other internal management systems, its quality control, delivery and field service and customer support capabilities.* The Company will also be required to attract, train and retain key technical personnel, including both hardware and software engineers, in order to support the Company's growth and/or contraction.* The Company
will   be   required  to  manage  effectively  its  international
operations, including the operations of its Japan, Korea, Taiwan, Singapore and Netherlands subsidiaries, its field service and support presence in Asia and Europe and its relationship with
Seiko  as  a  manufacturer of its photolithography lasers.*   The
Company  must  also effect timely deliveries of its products  and maintain  the  product quality and reliability  required  by  its
customers.   Any  failure  to  manage  the  Company's  growth  or
contraction would materially adversely effect the Company's financial condition and results of operations.

     Need to Expand Field Service and Support Organization. The Company believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its direct customers to provide this specialized service.* Therefore, the Company believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, the Company is currently expanding its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This expansion entails recruiting and training qualified field service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. The Company has historically experienced difficulties in effectively training field service personnel. There can be no assurance that the Company will be able to attract and train qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Dependence on Semiconductor Industry.  Substantially all of
the  Company's  revenues are derived from  photolithography  tool manufacturers  that  in  turn depend  on  the  demand  for  their
products   from   semiconductor   manufacturers.    Semiconductor
manufacturers   correspondingly  depend  on   the   demand   from
manufacturers of end-products or systems that use semiconductors.
The   semiconductor   industry  is  highly   cyclical   and   has
historically  experienced  periodic  and  significant  downturns,
which  often  have  had  a  severe  effect  on  the  demand   for
semiconductor manufacturing equipment, including photolithography
tools.   The Company believes that downturns in the semiconductor
manufacturing industry will continue to occur, and will result in decreased demand for semiconductor manufacturing equipment.* In addition, the Company believes that its ability to reduce expenses in a future downturn will be constrained by the need for continual investment in research and development, and the need to maintain extensive ongoing customer service and support capability.*
Accordingly, downturns in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Risks Associated with Japan Manufacturing. The Company has qualified Seiko Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its photolithography lasers. Seiko has been advised by Komatsu, Ltd. ("Komatsu"), a competitor of the Company, that certain aspects of the Company's lasers might infringe certain patents that have been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for the Company. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to continue manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet the anticipated demand for its products could be materially adversely affected. See - "Uncertainty Regarding Patents and Protection of Proprietary Technology."

      Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights.* Nevertheless, the success of the Company may depend in part on patents, and as of June 30, 1998, the Company owned 29 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to May 2017 and had applied for 40 additional patents in the United States, two of which have been allowed. One of Cymer's U.S. patents is currently being challenged in the U.S. Patent Office by attorneys representing Komatsu. As of June 30, 1998, the Company owned four foreign patents and had filed 112 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

      Risks of International Sales and Operations. Approximately 81%, 89% and 89% of the Company's revenues in 1996, 1997 and the six months ended June 30, 1998, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, particularly Asia, the Company anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, the Company maintains subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands, is expanding its field service and support operations worldwide, and will continue to work with Seiko as a manufacturer of its products in Japan.* There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Because many of the Company's principal customers, as well as many of the end-users of the Company's laser systems, are located in Asia, the recent economic problems and currency fluctuations affecting that region could intensify the Company's international risk. Further, while the Company has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

          None.

ITEM 3.   Defaults upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 15, 1998. Out of 28,805,945 shares of common stock entitled to vote at such meeting, there were present or by proxy 22,807,599 shares. At the Annual Meeting, the stockholders of the Company approved the following matters:

          (a)  The election of Robert P. Akins, Richard P. Abraham, Kenneth
               M. Deemer, Peter J. Simone and F. Duwaine Townsen as directors of the Company for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

               Robert P. Akins, 22,685,573 votes cast for and 122,026 votes withheld;
               Richard P. Abraham, 22,682,887 votes cast for and 124,712 votes withheld;
               Kenneth M. Deemer, 22,669,918 votes cast for and 137,681 votes withheld;
               Peter J. Simone, 22,659,568 votes cast for and 148,031 votes withheld;
               F. Duwaine Townsen, 22,688,562 votes cast for and 119,037 votes withheld;

          (b) Approval of a 1,250,000 share increase in shares issuable under the 1996 Stock Option Plan. 18,684,831 votes were cast for approval; 3,276,407 votes were cast against, 146,917 votes abstained and 699,444 Broker Non-Votes.

          (c) Ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 1998. 22,657,030 votes were cast for approval; 80,473 votes were cast against and 70,096 votes abstained.

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


                                   CYMER, INC.
                                   (Registrant)


Date:  July 31, 1998               By:  /s/ WILLIAM A.ANGUS, III

                                       William A. Angus, III
                                       Sr. Vice President and
                                       Chief Financial Officer