Form 10-Q
period 1998-09-30
CYMER INC
filed 1998-11-12
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September  30, 1998

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
(State or other jurisdiction of                         (I.R.S. Employer
     organization)                                     Identification No.)
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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on November 5, 1998 was 27,124,024.


                           CYMER, INC.

                            FORM 10-Q

            For the Quarter Ended September 30, 1998

                              INDEX



                                                                 Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of                       3
          December 31, 1997 and September  30, 1998

          Consolidated Statements of Income for                   4
          the three and nine months ended
          September 30, 1997 and 1998

          Consolidated Statements of Cash Flows                   5
          for the nine months ended September 30,
          1997 and 1998

          Notes to Consolidated Financial                         7
          Statements

ITEM 2.   Management's Discussion and Analysis                    11
          of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                       27

ITEM 2.   Changes in Securities                                   27

ITEM 3.   Defaults upon Senior Securities                         27

ITEM 4.   Submission of Matters to a Vote of                      27
          Security Holders

ITEM 5.   Other Information                                       27

ITEM 6.   Exhibits and Reports on Form 8-K                        27

SIGNATURE PAGE                                                    28



                    PART I.  FINANCIAL INFORMATION
              Item1.  Consolidated Financial Statements


CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                    December 31,   September 30,
                                                       1997            1998
ASSETS                                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                            $51,903         $65,030
  Short-term investments                                80,387          14,571
  Accounts receivable - net                             59,140          42,825
  Foreign exchange contracts receivable                 31,267          18,182
  Inventories                                           47,502          57,252
  Deferred income taxes                                 12,690          12,652
  Prepaid expenses and other                             2,847           3,864
    Total current assets                               285,736         214,376

PROPERTY - net                                          48,031          52,939
LONG-TERM INVESTMENTS                                   42,667          86,405
OTHER ASSETS                                             8,446           8,271
TOTAL ASSETS                                          $384,880        $361,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving loan                                                        $9,637
  Accounts payable                                     $22,615          12,701
  Accrued and other liabilities                         26,860          30,893
  Foreign exchange contracts payable                    27,278          17,177
  Income taxes payable                                   6,444           5,833
    Total current liabilities                           83,197          76,241

CONVERTIBLE SUBORDINATED NOTES                         172,500         172,500
OTHER LIABILITIES                                        3,566           3,452
MINORITY INTEREST                                        1,077           1,139
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

STOCKHOLDERS' EQUITY:
  Preferred Stock - authorized 5,000,000
   shares; $.001 par value, no shares
   issued or outstanding
  Common stock - authorized 50,000,000
   shares; $.001 par value,
   issued and outstanding 28,724,000 and
   27,182,000 shares                                        29              27
  Paid-in capital                                      109,367         110,526
  Retained earnings                                     18,637          24,482
  Accumulated other comprehensive loss                  (3,493)         (2,634)
  Treasury stock at cost (1,863,000 common
   shares)                                                             (23,742)
     Total stockholders' equity                        124,540         108,659

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $384,880        $361,991

See notes to consolidated financial statements.


CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                  For the three months     For the nine months
                                   ended September 30       ended September 30
                                   1997          1998       1997         1998

REVENUES:
  Product sales                   $56,062      $44,368      $142,538   $146,942
  Other                             1,406           80         2,033        207
    Total revenues                 57,468       44,448       144,571    147,149

COSTS AND EXPENSES:
  Cost of product sales            35,773       28,811        88,473     93,595
  Research and development          6,760        7,580        17,352     23,689
  Sales and marketing               3,306        3,014         8,321     10,894
  General and administrative        2,024        1,953         5,880      7,036
   Total costs and expenses        47,863       41,358       120,026    135,214

OPERATING INCOME                    9,605        3,090        24,545     11,935

OTHER INCOME (EXPENSE):
  Foreign currency exchange
   gain (loss) - net                 (311)         111          (396)      (641)
  Interest and other income         1,679        1,766         2,883      5,621
  Interest and other expense       (1,743)      (2,856)       (2,018)    (8,439)

   Total other income
    (expense) - net                  (375)        (979)          469     (3,459)

INCOME BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST         9,230        2,111        25,014      8,476

PROVISION FOR INCOME TAXES         (2,307)        (640)       (6,253)    (2,522)
MINORITY INTEREST                     124          (18)          124       (109)

NET INCOME                         $7,047       $1,453       $18,885     $5,845

EARNINGS PER SHARE:
Basic:
     Earnings per share             $0.25        $0.05         $0.67      $0.20
     Weighted average common
      shares outstanding           28,469       28,280        28,111     28,591
Diluted:
     Earnings per share             $0.23        $0.05         $0.62      $0.19
     Weighted average common and
      common equivalent shares
      outstanding                  30,503       29,472        30,329     30,060

See notes to consolidated financial statements.

CYMER, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                   For the nine months ended
                                                          September 30
                                                      1997            1998
OPERATING ACTIVITIES:
  Net income                                       $ 18,885          $ 5,845
   Adjustments to reconcile net income to net
    cash provided by (used for)
    operating activities:
     Depreciation and amortization                    4,866           10,966
     Minority interest                                 (124)             109
     Deferred income taxes                           (3,159)
     Change in assets and liabilities:
       Accounts receivable                          (37,190)          14,967
       Foreign exchange contracts receivable        (19,267)          11,868
       Inventories                                  (28,147)          (9,930)
       Prepaid expenses and other assets             (4,893)            (754)
       Accounts payable                              14,930           (9,214)
       Accrued and other liabilities                 21,929            3,124
       Foreign exchange contracts payable            19,324           (9,019)
       Income taxes payable                            (583)            (556)
       Other                                            255

         Net cash provided by (used for)
          operating activities                      (13,174)          17,406

INVESTING ACTIVITIES:
   Acquisition of property                          (30,587)         (15,677)
   Purchases of investments                         (78,532)         (70,843)
   Proceeds from sold or matured investments         26,179           92,872

         Net cash provided by (used for)
          investing activities                      (82,940)           6,352

FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving
    loan and security agreements                     (1,750)           9,782
   Proceeds from issuance of convertible
    subordinated notes                              172,500
   Debt issue costs                                  (5,500)             593
   Proceeds from issuance of common stock             1,608            1,055
   Purchase of treasury stock                                        (23,742)
   Payments on capital lease obligations               (250)            (361)

      Net cash provided by (used for)
       financing activities                         166,608          (12,673)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                       84            2,042

NET INCREASE IN CASH AND CASH EQUIVALENTS            70,578           13,127
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     55,405           51,903

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $125,983          $65,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Interest paid                                       $617          $ 6,750
   Income taxes paid                                 $7,855           $3,112

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Capital lease obligations incurred for
    furniture and equipment                          $1,065              $82


See notes to consolidated financial statements.

                           CYMER, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three and Nine Months Ended September 30, 1998
                           (Unaudited)

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

      Statement of Financial Accounting Standards No. 132 - In February, 1998 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company adopted SFAS No. 132 for the year ended December 31, 1998. Management has determined that this pronouncement does not materially effect the Company's current disclosures of its retirement plan.

      Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the fiscal quarters ended March 31 and June 30, 1998. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


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

                               Three months ended          Nine months ended
                                  September 30               September 30
                                1997        1998            1997       1998
                                 (In thousands, except per share amounts)


Net income                    $7,047       $1,453         $18,885     $5,845

Basic earnings per share       $0.25        $0.05           $0.67      $0.20
Basic weighted average
common shares outstanding     28,469       28,280          28,111     28,591

Effect of dilutive
 securities:
  Warrants                       124          114             122        117
  Options                      1,910        1,078           2,096      1,352
Diluted weighted average
common and common equivalent
shares outstanding            30,503       29,472          30,329     30,060
Diluted earnings per share     $0.23        $0.05           $0.62      $0.19

3.   BALANCE SHEET DETAILS

                                              December 31,      September 30,
                                                 1997                1998
                                                      (in thousands)
INVENTORIES:
   Raw Materials                                $24,365             $22,944
   Work-in-progress                              18,394              16,779
   Finished goods                                 4,743              17,529
Total                                           $47,502             $57,252

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation reserves           $15,730             $18,800
   Payroll and payroll related                    2,735               3,133
   Interest                                       3,920               5,244
   Other                                          4,475               3,716
Total                                           $26,860             $30,893

4.   STOCKHOLDERS' EQUITY

     Treasury Stock - On January 28, 1998, the Company's Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of September 30, 1998, the Company had repurchased 1,863,000 shares at a cost of $23.7 million. Subsequent to September 30, 1998, the Company has purchased an additional 137,000 shares, bringing the total shares repurchased to date of 2.0 million shares at a cost of $24.9 million.


5.   REPORTING COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires reporting and displaying comprehensive income and its components, which, for the Company, include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity. The adoption of SFAS No. 130 had no impact on the Company's results of operations or financial position. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

  Comprehensive   income   consisted   of   the   following   (in
thousands):

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                     1997        1998         1997       1998

Net income                         $7,047      $1,453      $18,885     $5,845
Other comprehensive income
(loss), net of tax:
  Foreign currency
   translation adjustments            (83)       (252)        (285)       471
  Total unrealized holding
   gains on available
   for sale investments                 8         104            5        131
Other comprehensive income
  (loss), net of tax:                 (75)       (148)        (280)       602
Comprehensive income               $6,972      $1,305      $18,605     $6,447

6.   CLASS ACTION LAWSUITS

  The Company has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class
Period.   The  complaints do not specify the  amount  of  damages
sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The defense of these actions may cause some disruption in the Company's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.


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


   Item 2.  Management's Discussion and Analysis of Financial
                            Condition
                    and Results of Operations


      AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (THE "COMPANY" OR "CYMER" ) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10Q, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 18 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Results of Operations

  The following table sets forth certain items in the Company's statements of income as a percentage of total revenues for the periods indicated:

                                Three months ended        Nine months ended
                                  September 30,             September 30,
                                 1997        1998          1997       1998
Revenues:
   Product sales                97.6%       99.8%         98.6%       99.9%
   Other                         2.4         0.2           1.4          .1
      Total revenues           100.0%      100.0%        100.0%      100.0%

Cost and expenses:
   Cost of product sales        62.2        64.8          61.2        63.6
   Research and development     11.8        17.1          12.0        16.1
   Sales and marketing           5.8         6.8           5.7         7.4
   General and administrative    3.5         4.4           4.1         4.8
      Total costs               83.3        93.1          83.0        91.9

Operating income                16.7         6.9          17.0         8.1
Other income (expense) - net    (0.6)       (2.2)           .3        (2.3)

Income before provision
for income taxes and
minority interest               16.1         4.7          17.3         5.8

Provision for income taxes      (4.0)       (1.4)         (4.3)       (1.7)
Minority interest                 .2                        .1        (0.1)

Net income                      12.3%        3.3%         13.1%        4.0%

Gross margin on product
sales                           36.2%       35.1%         37.9%       36.3%


Three Months Ended September 30, 1997 and 1998

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

     Product sales decreased 21% from $56.1 million in the three months ended September 30, 1997 to $44.4 million in the three months ended September 30, 1998, primarily due to a decrease in laser system sales offset by higher average sales prices and an increase in spare parts sales in 1998. As a result of the increase in the Company's installed base of lasers, the Company believes that revenues from spares, replacement parts and services will be an increasingly larger component of product sales.* Funded development revenues decreased from $1.4 million for the three months ended September 30, 1997 to $80,000 in the three months ended September 30, 1998, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH. The Company expects that funded development revenues will continue to decrease as a percentage of total revenues as the Company focuses on product sales.*

      The Company's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 81%, 89% and 89% of the Company's sales in 1996, 1997 and the first nine months of 1998, respectively, were derived from customers outside the United States. The Company maintains a wholly-owned Japanese subsidiary which sells to the Company's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 61%, 65% and 46% of revenues from 1996, 1997 and the first nine months of 1998, respectively. The activities of the Company's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of the Company's products, including costs of shipment to Japan, are recorded on the books of the parent company. The Company anticipates that international sales will continue to account for a significant portion of its net sales.*

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of the Company's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales declined 19% from $35.8 million for the three months ended September 30, 1997 to $28.8 million for the three months ended September 30, 1998 due to lower sales volumes. The gross margin on these sales decreased from 36.2% for the three months ended September 30, 1997 to 35.1% for the same three month period in 1998. This reduction was primarily due to lower cost absorption of fixed production and field costs associated with the decline in revenues, additional inventory costs, additional costs of the Company's new manufacturing facility, which was completed in late 1997, the related reduced capacity utilization of the manufacturing facility in the first nine months of 1998, as well as an increase in field support overhead costs as the Company continued to build its worldwide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. The Company recognized a net loss on such contracts of $52,000 for the three months ended September 30, 1997 as compared to a net gain of $2.0 million for the three months ended September 30, 1998.

     Research and Development. Research and development expenses include costs of internally-funded and customer-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 12% from $6.8 million in the three months ended  September  30, 1997 to $7.6 million in  the  three  months ended  September  30, 1998, due primarily to the development  and
introduction   of  the  Company's  new  ELS-5010  laser   system,
development efforts on the Company's next generation 6000 (formerly known as the Orion Project) laser system, product support efforts associated with the Company's 5000 series lasers, the hiring of additional technical personnel and the continued development of new
laser  products.   As a percentage of total revenues, such expenses
increased from 11.8% to 17.1% in the respective periods as the Company continues to invest in the development of new products and product enhancements.*

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 9% from $3.3 million for the three months ended
September  30,  1997  to $3.0 million in the three  months  ended
September 30, 1998, due primarily to a decline in travel, advertising and in-house training. As a percentage of total revenues, such expense increased from 5.8% to 6.8% in the respective periods due to the new product introduction of the ELS-5010 and the continuing infrastructure development in order to support system integrators as well as chip manufacturers.

     General  and  Administrative.   General  and  administrative
expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses remained relatively flat at $2.0 million in the three months ended September 30, 1997 and 1998. As a percentage of total revenues, such expenses increased from 3.5% to 4.4% from 1997 to 1998 due to lower sales volumes.

     Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other expense increased from $375,000 for the three months ended September 30, 1997 to $979,000 for the three months ended September 30, 1998, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in August 1997, and a foreign currency exchange loss for the three month period in 1997 versus a gain for the same period in 1998. Foreign currency exchange loss totaled $311,000, interest income totaled $1.7 million and interest expense totaled $1.7 million for the three months ended September 30, 1997, compared to an exchange gain of $111,000, interest income of $1.8 million and $2.9 million in interest expense for the three months ended September 30, 1998.

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

     Provision for Income Taxes. The provision for income taxes of $2.3 million for the three months ended September 30, 1997 reflects an annual effective tax rate of 25%. The provision for income taxes for the three months ended September 30, 1998 of $640,000 reflects an annual effective tax rate of 30% as the Company had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998.


Nine Months Ended September 30, 1997 and 1998

     Revenues. Product sales increased 3% from $142.5 million in the nine months ended September 30, 1997 to $146.9 million in the nine months ended September 30, 1998, primarily due to increased sales of laser system spare parts and a rise in average sale price of laser systems in 1998. As a result of the increase in the Company's installed base of lasers, the Company believes that revenues from spares, replacement parts and services will be an increasingly larger component of product sales.* Funded development revenues decreased from $2.0 million for the nine months ended September 30, 1997 to $207,000 in the nine months ended September 30, 1998, primarily due to substantial completion of various laser research projects sponsored by customers and SEMATECH. The Company expects that funded development revenues will continue to decrease as a percentage of total revenues as the Company focuses on product sales.*

     Cost of Product Sales. Cost of product sales rose 6% from $88.5 million for the nine months ended September 30, 1997 to $93.6 million for the nine months ended September 30, 1998 due to the increase in spares sales volume and additional inventory reserves of approximately $4.4 million. The gross margin on these sales decreased from 37.9% for the nine months ended September 30, 1997 to 36.3% for the same nine month period in 1998. In addition to the inventory reserves, this reduction in gross margin was primarily due to the additional costs of the Company's new manufacturing facility, which was completed in late 1997, the related reduced capacity utilization of the manufacturing facility in the first nine months of 1998, as well as an increase in field support overhead costs as the Company continued to build its worldwide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers.

     The   Company  recognized  net  gains  on  foreign  currency
exchange contracts associated with the sale of laser systems of $3.3 million and $5.2 million for the nine months ended September
30, 1997 and 1998, respectively.

     Research   and   Development.    Research  and   development
expenses  increased  37% from $17.4 million in  the  nine  months ended  September  30, 1997 to $23.7 million in  the  nine  months ended  September  30, 1998, due primarily to the development  and
introduction   of  the  Company's  new  ELS-5010  laser   system,
development efforts on the Company's next generation 6000 (formerly known as the Orion Project) laser system, product support efforts associated with the Company's 5000 series lasers, the hiring of additional technical personnel and the continued development of
new laser  products.   As a percentage of total revenues, such
expenses increased from 12.0% to 16.1% in the respective periods as the Company continues to invest in the development of new products and product enhancements.*

     Sales and Marketing. Sales and marketing expenses increased 31% from $8.3 million for the nine months ended
September 30, 1997 to $10.9 million in the nine months ended September 30, 1998 due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field. As a percentage of total revenues, such expenses increased from 5.7% to 7.4% in the respective periods due to the new product introduction of the ELS-5010 and the continuing infrastructure development in order to support system integrators as well as chip manufacturers.

     General and Administrative. General and administrative expenses increased 20% from $5.9 million in the nine months ended September 30, 1997 to $7.0 million for the nine months ended September 30, 1998, due to an increase in general and administrative support as the Company's sales volume, manufacturing capacity, employee headcount, and overall level of business activity increased. As a percentage of total revenues, such expenses increased from 4.1% in 1997 to 4.8% in 1998.

     Other Income (Expense) - net. Net other income decreased from $469,000 for the nine months ended September 30, 1997 to
$3.5 million of net other expense for the nine months ended September 30, 1998, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in August 1997, and a larger foreign currency exchange loss for the first nine months of 1998. Foreign currency exchange losses totaled $396,000, interest income totaled $2.9 million and interest expense totaled $2.0 million for the nine months ended September 30, 1997, compared to an exchange loss of $641,000, interest income of $5.6 million and $8.4 million in interest expense for the nine months ended September 30, 1998.

     Provision for Income Taxes. The provision for income taxes of $6.3 million for the nine months ended September 30, 1997 reflects a 25% annual effective tax rate due to a partial reduction of a deferred tax asset valuation allowance carried over from 1996. The provision for income taxes for the nine months ended September 30, 1998 of $2.5 million reflects an annual effective tax rate of 30%, as the Company had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998.

     To date, inflation has not had a significant effect on the Company or its results of operations.


Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financings, bank borrowings, the September 18, 1996 initial public offering, which resulted in net proceeds to the Company of approximately $29.7 million, the public offering on December 12, 1996, which resulted in net proceeds of approximately $50.0 million, and net proceeds of $167.0 million in a convertible subordinated note offering on August 6, 1997.
As of September 30, 1998, the Company had approximately $65.0 million in cash and cash equivalents, $14.6 million in short-term investments, $86.4 million in long-term investments, $138.1 million in working capital and $9.6 million in bank debt.

     Net cash used for operating activities was approximately $13.2 million for the nine months ended September 30, 1997 compared to cash provided by operating activities of $17.4 million for the nine months ended September 30, 1998. The increase in cash from operations for the nine months ended September 30, 1998 as compared to 1997 was primarily attributable to an increase in depreciation, smaller increase in inventory from period to period, and a decrease in accounts receivable during the period.

     Net cash used for investing activities was approximately $82.9 million for the nine months ended September 30, 1997 as compared to net cash provided by investing activities of $6.4 million for the nine months ended September 30, 1998. The cash used for investing activities during 1997 primarily reflects the investment activity of funds received through the Company's convertible subordinated note offering in August, 1997 and the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements to the manufacturing facility in order to accommodate the business expansion for the period. The net cash provided by investing activities during the first nine months of 1998 primarily reflects continued property acquisitions to accommodate the business expansion and focus, offset by the timing of short and long term investments maturing and being reinvested during the period and an increase in long term investments.

     Net cash provided by financing activities was approximately $166.6 million for the nine months ended September 30, 1997, as compared to net cash used for financing activities of $12.7 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company decreased it's bank borrowings by $1.8 million, and received net proceeds of approximately $167.0 million on the subordinated convertible note offering and $1.6 million from the issuance of common stock. For the nine months ended September 30, 1998, the Company received a net $1.1 million through the issuance of common stock, and $9.8 million in bank borrowings offset by treasury stock repurchases of $23.7 million.

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

Impact of Year 2000 Issue

           The Year 2000 Issue ("Y2K") is primarily the result of computer systems using a two-digit format rather than four-digits to indicate the year. Such computer systems will be unable to differentiate between the year 1900 and the year 2000, causing errors and system failures which may disrupt the operations of such systems.  The Company has been addressing this issue and has been focusing its efforts through a five step approach: (1) identification of the systems which may be vulnerable to Y2K problems;
(2)  assessment  on  the  impact of the systems  identified;  (3)
remediation   of   non-compliant  systems  and   components   and
determination of solutions for non-compliant suppliers; (4) testing of systems and components following remediation; and (5) documentation.

       The  Company  is  approximately  95%  complete  with   the
identification of systems which may be vulnerable to the Y2K issue, and is approximately 90% complete with the assessment of the
impact   on  these  systems.   The  assessment  includes  factory
systems,  desktop  PC's,  fax  machines,  printers,  and   common
software  packages  in  use  at the Company.   In  addition,  all
suppliers  have been contacted for their Y2K plans  and  all  new
software   licenses  include  Y2K  statements.    Remediation   is
approximately  85%  complete  and  is  currently   targeted   for
completion by the end of November, 1998.* The testing of systems and components is approximately 50% complete and is expected to be complete by the end of December, 1998.*

       The Company's ongoing plan is to continue the process of working with suppliers and customers to verify their Y2K readiness by June 30, 1999, as well as to obtain their then-current Y2K related public statements of Y2K compliance.* The Company plans to evaluate any issues raised in this process in terms of any special actions the Company should consider taking to reduce related risks, including further follow up with suppliers and customers as the year 2000 approaches.* These and other issues will be included in the Company's Y2K ongoing action plan.*

       The  Company's  Y2K  contingency  plan  consists  of   the
following: (1) offsite backup of all critical data and  software;
(2) multiple redundant suppliers for all critical data communication and telecommunications services; (3) readiness planning for support
personnel;   (4)   outside  consultants  identified   for   rapid
availability;  and  (5)  ongoing  evaluation  and  planning   for
contingencies.*

      The Company's current laser systems are not Y2K compliant per SEMATECH standards. The laser systems currently require manual intervention to reset the internal clock to account for leap year in the year 2000. The Company's customers have been informed of the non-compliance and have been provided with instructions for the manual correction of the date between January 1 and February 28, 2000. Not resetting the internal clock would have no material impact on the operation of the laser system.* The Company has demonstrated and is currently testing a software fix to bring the lasers to full SEMATECH Y2K compliance. These tests are currently not complete and no date has been determined for full deployment of the software upgrade out to the field, but the Company currently has no reason to believe the software upgrade will not be implemented prior to the year 2000.*

      Based on the assessment efforts to date, the Company does not believe that the Y2K issue will have a material adverse effect on the Company's consolidated financial condition and results of operations.* The cost of the Y2K process is estimated at approximately $250,000.* However, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Aside from global infrastructure Y2K requirements, the Company's worst case scenario may include:
supplier and customer purchase, delivery and payment delays; server and desktop computer failures; one or more critical software systems failures, including embedded control systems; and failure of one or more internal and external communications systems such as telephones, networks, voice mail and paging systems.* Additional, potential sources of risk include (a) the inability of key suppliers and customers to be Y2K compliant, (b) the disruption of global transportation channels as a result of general system failures, and (c) an overall failure of necessary infrastructure such as electricity and telecommunications. If any of these were to occur, there could be a material adverse effect on the Company's consolidated financial condition and results of operations.*


  RISK FACTORS

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

      The Company believes that semiconductor manufacturers are currently developing capability for production and pilot production of 0.25um and below devices.* The Company also believes that demand for its excimer lasers for DUV photolithography tools is currently being driven by the efforts to develop such capability.* Once semiconductor manufacturers have acquired such capability, the Company believes that they will continue to invest in DUV photolithography tools to expand their capacity to manufacture these devices only to the degree to which their sales forecasts and manufacturing process yields justify such investment. Accordingly, the Company currently expects that demand for its DUV excimer lasers will be subject to such demand and process development constraints.*

      Recently, the Company has decreased some aspects of its operations in response to unfavorable industry conditions. Those reductions may not be sufficient to sustain profitable operations should revenue declines experienced recently continue.

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

      Dependence on Small Number of Customers. The Company's primary customer base is composed of a small number of manufacturers of DUV photolithography tools. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business and collectively accounted for approximately 90%, 94%, and 95% of the Company's total revenues in 1996, 1997, and the first nine months of 1998, respectively. Sales to ASM
Lithography, Canon, Nikon and SVG Lithography accounted for approximately 40%, 21%, 28% and 6%, respectively, of total revenues for the first nine months of 1998 and 24%, 25%, 39% and 6%, respectively, of total revenues in 1997. The Company expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future.* None of the Company's customers is obligated to purchase a minimum number of the Company's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, including reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers or economic conditions in the semiconductor and photolithography tool industries, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Manage a Changing Business. The Company recently has dramatically expanded and contracted the scope of its operations and the number of employees in most of its functional areas. For example, the Company increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996, to 809 at December 31, 1997 and decreased to 709 at September 30, 1998. The Company installed new management information systems and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 the Company has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, the Company will be required to continue close management of these areas, to improve its management, operational and financial systems, including accounting and other internal management systems, its quality control, delivery and field service and customer support capabilities.* The Company must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. The Company will be required to attract, train, retain and manage key technical personnel in order to support the Company's growth and/or contraction.* The Company will also be required to manage effectively its international operations, including the operations of its Japan, Korea, Taiwan, Singapore and Netherlands subsidiaries, its field service and support presence in Asia and Europe and its relationship with Seiko as a manufacturer of its photolithography lasers.* The Company must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. Any failure to effectively manage the Company's growth or contraction would materially adversely affect the Company's financial condition and results of operations.

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

     Competition.   The  Company currently has three  significant
competitors   in  the  market  for  excimer  laser  systems   for
photolithography applications, Lambda-Physik, Komatsu, Ltd ("Komatsu") and Ushio. All of these companies are larger than the Company, have access to greater financial, technical and other resources than does the Company and are located in closer proximity to the Company's customers than is the Company. Although the Company believes that these competitors are not yet supplying excimer  lasers  in volume  for  photolithography applications, the Company  believes that Lambda-Physik and Komatsu are aggressively seeking to  gain larger positions in this market. The Company believes that its customers have each purchased one or more products offered by these competitors and that its customers will continue to actively qualify these competitors' lasers in their search for a second
source.*   If competitors successfully  qualify  their lasers for
use with chipmakers, the Company could lose market share and its growth could slow or even decline. In the future, the Company will likely experience competition from other technologies, such
as EUV,  X-ray,  electron  beam  and  ion projection   processes.
To remain competitive, the Company believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and in sales and marketing.* There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of
industrial  lasers, will not attempt to enter the market.   There
can be no assurance that the Company will remain competitive.   A
failure to remain competitive would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Suppliers. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components and pre-ionizer tubes used in the Company's lasers. In addition, the Company is increasingly outsourcing the manufacture of various subassemblies. Although to date the Company has been able to obtain adequate supplies of the components and subassemblies used in the production of the Company's laser systems in a timely manner from existing sources, due to the nature of the Company's product development requirements, it is often necessary for key suppliers to rapidly advance their own technologies in order to support the Company's new product introduction schedule. These suppliers may or may not be able to satisfy the Company's schedule requirements in providing new modules and subassemblies to the Company. If the Company is unable to obtain sufficient quantities of such materials, components or subassemblies, or if such items do not meet the Company's quality standards, delays or reductions in product shipments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       Dependence  on  Key  Personnel.   The  Company  is  highly
dependent on the services of a number of key employees in various areas, including engineering, research and development, sales and marketing and manufacturing. In particular, there are a limited number of experts in excimer laser technology and there is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers the Company requires.
The Company has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. The Company believes that, to a large extent, its future success will depend upon the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel and on its ability to attract, train and retain highly skilled personnel in each of these areas.* The Company does not have employment agreements with most of its employees, and there is no assurance
that  the Company will be able to retain its key employees.   The
failure of the Company to hire, train and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty Regarding Patents and Protection of Proprietary Technology. The Company believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights.* Nevertheless, the success of the Company may depend in part on patents, and as of September 30, 1998, the Company owned 29 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to May 2017 and had applied for 49 additional patents in the United States, eight of which have been allowed. One of Cymer's U.S. patents is currently being challenged in the U.S. Patent Office by attorneys representing Komatsu. As of September 30, 1998, the Company owned six foreign patents and had filed 138 patent applications in other countries. There can be no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In this regard, due to cost constraints, the Company did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until recently and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to the Company will adequately protect the Company's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

      The Company has in the past funded a significant portion of its research and development expenses from research and development revenues received from photolithography tool manufacturers and from SEMATECH, a semiconductor industry consortium, in connection with the design and development of specific products. The Company currently funds a small portion of its development expenses through SEMATECH. Although the Company's arrangements with photolithography tool manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by the Company, there can be no assurance that disputes over the ownership or rights to use or market such intellectual property will not arise between the Company and such parties. Any such dispute could result in restrictions on the Company's ability to market its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company has in the past been, and may in the future be, notified that it may be infringing intellectual property rights
possessed   by   third   parties.*    The   Company's    Japanese
manufacturing partner, Seiko Instruments, Inc. ("Seiko"), has been notified by Komatsu, one of the Company's competitors, that certain aspects of the Company's lasers might infringe three patents that have been issued to Komatsu in Japan, and that Komatsu intends to enforce its rights under the Komatsu Patents against Seiko if Seiko
engages   in  manufacturing  activities  for  the  Company.    In
connection with its manufacturing agreement with Seiko, the Company has agreed to indemnify Seiko against such claims under certain circumstances. The Company has engaged in discussions with Komatsu with respect to the Komatsu Patents, in the course of  which Komatsu has also identified to the Company a number  of
pending  applications and additional patents.  The  Company,   in
consultation   with  Japanese  patent  counsel,   has   initiated
oppositions to the Komatsu Patents and the applications in the Japanese Patent Office. However, there can be no assurance that litigation will not ensue with respect to these claims, that the Company and Seiko would ultimately prevail in any such litigation or that Komatsu will not assert infringement claims under additional patents.

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

      Risks Associated with Japan Manufacturing. The Company has qualified Seiko of Japan as a contract manufacturer of its photolithography lasers. Seiko has been advised by Komatsu, a competitor of the Company, that certain aspects of the Company's lasers might infringe certain patents that have been issued to Komatsu in Japan and that Komatsu intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for the Company. In the event that, notwithstanding its manufacturing agreement with the Company, Seiko should determine not to continue manufacturing the Company's products until resolution of the matter with Komatsu, the Company's ability to meet any heavy demand for its products could be materially adversely affected. See - "Uncertainty Regarding Patents and Protection of Proprietary Technology."

      Risks of International Sales and Operations. Approximately 81%, 89% and 89% of the Company's revenues in 1996, 1997 and the nine months ended September 30, 1998, respectively, were derived from customers located outside the United States. Because a significant majority of the Company's principal customers are located in other countries, particularly Asia, the Company anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, the Company maintains subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands, is expanding its field service and support operations worldwide, and will continue to work with Seiko as a manufacturer of its products in Japan.* There can be no assurance that the Company will be able to manage these operations effectively or that the Company's investment in these activities will enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of the Company's sales and operations could be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Because many of the Company's principal customers, as well as many of the end-users of the Company's laser systems, are located in Asia, the recent economic problems and currency fluctuations affecting that region could intensify the Company's international risk. Further, while the Company has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for the Company to export its products to various countries. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Possible Price Volatility of Common Stock. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the laser device and other technology industries, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $4 3/4 (all prices are adjusted to reflect the Company's 2-for-1 stock split effective as of August 21, 1997) at the Company's initial public offering on September 18, 1996 to $48 3/4 on August 22, 1997, and declining to $5 7/8 on October 8, 1998. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation can result in substantial costs and a diversion of management's attention and resources.

     Legal Matters. The Company has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive
officers  and  directors  of  the  Company  are  also  named   as
defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between April
24,  1997  and  September  26, 1997 (the  "Class  Period").   The
complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The defense of these actions may cause some disruption in the Company's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

                   PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

               The  Company  has  been named as  a  defendant  in
          several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 2.   Changes in Securities

          None.

ITEM 3.   Defaults upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          None.

ITEM 6.    Exhibits And Reports On Form 8-K

          (a)  Exhibits

                  Financial Data Schedules (submitted for SEC use
                   only)

          (b)  Reports on Forms 8-K.

               1.   Current Report on Form 8-K filed on September
                 18, 1998, reporting the information set forth in the Company's press releases dated September 4, 1998 regarding a shareholder lawsuit, and September 11, 1998 regarding a workforce reduction.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CYMER, INC.
                                   (Registrant)


Date:  November 10, 1998                By:    /s/  WILLIAM A. ANGUS, III

                                            William A. Angus, III
                                            Sr. Vice President and
                                            Chief Financial Officer