Form 10-K
period 1998-12-31
CYMER INC
filed 1999-03-30
CIK 897067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998 or

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

                                                         Name of each Exchange
    Title of each class                                   on which registered
Common Stock, $.001 par value                            Nasdaq National Market
Preferred Share Purchase Rights                          Nasdaq National Market


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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $23 5/8 for shares of the registrant's Common Stock on March 15, 1999 as reported on the Nasdaq National Market, was approximately $621,659,391. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 15, 1999:  27,479,312.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: portions of registrant's proxy statement for its annual meeting of stockholders to be held on May 20, 1999 (Part III).

                                  CYMER, INC.

                        1998 Annual Report on Form 10-K

                               TABLE OF CONTENTS

PART I                                                                     1
   Item 1.  Business                                                       1
   Item 2.  Properties                                                    10
   Item 3.  Legal Proceedings                                             10
   Item 4.  Submission of Matters to a Vote of Security-Holders           11
PART II                                                                   12
   Item 5.  Market for Registrant's Common Stock and Related
            Stockholder Matters                                           12
   Item 6.  Selected Financial Data                                       12
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           14
   Item 7A. Quantitative and Qualitative Disclosures About Market
            Risk                                                          30
   Item 8.  Financial Statements and Supplementary Data                   31
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           31
PART III                                                                  31
   Item 10. Directors and Executive Officers of the Registrant            31
   Item 11. Executive Compensation                                        31
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management                                                    31
   Item 13. Certain Relationships and Related Transactions                31

PART IV                                                                   32
   Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                   32




          CYMER is a registered trademark of Cymer, Inc.

      AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (TOGETHER WITH ITS WHOLLY-OWNED AND MAJORITY-OWNED SUBSIDIARIES COLLECTIVELY "CYMER") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 20 HEREOF. CYMER MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN CYMER'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS
REPORTS TO STOCKHOLDERS.   CYMER DOES NOT UNDERTAKE TO UPDATE  ANY  FORWARD-
LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF CYMER.

                                 PART I

Item 1.  Business

General

     Cymer is the world's leading supplier  of  excimer  laser illumination
sources,  the essential light source for deep ultraviolet   ("DUV")
photolithography systems used in the manufacture of semiconductors. DUV lithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today's most advanced semiconductor devices. Cymer's lasers are incorporated into step-and-repeat and step-and-scan photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. Cymer believes that its excimer lasers constitute a substantial majority of all excimer lasers incorporated in DUV photolithography
tools.   Cymer's  customers  include  all  five manufacturers  of DUV photolithography systems: ASM Lithography, Canon, Nikon, SVG Lithography and Ultratech Stepper. Photolithography systems incorporating Cymer's excimer lasers have been purchased by each of the world's 20 largest semiconductor manufacturers: AMD, Fujitsu, Hitachi, Hyundai, IBM, Intel, LG Semicon, Lucent, Micron, Motorola, NEC, Philips, Samsung, SGS-Thomson, Siemens, Texas Instruments, Toshiba, TSMC, UMC, and Winbond.

Products

     Cymer's   products   consist  of  photolithography   lasers, industrial
high power lasers and replacement parts.

     Photolithography Laser Products

     Cymer's photolithography lasers produce narrow bandwidth pulses of short wavelength light. The lasers permit very fine feature resolution and high throughput. Cymer has designed its lasers to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.

      5000 Series - The 5000 Series lasers are 1000Hz solid state pulse power
krypton  flouride  (KrF)  248nm  excimer   lasers engineered  using modular
construction. Enabling higher device yields by delivering improved energy stability, they are designed specifically for use in manufacturing semiconductors with 0.25um and smaller design rule features. This series includes three models:
         ELS-5000 - Providing 10W of output power, this KrF laser is used with optical designs requiring bandwidths less than 0.8pm, in stepper and scanner applications.
         EX-5000 - With 15W of output power, this model is used for scanner applications with catadioptric lens designs.
        ELS-5010 - Designed for the next generation of steppers and scanners with numerical apertures as high as 0.7. The ELS-5010 provides 10W of output power, controls bandwidth to -/<2.0pm, 95% energy integral, and integrated energy stability to <+/-0.6% in a 40 pulse window.

      6000 Series - The ELS-6000 is a 2000Hz repetition rate, KrF 248nm excimer laser enabling 0.18um and below integrated circuit (IC) production. This laser addresses next-generation lithography applications with 0.7 numerical aperture lens design. The ELS-6000 provides 20 watts of output power, controls bandwidth to -/<2.0pm, 95% energy integral, and integrated energy stability to
<+/-0.5% in a 32 pulse window. The higher repetition provides better dose control in stepper applications, and enables improved exposure uniformity in scanner applications and significant improvement in wafer throughput for both stepper and scanner lithography tools.

       Cymer's lasers incorporate advanced software control and diagnostic systems. The control system provides users with on-line monitoring of laser operating conditions, with approximately 129 diagnostic readings (including flow rate, temperatures, pressures and light quality), that are automatically
monitored by the photolithography tool's  control  system.   Additionally,
approximately  262  configurable parameters can  be  adjusted  to optimize  the
laser's performance for each customer's system.   A portable computer attached
to the laser logs  this   data, automatically  providing critical information
about  performance and   reliability.  The  lasers  are  also  designed   for
easy serviceability, with most major modules and components articulated for easy swing-out or roll-out motion to facilitate inspection and replacement.

     Cymer continues to develop, and offer for sale to its customers, its next generation argon flouride (ArF) excimer laser. The ArF laser incorporates the advanced technological features and modular design of the 5000 series lasers providing power output of 5 watts of 193nm wavelength light. Cymer believes its ArF laser will be capable of producing critical feature sizes below 0.10 microns.*

     Industrial High Power Laser Products

     Cymer's HPL-100K/110K series KrF excimer lasers are designed to  meet the rigors of high duty cycle industrial usage, such as microdrilling, micromachining and annealing applications. The laser operates at a
200 to 250Hz pulse repetition rate and provides average power output of 100 watts for the HPL-100K and 110 watts for the HPL-110K. The pulse repetition rate and high power makes these lasers well suited for
micro-fabrication processes.   Cymer  is  currently focusing  its  development
and marketing efforts on its photolithography laser products, and Cymer expects minimal revenues from industrial laser products in 1999.*

     Replacement Parts

     Certain components and subassemblies included in Cymer's lasers require replacement or refurbishment following continued operation. For example, the discharge chamber of Cymer's lasers has an expected life of approximately three to five billion pulses, depending on the model. Cymer estimates that a laser used in a semiconductor production environment will
require one to two replacement  chambers  per  year.   Similarly,  certain
optical components of the laser deteriorate with continued exposure to DUV light and require periodic replacement. Cymer provides these and other spare and replacement parts for its photolithography lasers as needed by its customers. On a limited basis, Cymer also refurbishes and resells complete laser systems.

Customers and End Users

     Cymer sells its photolithography laser products to each of the five manufacturers of DUV photolithography tools:

     ASM Lithography              Nikon                    Ultratech Stepper
     Canon                        SVG Lithography

     Cymer believes that maintaining and strengthening customer relationships will play an important role in maintaining its leading position in the photolithography market. Cymer works closely with its customers to integrate Cymer's products into their photolithography tools and is collaborating with certain of its customers on advanced technology developments under jointly
funded  programs.   Sales  to ASM Lithography,  Canon  and  Nikon accounted
for 37%, 20% and 31%, respectively, of total revenue in 1998.

     End  users of Cymer's lasers include the world's 20  largest semiconductor
manufacturers.   The following semiconductor manufacturers  have  purchased one or more  DUV  photolithography tools incorporating Cymer's lasers:

United States                      Japan                 Taiwan/Southeast Asia

Advanced Micro Devices             ASET                  Chartered Semiconductor
Cypress                            Epson                 ERSO
Digital Equipment Corporation      Fujitsu               HNS
Dominion Semiconductor             Hitachi               Macronix
Hewlett Packard                    KTI                   Mosel
IBM                                Matsushita            Nan-Ya
Integrated Device Technology       Mitsubishi Electric   ProMOS
Intel                              NEC                   Tech Semiconductor
LSI                                NTT                   TSMC
Lucent/Cirent                      Oki Electric          UMC
Micron Technology                  Rohm                  USC
Micrus                             Sanyo                 USIC
Motorola                           Sharp                 Vanguard International
National Semiconductor             Sony                  Winbond
Rockwell                           Toshiba               WSMC
SEMATECH**                         Yamaha
Texas Instruments
VLSI
White Oak


Korea                      Europe

Anam-TI                    C-NET
ETRI                       IMEC
Hyundai                    LETI
LG Semiconductor           Philips
Samsung                    SGS THOMSON
                           Siemens


** A semiconductor industry consortium.

Backlog

     Cymer  schedules  production  of  lasers  based  upon  order backlog  and
informal  customer forecasts.   Cymer  includes  in backlog  only those orders
to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, Cymer's backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 1998, Cymer had a backlog of approximately $37.3 million, compared with a backlog of $108.7 million at December 31, 1997.

Manufacturing

     Cymer's manufacturing activities consist of material management, assembly, integration and testing. These activities are performed in a 134,000 square foot facility in San Diego, California that includes approximately 32,000 square feet of class 1000 clean room manufacturing and test space. In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more efficiently to customer demand, Cymer has outsourced many of its subassemblies. Cymer's outsourcing strategy is exemplified by the modular design of Cymer's 5000 and 6000 series lasers, for which substantially
all of the nonproprietary   subassemblies  have  been   outsourced.    Cymer
believes that the highly outsourced content and manufacturable design of the 5000 and 6000 series lasers allows for reduced manufacturing cycle times and increased output per employee.

     To meet current and anticipated demand for its products, Cymer must continue to increase the rate by which it manufactures and tests modules,
spares  and  replacement  parts  for   its photolithography  laser  systems.
In order to accomplish this objective, Cymer intends to continue to provide additional training to manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop its supplier management and
engineering  capabilities.*   Cymer is also increasingly relying on outside
suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet Cymer's
manufacturing schedules.   The  failure by one or more of  these  suppliers to
supply Cymer on a timely basis with sufficient quantities of components or subassemblies that perform to Cymer's specifications could affect Cymer's ability to deliver completed lasers to its customers on schedule.

     In addition to the manufacturing capacity at its facilities in San Diego, California, Cymer has qualified Seiko of Japan as a contract manufacturer of its photolithography excimer lasers. In order to ensure uniformity of product for all customers, Cymer maintains control of all work flow design, manufacturing process, engineering changes and component sourcing decisions. Cymer manufactures and seals all core technology modules in San Diego. The agreement expires in 2001, but will automatically renew every two years thereafter, unless one year's notice to terminate is given by either party. Seiko began production of lasers for Cymer in the first quarter of 1997.

     Certain of the components and subassemblies included in Cymer's products are obtained from a single supplier or a limited group of suppliers.
In particular, there  are  no  alternative sources   for   certain  of  the
components and subassemblies, including certain optical components and pre-ionizer tubes used in Cymer's lasers. In addition, Cymer is increasingly outsourcing the manufacture of various subassemblies. To date Cymer has been able to obtain adequate supplies of the components and subassemblies used in the production of Cymer's laser systems in a timely manner from existing sources. If in the future Cymer is unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet Cymer's quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on Cymer's business, financial condition and results of operations.

Sales and Marketing

     Cymer's  sales and marketing efforts have been predominately focused on
DUV  photolithography  tool  manufacturers.   Cymer markets  and sells its
products through its own worldwide direct sales force. Cymer is in the process of developing product and applications engineering teams to support the account managers and Cymer's customers. Cymer believes that to facilitate the sales process it must work closely with and understand the requirements of semiconductor manufacturers, the end users of Cymer's products. Cymer visits major semiconductor manufacturers, and their representatives attend Company-sponsored seminars on advanced excimer photolithography. In Japan, Cymer sponsors an annual seminar with Seiko in conjunction with SEMICON Japan. This seminar has attracted representatives of semiconductor manufacturers from Japan, Korea, the United States and SEMATECH, as well as photolithography tool manufacturers and other photolithography process suppliers.

Service and Support

     Cymer believes its success in the semiconductor photolithography market is highly dependent upon after-sales support of both the customer and the end user. Cymer supports its customers with field service, technical service engineers and training programs, and in some cases provides ongoing on-site technical support at the customer's manufacturing facility. Prior to shipment, Cymer's support personnel typically assist the customer in site preparation and inspection and provide customers with training at Cymer's facilities or at the customer's location. Customers and end users are also provided with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

     Cymer's field engineers and technical support specialists are based at its San Diego headquarters, and at its field service offices in Santa Clara,
Austin, and near Boston.   Support in Europe,  Japan, Korea, Singapore and
Southeast Asia are provided by Cymer's subsidiaries located within those regions. As part of its customer service, Cymer maintains an inventory of spare parts at each of its service facilities. As Cymer's installed base grows so does the demand for replacement parts to satisfy worldwide support requirements for direct customers' support organizations, as well as Cymer's own logistics organization. In order to meet this demand, Cymer must continue to expand its production of component modules which are required for new systems as well as for support and warranty requirements.

     Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, Cymer believes it is essential to establish, through trained third party sources or through its own personnel, a rapid response capability to service its customers throughout the world. Accordingly, Cymer intends to continue its expansion of the direct support infrastructure
in  Japan,  Korea,  Taiwan  and Southeast  Asia,  Singapore and Europe.*   The
establishment of these activities will entail recruiting and training qualified personnel or identifying qualified independent firms and building effective and  highly  trained organizations  that  can  provide service  to  customers
in various countries  in  their  assigned regions.   There can be no assurance
that Cymer will be able to attract qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

     Cymer generally warrants its products against defects in design, materials and workmanship for the earlier to occur of between 17 and 24 months from the date of shipment or 12 months after acceptance by the end user.

Research and Development

     The semiconductor industry is subject to rapid technological change and
new product introductions and enhancements.   Cymer believes that continued and
timely development and introduction of new and enhanced laser products are essential for Cymer to maintain its competitive position. Cymer intends to continue to develop its technology and innovative products to meet customer
demands.*   Current projects include enhancements to Cymer's  KrF and  ArF lasers and the development of the next generation of photolithography lasers. Other research and development efforts are currently focused on reducing manufacturing costs, lowering the cost of laser operation, enhancing laser performance and developing new features for existing lasers.

     Cymer has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts.* Research and development expenses for 1996, 1997 and 1998 were approximately $11.7 million, $25.0 million and $30.2 million, respectively.

     In addition to funding its own research and development projects, Cymer has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH in order to develop advanced technology for current and future laser systems based on Cymer's core technology. Revenues generated from research and development contracts amounted to approximately $2.5 million, $2.5 million, and $313,000 during 1996, 1997, and 1998, respectively.

Intellectual Property Rights

     Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents and as of December 31, 1998, Cymer owned 36 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to December 2018 and had applied for 56 additional patents in the United States,
4 of which had been allowed. As of December 31, 1998, Cymer also owned 9 foreign patents and had filed 147 patent applications in various foreign
countries. There   can   be   no  assurance  that  Cymer's  pending   patent
applications or any future applications will be approved, that any issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications
until 1993 and has therefore lost the right to  seek patent   protection  in
those  countries  for  certain  of   its inventions.   Additionally, because
foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to Cymer will adequately protect Cymer's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate Cymer's products or, if patents are issued to Cymer, design around the patents issued to Cymer.

     Others may have filed and in the future may file patent applications that are similar or identical to those of Cymer. To determine the priority of inventions, Cymer may have to participate in interference proceedings
declared by  the  United States   Patent  and  Trademark  Office  that  could
result in substantial cost to Cymer. No assurance can be given that any such patent application will not have priority over patent applications filed by Cymer.

     Cymer also relies upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its confidential and proprietary information.  Despite these efforts,
there can be  no assurance   that   others  will  not  independently  develop
substantially equivalent proprietary information and techniques or otherwise gain access to Cymer's trade secrets or disclose such technology or that Cymer can meaningfully protect its trade secrets.

     Cymer has in the past funded a significant portion of its research and development expenses from research and development revenues received from photolithography tool manufacturers and from SEMATECH in connection with the design and development of specific products. Although Cymer's arrangements with photolithography tool manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by Cymer, there can be no assurance that disputes over the ownership or rights to use or market such intellectual property will not arise between Cymer and such parties. Any such dispute could result in restrictions on Cymer's ability to market its products and could have a material adverse effect on Cymer's business, financial condition and results of operations.

      Cymer  has  in  the past been, and may in  the  future  be, notified that it may be infringing intellectual property  rights possessed  by  third
parties.   Cymer's  Japanese  manufacturing partner,   Seiko,   was  in  1996
notified  by   Komatsu   Ltd., ("Komatsu"), one of Cymer's competitors, that
certain aspects  of Cymer's   lasers  might  infringe  three  patents  (the
"Komatsu Patents") that had been issued to Komatsu in Japan, and that Komatsu intended to enforce its rights under the Komatsu Patents against
Seiko  if  Seiko  continued to engage  in  manufacturing activities  for
Cymer.   In connection  with  its  manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer has engaged in discussions with Komatsu with respect to the Komatsu Patents, in the course of which Komatsu has also identified to Cymer a number
of pending applications and  additional  patents.   Cymer, in consultation with
Japanese patent counsel, has initiated oppositions to the Komatsu Patents and the applications in the Japanese Patent Office. Cymer has been advised by its patent counsel in this matter, which is relying in part on the opinion of Cymer's Japanese patent counsel, that in the opinion of such firm Cymer's
products do not infringe any valid claims  of  the Komatsu  Patents.   However,
there can be no assurance that litigation will not ensue with respect to these claims, that Cymer and Seiko would ultimately prevail in any such litigation or that Komatsu will not assert infringement claims under additional patents.

     Any patent litigation would, at a minimum, be costly and could divert the efforts and attention of Cymer's management and technical personnel which could have a material adverse effect on Cymer's business, financial condition and results of operations. Furthermore, there can be no assurance that other infringement claims by third parties or other claims for indemnification by customers or end users of Cymer's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect Cymer's business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party's
intellectual  property  rights.   There  can  be  no   assurance, however,
that a license will be available on reasonable terms, if at  all.   Cymer
could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

     Cymer has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations in certain
countries.    In  Japan,  Cymer's application for registration was rejected on the grounds that  it is  similar  to a trademark previously registered by  a
Japanese company  for  a  broad range of products.   Cymer  is  seeking  a
partial nullification of that registration with respect to laser devices and related components and does not believe that the holder of that trademark is engaged in any business similar to that of Cymer. For this reason, Cymer is continuing to use the trademark CYMER in Japan and believes that it will ultimately be permitted to register such mark for use with its products and that it is not infringing that company's trademark.* There can be no assurance that Cymer will ultimately succeed in its efforts to register its trademark in Japan or that it will not be subjected to an action for trademark infringement, which could be costly to defend and, if successful, would require Cymer to cease use of the mark and, potentially, pay damages.

     Effective August 1, 1989 and lasting until the expiration of the licensed patents, Cymer entered into an agreement for a nonexclusive worldwide license to use or sell certain patented laser technology with Patlex Corp., a patent holding company ("Patlex"). Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of
its  lasers.   Beginning in 1997, the  royalties  are subject to an annual cap of $100,000 per year. During 1996, 1997 and 1998, royalty fees totaled $226,000, $49,000, and $100,000, respectively.

     Cymer has granted to Seiko the exclusive right in Japan and the non-exclusive right outside of Japan to manufacture and sell Cymer's industrial
high power laser and subsequent  enhancements thereto.   Cymer has also granted
Seiko a right of first refusal to fund Cymer's development of, and receive a license to, new industrial laser technologies not developed with funding from other parties. In exchange for these rights, Cymer received up-front license fees of $3.0 million. Cymer is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is
subject to renegotiation.   The license agreement also provides that product
sales between Cymer and Seiko will be at a 15% discount from the respective companies' list prices. The agreement terminates in August 2012.

Competition

     Cymer believes that the principal elements of competition in Cymer's markets are the technical performance characteristics of the excimer laser products; the cost of ownership of the system, which is based on price, operating cost and productivity; customer service and support; and product
availability.   Cymer believes  that  it  competes  favorably with respect to these factors.

     Cymer currently has three competitors in the market for excimer laser systems for photolithography applications, Lambda-Physik ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc., Komatsu, Ltd. ("Komatsu") and Ushio, both located in Japan. All of these companies are larger than Cymer, have access to greater financial, technical and other resources and are
located in closer proximity to  Cymer's  customers.   Although  Cymer believes
that these competitors are not yet supplying excimer lasers in volume for photolithography application, Cymer believes that Lambda-Physik and Komatsu
are aggressively seeking to  gain larger  positions  in  the  market.   Cymer
believes that its customers have each purchased one or more products offered by these competitors and that its customers will continue to actively qualify these competitors' lasers in their search for a second source. If competitors successfully qualify their lasers for use with chipmakers, Cymer could lose market share and its growth could slow or even decline.  In the future,  Cymer  will likely  experience  competition from  post-optical  technologies, such as EUV, and scalpel processes.
To remain competitive, Cymer believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of
investment in research and development and  sales  and marketing.   There  can
be no assurance  that  Cymer  will  have sufficient   resources  to  continue
to make the investments necessary to maintain its competitive position. In addition, the market for excimer lasers is still small and immature and there can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers,
will not attempt to enter the market.   There can be no assurance that Cymer
will remain competitive.

A failure to remain competitive would have a material adverse effect on Cymer's business, financial condition and results of operations. See "Risk Factors-Competition."

Employees

     On December 31, 1998, there were 703 persons employed by Cymer, including 63 in Japan. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as Cymer is aware. Cymer has not experienced any work stoppages and believes that its employee relations are good.

Executive Officers

     Set forth below is certain information regarding the executive officers of Cymer and their ages as of December 31, 1998.

      Name              Age                           Position

Robert P. Akins         47              Chairman of the Board, Chief Executive
                                        Officer and President

William A. Angus, III   52              Senior Vice President, Chief Financial
                                        Officer and Secretary

Pascal Didier           40              Senior Vice President, Worldwide
                                        Customer Operations

Edward "Ted" Holtaway   43              Senior Vice President, Process Quality

G. Scott Scholler       48              Senior Vice President, Operations

     Robert P. Akins, a co-founder of Cymer, has served as its President, Chief Executive Officer and Chairman of the Board since its inception in January 1986. From 1980 to 1985, Mr. Akins was a Senior Program Manager for HLX, Inc., a manufacturer of laser and defense systems, where he was responsible for managing the development of compact excimer lasers for military communications applications and an excimer laser trigger for the particle beam fusion accelerator at Sandia National Laboratories. Mr. Akins received a B.S. in Physics and a B.A. in Literature in 1974, and a Ph.D. in Applied Physics in 1983, from the University of California, San Diego.

     William A. Angus, III has served as Senior Vice President and Chief Financial Officer since February 1996 and Secretary of Cymer since July 1990. From July 1990 to February 1996, Mr. Angus served as Vice President of Finance and Administration. From April 1988 to June 1990, Mr. Angus was Executive Vice President and Chief Operating Officer, and from May 1985 to April 1988, Chief Financial Officer, of Avant-Garde Computing Inc., a manufacturer of data communications network management systems. Mr. Angus graduated from the Wharton School of the University of Pennsylvania with a B.S. in Economics in 1968.

     Pascal Didier has served as Senior Vice President, Worldwide Customer
Operations since October  1997.   From  July  1997  to October  1997, he served
as Vice President, Marketing and Sales. From June 1996 to July 1997, Mr. Didier was Vice President of Worldwide Sales & Field Operations, and from June 1995 to June 1996, Vice President of Asia/Pacific of GaSonics International, a supplier of capital equipment for photoresist removal and isotropic etching for the semiconductor industry.  From  1983  to 1995,
Mr. Didier served in various marketing and management positions at Megatest Corporation, a supplier of test equipment for the semiconductor industry. From June 1993 to June 1995, he was Megatest's Vice President of International Operations, from June 1990 to June 1993, Director of International Operations, from July 1989 to June 1990, a Software Marketing Manager and
from  1983  to  1989,  European Technical  Manager.   Mr.  Didier received  a
Bacalaureate in Business and Administration in 1978 from College de Paris and a Bacalaureate Superieur in 1979 from Electronique Institut Universitaire de Lyon.

      Edward "Ted" Holtaway has served as Senior Vice President, Process Quality since July 1998. He joined Cymer in April 1998 as Vice President
of  Process Quality.   Prior  to  that,  Mr. Holtaway  spent 13 years with San
Diego-based Brooktree Corp., a fabless semiconductor company acquired by Rockwell Semiconductor Systems in September of 1996. During his tenure at
Brooktree, Mr.  Holtaway's  executive  posts included:   Vice  President  of
Corporate Quality from 1989 to 1995; Vice President and Managing Director of Brooktree's Singapore operations from 1995 to 1996; and most recently, Director of Rockwell's San Diego operations from 1997 to 1998. Mr. Holtaway received a B.S. in Electrical Engineering from the New Jersey Institute of Technology, an M.S. in Electrical Engineering from the

Polytechnic Institute of  New York, and an M.B.A. from San Diego State
University.

     G.  Scott  Scholler  has  served as Senior  Vice  President, Operations of Cymer since March 1996. From June 1995 to February 1996, Mr. Scholler served as a consultant in product development and program management for Electro Scientific Industries, a manufacturer of semiconductor capital equipment. From March 1994 until October 1995, Mr. Scholler was a co-founder and President of Black Rose Ltd., a developer of computer telephone software
for  automated  commerce  applications.   From  August 1992 to September 1994,
he was Senior Vice President of Operations for Whittaker Communications, Inc., a wholly-owned subsidiary of Whittaker Corporation and a
manufacturer  of  high-performance multimedia  servers.   From  October 1988
to August 1992, Mr. Scholler served as Vice President of Operations for Etec Systems, Inc., a manufacturer of semiconductor capital equipment and as General Manager of its Laser Lithography subsidiary. From 1986 to 1988,
Mr. Scholler was Director of Engineering, and from 1983 to 1986, Director of Manufacturing, of the Etch Products Division of Applied Materials Inc., a supplier of equipment to the semiconductor industry. Mr. Scholler received a B.S. in Nuclear Engineering from the United States Military Academy at West Point in 1972 and an M.S. in Research and Development Management in 1978 from the University of Southern California.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Cymer.

Item 2.  Properties

     Cymer's corporate headquarters, manufacturing, engineering and R&D facilities are located in San Diego, California housed in multiple buildings totaling approximately 253,000 square feet. All building facilities are leased by Cymer under leases expiring between August 2002 and January 2010. In February 1999, Cymer purchased 2 lots of land, adjacent to their current facilities, which total approximately 5.98 acres. For use as field service offices, Cymer also leases a 400 square foot facility near Boston, Massachusetts under a lease expiring August 1998, a 1,857 square foot facility in Santa Clara, California under a lease expiring September 2000, and a 1,627 square foot facility in Austin, Texas under a lease expiring September 2000. For use as field service and sales offices, Cymer leases 13,831 square feet of facilities in Ichikawa, Japan under a renewable two year lease expiring in June 2000, 6,390 square feet in Osaka Japan under a lease expiring in December 1999, 4,184 square feet in Pundang, Korea under a lease expiring August 1999, 1,754 square feet in Hsin Chu, Taiwan under a lease expiring June 1999 and 1,866 square feet in United Square, Singapore under a lease expiring in May 2000. Cymer intends to add additional field service offices as necessary to service and support its customers.

Item 3.   Legal Proceedings

      Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period").
The  complaints  allege  claims  under  the   federal securities laws.  The
plaintiffs allege that Cymer and the other defendants made various material representations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action. No lead plaintiff has yet been appointed and a consolidated complaint has not yet been filed. Discovery has not yet commenced. Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of the security holders of Cymer during the fourth quarter of the fiscal year ended December 31, 1998.

                                 PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Cymer's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "CYMI" since September 19, 1996. Cymer's initial public offering price was $4.75 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices of Cymer's Common Stock as reported by the Nasdaq National Market. All per share prices reflect a 2-for-1 stock split effected in August 1997.

                                                        High            Low
Year ended December 31, 1996
   Third quarter (beginning Sept. 19, 1996)            $8 7/8        $6 13/16
   Fourth quarter                                     $24 1/16       $7  7/8
Year ended December 31, 1997
   First quarter                                      $27 3/16       $15 1/2
   Second quarter                                     $29            $17 11/16
   Third quarter                                      $48 3/4        $24 3/8
   Fourth quarter                                     $30 7/8        $14 15/16
Year ended December 31, 1998
   First quarter                                      $22 9/16       $14 7/8
   Second quarter                                     $27 1/2        $14 7/8
   Third quarter                                      $18 5/8        $8 1/2
   Fourth quarter                                     $19 1/4        $6 1/2

The closing sales price of Cymer's Common Stock on  the  Nasdaq National
Market was $23 5/8 on March 15, 1999 and there were 469 registered holders of record as of that date.

Cymer has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the forseeable future.

Item 6.   Selected Financial Data

  The  following selected consolidated financial data  should  be read  in conjunction with  Cymer's consolidated financial statements and notes thereto and with Management's  Discussion and  Analysis  of Financial Condition and
Results of Operations, which  are included elsewhere in this Annual Report on
Form 10-K.  The consolidated statement of operations data for the years ended
December  31,  1996,  1997 and 1998 and the consolidated  balance sheet  data at December 31, 1997 and 1998 are derived  from, and are qualified  by reference  to,  the  consolidated  financial statements included elsewhere in
Annual Reports on Form 10-K  and 10-K/A,  which  have been audited by Deloitte
& Touche  LLP.  The consolidated  statement of operations data for  the  years ended December  31,  1994 and 1995, and the consolidated balance sheet data at  December  31, 1994, 1995, and 1996,  are  derived  from consolidated financial statements not included  in  this  Annual Report  on Form 10-K,
which have also been audited by Deloitte  & Touche   LLP.   These  historical
results  are  not  necessarily indicative of the results to be expected in the future.


                                            Years Ended December 31,
                                   1994     1995      1996     1997      1998
                                   (in thousands, except per share data)
Consolidated Statement of
Operations Data:
Revenues:
   Product sales                 $7,705    $15,576   $62,510  $201,191  $184,828
   Other                          1,216      3,244     2,485     2,456       313
      Total revenues              8,921     18,820    64,995   203,647   185,141

                                            Years Ended December 31,
                                  1994      1995      1996     1997     1998
                                     (in thousands, except per share data)
Costs and expenses:
   Cost of product sales         4,797     8,786    35,583    123,654  125,713
   Research and development      3,283     6,154    11,742     24,971   30,152
   Sales and marketing           1,780     2,353     5,516     11,992   14,528
   General and administrative      849     1,181     4,270      8,586    9,487
    Total costs and expenses    10,709    18,474    57,111    169,203  179,880
Operating income (loss)         (1,788)      346     7,884     34,444    5,261

Other income (expense) - net      (199)     (241)     (183)       112   (3,568)
Income (loss) before income tax
 (provision) benefit and
  minority interest             (1,987)      105     7,701     34,556    1,693
Income tax (provision) benefit     (58)      (36)   (1,191)    (8,639)   1,250
Minority interest                                                 141     (420)

Net income (loss)              ($2,045)      $69    $6,510    $26,058   $2,523
Basic earnings per share (1)                         $0.33      $0.92    $0.09
Weighted average common shares                      19,868     28,212   28,226
Diluted earnings per share (1)                       $0.29      $0.86    $0.09
Weighted average common and
 potential shares outstanding (1)                   22,420     30,267   29,566

                                                     December 31,
                                      1994     1995     1996     1997     1998
                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents           $2,326   $2,015   $55,405   $51,903  $53,130
Working capital                     (1,557)   3,845    84,743   202,539  198,645
Total assets                         9,172   15,619   129,467   386,119  364,318
Total debt (2)                       6,879    4,164     2,217   176,066  175,924
Redeemable convertible
  preferred stock                   19,290   28,409       -        -        -
Treasury stock                        -        -          -        -     (24,871)
Stockholders' equity (deficit)     (19,752) (21,830)   98,820   125,779  106,531

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

(2) Total debt includes indebtedness for convertible subordinated notes, and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  The following table sets forth certain items in Cymer's statements of operations as a percentage of total revenues for the periods indicated:

                                                1996       1997       1998
Revenues:
   Product sales                               96.2 %     98.8 %      99.8 %
   Other                                        3.8        1.2          .2
     Total revenues                           100.0      100.0       100.0

Cost and expenses:
   Cost of product sales                       54.7       60.7        67.9
   Research and development                    18.1       12.3        16.3
   Sales and marketing                          8.5        5.9         7.9
   General and administrative                   6.6        4.2         5.1
     Total costs and expenses                  87.9       83.1        97.2

Operating income                               12.1       16.9         2.8
Other income (expense) - net                   (0.3)        .1        (1.9)

Income before income tax
 (provision) benefit and
  minority interest                            11.8       17.0         0.9

Income tax (provision) benefit                 (1.8)      (4.3)        0.7
Minority interest                                -          .1        (0.2)

Net income                                     10.0 %     12.8 %       1.4 %

Gross margin on product sales                  43.1 %     38.5 %      32.0 %

  YEARS ENDED DECEMBER 31, 1997 AND 1998

     Revenues. Cymer's total revenues consist of product sales, which include sales of laser systems and spare parts and service and training, and other revenues, which primarily include revenue from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection or other conditions, in which case revenue is recognized
at the time such conditions are satisfied.   Funded development contracts are
accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates for costs to complete the development project.

  Product sales decreased 8% from $201.2 million in 1997 to $184.8 million in 1998, primarily due to lower sales of DUV photolithography laser systems. A total of 460 laser systems were sold in 1997 compared to 341 laser systems in 1998. The decrease was primarily attributable to the overall market decline in the semiconductor industry during 1998. Cymer's installed base of lasers continued to rise in 1998 supporting Cymer's belief that revenues from spares, replacement parts and services will become an increasingly larger component of product sales.* Funded development revenues declined from $2.5 million for 1997 to $313,000 for 1998, primarily due to completion of larger laser research projects sponsored by SEMATECH. Cymer expects that funded development revenues will continue to decrease as a percentage of total revenues as Cymer focuses on product sales.*

  Cymer's   sales  are  generated  primarily  by   shipments  to customers in
Japan, the Netherlands, and the United States. Approximately 81%, 89%, and 88% of the Company's sales in 1996, 1997, and 1998, respectively, were derived
from customers outside the  United  States.   Cymer maintains  a  wholly-owned
Japanese subsidiary  which sells to Cymer's Japanese customers.   Revenues from
Japanese customers, generated primarily by this subsidiary, accounted for 61%, 65%, and 48% of revenues in 1996, 1997, and 1998, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products
purchased by  the  subsidiary from the parent corporation.   All  costs  of
development  and production of Cymer's products, including  costs of  shipment
to Japan, are recorded on the books of the parent company.   Cymer anticipates
that international sales will continue to account for a significant portion of its net sales.*

  Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

  Cost of product sales rose 2% from $123.7 million in 1997 to $125.7 million in 1998 primarily due to additional inventory obsolescence reserves recognized during the fourth quarter of 1998 offset by lower sales volume in 1998. The gross margin on these sales decreased from 38.5% in 1997 to 32.0% in 1998 primarily due to a $5.8 million obsolete inventory reserve associated with the accelerated customer acceptance of the 5010 series lasers over the 5000 series lasers, and an increase in foreign field support overhead costs as Cymer continued to build its worldwide field support infrastructure in Japan, Singapore, Europe, Korea and Southeast Asia in order to provide fast and responsive service to the semiconductor manufacturers.

  Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of income as the
related sales are recognized.   Cymer recognized net gains on such contracts of
$5.8 million and $4.5 million for the years ended December 31, 1997 and 1998, respectively.

    Research and Development. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 21% from $25.0 million in 1997 to $30.2 million in 1998, due primarily to increased product support efforts associated with the release of Cymer's 5010 series lasers, the ongoing development of the 6000 series laser, and the continued development of new laser products. As a percentage of total revenues, such expenses rose from 12.3% to 16.3% in the respective periods due to the decline in Cymer's revenues as well as the increase in development expenditures throughout 1998. Cymer expects that research and development expenses will increase in absolute dollars and as a percentage of revenues in 1999 as Cymer continues to invest in the development of new products and product enhancements.*

  Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 21% from $12.0 million in 1997 to $14.5 million in 1998, due primarily to increased product management and sales support efforts and marketing infrastructure activities developed over the
period.   As a percentage of total revenues,  such  expenses rose  from 5.9%
to 7.9% in the respective periods due to a decrease in overall revenues from period to period as well as an increased focus on building a worldwide sales and marketing team in 1998 and beyond.

  General  and  Administrative.   General  and  administrative expenses
consist  primarily  of  management  and  administrative personnel costs,
professional  services  and   administrative operating  costs.  General and
administrative expenses increased 10% from $8.6 million in 1997 to $9.5 million in 1998, due to ongoing process quality development costs and an increase in general and administrative support as Cymer's overall level of
business activity increased.   As a percentage of total revenues, such expenses
increased from 4.2% to  5.1%  in  the  respective periods.

  Other Income (Expense)-net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen
against the United States  dollar.   Net  other  income  (expense)  decreased
from $112,000 of net other income for 1997 to $3.6 million of net other expense for 1998, primarily due to the increase in interest income associated with the investment of excess cash and a foreign exchange gain in 1998 versus a net loss in 1997, offset by a full year of interest expense associated
with the convertible  subordinated  notes  in  1998.   Foreign   currency
exchange loss totaled $359,000, interest income totaled $5.3 million, and interest expense totaled $4.8 million for 1997, compared to a foreign exchange gain of $692,000, interest income of $7.4 million and interest expense of $11.6 million for 1998.

  Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments to Cymer. The gains or losses from these contracts are recorded as a component of cost of product sales, while the remaining foreign currency exposure is recorded as other income (expense) in the consolidated statements of operations. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

  Provision for Income Taxes. The tax provision of $8.6 million in 1997 was primarily attributable to the substantial growth in Cymer's pretax income partially offset by the reduction of the deferred tax asset valuation allowance carried over from 1996. The tax benefit of $1.3 million reported in 1998 was primarily attributed to tax credits and permanent differences between taxable income and book income which resulted in a negative effective tax rate for the year.

  YEARS ENDED DECEMBER 31, 1996 AND 1997

  Revenues.   Product sales increased 222% from $62.5 million in 1996 to
$201.2 million in 1997, primarily due to increased sales of DUV photolithography laser systems. A total of 460 laser systems were sold in 1997 compared to 145 laser systems in 1996. Funded development revenues remained constant at $2.5 million for 1996 and 1997, primarily due to the laser research project sponsored by SEMATECH.

  Cost of Product Sales. Cost of product sales rose 248% from $35.6 million in 1996 to $123.7 million in 1997 due to the increase in sales volume. The gross margin on these sales decreased from 43.1% in 1996 to 38.5% in 1997 primarily due to the increase in additional specific warranty reserves of $6.4 million, an increase in field support overhead costs as Cymer continued to build its worldwide field support infrastructure in order to provide fast and responsive service to the semiconductor manufacturers, and one time charges associated with bringing Cymer's new manufacturing facility more fully on line.

  Warranty reserve expenses are included in cost of product sales as the related sales are reported. For 1997, an additional specific warranty reserve was expensed to certain lasers previously shipped.

This additional  warranty  expense  was  to incorporate changes in these lasers to ensure that they meet the current product configuration and specifications. Cymer took a proactive approach to make the necessary hardware and software changes to the laser systems as a preventative maintenance
measure  to  meet performance levels warranted by  Cymer.   These scheduled
changes were completed in early 1998. The gross margin on product sales prior to this specific reserve was 41.7% for the period ended December 31, 1997.

  Cymer recognized net gains on foreign currency exchange contracts of $1.9 million and $5.8 million for the years ended December 31, 1996 and 1997, respectively.

    Research and Development. Research and development expenses increased 113% from $11.7 million in 1996 to $25.0 million in 1997, due primarily to
increased  product  support   efforts associated  with the release of Cymer's
5000 series lasers, the hiring of additional technical personnel and the continued development of new laser products. As a percentage of total revenues, such expenses declined from 18.1% to 12.3% in the respective periods due to the growth in Cymer's revenues.

   Sales and Marketing. Sales and marketing expenses increased 117% from $5.5 million in 1996 to $12.0 million in 1997, due primarily to increased product management and sales support efforts and marketing activities as more lasers were placed in the field over the period. As a percentage of total revenues, such expense declined from 8.5% to 5.9% in the respective periods due to the growth in Cymer's revenues.

   General and Administrative. General and administrative expenses increased 101% from $4.3 million in 1996 to $8.6 million in 1997, due to an increase in general and administrative support as Cymer's sales volume, manufacturing capacity, employee recruiting requirements and overall level of business
activity increased.    As  a percentage of total revenues,  such  expenses
decreased from 6.6% to 4.2% in the respective periods.

   Other Income (Expense)-net.   Net  other  income  (expense) increased from
$183,000 of net other expense for 1996 to $112,000 of net other income for 1997, primarily due to the increase in interest income associated with the investment of excess cash, offset by interest expense associated with the convertible subordinated notes issued in 1997 and a foreign currency exchange loss for 1997. Foreign currency exchange gains totaled $161,000, interest income totaled $347,000, and interest expense totaled $691,000 for 1996, compared to a foreign exchange loss of $359,000, interest income of $5.3 million and interest expense of $4.8 million for 1997.

   Provision for Income Taxes. The income tax provision in 1996 was primarily attributable to the growth in Cymer's pre tax income offset by net operating
loss carryforwards  from  prior years.   The tax provision of $8.6 million in
1997 was primarily attributable to the substantial growth in Cymer's pretax income partially offset by the reduction of the deferred tax asset valuation allowance carried over from 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Since  inception,  Cymer  has funded its  operations  primarily through the
private  sale  of  equity  securities   totaling approximately  $27.1  million,
borrowings from certain of its investors for bridge financing, bank borrowings, its September 18, 1996 initial public offering, which resulted in net proceeds to Cymer of approximately $29.7 million, the public offering on December 12,
1996,  which  resulted  in   net   proceeds   of approximately $50.0 million,
and raising a net $167.3 million in a  convertible subordinated note offering
on August 6, 1997.   As of December 31, 1998, Cymer had approximately $53.1
million  in cash   and   cash   equivalents,  $85.6  million  in   short-term
investments, $23.5 million in long-term investments, $198.6 million in working capital and $11.6 million in bank debt.

   Net cash used for operating activities was approximately $8.0 million, and $17.3 million for 1996 and 1997, respectively, whereas net cash was provided by operating activities of $23.2 million for 1998. The increases in cash used in operations for the periods ended December 31, 1996 and 1997 were primarily attributable to increases in accounts receivable and inventory as the working capital requirements of Cymer continued to increase due to the expansion of
the business during these periods.   The net  cash  provided by operating
activities in 1998 was primarily due to increases in depreciation associated with the prior year expansion efforts, offset by decreases in accounts receivable.

  Net cash used for investing activities was approximately $22.9 million, $153.6 million and $5.7 million in 1996, 1997 and 1998. The increase in cash used for investing activities during the periods ended December 31, 1996, 1997 and 1998 primarily reflects the investment activity of funds received through Cymer's public offerings in 1996, and through the convertible subordinated notes offering in 1997 as well as the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements to the field support organizations and manufacturing facility in order to accommodate business expansion throughout the periods.

  Cymer's financing activities provided net cash of approximately $83.6 million, and $167.3 million for 1996 and 1997, respectively. In 1996, Cymer received net proceeds of approximately $79.7 million from its two public offerings, received net proceeds of approximately $6.1 million from the sale of Redeemable Convertible Preferred Stock and decreased bank borrowings by $1.0 million. During the same period, Cymer reduced discounting of commercial drafts in Japan by approximately $1.2 million. In 1997, Cymer issued $172.5 million in convertible subordinated notes with net costs of $5.2 million and, in addition, received $2.1 million in net proceeds for the issuance of common stock and reduced bank debt by $1.8 million. In 1998, Cymer's financing activities used net cash of approximately $13.5 million primarily due to the $24.9 million repurchase of treasury stock offset by $10.1 million in bank loans for the period.

  Cymer has available credit arrangements with a bank permitting borrowings of up to $15.0 million. These borrowings are unsecured and provide for a $15.0 million optional currency revolving line of credit. Cymer has two foreign currency exchange facilities. Cymer had forward foreign exchange contracts at December 31, 1998 to buy $33.2 million for 4.2 billion yen. The total unrecorded deferred loss and discount on these contracts as of December 31, 1998 was approximately $720,000 and $662,000, respectively.

     On January 29, 1998, Cymer announced a program to repurchase up to $50.0 million of Cymer's common stock. As of December 31, 1998 Cymer had purchased 2 million shares at a total cost of $24.9 million.

    Cymer  requires  substantial working  capital  to  fund  its business,
particularly  to  finance  inventories  and   accounts receivable  and for
capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer's products. Cymer believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business during 1999.*


  Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities."   SFAS  No.  133 establishes  accounting
and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for Cymer for the year ending December 31, 2000. Interim reporting for this standard will be required. Cymer has not yet assessed the effect of this standard on Cymer's current reporting and disclosures.

  Impact of Year 2000 Issue

    The Year 2000 Issue ("Y2K") is primarily the result of computer systems using a two-digit format rather than four-digits to indicate the year. Such computer systems will be unable to differentiate between the year 1900 and the year 2000, causing errors and system failures which may disrupt the operations of such systems. Cymer has been addressing this issue and has been
focusing its efforts  through  a  five  step  approach:   (1) identification
of the systems which may be vulnerable to Y2K problems; (2) assessment of the impact on the systems identified; (3) remediation of non-compliant systems and components and determination of solutions for non-compliant suppliers; (4) testing of systems and components following remediation; and
(5) documentation.

      Cymer is 100% complete with the identification of systems which may be vulnerable to the Y2K issue, and is approximately 95% complete with the assessment of the impact on these systems. The assessment includes factory systems, desktop PC's, fax machines, printers, and common software packages in use at Cymer. In addition, all suppliers have been contacted for their Y2K plans and all new software licenses include Y2K statements. Remediation is 100% complete. The testing of systems and components is approximately 95% complete and is expected to be complete by the end of March, 1999.*

      Cymer's ongoing plan is to continue the process of working with suppliers and customers to verify their Y2K readiness by June 30, 1999, as well as to obtain their then-current Y2K related public statements on Y2K compliance.* Cymer plans to evaluate any issues raised in this process in terms of any special actions Cymer should consider taking to reduce related risks, including further follow up with suppliers and customers as the year 2000 approaches.* These and other issues will be included in Cymer's Y2K ongoing action plan.*

     Cymer's Y2K contingency plan consists of the following: (1) offsite backup of all critical data and software; (2) multiple redundant suppliers for all critical data communication and telecommunications services; (3) readiness planning for support personnel; (4) outside consultants identified for rapid availability; and (5) ongoing evaluation and planning for contingencies.*

     Cymer's current laser systems are not Y2K compliant per SEMATECH standards. The laser systems currently require manual intervention to reset the internal clock to account for leap year in the year 2000. Cymer's customers have been informed of the non-compliance and have been provided with instructions for the manual correction of the date between January 1 and
February  28, 2000.   Not  resetting the internal clock would have no  material
impact  on  the  operation  of  the  laser  system.*   Cymer  has demonstrated
and tested the software fix to bring the lasers to full SEMATECH Y2K compliance. These tests have been completed; however, no date has been determined for full deployment of the software upgrade out to the field. Cymer currently has no reason to believe the software upgrade will not be implemented prior to the year 2000.*

    Based  on  the assessment efforts to date, Cymer  does  not believe that
the Y2K issue will have a material adverse effect on Cymer's   consolidated
financial  condition   and   results   of operations.*  The  cost  of  the
Y2K process is estimated at approximately $250,000 of which approximately $125,000 has been incurred.* However, Cymer's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Aside from global infrastructure Y2K requirements, Cymer's worst case scenario may include: supplier and customer purchase, delivery and payment delays;
server  and   desktop computer   failures;  one  or  more  critical  software
systems failures, including embedded control systems; and failure of one or more internal and external communications systems such as telephones, networks, voice mail and paging systems.* Additional potential sources of risk include (a) the inability of key suppliers and customers to be Y2K compliant, (b) the disruption of global transportation channels as a result of general system failures, and (c) an overall failure of necessary infrastructure such as electricity and telecommunications. If any of these were to occur, there could be a material adverse effect on Cymer's consolidated financial condition and results of operations.*

RISK FACTORS

Likely Fluctuations in Operating Results

     Certain Factors Causing Fluctuations

     Cymer's operating results have in the past fluctuated and are likely in the future to fluctuate significantly. These fluctuations depend on a variety of factors which may include:

     * the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;
     * the rate at which semiconductor manufacturers take delivery of photolithography tools from Cymer's customers;
     * cyclicality in the market for semiconductor manufacturing equipment;
     * the timing and size of orders from Cymer's small base of customers;
     * the ability of Cymer to manufacture, test and deliver laser systems in a timely and cost effective manner;
     * the mix of laser models, replacement parts and service revenues;
     * the ability of Cymer's competitors to obtain orders from Cymer's customers;
     * the entry of new competitors into the market for DUV photolithography illumination sources;
     * the ability of Cymer to manage its costs as it supplies its products in higher volumes; and
     * Cymer's ability to effectively manage its exposure to foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by Cymer's Japanese subsidiary are denominated).

In addition, as customers become more efficient at integrating Cymer's lasers into their photolithography tools, reductions in customer laser inventories may affect Cymer's operating results.

     Timing of Revenue Recognition

      Cymer has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number  of  systems.
As a result, the precise timing of the recognition of revenue from an order for a small number of systems can have a significant impact on
Cymer's total  revenues and  operating  results for a particular  period.   If
customers cancel or reschedule orders for a small number of systems or if Cymer cannot fill orders in time to recognize revenue during a particular period, this could adversely affect Cymer's operating results for that period.
For   example,   unanticipated manufacturing,  testing,  shipping or product acceptance delays could cause such cancellations, rescheduling or inability to fill orders promptly.

     Fixed Expenses

     Cymer's expense levels are based, in large part, on Cymer's expectations as to future revenues. Therefore, Cymer's expenses are relatively fixed in the short term. If revenue levels fall below expectations, this would disproportionately and adversely affect net income. Cymer cannot forecast the impact of these and other factors on its revenues and operating results in any future period with any degree of certainty.

     Semiconductor Manufacturer Demand

     Cymer believes that semiconductor manufacturers are currently developing capability for production and pilot production of 0.25um, 0.18um and below devices.* Cymer also believes that the efforts to develop such capability are driving present demand for its excimer lasers for DUV photolithography tools.* Once semiconductor manufacturers have acquired such capability, their demand for Cymer's DUV photolithography tools will depend on whether they want to expand their capacity to manufacture such devices. This will in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV excimer lasers will depend on such demand and process development constraints of the semiconductor manufacturers.*

     Industry Conditions

     Recently, Cymer has increased some aspects of its operations in response to anticipated improvement in industry conditions.
Should these improvements not materialize, the planned increases in spending may delay the return to profitable operations.

      Due to the foregoing, as well as other unanticipated factors, Cymer's operating results will likely fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of Cymer's Common Stock.

Dependence on Single Product Line

      Cymer's only product line is excimer lasers. The primary market for excimer lasers is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for Cymer's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools. Impediments to such adoption include:

* a shortage of engineers with experience implementing, utilizing and maintaining DUV photolithography systems that incorporate excimer laser illumination sources,
* instability   of   photoresists  used  in   advanced   DUV
  photolithography and
* potential shortages of specialized materials used in DUV optics.

There can be no assurance that such impediments can or will be overcome. In any event, such impediments may materially reduce the demand for Cymer's products. Further, if Cymer's customers experience reduced demand for DUV photolithography tools, or if Cymer's competitors are successful in obtaining significant orders from such customers, Cymer's financial condition and results of operations would be materially adversely affected.

Dependence on Semiconductor Industry

       Cymer  derives  substantially all  of  its  revenues  from
photolithography   tool   manufacturers.  Photolithography   tool
manufacturers  depend in turn on the demand  for  their  products from  semiconductor  manufacturers.  Semiconductor  manufacturers depend  on  the  demand  from manufacturers  of  end-products  or systems  that use semiconductors.  The semiconductor industry  is highly cyclical and has historically experienced periodic and significant downturns. These downturns have often had a severe effect  on  the demand for semiconductor manufacturing equipment, including  photolithography tools.  Cymer believes that downturns in  the  semiconductor manufacturing industry  will  periodically
occur,   resulting   in   periodic  decreases   in   demand   for
semiconductor  manufacturing
equipment.*   In  addition,   Cymer believes  that  in  a future downturn
Cymer's need to continue investment in research and development, and to maintain extensive ongoing customer service and support capability will constrain its ability to reduce expenses.* Accordingly, downturns in the semiconductor industry could have a material adverse effect on Cymer's business, financial condition and results of operations.

Dependence on Small Number of Customers

      A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business. Collectively, they accounted for approximately 90%, 94%, and 94% of the Cymer's total revenues in 1996, 1997, and 1998, respectively. Individually, sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 24%, 25%, 39% and 6%, respectively, of total revenues for 1997, and 37%, 20%, 31% and 6%, respectively, of total revenues in 1998. Cymer expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future.* None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

Need to Manage a Changing Business

     Cymer has recently dramatically expanded and contracted the scope of its operations and the number of employees in most of its functional areas. For example, Cymer increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 to 809 at December 31, 1997 and then decreased that number to 703 at December 31, 1998. Cymer installed new management information systems and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

     *    to continue close management of these areas, and
     * to improve its management, operational and financial systems, including
         *    accounting and other internal management systems,
         *    quality control,
         *    delivery and
         *    field service and customer support capabilities.*

Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction.* Cymer will also need to manage effectively its international operations, including:

     * the operations of its subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands,
     * its field service and support presence in Asia and Europe and
     * its relationship with Seiko as a manufacturer of its photolithography lasers.*

Cymer must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. Any failure to effectively manage Cymer's growth or contraction would materially adversely affect Cymer's financial condition and results of operations.

Competition

     Lambda-Physik, Komatsu and Ushio

     Cymer  currently  has three significant competitors  in  the
market   for   excimer   laser   systems   for   photolithography
applications:

     *    Lambda-Physik,
     *    Komatsu, Ltd. ("Komatsu") and
     *    Ushio.

All of these companies:

     *    are larger than Cymer,
     * have access to greater financial, technical and other resources than does Cymer, and
     * are located in closer proximity to Cymer's customers than is Cymer.

Cymer believes that Lambda-Physik and Komatsu are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased one or more products offered by these competitors and that its customers will continue to actively qualify these competitors' lasers in their search for a second source.* Cymer believes that Komatsu in particular has been qualified for production use by chipmakers in Japan. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptances.

     Other Technologies

     In the future, Cymer will likely experience competition from other technologies, such as EUV and scalpel processes. To remain competitive, Cymer believes that it will need to:

     * manufacture and deliver products to customers on a timely basis and without significant defects, and
     * maintain a high level of investment in research and development and in sales and marketing.*

Cymer might not have sufficient resources to continue to make the investments necessary to maintain its competitive position.

     Small and Immature Market for Excimer Lasers

     In  addition, the market for excimer lasers is  still  small
and  immature.   Larger  competitors with  substantially  greater
financial resources, including other manufacturers of industrial lasers, might attempt to enter the market.

     Cymer might not remain competitive. A failure to remain competitive would have a material adverse effect on Cymer's business, financial condition and results of operations.

Risk  of  Excessive  Inventory Buildups by Photolithography  Tool
Manufacturers

      Pholithography tool manufacturers constitute substantially all of Cymer's customers. Photolithography tool manufacturers sell their systems in turn to semiconductor manufacturers. Current market conditions in the industry could cause Cymer's customers to reduce their orders for new laser systems as they try to manage their inventories to appropriate levels which better reflect their expected sales forecasts. Cymer is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that Cymer will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in Cymer's revenues and operating results in future periods as such inventories are brought into balance.

Dependence on Key Suppliers

        Cymer obtains certain of the components and subassemblies included in its products from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of such components and subassemblies, including certain optical components used in Cymer's lasers. In addition, Cymer is increasingly outsourcing the manufacture of various subassemblies. To date Cymer has been able to obtain adequate supplies of the components and subassemblies in a timely manner from existing sources. However, due to the nature of Cymer's product development requirements, key suppliers often need to rapidly advance their own technologies in order to support Cymer's new product introduction schedule. These suppliers may or may not be able to satisfy Cymer's schedule requirements in providing new modules and subassemblies to Cymer. If Cymer cannot obtain sufficient quantities of such materials, components or subassemblies, or if such items do not meet Cymer's quality standards, delays or reductions in product shipments could have a material adverse effect on Cymer's business, financial condition and results of operations.

Limited Production Use of Excimer Lasers

     The  semiconductor  industry  is  at  the  early  stages  of adopting the excimer laser technology into photolithography applications. Cymer's products might not meet production specifications or cost of operation requirements over time when subjected to prolonged and intense use in volume production in semiconductor manufacturing processes. If any semiconductor manufacturer cannot successfully achieve or sustain volume production using Cymer's lasers, Cymer's reputation with semiconductor manufacturers or the limited number of photolithography tool manufacturers could be damaged. This would have a material adverse effect on Cymer's business, financial condition and results of operations.

Need to Expand Field Service and Support Organization

     Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service.* Therefore, Cymer believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer is currently expanding its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This expansion entails recruiting and training qualified field service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has historically experienced difficulties in effectively training field service personnel. Cymer might not be able to attract and train qualified personnel to establish these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

Rapid Technological Change; New Product Introductions

     Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

     * continue to enhance its excimer laser products and their process capabilities, and
     * develop and manufacture new products with improved capabilities.*

  In order to enhance and improve its products and develop new products, among other things, Cymer must work closely with its customers, particularly in the product development stage, to integrate its lasers with its customers' photolithography tools. Future technologies, such as EUV and scalpel processes, might render Cymer's excimer laser products obsolete. Further, Cymer might not be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner that satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect Cymer's business, financial condition and results of operations.

Dependence on Key Personnel

     Cymer is highly dependent on the services of a number of key employees in various areas, including:

     *    engineering,
     *    research and development,
     *    sales and marketing, and
     *    manufacturing.

In particular, there are a limited number of experts in excimer laser technology. There is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers Cymer requires. Cymer has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. Cymer believes that, to a large extent, its future success will depend upon:

     * the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel, and
     * its ability to attract, train and retain highly skilled personnel in each of these areas.*

Cymer does not have employment agreements with most of its employees, and Cymer might not be able to retain its key employees. The failure of Cymer to hire, train and retain such personnel could have a material adverse effect on Cymer's business, financial condition and results of operations.

Uncertainty  Regarding  Patents  and  Protection  of  Proprietary
Technology

     Cymer Patents

     Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights.* Nevertheless, the success of Cymer may depend in part on patents. As of December 31, 1998, Cymer owned 36 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to December 2018. As of December 31, 1998, Cymer had also applied for 56 additional patents in the United States, 4 of which have been allowed. As of December 31, 1998, Cymer owned 9 foreign patents and had filed 147 patent applications in various foreign countries.

     Cymer's   pending  patent  applications   and   any   future
applications might not be approved. Cymer's patents might not provide Cymer with competitive advantages. Third parties might challenge Cymer's patents. And third parties' patents might have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993. Therefore, Cymer has lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, any such patents issued to Cymer might not adequately protect Cymer's proprietary information. Furthermore, third parties might independently develop similar products, duplicate Cymer's products or, if patents are issued to Cymer, design around the patents issued to Cymer.

     Competitive Patents

      Others may have filed and in the future may file patent applications that are similar or identical to those of Cymer. To determine the priority of inventions, Cymer may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to Cymer. Such third party patent applications might have priority over patent applications filed by Cymer.

     Other Forms of Protection

     Cymer also relies upon:

     *    trade secret protection,
     *    employee nondisclosure agreements,
     *    third-party nondisclosure agreements, and
     * other intellectual property protection methods to protect its confidential and proprietary information. Despite these efforts, third parties might:

     * independently develop substantially equivalent proprietary information and techniques,
     *    otherwise gain access to Cymer's trade secrets, or
     *    disclose such technology.
Cymer might not be able to meaningfully protect its trade secrets.

       Possible  Claims  to  Ownership  of  Cymer's  Intellectual Property

      Cymer has in the past funded a significant portion of its research and development expenses from outside research and development revenues. Cymer has received such revenues from photolithography tool manufacturers and from SEMATECH, a semiconductor industry consortium, in connection with the design and development of specific products. Cymer currently funds a small portion of its development expenses through SEMATECH. Although Cymer's arrangements with photolithography tool manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by Cymer, disputes over the ownership or rights to use or market such intellectual property might arise between Cymer and such parties. Any such dispute could result in restrictions on Cymer's ability to market its products and could have a material adverse effect on Cymer's business, financial condition and results of operations.

     Patent Infringement

      Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing their intellectual
property  rights.*   Komatsu,  one of  Cymer's  competitors,  has
notified   Cymer's   Japanese   manufacturing   partner,    Seiko
Instruments, Inc. ("Seiko"), that certain aspects of Cymer's lasers might infringe three patents that have been issued to
Komatsu  in  Japan.   Komatsu  has notified  Seiko  that  Komatsu
intends to enforce its rights under the Komatsu Patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain
circumstances.  Attorneys  representing  Komatsu  are   currently
challenging  one  of  Cymer's U.S. patents  in  the  U.S.  Patent
Office.   In  addition,  Cymer has engaged  in  discussions  with
Komatsu with respect to the Komatsu Patents, in the course of which Komatsu has also identified to Cymer a number of pending applications
and  additional patents.  Cymer,   in  consultation with  Japanese
patent counsel, has initiated oppositions  to  the Komatsu  Patents
and   the applications in the  Japanese  Patent Office.   However,
litigation might ensue with respect to these claims. Cymer and Seiko might not ultimately prevail in any such litigation. Komatsu
might  assert  infringement  claims   under additional patents.

      Any patent litigation would at a minimum be costly. Litigation could also divert the efforts and attention of Cymer's management and technical personnel. Both could have a material adverse effect on Cymer's business, financial condition and results of operations. Furthermore, in the future third parties might assert other infringement claims, and customers and end users of Cymer's products might assert other claims for indemnification resulting from infringement claims. Such assertions, if proven to be true, might materially adversely affect Cymer's business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party's intellectual property rights. However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

     Trademark

      Cymer has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations in certain countries. In Japan, Cymer's application for registration was rejected on the grounds that it is similar to a trademark previously registered by a Japanese company for a broad range of products. Cymer is seeking a partial nullification of that registration with respect to laser devices and related components and does not believe that the holder of that trademark is engaged in any business similar to that of Cymer. For this reason, Cymer (1) is continuing to use the trademark CYMER in Japan, (2) believes that it will ultimately be permitted to register such mark for use with its products, and (3) believes it is not infringing that company's trademark.* Cymer might not ultimately succeed in its efforts to register its trademark in Japan. Cymer might be subjected to an action for trademark infringement, which could be costly to defend. If successful, such an action would require Cymer to cease use of the mark and, potentially, to pay damages.

Risks Associated with Manufacturing in Japan

     Cymer   has   qualified  Seiko  of  Japan  as   a   contract
manufacturer of its photolithography lasers. Komatsu, a competitor of Cymer, has advised Seiko that certain aspects of Cymer's lasers might infringe certain patents that have been issued to Komatsu in Japan. Komatsu has advised Seiko it intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for Cymer. In the event that, notwithstanding its manufacturing agreement with Cymer, Seiko should determine not to continue manufacturing Cymer's products until resolution of the matter with Komatsu, Cymer's ability to meet any heavy demand for its products could be materially adversely affected. See -- "Uncertainty Regarding Patents and Protection of Proprietary Technology."

Risks of International Sales and Operations

     Significant International Trade

     Cymer derived approximately 81%, 89% and 88% of its revenues in 1996, 1997 and 1998, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, Cymer:

     * maintains subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands,
     * is expanding its field service and support operations worldwide, and
     * will continue to work with Seiko as a manufacturer of its products in Japan.*

Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

     *    tariffs and other barriers,
     * difficulties in staffing and managing foreign subsidiary and branch operations,
     *    currency exchange risks and exchange controls,
     *    potentially adverse tax consequences, and
     * the possibility of difficulty in accounts receivable collection.

Because many of Cymer's principal customers, as well as many of the end-users of Cymer's laser systems, are located in Asia, the recent economic problems and currency fluctuations affecting that region could intensify Cymer's international risk. Further, while Cymer has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for Cymer to export its products to various countries. These factors could have a material adverse effect on Cymer's business, financial condition and results of operations.

     Currency Fluctuations

     Sales by Cymer to its Japanese subsidiary are denominated in dollars, while sales by the subsidiary to customers in Japan are denominated in yen. This means that Cymer's results of operations show some fluctuation based on the value of the Japanese yen against the U.S. dollar. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments. Management will continue to monitor Cymer's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations. However, exchange rate fluctuations might have a material adverse effect on Cymer's results of operations or financial condition. In the future, Cymer might need to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose Cymer to greater risks in this regard.*

     Foreign Regulations

      Numerous foreign government standards and regulations apply to Cymer's products. These standards and regulations are continually being amended. Although Cymer endeavors to meet foreign technical and regulatory standards, Cymer's products might not continue to comply with foreign government standards and regulations, or changes thereto. It might not be cost effective for Cymer to redesign its products to comply with such standards and regulations. The inability of Cymer to design or redesign products to comply with foreign standards could have a material adverse effect on Cymer's business, financial condition and results of operations.

Environmental and Other Government Regulations

     Federal, state and local regulations impose various controls on  the  storage, handling, discharge and disposal of  substances used  in Cymer's manufacturing process and on the facility leased by Cymer. Cymer believes that its activities conform to present governmental regulations applicable to its operations and its current facilities. These regulations include those related to environmental, land use, public utility utilization and fire code matters. Such governmental regulations might in the future impose the  need  for  additional  capital equipment  or  other  process
requirements  upon  Cymer.   They  might  also
restrict Cymer's ability to expand its operations. The (1) adoption of such measures, or (2) failure by Cymer to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances, could subject Cymer to future liability or could cause its manufacturing operations to be curtailed or suspended.

Risks of Product Liability Claims

     Cymer faces a significant risk of exposure to product liability claims in the event that the use of its products results in personal injury or death. Cymer might experience material product liability losses in the future. Cymer maintains insurance against product liability claims. However, such coverage might not continue to be available on terms acceptable to Cymer. Such coverage also might not be adequate for liabilities actually incurred. Further, in the event that any of Cymer's products prove to be defective, Cymer may need to recall or redesign such products. A successful claim brought against Cymer in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against Cymer, could have a material adverse effect on Cymer's business, financial condition and results of operations.

Possible Price Volatility of Common Stock

     The following factors may significantly affect the market price of Cymer's Common Stock:

     * actual or anticipated fluctuations in Cymer's operating results,
     *    announcements of technological innovations,
     *    new products or new contracts by Cymer or its competitors,
     *    developments with respect to patents or proprietary rights,
     * conditions and trends in the laser device and other technology industries,
     *    changes in financial estimates by securities analysts,
     *    general market conditions, and
     *    other factors.

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have often been unrelated to the operating performance of these companies. The market price of Cymer's Common Stock has fluctuated substantially in recent periods, rising from $4 3/4 at Cymer's initial public offering on September 18, 1996, to $48 3/4 on August 22, 1997, and then declining to $5 7/8 on October 8, 1998, (these prices reflect Cymer's 2-for-1 stock split effective as of August 21, 1997). In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation can result in substantial costs and a diversion of management's attention and resources.

Legal Matters

     Cymer  has  been  named as a defendant in  several  putative shareholder  class action lawsuits which were filed in  September and  October,  1998 in the U.S. District Court for  the  Southern
District  of California. Certain executive officers and directors of Cymer are also named as defendants.  The plaintiffs purport to represent  a  class of all persons who purchased  Cymer's  Common
Stock  between April 24, 1997 and September 26, 1997 (the  "Class
Period").   The  complaints  allege  claims  under  the   federal
securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action. No lead plaintiff has yet been appointed and a consolidated amended complaint has not yet been filed.
Discovery has not yet commenced. Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. The defense of these actions may cause some disruption in Cymer's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Anti-Takeover  Effect  of  Nevada  Law  and  Charter  and   Bylaw
Provisions; Availability of Preferred Stock for Issuance

     Nevada law and Cymer's Articles of Incorporation and Bylaws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of Cymer's Common Stock. In addition, the Board of Directors is authorized to issue, without shareholder approval, up to 5,000,000 shares of Preferred Stock. Such shares of Preferred Stock may have voting, conversion and other rights and preferences that may be superior to those of the Common Stock and that could adversely affect the voting power or other rights of the holders of Common Stock. The Board of Directors could use the issuance of Preferred Stock or of rights to purchase Preferred Stock to discourage an unsolicited acquisition proposal.

Item  7A.  Quantitative and Qualitative Disclosures About  Market Risk

Foreign Currency Risk

     Cymer conducts business in several international currencies through its worldwide operations. Due to the large volume of business Cymer manages in Japan, the Japanese operation poses the greatest foreign currency risk. Cymer uses financial instruments, principally forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer does not enter into forward exchange contracts for trading purposes.

     Cymer enters into foreign currency exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan for resale under firm third-party sales commitments. Net gains or losses are recorded on the date the inventories are received by Cymer Japan (the transaction date) and are included in cost of product sales in the consolidated statements of income as the related sale is consummated. Amounts due from/to the bank on contracts not settled as of the transaction date are recorded as foreign exchange contracts receivable/payable in the consolidated balance sheets.

     At December 31, 1998, Cymer had outstanding forward foreign exchange contracts to buy US$ 33.2 million for 4.2 billion yen under foreign currency exchange facilities with contract rates ranging from 114.95 yen to 144.84 yen per US$ and various expiration dates through September, 1999 (see Notes 1 and 4 to Consolidated Financial Statements). The total unrecorded deferred loss and discount on these contracts at December 31, 1998 was US$ 720,000 and $662,000, respectively.

Investment and Debt Risk

     Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper (see Note 3 to Consolidated Financial Statements). While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

     In  August  1997,  Cymer  issued  $172.5  million  aggregate principal  amount of Step-Up Convertible Subordinated  Notes  due
August 6, 2004 with interest payable semi-annually February 6 and
August 6,
commencing February 6, 1998.  Interest on the notes  is stated  at
3 1/2% per annum from August 6, 1997 through August  5, 2000  and  at
7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount
of Notes,  subject  to  adjustment under certain conditions.   Cymer
cannot  redeem  the  Notes prior to August 9,  2000.  Thereafter,
Cymer  can  redeem the Notes from time to time, in  whole  or  in part,  at  specified redemption prices.  The Notes are  unsecured and  subordinated to all existing and future senior  indebtedness
of  Cymer.   The indenture governing the Notes does not  restrict
the  incurrence  of senior indebtedness or other indebtedness  by
Cymer.   These  Notes are recorded at face value on  the  balance
sheets.   The  fair  value of such debt, based on  quoted  market
prices  at December 31, 1998 was $134.9 million.  As of  December
31,  1997  and  1998, $172.5 million in Convertible  Subordinated
Notes was outstanding.

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

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding the identification and business experience of Cymer's directors under the caption "Nominees" under the main caption "Proposal One - Election of Directors" in Cymer's definitive Proxy Statement for the annual meeting of stockholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of Cymer's fiscal year ended December 31, 1998, is incorporated herein by this reference. For information regarding the identification and business experience of Cymer's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to Cymer's executive officers and directors under the caption
"Compliance With Section 16(a) of the Exchange Act" in Cymer's Proxy Statement is incorporated herein by this reference.

Item 11.  Executive Compensation

     The information under the captions "Executive Compensation" and "Compensation of Directors" in Cymer's Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The  information  under the caption "Security  Ownership  of
Principal  Stockholders and Management" under  the  main  caption
"Additional   Information"   in  Cymer's   Proxy   Statement   is
incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     The information under the caption "Certain Transactions" in Cymer's Proxy Statement is incorporated herein by this reference.

     With the exception of the information specifically incorporated by reference from Cymer's Proxy Statement in Part III of this Annual Report on Form 10-K, Cymer's Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Company's Stock Performance" under the main caption "Additional Information" in Cymer's Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

          (1)  Financial Statements.   The following Consolidated
Financial  Statements  of Cymer, Inc. and  Independent  Auditors'
Report are included in a separate section of this Report beginning on page F-1:

          Description                                        Page Number

          Independent    Auditors'   Report...................  F-1
          Consolidated Balance Sheets as of December 31, 1997
          and 1998....                                          F-2
          Consolidated Statements of  Income for the Years
          Ended December  31,  1996,  1997 and  1998............F-3
          Consolidated   Statements  of  Stockholders'   Equity
          (Deficit) for the Years Ended  December 31, 1996, 1997
          and  1998.........                                    F-4
          Consolidated  Statements of Cash Flows for  the  Years
          Ended December  31,  1996,  1997 and  1998............F-6
          Notes to Consolidated Financial Statements........... F-8

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended
December 31, 1998.

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

          4.1 Preferred Shares Rights Agreement, dated as of February 13, 1998 between

               Cymer and ChaseMellon Shareholder Services, L.L.C.
               (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A, dated February 20, 1998).

         4.2 Registration Rights Agreement, dated as of August 6, 1997, by and among Cymer, Morgan Stanley & Co. Incorporated and Montgomery Securities (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K, dated August 6, 1997).

         4.3 Indenture, dated as of August 6, 1997, by and among Cymer and State Street Bank and Trust Company of California, N.A., as trustee thereunder (incorporated herein by reference to Exhibit
               4.1 to the Registrant's Form 8-K, dated August 6, 1997.)

        10.1   Form of Indemnification Agreement with Directors and
               Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383.

        10.2   Standard Industrial Lease - Multi-Tenant, dated August 19,
               1991, by and between Frankris Corporation and Cymer (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

        10.3 Master Lease Agreement, dated April 23, 1996, between Tokai Financial Services and Cymer (incorporated herein by 10.19 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

        10.4 Single-Tenant Industrial Lease, dated December 19, 1996, by and between AEW/LBA Acquisition Co. II, LLC and Cymer (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10K filed for the year ended December 31, 1996).

        10.5   Patent License Agreement, dated October  13,
               1989, by and between Cymer and Patlex Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

        10.6   Contract    Manufacturing   Agreement    --
               Lithography Laser, dated August 28, 1992, by and between Cymer and Seiko Instruments Inc. (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

        10.7 Product License and Manufacturing Agreement -- High Power Laser, dated August 28, 1992, by and between Cymer and Seiko Instruments Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

        10.8 Agreement, dated December 14, 1994, between Cymer and EO Technics Co., Ltd. (incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

        10.9 Loan Agreement, dated August 15, 1991, by and between Mitsubishi International Corporation and
               Cymer (incorporated herein by reference to

               Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (as amended) no. 333-08383).

       10.10   Loan Agreement, dated as of December
               8, 1997, by and among Silicon Valley Bank and Bank of Hawaii, as co-lenders, and Cymer and Cymer Japan, Inc., as borrowers (incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

       10.11 Amendment to Loan Agreement, dated as of April 27, 1998, by and among Silicon Valley Bank and Bank of Hawaii, as co-lenders, and Cymer and Cymer Japan, Inc., as borrowers (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

       10.12 Corporate Guaranty, dated December 8, 1997, from Cymer to Silicon Valley Bank and Bank of Hawaii, as co-lenders (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31,
               1997).

        10.13  1996 Stock Option Plan (incorporated herein by reference to
               Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (as amended) No. 333-08383).

        10.14 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (as amended) No. 333-08383).

        10.15 1996  Director  Option    Plan (incorporated herein by
              reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (as amended) No. 333-08383).

        10.16 Employment Agreement, dated November 26, 1997,
              by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

        10.17 Employment Agreement, dated November 26, 1997, by and between William A. Angus, III and Cymer (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

        10.18 Employment Agreement, dated November 26, 1997,
              by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

        10.19 Employment Agreement, dated November 26, 1997, by and between G. Scott Scholler and Cymer (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

        10.20 Employment Agreement, dated October 21, 1998, by and between Edward P. Holtaway and Cymer.

         21.1 Subsidiaries of Registrant

         23.1 Independent Auditors' Consent

         27.1 Financial Data Schedule for the year ended December 31, 1998

      (d)  Financial Statement Schedules.  See item 14, paragraph
(a) (2), above.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CYMER, INC.


Dated:   March  18,  1999               By:   /s/  ROBERT P. AKINS
                                              Robert P.  Akins, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /s/ ROBERT P. AKINS         President, Chief Executive
     Robert P. Akins         Officer, and Chairman of the
                             Board
                             (Principal Executive Officer)   March 18, 1999

 /s/ WILLIAM A. ANGUS        Senior Vice President, Chief
     William A. Angus, III   Financial Officer and
                             Secretary
                             (Principal Financial Officer)   March 18, 1999

 /s/ NANCY J. BAKER          Vice President, Corporate Finance,
     Nancy J. Baker          Treasurer and Chief Accounting
                             Officer
                             (Principal Accounting Officer)  March 18, 1999

 /s/ RICHARD P. ABRAHAM      Director                        March 18, 1999
     Richard P. Abraham

 /s/ KENNETH M. DEEMER       Director                        March 18, 1999
     Kenneth M. Deemer

 /s/ PETER J. SIMONE         Director                        March 18, 1999
     Peter J. Simone

 /s/ GERALD F. TAYLOR        Director                        March 18, 1999
     Gerald F. Taylor

 /s/ F. DUWAINE TOWNSEN      Director                        March 18, 1999
     F. Duwaine Townsen

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cymer, Inc.:


We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Diego, California
February 2, 1999

CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                          December 31,
ASSETS                                                 1997         1998
CURRENT ASSETS:
  Cash and cash equivalents                          $51,903      $53,130
  Short-term investments                              80,387       85,558
  Accounts receivable - net                           59,140       50,909
  Foreign exchange contracts receivable               31,267       22,145
  Inventories                                         47,502       50,786
  Deferred income taxes                               12,690       12,824
  Prepaid expenses and other                           2,847        3,706
        Total current assets                         285,736      279,058

PROPERTY - net                                        48,031       51,937
LONG-TERM INVESTMENTS                                 42,667       23,480
DEFERRED TAXES - NON-CURRENT                           1,239        2,533
OTHER ASSETS                                           8,446        7,310

TOTAL ASSETS                                        $386,119     $364,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $22,615       $8,581
  Accrued and other liabilities                       26,860       33,204
  Foreign exchange contracts payable                  27,278       24,873
  Income taxes payable                                 6,444        2,146
  Revolving loan                                                   11,609
        Total current liabilities                     83,197       80,413

LONG-TERM LIABILITIES:
  Convertible Subordinated Notes                     172,500      172,500
  Other Liabilities                                    3,566        3,424
MINORITY INTEREST                                      1,077        1,450
COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 7, 10,
11 and 12)

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized 5,000,000 shares;
 $.001 par value, no shares issued or outstanding
 Common stock - authorized 50,000,000 shares;
 $.001 par value,
 issued and outstanding 28,724,000 and
 27,174,000 shares                                         29          27
 Paid-in capital                                      109,367     111,842
 Treasury stock at cost (2,000,000 common shares)                 (24,871)
 Accumulated other comprehensive loss                  (2,254)     (1,627)
 Retained earnings                                     18,637      21,160
           Total stockholders' equity                 125,779     106,531
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $386,119    $364,318

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                 Year Ended December 31,
                                              1996        1997        1998
REVENUES:
  Product sales                             $62,510    $201,191    $184,828
  Other                                       2,485       2,456         313
     Total revenues                          64,995     203,647     185,141
COSTS AND EXPENSES:
  Cost of product sales                      35,583     123,654     125,713
  Research and development                   11,742      24,971      30,152
  Sales and marketing                         5,516      11,992      14,528
  General and administrative                  4,270       8,586       9,487
      Total costs and expenses               57,111     169,203     179,880

OPERATING INCOME                              7,884      34,444       5,261

OTHER INCOME (EXPENSE):
  Foreign currency exchange gain (loss)-net     161        (359)        692
  Interest and other income                     347       5,318       7,384
  Interest and other expense                   (691)     (4,847)    (11,644)
      Total other income (expense) -net        (183)        112      (3,568)

INCOME BEFORE INCOME TAX (PROVISION)
BENEFIT AND MINORITY INTEREST                 7,701      34,556       1,693

INCOME TAX (PROVISION) BENEFIT               (1,191)     (8,639)      1,250
MINORITY INTEREST                                           141        (420)

NET INCOME                                   $6,510     $26,058      $2,523

EARNINGS PER SHARE:
  Basic:
    Earnings per share                        $0.33       $0.92       $0.09
    Weighted average common shares
     outstanding                             19,868      28,212      28,226
  Diluted:
    Earnings per share                        $0.29       $0.86       $0.09
    Weighted average common and potential
     common shares outstanding               22,420      30,267      29,566

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

                                                                        Accumulated     Retained
                                                                          Other         Earning     Stockholders'     Total
                                   Common Stock    Paid-in   Treasury  Comprehensive  (Accumulated     Equity      Comprehensive
                                 Shares   Amount   Capital    Stock     Income (Loss)    Deficit)     (Deficit)       Income

BALANCE, JANUARY 1, 1996        2,320      $23      $184                    ($205)      ($21,832)      ($21,830)

 Change in par value due to
  reincorporation                          (20)       20
 Exercise of common stock
  options                         254                 93                                                     93
 Issuance of common stock
  under consulting agreement       20                100                                                    100
 Initial public offering of
  common stock                  7,018        7    29,733                                                 29,740
 Conversion of preferred stock
  and warrants to common stock 15,408       15    26,543                                                 26,558
 Secondary public offering of
  common stock                  2,540        3    49,985                                                 49,988
 Reversal of accretion of
  redemption upon conversion
  of preferred stock                                                                       7,901          7,901
 Net income                                                                                6,510          6,510            $6,510
 Other comprehensive income:
  Translation adjustment,
   net of tax                                                                (240)                         (240)             (240)
   Total comprehensive income                                                                                              $6,270

BALANCE, DECEMBER 31, 1996    27,560        28   106,658                     (445)        (7,421)        98,820

 Exercise of common stock
  options and warrants          1,045        1       473                                                    474
 Issuance of employee stock
  purchase plan shares            119                852                                                    852
 Income tax benefit from stock
  options exercised                                1,802                                                  1,802
 Deferred issuance costs,
  secondary public offering                         (418)                                                  (418)
 Net income                                                                               26,058         26,058           $26,058
 Other comprehensive income:
 Translation adjustment, net
  of tax                                                                   (1,858)                       (1,858)           (1,858)
 Net unrealized gain on
  available-for-sale investments,
  net of tax                                                                   49                            49                49
  Total comprehensive income                                                                                              $24,249

BALANCE, DECEMBER 31, 1997   28,724         29   109,367                   (2,254)        18,637        125,779

  Exercise of common stock
   options and warrants         365                 638                                      638
  Issuance of employee stock
   purchase plan shares          85               1,236                                    1,236
  Stock repurchase of
   treasury stock            (2,000)        (2)            ($24,871)                     (24,873)
  Income tax benefit from
   stock options exercised                          601                                      601
  Net income                                                                               2,523          2,523            $2,523
  Other comprehensive income:
  Translation adjustment,
   net of tax                                                                 441                           441               441
  Net unrealized gain on
   available-for-sale
   investments, net of tax                                                    186                           186               186
  Total comprehensive income                                                                             $3,150

BALANCE, DECEMBER 31, 1998   27,174        $27 $111,842    ($24,871)       (1,627)       $21,160       $106,531

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                               Year Ended December 31,
                                            1996       1997        1998
OPERATING ACTIVITIES:
  Net income                               $6,510    $26,058      $2,523
  Adjustments to reconcile net income
   to net cash provided by
   (used for) operating activities:
    Depreciation and amortization           2,284      7,606      16,001
      Minority interest                                 (141)        420
      Deferred income taxes                (1,432)   (11,295)     (1,683)
      Loss on disposal of property            223                    436
    Change in assets and liabilities:
      Accounts receivable                 (15,436)   (43,467)     12,865
      Foreign exchange contracts
       receivable                          (9,317)   (24,819)     12,022
      Inventories                         (10,512)   (32,288)     (2,110)
      Prepaid expenses and other assets    (4,919)    (1,029)       (331)
        Accounts payable                    5,501     15,684     (12,815)
        Accrued and other liabilities       8,769     18,602       5,344
        Foreign exchange contracts
         payable                            8,396     21,397      (5,664)
        Income taxes payable                2,609      6,166      (3,789)
        Other                                (674)       194
           Net cash provided by (used for)
            operating activities           (7,998)   (17,332)     23,219
INVESTING ACTIVITIES:
  Acquisition of property                 (11,090)   (42,209)    (19,621)
  Disposal of property                         16        147
  Purchases of investments                (13,715)  (140,939)    (74,604)
  Proceeds from sold or matured
   investments                              1,900     29,370      88,571
      Net cash used for investing
        activities                        (22,889)  (153,631)     (5,654)

FINANCING ACTIVITIES:
  Net borrowings (payments) under
   revolving loan and security agreements  (1,036)    (1,750)     10,083
  Proceeds from issuance of
   convertible subordinated notes                    172,500
  Debt issue costs                                    (5,228)
  Proceeds from issuance of redeemable
   convertible preferred stock              6,050
  Proceeds from issuance of common
    stock                                  79,935      2,125       1,874
  Purchase of treasury stock                                     (24,871)
  Net discounting of commercial drafts     (1,240)
  Payments on capital lease obligations      (159)      (395)       (579)
      Net cash provided by (used for)
       financing activities                83,550    167,252     (13,493)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS                     727        209      (2,845)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         53,390     (3,502)      1,227
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                   2,015     55,405      51,903

CASH AND CASH EQUIVALENTS AT END OF YEAR  $55,405    $51,903     $53,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                              $467       $671      $6,617

  Income taxes paid                           $14    $11,991      $4,205

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Conversion of Redeemable Convertible
  Preferred Stock to common stock
  upon initial public offering            $26,558

  Capital lease obligations incurred
   for furniture and equipment               $573     $1,950        $102


See Notes to Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations - Cymer, Inc., its wholly-owned and majority-owned subsidiaries, (collectively, "Cymer") is engaged primarily in the development, manufacturing and marketing of excimer lasers for sale to manufacturers of photolithography tools in the semiconductor equipment industry. Cymer sells its product to customers primarily in Japan, the Netherlands and the United States.

   Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan Inc. (Cymer Japan), Cymer Singapore, Pte Ltd. (Cymer Singapore) and Cymer B.V. in the Netherlands (Cymer B.V.), and its majority-owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA). Cymer, Inc. owns 70% of Cymer Korea and 75% of Cymer SEA. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

   Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and became effective for Cymer for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by Cymer as a component of stockholders' equity. Cymer adopted this standard as of
   December 31, 1998 and the December 31, 1997 and 1996 financial statements have been reclassified to reflect the change. See Note 8.

   In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Cymer adopted this new standard as of December 31, 1998. This standard does not materially affect current reporting or disclosures. See Note 13.

   In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosure. It does not change the measurement or recognition of those plans. Cymer adopted this standard as of December 31, 1998. This standard does not materially effect Cymer's current reporting or disclosures.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for Cymer for the year ending December 31, 2000. Interim reporting of this standard will be required. Cymer has not yet assessed the effect of this standard on Cymer's current reporting and disclosures.

   Cash  Equivalents - Cash equivalents consist of  money  market
   instruments,   commercial  paper  and  other   highly   liquid
   investments purchased with an original maturity of three months or less.

   Investments - Cymer's investments are composed primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell particular
   securities   for  cash  flow  purposes.   Therefore,   Cymer's
   investments are classified as available-for-sale and are carried at fair value. Net unrealized holding gains were $49,000 at December 31, 1997 and $235,000 at December 31,
   1998 and are included in stockholders' equity as accumulated other comprehensive income (loss). See Note 3.

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

   Impairment of Long-Lived Assets - Effective January 1, 1996, Cymer adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. No such losses occurred in 1997 or 1998.

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

   Convertible  Subordinated  Notes  -  Convertible  Subordinated
   Notes  are recorded at face value of $172.5 million (see  Note
   5). The fair value of such debt, based on quoted market prices at December 31, 1998 was $134.9 million.

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

   Research and development revenues totaled $2,485,000, $2,456,000 and $313,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

   Warranty Expense - Cymer generally warrants its products against defects for the earlier of 17 to 24 months from the date of shipment or 12 months after acceptance by the end-user. Cymer accrues a provision for warranty expense for all products sold which is included in cost of product sales in the consolidated statements of income. The amount of the provision is based on actual historical expenses incurred and estimated probable future expenses related to current sales. Warranty costs incurred are charged against the provision.

   Stock-Based Compensation - Effective January 1, 1996, Cymer adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Cymer has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Cymer's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7.

   Foreign Currency Translation - Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

   Foreign Exchange Contracts - Cymer enters into foreign currency exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan for resale under firm third-party sales commitments. Net gains or losses are recorded on the date the inventories are received by Cymer Japan (the transaction date) and are included in cost of product sales in the consolidated statements of income as the related sale is consummated. Amounts due from/to the bank on contracts not settled as of the transaction date are recorded as foreign exchange contracts receivable/payable in the consolidated balance sheets.

   Cymer  recognized  net gains from the above  foreign  currency exchange  contracts of $1,920,000, $5,758,000  and  $4,547,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

   The face amount of the underlying contracts was $16,123,000, $88,339,000 and $83,006,000 at December 31, 1996, 1997 and 1998,
   respectively. Cymer had outstanding forward foreign exchange contracts at December 31, 1998 to buy $33.2 million for 4.2 billion yen under foreign currency exchange facilities with banks in Japan and the United
   States (see  Note  4).   The  total  unrecorded  deferred  loss   and
   discount  on  these  contracts as of  December  31,  1998  was
   approximately  $720,000  and  $662,000,  respectively.    Such
   contracts expire on various dates through September 1999.

   Concentration of Credit Risk - Cymer invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to Cymer's corporate investment policy and prevailing market conditions. Cymer has not experienced any losses on its cash and investment accounts. Cymer has a small number of significant customers and maintains a reserve for potential credit losses and such losses, to date, have been minimal (see "Major Customers and Related Parties").

   Major Customers and Related Parties - Revenues from major customers are detailed as follows:

                                       Year ended December 31,
                                     1996        1997        1998
     Customer                              (in thousands)
     A                            $20,123      $80,156     $57,900
     B                             19,134       51,480      36,916
     C                             12,586       49,441      67,729
     D                              6,555       11,697      10,833

   Receivables from these customers totaled $51,467,000 and $42,320,000 at December 31, 1997 and 1998, respectively.

   Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 61%, 65% and 48% of revenues for the years ended December 31, 1996, 1997 and 1998, respectively. Revenues from a customer in the Netherlands accounted for 19%, 24% and 37% of revenues for the years ended December 31, 1996, 1997 and 1998, respectively.

   Revenues  from stockholders totaled $52,114,000,  $131,636,000 and  $94,816,000 for the years ended December 31,  1996,  1997 and 1998, respectively.

   Earnings Per Share - In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, (EPS), effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128. Cymer adopted the new method of reporting EPS for the year ended December 31, 1997 and the 1996 financial statements have been restated to reflect the change. Reconciliation of the basic and diluted EPS is as follows:

                                                 Year ended December 31,
                                              1996        1997        1998
                                                  (In thousands, except
                                                    per share amounts)

             Net income                     $6,510      $26,058      $2,523

             Basic earnings per share        $0.33        $0.92       $0.09
             Basic weighted average
              common shares outstanding     19,868       28,212      28,226

             Effect of dilutive securities:
               Warrants                        560          121         111
               Options                       1,992        1,934       1,229
             Diluted weighted average
               common and potential
               common shares outstanding    22,420       30,267      29,566
             Diluted earnings per share      $0.29        $0.86       $0.09

   Weighted average options to purchase 9,764, 412,000 and 2,364,000 shares of common stock, which expire at various dates through 2008 were outstanding for the years ended December 31, 1996, 1997 and 1998, respectively, and were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market prices of the common shares. In addition, for the years ended December 31, 1997 and 1998, Convertible Subordinated Notes and related interest expense of $4,249,000 and $9,732,000, respectively, were not included in the diluted earnings per share computation as they were also anti-dilutive.

   Stock  Split  -  On August 7, 1997, Cymer declared  a  2-for-1 stock split of its common stock effective August 21, 1997. The par value of the common stock of $.001 per share remained unchanged. All common share amounts and earnings per share for all periods presented have been adjusted to give effect to this stock split.

   Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.

                                                      December 31,
    2.  BALANCE SHEET DETAILS                      1997         1998
                                                    (in thousands)
    ACCOUNTS RECEIVABLE:
      Trade                                      $56,856       $49,052
      Other                                        3,030         2,629
                                                  59,886        51,681
      Less allowance for doubtful accounts          (746)         (772)
      Total                                      $59,140       $50,909

                                                       December 31,
                                                    1997          1998
                                                      (in thousands)
    INVENTORIES:
      Raw materials                               $24,365        $25,471
      Work-in-progress                             18,394         12,946
      Finished goods                                4,743         12,369
      Total                                       $47,502        $50,786

    PROPERTY - at cost:
      Furniture and equipment                     $30,202        $38,465
      Capitalized lasers                           10,163         15,960
      Leasehold improvements                       19,083         21,695
      Construction in process                       1,435          3,309
                                                   60,883         79,429
      Less accumulated depreciation and
        amortization                              (12,852)       (27,492)
      Total                                       $48,031        $51,937

    ACCRUED AND OTHER LIABILITIES:
      Warranty and installation reserves          $15,730        $19,000
      Payroll and payroll related                   2,735          3,622
      Interest                                      3,920          7,651
      Other                                         4,475          2,931
      Total                                       $26,860        $33,204


3. INVESTMENTS

     Investments consist of the following:

                                                       December 31,
                                                    1997          1998
                                                      (in thousands)
     Short-term:
       Municipal Bonds                            $32,923       $50,053
       Corporate Bonds                             14,151        21,143
       Certificates of Deposit                     14,113
       Commercial Paper                             8,900         7,863
       Auction Market Preferred                     5,000
       U.S. Government Agencies                     3,000         4,999
       Other                                        2,300         1,500

       Total                                      $80,387       $85,558

     Long-term:
       Municipal Bonds                            $29,670       $16,426
       Corporate Bonds                             12,997         7,054

     Total                                        $42,667       $23,480

   Investments   are   recorded  at   fair   value.    Short-term
   investments mature within one year and long-term investments mature in one year to 18 months. See also "Investments" in
   Note 1.

4.   CREDIT FACILITIES

   Loan and Security Agreement - In 1996, Cymer had a Loan and Security Agreement (the "Agreement") that provided for three revolving loan facilities and a loan with a bank to provide for combined borrowings of up to a maximum of $11,000,000 with interest on outstanding borrowings ranging from prime to prime plus 0.25% (8.25% and 8.50%, respectively, at December 31, 1996). In 1997, the outstanding balance was paid off and the Agreement was terminated.

   Revolving  Loan  Agreements  -  In  1997  Cymer  had  a   loan
   Agreement (the "1997 Agreement") which provided for two revolving loan facilities with a bank to provide for combined borrowings of up to a maximum of $5.0 million with interest on outstanding borrowings at prime less 0.50% or LIBOR plus 2.25%. The 1997 Agreement provides for the following: (i) an unsecured $2.0 million revolving bank line of credit and (ii) an unsecured $3.0 million Optional Currency revolving line of credit. There were no borrowings outstanding under this Agreement at December 31, 1997.

   In 1998 Cymer entered into a Loan Agreement (the "Agreement") which provides for an unsecured optional currency revolving loan facility with two banks to provide for combined borrowings of up to a maximum of $15.0 million with interest on outstanding borrowings at LIBOR plus 1.40%. There was $11.6 million outstanding under this Agreement at December 31, 1998 at an interest rate of 2.13%.

   The Agreement requires Cymer to maintain compliance with certain financial statement and other covenants including, among other items, tangible net worth, quick ratio and profitability requirements. As of December 31, 1998, Cymer was in compliance with all such covenants.

   Advances Against Commercial Drafts - In 1997 Cymer had advances against commercial drafts representing funds advanced by two banks in Japan, without recourse, in connection with the discounting of certain commercial drafts received from customers as payment for the purchase of merchandise. The advances against commercial drafts were for a maximum of 10.7 billion yen (approximately $81.9 million) as of December 31, 1997. These commercial drafts were discounted at 2.125% at December 31, 1997 and matured within 120 days. There were no drafts outstanding at December 31, 1998.

   Foreign Exchange Facilities - Cymer has foreign exchange facilities with banks in Japan and a bank in the United States. The first facility with a bank in Japan provides up to 14.3 billion yen in 1997 and 1998 to be utilized for forward contracts for periods of up to one year. As of December 31, 1997 and 1998, respectively, 4.2 billion yen ($36.4 million) and 1.1 billion yen ($8.9 million) was being utilized under the foreign exchange facility (see "Foreign Exchange Contracts" in Note 1).

   The foreign exchange facility with the United States bank provides up to $100.0 million in 1997 and 1998 to be utilized for spot and future foreign exchange contracts for periods of up to one year. $44.9 million and $24.3 million was being utilized under the foreign exchange facility as of December 31, 1997 and 1998, respectively. This facility is part of the Revolving Loan Agreements discussed above and is subject to the same covenants.

5. CONVERTIBLE SUBORDINATED NOTES

   In  the  third  quarter of 1997, Cymer issued  $172.5  million
   aggregate    principal    amount   of   Step-Up    Convertible
   Subordinated Notes (the "Notes") due August 6, 2004 with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption
   prices.   The  Notes  are unsecured and  subordinated  to  all
   existing  and  future  senior  indebtedness  of  Cymer.    The
   indenture   governing  the  Notes  does   not   restrict   the
   incurrence  of  senior indebtedness or other  indebtedness  by
   Cymer.   As  of December 31, 1997 and 1998, $172.5 million  in
   Convertible Subordinated Notes was outstanding.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   Upon Cymer's initial public offering in September 1996, all Redeemable Convertible Preferred Stock (approximately 15.4 million shares) and Redeemable Convertible Preferred Stock warrants (to purchase 566,000 shares of such stock) were automatically converted into Cymer's common stock or warrants to purchase common stock. The conversion of the preferred stock and warrants to common stock was on a 1 for 1 basis, except for the Series E preferred stock and warrants, which were converted on an approximate 1.5 to 1 basis. Upon conversion of the preferred stock and warrants, all preferred stock dividends and other rights previously assigned ceased. In addition, upon the September 1996 conversion discussed above, the cumulative accretion on the Redeemable Convertible Preferred Stock of $7,901,000 was recorded as a reduction of the accumulated deficit.

7. STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred Stock - Pursuant to Cymer's Articles of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participation, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.

   Common Stock Warrants - At December 31, 1998, Cymer had warrants outstanding to purchase 124,000 shares of its common stock at a weighted average purchase price of $1.69 per share. The warrants expire in 2000 and 2001.

   Stock Option and Purchase Plans - Cymer has three plans as follows:

                                                 Common Shares
                                                Designated for
                                                   Issuance

       (i)   1987 Stock Plan                      3,000,000
      (ii)   1996 Stock Option Plan               4,250,000
     (iii)   1996 Employee Stock Purchase Plan      500,000

             Total                                7,750,000

   (i) 1987 Stock Option Plan (the "1987 Plan") - The 1987 Plan provides that incentive and nonstatutory options to purchase shares of common stock may be granted to employees and consultants at prices that are not less than 100% (85% for nonstatutory options) of the fair market value of Cymer's common stock on the date the options are granted. The 1987 Plan also provides for various restrictions regarding option terms, prices, transferability and other matters. Options issued under the 1987 Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant.

   (ii) 1996 Stock Option Plan (the "1996 Stock Plan") - The 1996 Stock Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of Cymer. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option. The exercise price of incentive stock options granted under the 1996 Stock Plan must be at least equal to the fair market value of Cymer's common stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of Cymer's common stock on the date of grant. Options issued under the 1996 Stock Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant. This plan was amended in 1998 by the shareholders to increase the plan shares issuable from 3,000,000 to 4,250,000.

   (iii) 1996 Employee Stock Purchase Plan (the "ESPP") - The ESPP is intended to qualify under Section 423 of the Code. Under the ESPP, an eligible employee may purchase shares of common stock from Cymer through payroll deductions of up to 10% of his or her base compensation (excluding bonuses, overtime and sales commissions), at a price per share equal to 85% of the lower of (i) the fair market value of Cymer's common stock as of the first day of each offering period under the ESPP or (ii) the fair market value of the common stock at the end of the offering period.

   In 1996 Cymer had adopted a 1996 Director Option Plan (the "Director Option Plan") whereby 200,000 shares were reserved for Board of Director option grants. There were 80,000 options issued under the Director Option Plan in 1997. The plan was dissolved in October 1997 by the Board of Directors.

   Stock option transactions are summarized as follows (in thousands, except per share data):

                                                      Weighted Average
                                     Number of         Exercise Price
                                      Shares            Per Share

   Outstanding, January 1, 1996       1,922             $   0.33
     Granted                          1,444             $   7.16
     Exercised                         (254)            $   0.37
     Terminated                         (78)            $   1.16

   Outstanding, December 31, 1996     3,034             $   3.48
     Granted                          1,838             $  27.20
     Exercised                         (608)            $   0.78
     Terminated                        (217)            $   8.93

   Outstanding, December 31, 1997     4,047             $  14.39
     Granted                          1,731             $  20.31
     Exercised                         (359)            $   1.74
     Terminated                      (1,351)            $  25.90

   Outstanding, December 31, 1998     4,068             $  14.21

   Exercisable, December 31, 1996       586             $   0.31
   Exercisable, December 31, 1997       846             $   3.73
   Exercisable, December 31, 1998     1,447             $   8.26

   Cymer applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option and stock purchase plans (see Note 1). Accordingly, no compensation expense has been recognized for its stock-based compensation plan, as the options are granted at the fair market value of Cymer's common stock on the date of grant.

   The  following  table summarizes the impact  had  compensation
   cost  been  determined based upon the  fair   value   at   the
   grant   date   for  awards  under  the  plan  consistent  with
   the methodology prescribed under SFAS No. 123:


                                              For the year ended December 31,
                                             1996           1997          1998

     Impact on net income                ($218,000)    ($7,600,000)   ($15,228,000)

     Impact on earnings per share:
         basic                              ($0.01)         ($0.27)         ($0.54)
         diluted                            ($0.01)         ($0.25)         ($0.52)

     Estimated weighted average
       fair market value of options
       granted or shares purchased
       using the Black-Scholes
       pricing model:
         Options                             $1.75          $17.36          $11.57
         ESPP                                                                $9.00

                                              For the year ended December 31,
                                             1996          1997           1998
    Weighted average assumptions:
       dividend yield                        None           None           None
       volatility rate                       107%            88%            85%
       risk free interest rates         5.33% to 6.68%   5.37% to 6.83%  4.07% to 5.66%
       assumed forfeiture rate                 3%             5%              5%
       expected life - Options              5 years        5 years         5 years
                       ESPP                   N/A            N/A          .5 years

   The  following table summarizes information as of December 31,
   1998   concerning   currently  outstanding   and   exercisable
   options:

           Options Outstanding                                 Options Exercisable
                                  Weighted Average        Weighted                           Weighted
   Range of          Number         Remaining              Average           Number           Average
Exercise Prices   Outstanding     Contractual Life      Exercise Price     Exercisable    Exercise Price
                 (in thousands)      (years)                             (in thousands)
$0.25-$2.50        1,174,650           1.66                 $1.14            833,349            $1.04
$3.00-$19.34         895,701           6.33                $13.16            225,855            $9.99
$20.13-$21.03      1,017,239           5.84                $20.58            294,810           $20.77
$22.56-$27.38        885,804           8.37                $23.22             56,581           $25.94
$33.75-$33.75         94,218           3.56                $33.75             36,897           $33.75

                   4,067,612           5.24                $14.21          1,447,492            $8.26

Common Shares Reserved - As of December 31, 1998, Cymer had reserved the following number of shares of common stock for issuance (in thousands):


      Issuance under stock option and purchase plans          1,790
      Exercise of common stock purchase warrants                124
         Total                                                1,914

Treasury Stock - On January 28, 1998, Cymer's Board of Directors authorized Cymer to repurchase up to $50.0 million of Cymer's common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 1998, Cymer had repurchased 2,000,000 shares at a cost of $24.9 million.

Option  Repricing  -  On  January  28,  1998,  Cymer's  Board  of
Directors authorized an incentive stock option repricing effective March 2, 1998 at a new option price of $22.56 per share. The repricing took effect on 839,020 options with original prices ranging from $21.03 to $33.75 per share granted from December 1996 through October 1997. The four year vesting period of the repriced options also began on March 2, 1998 and the term of such options was set at ten years. In accordance with APB Opinion No. 25, Cymer did not incur any compensation expense as a result of this repricing for the year ended December 31, 1998.

Stockholder Rights Plan -  On February 13, 1998, Cymer's Board of
Directors adopted a Stockholder Rights Plan.  Under the terms  of the  plan, rights were distributed as a dividend at a rate of one preferred  share  purchase  right on each  outstanding  share  of
Cymer's  common stock held by
stockholders of record as of the close of business on March 2, 1998. All additional shares of common stock issued prior to February 13, 2008, the expiration date for all rights, are to receive the dividend at the
same rate.   The exercise price for each one-thousandth of a preferred
share issuable pursuant to the exercise of a right shall initially be $100.00, subject to adjustment under the plan. Such rights are exercisable only upon certain change of ownership events as defined in the plan. The rights are designed to assure that all Cymer stockholders receive fair and equal treatment in the event of any proposed takeover of Cymer and to guard against partial tender offers and other abusive tactics to gain control of Cymer without paying all stockholders the fair value of their shares, including a control premium.

8.   REPORTING COMPREHENSIVE INCOME

  Effective January 1, 1998, Cymer adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires reporting and displaying comprehensive income and its components, which, for Cymer, include foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by Cymer as a component of stockholders' equity. The adoption of SFAS No. 130 had no impact on Cymer's results of operations or financial position. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

  The following table summarizes the change in each component of accumulated other comprehensive income (loss) for the three years in the period ended December 31, 1998:

                                          Total unrealized
                                              gains on          Accumulated
                           Translation   available-for-sale       other
                           adjustment,      investments,       comprehensive
                           net of tax        net of tax        income (loss)

January 1, 1996
   Beginning balance        ($205)                                ($205)
   Period net charge         (240)                                 (240)
December 31, 1996
   Balance                   (445)                                 (445)
   Period net charge       (1,858)                $49            (1,809)
December 31, 1997
   Balance                 (2,303)                 49            (2,254)
   Period net charge          441                 186               627
December 31, 1998
   Balance                ($1,862)               $235           ($1,627)

9.   INCOME TAXES

   The   components  of  the  provision  for  income  taxes   are
   summarized as follows:

                                            Year ended December 31,
                                         1996         1997        1998
                                                (in thousands)
       Current income taxes:
         Federal                       $1,605       $16,174       ($751)
         State                                        1,127          10
         Foreign                        1,004         2,700       1,213

       Total                            2,609        20,001         472

                                             Year ended December 31,
                                         1996          1997         1998
                                                  (in thousands)
       Deferred income taxes:
         Federal                         (131)       (5,103)      (2,029)
         State                            (12)         (360)        (552)
         Foreign                         (352)         (611)         859

       Total                             (495)       (6,074)      (1,722)

       Reduction in valuation
        allowance                        (923)       (5,288)
       Income tax provision (benefit)  $1,191        $8,639       ($1,250)

   The income tax provision (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense (benefit). The items causing this difference for the period are as follows:

                                              Year ended December 31,
                                           1996        1997        1998

     Provision at statutory rate         $2,618      $12,095       $592
     Foreign provision in excess of
       Federal statutory rate               562        1,659      2,504
     State income taxes, net of
       Federal benefit                     (123)         484       (152)
     Foreign sales corporation taxes,
       net of Federal tax                  (339)        (449)    (3,270)
     Federal tax credits                   (193)        (587)      (499)
     Japanese imported product credits                  (622)
     Tax exempt interest, net of
      disallowed expenses                                          (563)
     Miscellaneous/other items              245          968        138
     Reduction in valuation allowance    (1,579)      (4,909)

     Provision (benefit) at effective
      tax rate                           $1,191       $8,639    ($1,250)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cymer's net deferred tax assets are as follows:

                                                     December 31,
                                              1997                 1998
                                                   (in thousands)
     Reserves and accruals not
      currently deductible                  $11,780              $12,699
     Accrued Japanese enterprise tax            739                  296
     State taxes                               (563)                (756)
     Tax credits carryforwards                                     1,577
     Difference between book and tax
      basis of inventory and fixed assets       355                  (91)
     Tax effect of foreign currency
      translation adjustments                 1,239                  945
     Other                                      379                  687
     Net deferred tax assets                $13,929              $15,357
     Less: current portion                  (12,690)             (12,824)
     Net non-current deferred tax assets     $1,239               $2,533

    Cymer eliminated its valuation allowance in 1997 due to management's belief that current year activity made realization of such benefit more likely than not.

10. COMMITMENTS AND CONTINGENCIES

    Leases - Cymer leases its primary facilities under non-cancelable operating leases. The lease terms are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms. Cymer also leases certain other facilities and equipment under capital and short-term operating lease agreements. The capital leases expire on various dates through 2002.

    Under the terms of an operating lease for an office building entered into in December 1996, Cymer has deposited approximately $2,224,000 in an escrow account in lieu of a security deposit for the premises. The majority of this amount is included with prepaid expenses and other assets on the consolidated balance sheets.

    Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $1,052,000, $2,863,000 and $4,043,000 for the years ended December 31, 1996, 1997 and
    1998, respectively.

    The net book value of assets under capital leases at December 31, 1997 and 1998 was approximately $2,101,000 and $1,651,000, net of accumulated depreciation of approximately $523,000 and $915,000, respectively.

    Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

    Year Ending December 31,                      Operating        Capital

    1999                                            $2,923           $738
    2000                                             2,959            730
    2001                                             3,004            383
    2002                                             2,892             28
    2003                                             2,724              5
    Thereafter                                      18,033

    Total                                          $32,535          1,884
    Less amount representing interest                                 365
    Present value of minimum lease payments                         1,519
    Less current portion                                              580
    Long term obligations under capital leases                       $939

    Patent License Agreement - Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented laser technology. Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained. Royalty fees totaled $226,000, $49,000 and $100,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    Employee Savings Plan - Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits. The Plan is available to substantially all full-time United States employees. Effective January 1, 1997, Cymer matched 100% of each eligible employee's contributions, up to $500.00 per year. Cymer contributed $187,000 to the plan for the year ended December 31, 1997 and $221,000 for the year ended December 31, 1998. There were no matching contributions in 1996.

    Retirement Plan - During the year ended December 31, 1996, Cymer Japan adopted a retirement benefit plan for all Cymer Japan employees and Japanese directors. The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Allowance and Pension Plan accounted for using the book reserve method. Expense under these plans totaled $37,000, $172,000 and $379,000 for the years ended December 31, 1996, 1997 and 1998 respectively.

    Contingency - On November 1, 1996, Cymer entered into a settlement agreement for the dismissal of a patent infringement complaint filed against Cymer in September, 1996. Under the terms of the settlement, the plaintiffs agreed to (i) release Cymer from any claims they may have with respect to the disputed patent and (ii) dismiss the patent infringement action with prejudice. In return, Cymer agreed to make annual payments to the plaintiffs over a 13-year period. Such annual payments and the related expense are not material to Cymer's financial position, results of operations or cash flows.

    In addition, Cymer's Japanese manufacturing partner has been notified that its manufacture of Cymer's laser systems in Japan may infringe a Japanese patent held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of counsel, that Cymer's products do not infringe any valid claim of the asserted patent.

11. CLASS ACTION LAWSUITS

    Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants.
    The plaintiffs purport to represent a class fo all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action. No lead plaintiff has yet been appointed and a consolidated amended complaint has not yet been filed. Discovery has not yet commenced. Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. The defense of these actions may cause some disruption in Cymer's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

12. RELATED PARTY TRANSACTIONS

    Collaborative Arrangement - Cymer has a collaborative arrangement with a Japanese company that is also a stockholder of Cymer. The arrangement, entered into in August 1992, includes a (i) stock purchase agreement,
    (ii) research and development agreement, (iii) product license agreement and (iv) contract manufacturing agreement. The general provisions of these agreements are as follows:

      Stock Purchase Agreement - The stockholder purchased 470,590 shares of Cymer's Series D Redeemable Convertible Preferred Stock at $4.25 per share with net proceeds to Cymer of $1,909,000. Such stock was converted into common stock in 1996 (see Note 6).

      Product License Agreement - Cymer granted to the stockholder the exclusive right in Japan to manufacture and sell one of Cymer's products and subsequent enhancements thereto. Cymer also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties. In exchange for these rights, Cymer received up-front license fees and is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. The license agreement also provides that product sales between Cymer and the stockholder will be at a 15% discount from the respective companies' list price. The agreement terminates in August 2012. There was no activity under this agreement in 1996, 1997 and 1998.

      Contract Manufacturing Agreement - The stockholder has agreed to manufacture for Cymer another of its products. Cymer will be required to purchase a specified percentage of its total annual product, as defined, from the stockholder. The agreement expires in August 2001, and will automatically renew for two-year terms unless one year's notice is given by either party. Cymer made $477,000, $14.1 million and $13.9 million in purchases under this agreement in 1996, 1997 and 1998, respectively.

    Service Agreement - Cymer has a service agreement with another Japanese company who is also a stockholder of Cymer. The general provisions of the service agreement are as follows:

      Sales and Marketing - The Japanese company is to assist Cymer in establishing sales, marketing, manufacturing, and maintenance capabilities in exchange for consideration equal to a percentage of net sales of certain products in Japan. The agreement initially expired in March 1996 and automatically extends until the total consideration paid under the agreement aggregates $2,000,000.
      Under certain conditions, if the agreement is terminated, Cymer may be required to pay liquidated damages equal to $2,000,000 less the aggregate of previous consideration plus other eligible consideration paid to the Japanese company as defined in the agreement. Consideration expensed under the agreement for the years ended December 31, 1996 and 1997 totaled $1,284,000 and $150,000, respectively. The aggregate $2,000,000 consideration was met in January, 1997.

      Royalties - Cymer has also agreed to pay the Japanese company additional royalties on net sales of certain products manufactured by the third party contractor as well as a fee for each laser chamber refurbished by the third party contractor. Such royalties are applicable only for the period subsequent to the expiration of the original agreement and shall continue as long as products are manufactured by the third party contractor. Consideration expensed under the agreement for the years ended December 31, 1997 and 1998 was $252,000 and $293,000, respectively. There was no consideration under the agreement in 1996.

13. SEGMENTED INFORMATION

    Cymer designs, manufactures and sells excimer laser systems, replacement parts and support services for use in photolithography systems used in the manufacture of semiconductors with critical feature sizes. In accordance with SFAS No. 131, Cymer currently considers its business to consist of one reportable operating segment. See Note 1.

    Geographic Information

    Presented below is information regarding sales, income from operations, and identifiable assets, classified by operations located in the United States, Japan, Korea, Taiwan, Singapore and the Netherlands. Cymer sells its excimer lasers in Japan through Cymer Japan. Intercompany sales to the subsidiaries are primarily at 85% of the price of products sold to outside customers. All significant intercommpany balances are eliminated in consolidation. The majority of consolidated costs and expenses are incurred in the United States and are reflected in the operating loss from the United States operations.

                                             Year Ended December 31
                                         1996        1997        1998
    Sales:

      United States                    $26,918      $75,432    $93,144
      Japan                             38,077      128,075     88,571
      Korea, Taiwan, Singapore
       and Netherlands                                  140      3,426

      Total                            $64,995     $203,647   $185,141

    Operating income (loss):

      United States                   ($13,974)    ($30,186)  ($44,117)
      Japan                             21,858       65,786     47,359
      Korea, Taiwan, Singapore
       and Netherlands                               (1,156)     2,019

       Total                            $7,884      $34,444     $5,261

    Indentifiable assets:

      United States                   $105,902     $310,019   $287,871
      Japan                             23,565       72,427     67,792
      Korea, Taiwan, Singapore
       and Netherlands                                3,673      8,655

       Total                          $129,467     $386,119   $364,318

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       QUARTERLY RESULTS OF OPERATIONS
                                   (in thousands except for per share data)

                                        Year ended December 31, 1997
                                     1st       2nd       3rd        4th

        Revenues                  $36,971    $50,132   $57,468   $59,076
        Gross Profit              $14,749    $19,027   $20,289   $23,472
        Operating income (loss)    $6,970     $7,970    $9,605    $9,899
        Net income (loss)          $4,408     $7,430    $7,047    $7,173
        Basic earnings (loss)
         per share                  $0.16      $0.26     $0.25     $0.25
        Diluted earnings (loss)
         per share                  $0.14      $0.24     $0.23     $0.24

                                        Year ended December 31, 1998
                                     1st        2nd       3rd        4th

        Revenues                  $49,679    $53,022   $44,448    $37,992
        Gross profit              $18,998    $18,792   $15,557     $5,768
        Operating income (loss)    $4,854     $3,991    $3,090    ($6,674)
        Net income (loss)          $2,703     $1,689    $1,453    ($3,322)
        Basic earnings (loss)
         per share                  $0.09      $0.06     $0.05     ($0.12)
        Diluted earnings (loss)
         per share                  $0.09      $0.06     $0.05     ($0.12)