Form 10-Q
period 1999-03-31
CYMER INC
filed 1999-05-13
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on April 23, 1999 was 27,679,564.

                         CYMER, INC.

                          FORM 10-Q

            For the Quarter Ended March 31, 1999

                            INDEX

                                                                    Page

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as                               3
          of December 31, 1998 and March 31, 1999

         Consolidated Statements of Operations for the                4
          three months ended March 31, 1998 and 1999

         Consolidated Statements of Cash Flows for the                5
          three months ended March 31, 1998 and 1999

         Notes to Consolidated Financial Statements                   7

ITEM 2.  Management's Discussion and Analysis of                      10
         Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures                     25
          About Market Risk

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                            26

ITEM 2.  Changes in Securities and Use of Proceeds                    26

ITEM 3.  Defaults upon Senior Securities                              26

ITEM 4.  Submission of Matters to a Vote                              26
         of Security Holders

ITEM 5.  Other Information                                            26

ITEM 6.  Exhibits and Reports on Form 8-K                             26

SIGNATURE PAGE                                                        27

               PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
                                                  December 31,      March 31,
                                                     1998             1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $53,130         $63,793
  Short-term investments                              85,558          62,950
  Accounts receivable - net                           50,909          55,650
  Foreign exchange contracts receivable               22,145          20,545
  Inventories                                         50,786          48,473
  Deferred income taxes                               12,824          12,816
  Prepaid expenses and other                           3,706           3,851
     Total current assets                            279,058         268,078

PROPERTY - net                                        51,937          53,275
LONG-TERM INVESTMENTS                                 23,480          33,432
DEFERRED TAXES - NON-CURRENT                           2,533           2,994
OTHER ASSETS                                           7,310           7,078
TOTAL ASSETS                                        $364,318        $364,857

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $8,581          $8,433
  Accrued and other liabilities                       33,204          34,171
  Foreign exchange contracts payable                  24,873          21,620
  Income taxes payable                                 2,146           1,636
  Revolving loan                                      11,609          15,806
    Total current liabilities                         80,413          81,666

LONG-TERM LIABILITIES:
Convertible subordinated notes                       172,500         172,500
Other liabilities                                      3,424           3,365
MINORITY INTEREST                                      1,450           1,472
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred Stock - authorized 5,000,000
   shares; $.001 par value,
   no shares issued or outstanding
  Common stock - authorized 50,000,000
   shares; $.001 par value,
   issued and outstanding 27,174,000 and
   27,618,000 shares                                     27               28
  Paid-in capital                                   111,842          114,128
  Treasury stock at cost (2,000,000 common
   shares)                                          (24,871)         (24,871)
  Accumulated other comprehensive loss               (1,627)          (2,293)
  Retained earnings                                  21,160           18,862
    Total stockholders' equity                      106,531          105,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $364,318         $364,857

See notes to consolidated financial
statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

                                                   For the three months ended
                                                             March 31,
                                                        1998          1999

REVENUES:
  Product sales                                       $49,628        $39,823
  Other                                                    51            269
     Total revenues                                    49,679         40,092

COSTS AND EXPENSES:
  Cost of product sales                                30,630         28,116
  Research and development                              7,817          7,452
  Sales and marketing                                   3,900          3,532
  General and administrative                            2,478          2,794
    Total costs and expenses                           44,825         41,894

OPERATING INCOME (LOSS)                                 4,854         (1,802)

OTHER INCOME (EXPENSE):
  Foreign currency exchange loss - net                   (232)          (234)
  Interest and other income                             2,008          1,771
  Interest and other expense                           (2,781)        (2,769)

    Total other income (expense) - net                 (1,005)        (1,232)

INCOME (LOSS) BEFORE INCOME TAX
  (PROVISION) BENEFIT
  AND MINORITY INTEREST                                 3,849         (3,034)

INCOME TAX (PROVISION) BENEFIT                         (1,158)           758
MINORITY INTEREST                                          12            (22)

NET INCOME (LOSS)                                      $2,703        ($2,298)

EARNINGS PER SHARE:
Basic:
  Earnings (loss) per share                             $0.09         ($0.08)
  Weighted average common shares
   outstanding                                         28,775         27,385
Diluted:
  Earnings (loss) per share                             $0.09         ($0.08)
  Weighted average common and potential
   common shares outstanding                           30,496         27,385

     See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                     For the three months ended
                                                               March 31
                                                           1998         1999

OPERATING ACTIVITIES:
  Net income (loss)                                      $2,703      ($2,298)
  Adjustments to reconcile net income (loss) to
   net cash used for operating activities:
  Depreciation and amortization                           3,610        4,152
  Minority interest                                         (12)          22
  Deferred income taxes                                                 (461)
  Gain on disposal of property                                           (51)
  Change in assets and liabilities:
   Accounts receivable                                    7,997       (6,226)
   Foreign exchange contracts receivable                  8,616          605
   Inventories                                           (8,564)       1,936
   Prepaid expenses and other assets                       (457)        (446)
   Accounts payable                                      (3,319)        (590)
   Accrued and other liabilities                         (3,920)       2,033
   Foreign exchange contracts payable                    (7,633)      (2,160)
   Income taxes payable                                    (561)        (510)

     Net cash used for operating activities              (1,540)      (3,994)

INVESTING ACTIVITIES:
   Acquisition of property                               (5,719)      (5,748)
   Purchases of investments                             (26,199)     (40,872)
   Proceeds from sold or matured investments             51,102       53,527

     Net cash provided by investing activities           19,184        6,907

FINANCING ACTIVITIES:
   Net payments under revolving loan and
    security agreements                                                4,086
   Proceeds from issuance of common stock                   321        2,287
   Purchase of treasury stock                            (2,091)
   Payments on capital lease obligations                   (158)        (144)

     Net cash provided by (used for)
      financing activities                               (1,928)       6,949

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                        1,086          801

NET INCREASE IN CASH AND CASH EQUIVALENTS                16,802       10,663
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         51,903       53,130

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $68,705      $63,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                          $3,395       $3,192
  Income taxes paid                                      $1,814         $648

See notes to consolidated financial statements.

                         CYMER, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended March 31, 1999
                         (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial information has been prepared by Cymer, Inc., its wholly-owned and majority-owned subsidiaries, (collectively, "Cymer"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

       Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. (Cymer Japan), Cymer Singapore Pte Ltd. (Cymer Singapore) and Cymer B.V. in the Netherlands (Cymer B.V.), and its majority-owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA). Cymer, Inc. owns 70% of Cymer Korea and 75% of Cymer SEA. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

      Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1998. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.   EARNINGS PER SHARE

     Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"), effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principals Board ("APB") Opinion No. 15. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common
stockholders  by  the  weighted-average  of  common   shares
outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128. Cymer adopted the new method of reporting EPS for the year ended December 31, 1997. Reconciliation of the basic and diluted EPS is as follows:

                                              Three months ended March 31,
                                                   1998        1999
                                                 (In thousands, except
                                                   per share amounts)

Net income (loss)                                $2,703      ($2,298)

Basic earnings (loss) per share                   $0.09       ($0.08)
Basic weighted average common
 shares outstanding                              28,775       27,385

Effect of dilutive securities:
   Warrants                                         118
   Options                                        1,603
Diluted weighted average common
and potential common shares outstanding          30,496       27,385
Diluted earnings (loss) per share                 $0.09       ($0.08)

3.   BALANCE SHEET DETAILS

                                                December 31,       March 31,
                                                    1998             1999
                                                       (in thousands)

INVENTORIES:
   Raw Materials                                  $29,324           $16,960
   Work-in-progress                                12,946            17,429
   Finished goods                                   8,516            14,084
Total                                             $50,786           $48,473

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation reserves             $19,000           $19,013
   Payroll and payroll related                      3,622             3,882
   Interest                                         7,651             7,054
   Other                                            2,931             4,222
Total                                             $33,204           $34,171

4.   REPORTING COMPREHENSIVE INCOME

  Effective January 1, 1998, Cymer adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires reporting and displaying comprehensive income and its components, which, for Cymer, include foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities that are currently being presented by Cymer as a separate component of stockholders' equity. The adoption of SFAS No. 130 had no impact on Cymer's results of operations or financial position. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

      The following table summarizes the change in each component of accumulated other comprehensive income (loss) for the periods ended December 31, 1998 and March 31, 1999:

                                                Total unrealized
                                               gains (losses) on        Accumulated
                                Translation    available-for-sale          other
                                adjustment,      investments,          comprehensive
                                net of tax        net of tax           income (loss)

January 1, 1998     Balance      ($2,303)              $49               ($2,254)
                    Period net
                     change          441               186                   627
December 31, 1998   Balance       (1,862)              235                (1,627)
                    Period net
                     change         (609)              (57)                 (666)
March 31, 1999      Balance      ($2,471)              178               ($2,293)


5.   CLASS ACTION LAWSUITS

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


6.   CONTINGENCIES

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



 Item 2.  Management's Discussion and Analysis of Financial
                          Condition
                  and Results of Operations


      AN  ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT
REFLECTING  CURRENT  EXPECTATIONS  THAT  INVOLVE  RISKS  AND
UNCERTAINTIES.   ACTUAL RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  DISCUSSED  IN  SUCH FORWARD-LOOKING  STATEMENTS,  AND
STOCKHOLDERS  OF CYMER, INC. (TOGETHER WITH ITS WHOLLY-OWNED
AND   MAJORITY-OWNED  SUBSIDIARIES,  COLLECTIVELY,  "CYMER")
SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET  FORTH
IN THIS FORM 10Q, INCLUDING "RISK FACTORS" BEGINNING ON PAGE
15  HEREOF.   CYMER  MAY FROM TIME TO TIME  MAKE  ADDITIONAL
WRITTEN   AND  ORAL  FORWARD-LOOKING  STATEMENTS,  INCLUDING
STATEMENTS  CONTAINED IN CYMER'S FILINGS WITH THE SECURITIES
AND  EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS.
CYMER  DOES  NOT  UNDERTAKE  TO UPDATE  ANY  FORWARD-LOOKING
STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF
OF CYMER.

RESULTS OF OPERATIONS

  The following table sets forth certain items in Cymer's statements of operations as a percentage of total revenues for the periods indicated:

                                                 Three months ended
                                                      March 31,
                                                   1998       1999

Revenues:
   Product sales                                   99.9%      99.3%
   Other                                             .1         .7
       Total revenues                             100.0%     100.0%

Cost and expenses:
   Cost of product sales                           61.7       70.1
   Research and development                        15.7       18.6
   Sales and marketing                              7.8        8.8
   General and administrative                       5.0        7.0
      Total costs and expenses                     90.2      104.5

Operating income (loss)                             9.8       (4.5)
Other income (expense) - net                       (2.0)      (3.1)

Income before income tax
 (provision) benefit and minority interest          7.8       (7.6)

Income tax (provision) benefit                     (2.3)       1.9
Minority interest                                   (.1)       (.1)

Net income (loss)                                   5.4%      (5.8%)

Gross margin on product sales                      38.3%      29.4%

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

     Revenues. Cymer's total revenues consist of product sales, which include sales of laser systems, spare parts, service and training, and other revenues, which primarily include revenues from funded development activities performed for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

     Product sales decreased 20% from $49.6 million  in  the
three months ended March 31, 1998 to $39.8 million in the three months ended March 31, 1999, primarily due to decreased sales of DUV photolithography laser systems. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, replacement parts and services has increased and is a larger component of product sales. Funded development revenues increased from $51,000 for the three months ended March 31, 1998 to $269,000 in the three months ended March 31, 1999, primarily due to the addition of various laser research projects sponsored by customers and SEMATECH in 1999 compared to the completion of various projects in 1998.

      Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 89%, 88% and 87% of Cymer's sales in 1997, 1998 and the first three months of 1999, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 65%, 48% and 41% of revenues from 1997, 1998 and the first three months of 1999, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales declined 8% from $30.6 million for the three months ended March 31, 1998 to $28.1 million for the three months ended March 31, 1999 due to the decrease in sales volume. The gross margin on these sales decreased from 38.3% for the three months ended March 31, 1998 to 29.4% for the same three month period in 1999. This reduction was primarily due to lower product sales recognized versus fixed manufacturing facility costs capable of increased capacity as well as the continued development of worldwide field support infrastructure.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized net gains on such contracts of $2.3 million for the three months ended March 31, 1998 and a $951,000 net loss for the three months ended March 31, 1999.

     Research and Development. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 5% from $7.8 million in the three months ended March 31, 1998 to $7.5 million in the three months ended March 31,

1999, due primarily to timing of various research programs initiation, development and milestone completions. Development expenses during 1998 consisted of the completion of major milestones on Cymer's ELS-5010 laser system, and development efforts on Cymer's next generation Orion or ELS-6000 laser system. The expenses associated with these programs declined in 1999 as milestones were met and new programs were at their initial stages. As a percentage of total revenues, such expenses increased from 15.7% to 18.6% in the respective periods due to lower revenues.

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 9% from $3.9 million for the three months ended March 31, 1998 to $3.5 million in the three months ended March 31, 1999 due primarily to the initial start up costs associated with developing Cymer's foreign field service locations in Europe, Singapore, Korea and Taiwan, which were incurred in 1998. As a percentage of total revenues, such expenses increased from 7.8% to 8.8% in the respective periods due to lower sales volumes.

     General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 13% from $2.5 million in the three months ended March 31, 1998 to $2.8 million for the three months ended
March 31, 1999, due to the continuing process quality development efforts and the required general and administrative support activities. As a percentage of total revenues, such expenses increased from 5% to 7% from period to period.

     Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other expense increased from $1.0 million for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999, primarily due to the decrease in interest income associated with lower market yields in 1999 on the investment of excess cash. Foreign currency exchange losses totaled $232,000, interest income totaled $2.0 million and interest expense totaled $2.8 million for the three months ended March 31, 1998, compared to an exchange loss of $234,000, interest income of $1.8 million and $2.8 million in interest expense for the three months ended March 31, 1999.

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

     Income Tax (Provision) Benefit. The provision for income taxes for the three months ended March 31, 1998 of $1.2 million reflects an annual effective tax rate of 30% as Cymer had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998. The tax benefit of $758,000 reported in 1999 was primarily attributable to the net loss reported for the three month period ended March 31, 1999 at an annual effective tax rate of 25%. The 1999 annual effective rate is attributable to the effect of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Cymer has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financing, bank borrowings, its September 18, 1996 initial public offering, which resulted in net proceeds to Cymer of approximately
$29.7  million,  the public offering on December  12,  1996, which resulted in net proceeds of approximately $50.0 million, and raising a net $167.3 million in a convertible subordinated note offering on August 6, 1997. As of March 31, 1999, Cymer had approximately $63.8 million in cash and cash equivalents, $63.0 million in short-term investments, $33.4 million in long-term investments, $186.4 million in working capital and $15.8 million in bank debt.

     Net cash used for operating activities was approximately $1.5 million for the three months ended March 31, 1998 and $4.0 million for the three months ended March 31, 1999. The increase in cash used in operations for the three months ended March 31, 1999 as compared to 1998 was primarily attributable to an increase in accounts receivable for 1999 versus a decrease for 1998 primarily associated with the timing of sales and cash receipts from the previous quarters, offset by a decrease in inventory and an increase in accrued and other liabilities during 1999.

     Net cash provided by investing activities was approximately $19.2 million for the three months ended March 31, 1998 as compared to $6.9 million for the three months ended March 31, 1999. The net cash provided by investing activities during the first three months of 1998 and 1999 primarily reflects continued property acquisitions to accommodate the business expansion and focus, offset by the timing of short and long term investments maturing and being reinvested during the period.

     Net cash used for financing activities was approximately $1.9 million for the three months ended March 31, 1998, and net cash provided by financing activities was approximately $6.9 million for the three months ended March 31, 1999. For the three months ended March 31, 1998, Cymer received a net $321,000 through the issuance of common stock, offset by a treasury stock repurchase of $2.1 million. The net cash provided by financing activities for the three months ended March 31, 1999 was primarily attributable to $4.8 million in bank borrowings in Japan and the receipt of $2.3 million upon the issuance of common stock due to the exercising of stock options by Cymer employees.

     Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and overall industry conditions. Cymer believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business during 1999.

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

      Cymer is 100% complete with the identification of systems which may be vulnerable to the Y2K issue, and is 100% complete with the assessment of the impact on these systems. The assessment includes factory systems, desktop PC's, fax machines, printers, and common software packages in use at Cymer. In addition, all suppliers have been contacted for their Y2K plans and all new software licenses include Y2K statements. Remediation is 100% complete. The testing of systems and components is 100% complete as of March 31, 1999.

      Cymer's ongoing plan is to continue the process of working with suppliers and customers to verify their Y2K readiness by June 30, 1999, as well as to obtain their then-current Y2K related public statements on Y2K compliance. Cymer plans to evaluate any issues raised in this process in terms of any special actions Cymer should consider taking to reduce related risks, including further follow up with suppliers and customers as the year 2000 approaches. These and other issues will be included in Cymer's Y2K ongoing action plan.

     Cymer's Y2K contingency plan consists of the following:
(1) offsite backup of all critical data and software; (2) multiple redundant suppliers for all critical data communication and telecommunications services; (3) readiness planning for support personnel; (4) outside consultants identified for rapid availability; and (5) ongoing evaluation and planning for contingencies.

     Cymer's current laser systems are not Y2K compliant per SEMATECH standards. The laser systems currently require manual intervention to reset the internal clock to account for leap year in the year 2000. Cymer's customers have been informed of the non-compliance and have been provided with instructions for the manual correction of the date between January 1 and February 28, 2000. Not resetting the internal clock would have no material impact on the operation of the
laser  system.   Cymer  has  demonstrated  and  tested  the
software fix to bring the lasers to full SEMATECH Y2K compliance. These tests have been completed; however, no date has been determined for full deployment of the software upgrade out to the field. Cymer currently has no reason to believe the software upgrade will not be implemented prior to the year 2000.*

     Based on the assessment efforts to date, Cymer does not believe that the Y2K issue will have a material adverse effect on Cymer's consolidated financial condition and results of operations.* The cost of the Y2K process is estimated at approximately $250,000 of which approximately $150,000 has been incurred.* However, Cymer's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Aside from global infrastructure Y2K requirements, Cymer's worst case scenario may include: supplier and customer purchase, delivery and payment delays; server and desktop computer failures; one or more critical software systems failures, including embedded control systems; and failure of one or more internal and external communications systems such as telephones,
networks,   voice  mail  and  paging  systems.   Additional
potential sources of risk include (a) the inability of key suppliers and customers to be Y2K compliant, (b) the disruption of global transportation channels as a result of general system failures, and (c) an overall failure of necessary infrastructure such as electricity and telecommunications. If any of these were to occur, there could be a material adverse effect on Cymer's consolidated financial condition and results of operations.

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

     Semiconductor Manufacturer Demand

     Cymer believes that semiconductor manufacturers are currently developing capability for production and pilot production of 0.25um, 0.18um and below devices. Cymer also believes that the efforts to develop such capability are driving present demand for its excimer lasers for DUV photolithography tools. Once semiconductor manufacturers have acquired such capability, their demand for Cymer's DUV photolithography tools will depend on whether they want to expand their capacity to manufacture such devices. This will in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV excimer lasers will depend on such demand and process development constraints of the semiconductor manufacturers.*

     Industry Conditions

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

Dependence on Semiconductor Industry

       Cymer derives substantially all of its revenues from photolithography tool manufacturers. Photolithography tool manufacturers depend in turn on the demand for their products from semiconductor manufacturers. Semiconductor manufacturers depend on the demand from manufacturers of end-
products   or   systems   that  use   semiconductors.    The
semiconductor   industry   is  highly   cyclical   and   has
historically experienced periodic and significant downturns. These downturns have often had a severe effect on the demand
for   semiconductor   manufacturing   equipment,   including
photolithography tools. Cymer believes that downturns in the semiconductor manufacturing industry will periodically
occur,  resulting  in  periodic  decreases  in  demand   for
semiconductor manufacturing equipment.   In addition,  Cymer
believes that in a future downturn Cymer's need to continue investment in research and development, and to maintain extensive ongoing customer service and support capability
will    constrain   its   ability   to   reduce   expenses.
Accordingly,  downturns in the semiconductor industry  could
have   a   material  adverse  effect  on  Cymer's  business,
financial condition and results of operations.

Dependence on Small Number of Customers

     A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business. Collectively, they accounted for approximately 94%, 94% and 90% of Cymer's total revenues in 1997, 1998, and the three months ended March 31, 1999, respectively. Individually, sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 37%, 20%, 31% and 6%, respectively, of total revenues in 1998 and 42%, 28%, 13%, 7%, respectively, of total revenues for the three months ended March 31, 1999. Cymer expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future.* None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

Need to Manage a Changing Business

     Cymer has recently dramatically expanded and contracted the scope of its operations and the number of employees in most of its functional areas. For example, Cymer increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 to 809 at December 31, 1997 and then decreased that number to 703 at December 31, 1998. Cymer has installed new management information systems and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

     *    to continue close management of these areas, and
     * to improve its management, operational and financial systems, including
     *    accounting and other internal management systems,
     *    quality control,
     *    delivery and
     *    field service and customer support capabilities.

Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction. Cymer will also need to manage effectively its international operations, including:

     *    the operations of its subsidiaries in Japan, Korea,
          Taiwan, Singapore and the    Netherlands,
     * its field service and support presence in Asia and Europe and
     * its relationship with Seiko as a manufacturer of its photolithography lasers.

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

Need to Expand Field Service and Support Organization

     Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer is currently expanding its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and
Southeast Asia. This expansion entails recruiting and training qualified field service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has historically experienced difficulties in effectively training field service personnel. Cymer might not be able to attract and train qualified personnel to establish these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

Rapid Technological Change; New Product Introductions

     Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

     * continue to enhance its excimer laser products and their process capabilities, and
     * develop and manufacture new products with improved capabilities.

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

Uncertainty  Regarding Patents and Protection of Proprietary
Technology

     Cymer Patents

     Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of March 31, 1999, Cymer owned 41 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to December 2017. As of March 31, 1999, Cymer had also applied for 61 additional patents in the United States, 12 of which have been allowed. As of March 31, 1999, Cymer owned 10 foreign patents and had filed 163 patent applications in various foreign countries.

     Cymer's pending patent applications and any future applications might not be approved. Cymer's patents might not provide Cymer with competitive advantages. Third parties might challenge Cymer's patents. In addition, third parties' patents might have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993. Therefore, Cymer has lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, any such patents issued to Cymer might not adequately protect Cymer's proprietary information. Furthermore, third parties might independently develop similar products, duplicate Cymer's products or, if patents are issued to Cymer, design around the patents issued to Cymer.

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

     Patent Infringement

     Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing their intellectual property rights. Komatsu, one of Cymer's competitors, has notified Cymer's Japanese manufacturing partner, Seiko Instruments, Inc. ("Seiko"), that certain aspects of Cymer's lasers might infringe three patents that have been issued to Komatsu in Japan. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office. In addition, Cymer has engaged in discussions with Komatsu with respect to the Komatsu patents, in the course of which Komatsu has also identified to Cymer a number of pending applications and additional patents. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu patents and the applications in the Japanese Patent Office. However, litigation might ensue with respect to these claims. Cymer and Seiko might not ultimately prevail in any such litigation. Komatsu might assert infringement claims under additional patents.

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

Risks of International Sales and Operations

     Significant International Trade

     Cymer derived approximately 89%, 88% and 87% of its revenues in 1997, 1998 and the three months ended March 31, 1999, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers,
Cymer:

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


   Item 3.  Quantitative and Qualitative Disclosures About
                         Market Risk

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

      At March 31, 1999, Cymer had outstanding forward foreign exchange contracts to buy US$27.4 million for 3.4 billion yen under foreign currency exchange facilities with contract rates ranging from 114.95 yet to 144.15 yen per US$ and various expiration dates through January, 2000.

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

      In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes due August 6, 2004, with interest payable semi-annually February 6 and August 6, commencing February 6, 1998.
Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately
5.47%.   The  Notes  are convertible at the  option  of  the
holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption
prices.   The  Notes are unsecured and subordinated  to  all
existing  and  future  senior indebtedness  of  Cymer.   The
indenture   governing  the  Notes  does  not  restrict   the
incurrence  of senior indebtedness or other indebtedness  by
Cymer.   These  Notes  are recorded at  face  value  on  the
balance  sheets.   The  fair value of such  debt,  based  on
quoted market prices at March 31, 1999 was $147.0 million. As of December 31, 1998 and March 31, 1999, $172.5 million in Convertible Subordinated Notes was outstanding.

                 PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

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

ITEM 2.   Changes in Securities and Use of Proceeds

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



                                   CYMER, INC.
                                   (Registrant)


Date:  May 11, 1999                By:  /s/ WILLIAM A. ANGUS, III
                                   William A. Angus, III
                                   Sr. Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)