Form 10-Q
period 1999-06-30
CYMER INC
filed 1999-08-10
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

__X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999

                             OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT OF 1934
          For the transition period from __________ to
          ____________

               Commission file number 0-21321

                         CYMER, INC.
   (Exact name of registrant as specified in its charter)

          Nevada                                               33-0175463
(State or other jurisdiction of incorporation                (I.R.S. Employer
       or organization)                                     Identification No.)

16750 Via Del Campo Court, San Diego, CA                          92127
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (858) 385-7300

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

Yes   X   No

The number of shares of Common Stock, with $0.001 par value, outstanding on July 22, 1999 was 27,986,892.

                         CYMER, INC.

                          FORM 10-Q

             For the Quarter Ended June 30, 1999

                            INDEX

                                                                     Page

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of                             3
         December 31, 1998 and June 30, 1999

         Consolidated Statements of Operations for                     4
         the three and six months ended
         June 30, 1998 and 1999

         Consolidated Statements of Cash Flows for                     5
         the three and six months ended June 30,
         1998 and 1999

         Notes to Consolidated Financial Statements                    7

ITEM 2.  Management's Discussion and Analysis of Financial            10
          Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About               27
           Market Risk

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders          28

ITEM 5.  Other Information                                            28

ITEM 6.  Exhibits and Reports on Form 8-K                             28

SIGNATURE PAGE                                                        29

               PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

                                                   December 31,       June 30,
                                                      1998              1999
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $53,130           $75,562
   Short-term investments                             85,558            71,008
   Accounts receivable - net                          50,909            54,809
   Foreign exchange contracts receivable              22,145            16,279
   Inventories                                        50,786            52,901
   Deferred income taxes                              12,824            12,812
   Prepaid expenses and other                          3,706             4,057
      Total current assets                           279,058           287,428

PROPERTY - net                                        51,937            52,975
LONG-TERM INVESTMENTS                                 23,480            18,251
DEFERRED TAXES - NON-CURRENT                           2,533             3,041
OTHER ASSETS                                           7,310             6,929
TOTAL ASSETS                                        $364,318          $368,624

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $8,581          $13,301
   Accrued and other liabilities                       33,204           38,852
   Foreign exchange contracts payable                  24,873           16,296
   Income taxes payable                                 2,146            2,399
   Revolving loan                                      11,609           15,495
      Total current liabilities                        80,413           86,343

LONG-TERM LIABILITIES:
Convertible subordinated notes                        172,500          172,500
Other liabilities                                       3,424            3,026
MINORITY INTEREST                                       1,450            1,723
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000
    shares; $.001 par value, no shares
    issued or outstanding
   Common stock - authorized 50,000,000
    shares; $.001 par value, issued and
    outstanding 27,174,000 and 27,951,000 shares           27               28
   Paid-in capital                                    111,842          114,869
   Treasury stock at cost (2,000,000
     common shares)                                   (24,871)         (24,871)
   Accumulated other comprehensive loss                (1,627)          (2,367)
   Retained earnings                                   21,160           17,373
      Total stockholders' equity                      106,531          105,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $364,318         $368,624

See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

                                  For the three months       For the six months
                                     ended June 30,           ended June 30,
                                   1998          1999         1998        1999

REVENUES:
   Product sales                 $52,946       $43,378      $102,574    $83,202
   Other                              76            31           127        299
      Total revenues              53,022        43,409       102,701     83,501

COSTS AND EXPENSES:
   Cost of product sales          34,154        28,395        64,784     56,511
   Research and development        8,292         7,863        16,109     15,315
   Sales and marketing             3,980         3,465         7,880      6,996
   General and administrative      2,605         3,172         5,083      5,966
     Total costs and expenses     49,031        42,895        93,856     84,788

OPERATING INCOME (LOSS)            3,991           514         8,845     (1,287)

OTHER INCOME (EXPENSE):
   Foreign currency exchange
    gain (loss) - net               (520)          161          (752)       (74)
   Interest and other income       1,847         1,653         3,855      3,417
   Interest and other expense     (2,802)       (2,807)       (5,583)    (5,570)

     Total other income
      (expense) - net             (1,475)         (993)       (2,480)    (2,227)

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES AND MINORITY
    INTEREST                       2,516          (479)        6,365     (3,514)

PROVISION FOR INCOME TAXES          (724)         (758)       (1,882)       -
MINORITY INTEREST                   (103)         (252)          (91)      (273)

NET INCOME (LOSS)                 $1,689       ($1,489)       $4,392    ($3,787)

EARNINGS (LOSS) PER SHARE:
Basic:
   Earnings (loss) per share       $0.06        ($0.05)        $0.15     ($0.14)
   Weighted average common
    shares outstanding            28,768        27,795        28,747     27,592
Diluted:
   Earnings (loss) per share       $0.06        ($0.05)        $0.14     ($0.14)
   Weighted average common and
    potential common shares
    outstanding                   30,291        27,795        30,366     27,592

See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                   For the six months ended
                                                           June 30,
                                                      1998          1999

OPERATING ACTIVITIES:
   Net income (loss)                                 $4,392       ($3,787)
   Adjustments to reconcile net income
    (loss) to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                    7,148         8,515
     Minority interest                                   91           273
     Deferred income taxes                                           (514)
     Gain on disposal of property                                     (45)
     Change in assets and liabilities:
       Accounts receivable                            1,968        (5,813)
       Foreign exchange contracts receivable         10,296         4,536
       Inventories                                  (12,078)       (2,491)
       Prepaid expenses and other assets                (53)         (990)
       Accounts payable                              (6,568)        4,765
       Accrued and other liabilities                    273         6,692
       Foreign exchange contracts payable            (8,711)       (7,124)
       Income taxes payable                          (2,200)          275

         Net cash provided by (used for)
          operating activities                       (5,442)        4,292

INVESTING ACTIVITIES:
   Acquisition of property                          (10,550)       (9,888)
   Purchases of investments                         (45,558)      (62,354)
   Proceeds from sold or matured investments         74,480        81,785

      Net cash provided by investing activities      18,372         9,543

FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving
    loan and security agreements                     10,013         4,726
   Proceeds from issuance of common stock             1,126         3,018
   Purchase of treasury stock                        (5,276)
   Payments on capital lease obligations               (299)         (284)

     Net cash provided by financing activities        5,564         7,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                    4,234         1,137

NET INCREASE IN CASH AND CASH EQUIVALENTS            22,728        22,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     51,903        53,130

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $74,631       $75,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                     $3,305        $3,337
   Income taxes paid                                 $2,140        $1,101

     See notes to consolidated financial statements.

                         CYMER, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Three and Six Months Ended June 30, 1999
                         (Unaudited)

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

       Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. (Cymer Japan), Cymer Singapore Pte Ltd. (Cymer Singapore) and Cymer B.V. in the Netherlands (Cymer B.V.), and its majority-owned subsidiaries, Cymer Korea, Inc. (Cymer Korea) and Cymer Southeast Asia, Inc. (Cymer SEA). Cymer, Inc. owns 70% of Cymer Korea and 75% of Cymer SEA. Cymer sells its laser systems in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

      Unaudited Interim Financial Data - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1998 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


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


                                     Three months ended      Six months ended
                                          June 30,                June 30,
                                      1998       1999         1998      1999
                                     (In thousands, except per share amounts)

Net income (loss)                   $1,689     ($1,489)      $4,392   ($3,787)

Basic earnings (loss) per share      $0.06      ($0.05)       $0.15    ($0.14)
Basic weighted average common
 shares outstanding                 28,768      27,795       28,747    27,592

Effect of dilutive securities:
   Warrants                            119                      118
   Options                           1,404                    1,501
Diluted weighted average common
  and potential common shares
  outstanding                       30,291      27,795       30,366    27,592
Diluted earnings (loss) per share    $0.06      ($0.05)       $0.14    ($0.14)

3.   BALANCE SHEET DETAILS

                                              December 31,          June 30,
                                                1998                 1999
                                                      (in thousands)
INVENTORIES:
   Raw Materials                                $29,324             $13,221
   Work-in-progress                              12,946              17,493
   Finished goods                                 8,516              22,187
Total                                           $50,786             $52,901

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation reserves           $19,000             $20,600
   Payroll and payroll related                    3,622               3,303
   Interest                                       7,651               9,471
   Other                                          2,931               5,478
Total                                           $33,204             $38,852

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

      The following table summarizes the change in each component of accumulated other comprehensive income (loss) for the periods ended December 31, 1998 and June 30, 1999:

                                          Total unrealized
                                         gains (losses) on        Accumulated
                           Translation   available-for-sale          other
                           adjustment,      investments,         comprehensive
                           net of tax       net of tax            income(loss)

January 1,1998    Balance     ($2,303)            $49                ($2,254)
                  Period net
                   change         441             186                    627
December 31,1998  Balance      (1,862)            235                 (1,627)
                  Period net
                   change        (535)           (205)                  (740)
June 30, 1999     Balance     ($2,397)            $30                ($2,367)

5.   CLASS ACTION LAWSUITS

  Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint is due to be filed in early August, 1999. Discovery has not yet commenced. Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. The defense of these actions may cause some disruption in Cymer's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

6.   CONTINGENCIES

       Cymer's Japanese manufacturing partner has been notified that its manufacture of Cymer's laser systems in Japan may infringe certain Japanese patents held by Komatsu, Ltd., one of Cymer's competitors. Cymer has agreed to indemnify its Japanese manufacturing partner against patent infringement claims under certain circumstances. Cymer has engaged in discussions with Komatsu to attempt to resolve these patent issues. In the course of those discussions, Komatsu has identified additional patents that Komatsu asserts may be infringed by Cymer and Seiko. Cymer believes, based upon the advice of counsel, that Cymer's products do not infringe any valid claim of the asserted patents.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items in Cymer's statements of operations as a percentage of total revenues for the periods indicated:

                               Three months ended       Six months ended
                                      June 30,               June 30,
                                 1998      1999           1998     1999
Revenues:
   Product sales                99.8%      99.9%          99.9%    99.6%
   Other                          .2         .1             .1       .4
     Total revenues            100.0%     100.0%         100.0%   100.0%

Cost and expenses:
   Cost of product sales        64.4       65.4           63.1     67.7
   Research and development     15.6       18.1           15.7     18.3
   Sales and marketing           7.5        8.0            7.7      8.4
   General and administrative    4.9        7.3            4.9      7.1
     Total costs and expenses   92.4       98.8           91.4    101.5

Operating income (loss)          7.6        1.2            8.6     (1.5)
Other income (expense) - net    (2.8)      (2.3)          (2.4)    (2.7)

Income (loss) before provision
for income taxes and
minority interest                4.8       (1.1)           6.2     (4.2)

Provision for income taxes      (1.4)      (1.7)          (1.8)      -
Minority interest                (.2)       (.6)           (.1)     (.3)

Net income (loss)                3.2%      (3.4%)          4.3%    (4.5%)

Gross margin on product sales   35.6%      34.6%          36.8%    32.1%

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

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

     Product sales decreased 18% from $52.9 million for the three months ended June 30, 1998 to $43.4 million for the three months ended June 30, 1999, primarily due to decreased sales of DUV photolithography laser systems. The decrease in laser system sales was partially offset by an increase in the average selling price from period to period. The average selling price of a lithography laser system was $425,000 for the three month period ended June 30, 1998 as compared to $469,000 for the three month period ended June 30, 1999. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, system upgrades, replacement parts and services has increased and is a larger component of product sales. Funded development revenues decreased from $76,000 for the three months ended June 30, 1998 to $31,000 in the three months ended June 30, 1999.

      Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 89%, 88% and 85% of Cymer's sales in 1997, 1998 and the first six months of 1999, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 65%, 48% and 32% of revenues for 1997, 1998 and the first six months of 1999, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded as costs of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

     Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales declined 17% from $34.2 million for the three months ended June 30, 1998 to $28.4 million for the three months ended June 30, 1999 due to the decrease in sales volume. The gross margin on these sales decreased from 35.5% for the three months ended June 30, 1998 to 34.5% for the same three month period in 1999. This reduction was primarily due to lower product sales on higher relative fixed manufacturing facility costs as well as the continued development of worldwide field support infrastructure.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized net gains on such contracts of $861,000 and $122,000 for the three months ended June 30, 1998 and 1999, respectively.

     Research and Development. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 5% from $8.3 million in the three months ended June 30, 1998 to $7.9 million for the three months ended June 30, 1999,
due   primarily  to  timing  of  various  research  programs
initiation,    development   and   milestone    completions.
Development expenses during 1998 consisted of the completion of major milestones on Cymer's ELS-5010 laser system, and development efforts on Cymer's next generation Orion or ELS-
6000 laser system. The expenses associated with these programs declined in 1999 as milestones were met and as new programs were at their initial stages. As a percentage of total revenues, such expenses increased from 15.6% to 18.1% in the respective periods due to lower revenues.

     Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 13% from $4.0 million for the three months ended June 30, 1998 to $3.5 million for the three months ended June 30, 1999 due primarily to initial start up costs associated with developing Cymer's foreign field service locations in Europe, Singapore, Korea and Taiwan, which were incurred in 1998. As a percentage of total revenues, such expenses increased from 7.5% to 8.0% in the respective periods due to lower sales volumes.

     General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 23% from $2.6 million for the three months ended
June  30,  1998 to $3.2 million for the three  months  ended
June 30, 1999, due to continuing business process quality development efforts and other required general and administrative support activities. As a percentage of total revenues, such expenses increased from 4.9% to 7.3% from period to period.

     Other Income (Expense) - net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar. Net other expense decreased from $1.5 million for the three months ended June 30, 1998 to $1.0 million for the three months ended June 30, 1999, primarily due to a foreign exchange loss in 1998 versus a gain for the same period in 1999. Foreign currency exchange losses totaled $520,000, interest income totaled $1.8 million and interest expense totaled $2.8 million for the three months ended June 30, 1998, compared to an exchange gain of $161,000, interest income of $1.7 million and $2.8 million in interest expense for the three months ended June 30, 1999.

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

     Income Tax Provision. The provision for income taxes for the three months ended June 30, 1998 of $724,000 reflects an annual effective tax rate of 30% as Cymer had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998. The tax provision of $758,000 for the three months ended June 30, 1999 is reflective of a change in Cymer's effective tax rate from 25% for the three month period ended March 31, 1999, to an annual effective rate of 0% at June 30, 1999. This decrease in the annual rate is primarily the result of improved visibility regarding certain expected tax benefits for 1999. Specifically, the lower rate reflects an increase in the expected tax benefit from foreign sales and a more favorable expected mix of 1999 taxable earnings between the U.S. and foreign jurisdictions.

SIX MONTHS ENDED JUNE 30, 1998 AND 1999

     Revenues. Product sales decreased 19% from $102.6 million for the six months ended June 30, 1998 to $83.2 million for the six months ended June 30, 1999, primarily due to decreased sales of DUV photolithography laser systems. The decrease in laser system sales was partially offset by an increase in the average selling price from period to period. The average selling price of a lithography  laser  system for the six month  periods  ended
June   30,   1998  and  1999  were  $408,000  and  $472,000,
respectively. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, system upgrades, replacement parts and services has increased and is a larger component of product sales. Funded development revenues increased from $127,000 for the six months ended June 30, 1998 to $299,000 in the six months ended June 30, 1999, primarily due to the addition of various laser research projects sponsored by customers and SEMATECH in 1999 compared to the completion of various projects in 1998.

      Cost of Product Sales. Cost of product sales declined 13% from $64.8 million for the six months ended June 30, 1998 to $56.5 million for the six months ended June 30, 1999 due to the decrease in sales volume. The gross margin on these sales decreased from 36.8% for the six months ended June 30, 1998 to 32.1% for the same six month period in 1999. This reduction was primarily due to lower product sales on higher relative fixed manufacturing facility costs as well as the continued development of worldwide field support infrastructure.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized net gains on such contracts of $3.2 million for the six months ended June 30, 1998 and a $829,000 net loss for the six months ended June 30, 1999.

     Research and Development. Research and development expenses decreased 5% from $16.1 million for the six months ended June 30, 1998 to $15.3 million for the six months ended June 30, 1999, due primarily to the timing of various research programs initiation, development and milestone completions. Development expenses during 1998 consisted of the completion of major milestones on Cymer's ELS-5010 laser system, and development efforts on Cymer's next generation Orion or ELS-6000 laser system. The expenses associated with these programs declined in 1999 as milestones were met and as new programs were at their initial stages. As a percentage of total revenues, such expenses increased from 15.7% to 18.3% in the respective periods due to lower revenues.

     Sales and Marketing. Sales and marketing expenses decreased 11% from $7.9 million for the six months ended June 30, 1998 to $7.0 million for the six months ended June 30, 1999 due primarily to the initial start up costs associated with developing Cymer's foreign field service locations in Europe, Singapore, Korea and Taiwan, which were incurred in 1998. As a percentage of total revenues, such expenses increased from 7.7% to 8.4% in the respective periods due to lower sales volumes.

     General and Administrative. General and administrative expenses increased 18% from $5.1 million for the six months ended June 30, 1998 to $6.0 million for the six months ended June 30, 1999, due to the continuing business process quality development efforts and other required general and administrative support activities. As a percentage of total revenues, such expenses increased from 4.9% to 7.1% from period to period.

     Other  Income  (Expense)  - net.    Net  other  expense
decreased  from $2.5 million for the six months  ended  June
30,  1998 to $2.2 million for the six months ended June  30,
1999,  primarily  due to larger foreign exchange  losses  in
1998  versus  1999, offset by a decrease in interest  income
associated  with  lower  market  yields  in  1999   on   the
investment of excess cash. Foreign currency exchange losses totaled $752,000, interest income totaled $3.9 million and interest expense totaled $5.6 million for the six months ended
June 30, 1998, compared to an exchange loss of $74,000, interest income of $3.4 million and $5.6 million in interest expense for the six months ended June 30, 1999.

     Income Tax Provision. The provision for income taxes for the six months ended June 30, 1998 of $1.8 million reflects an annual effective tax rate of 30% as Cymer had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998. There is no tax provision estimated for 1999 primarily due to tax benefits expected from foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Cymer has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financing, bank borrowings, its September 18, 1996 initial public offering, which resulted in net proceeds to Cymer of approximately
$29.7  million,  the public offering on December  12,  1996, which resulted in net proceeds of approximately $50.0 million, and raising a net $167.3 million in a convertible subordinated note offering on August 6, 1997. As of June 30, 1999, Cymer had approximately $75.6 million in cash and cash equivalents, $71.0 million in short-term investments, $18.3 million in long-term investments, $201.1 million in working capital and $15.5 million in bank debt.

     Net cash used for operating activities was approximately $5.4 million for the six months ended June 30, 1998 and net cash provided by operating activities was $4.3 million for the six months ended June 30, 1999. The change from cash used for to cash provided by operating activities for the six months ended June 30, 1998 and 1999 was primarily attributable to a significantly smaller increase in inventory from period to period, an increase in accounts payable and other accrued liabilities, offset by an increase in accounts receivable from 1998 to 1999.

     Net cash provided by investing activities was approximately $18.4 million for the six months ended June
30, 1998 as compared to $9.5 million for the six months ended June 30, 1999. The net cash provided by investing activities during the first six months of 1998 and 1999 primarily reflects continued property acquisitions to accommodate the business development and focus, offset by the timing of short and long term investments maturing and being reinvested during the period.

     Net cash provided by financing activities was approximately $5.6 million for the six months ended June 30, 1998, and $7.5 million for the six months ended June 30, 1999. For the six months ended June 30, 1998, Cymer borrowed $10.0 on its line of credit in Japan, received a net $1.1 million through the issuance of common stock, offset by a treasury stock repurchase of $5.3 million. The net cash provided by financing activities for the six months ended June 30, 1999 was primarily attributable to $4.7 million in bank borrowings in Japan and the receipt of $3.0 million upon the issuance of common stock due to the exercising of stock options by Cymer employees.

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

Impact of Year 2000 Issue

      The Year 2000 issue is primarily the result of
computer systems using a two-digit format rather than four-digits to indicate the year. Such computer systems will be unable to differentiate between the year 1900 and the year 2000, causing errors and system failures which may disrupt the operations of such systems. Cymer has been addressing this issue and has been focusing its efforts through a five step approach: (1) identification of the systems which may be vulnerable to Year 2000 issues; (2) assessment of the impact on the systems identified; (3) remediation of non-compliant systems and components and determination of solutions for
non-compliant   suppliers;  (4)  testing  of   systems   and
components following remediation; and (5) documentation.

      Cymer is 100% complete with the identification of systems which may be vulnerable to the Year 2000 issues, and is 100% complete with the assessment of the impact on these
systems.   The assessment includes factory systems,  desktop
PC's,  fax machines, printers, and common software  packages
in  use  at  Cymer.   In addition, all suppliers  have  been
contacted for their Year 2000 issues and plans, and all new software licenses include Year 2000 statements. Remediation
is 100% complete.   The testing  of systems and components was
100% complete  as  of March 31, 1999.

      Cymer has completed the initial phase of working with suppliers and customers to verify their Year 2000 readiness as of June 30, 1999, including obtaining their then-current Year 2000
related public statements on Year 2000 compliance.   Cymer  is
evaluating any issues raised in this process in terms of any special actions Cymer should consider taking to reduce related risks, including further follow up with suppliers and customers as the year 2000 approaches. These and other issues will be included in Cymer's Year 2000 ongoing action plan.

     Cymer's Year 2000 contingency plan consists of the following:
(1)  offsite  backup of all critical data and software;  (2)
multiple   redundant  suppliers  for   all   critical   data
communication and telecommunications services; (3) readiness planning for support personnel; (4) outside consultants
identified   for   rapid  availability;  and   (5)   ongoing
evaluation and planning for contingencies.

     Cymer's current laser systems are not Year 2000 compliant per accepted industry standards. The laser systems currently require manual intervention to reset the internal clock to account for leap year in the year 2000. Cymer's customers have been informed of the non-compliance and have been provided with instructions for the manual correction of the date between January 1 and February 28, 2000. Not resetting the internal clock would have no material impact on the operation of  the
laser  system.   Cymer  has  demonstrated  and  tested   the
software fix to bring the lasers to fully accepted industry standards for Year 2000 compliance. These tests have been completed and Cymer is currently making the upgrade available to customers.

     Based on the assessment efforts to date, Cymer does not
believe that the year 2000  will have a  material  adverse
effect  on  Cymer's  consolidated  financial  condition  and results of operations.* The cost of Year 2000 compliance is estimated at approximately $250,000 of which approximately $150,000  has been incurred.*  However, Cymer's beliefs
and expectations   are   based  on  certain   assumptions   that
ultimately may prove to be inaccurate. Aside from global infrastructure Year 2000 requirements, Cymer's worst case scenario may include: supplier and customer purchase, delivery and payment delays; server and desktop computer failures; one or more  critical software systems failures, including embedded control  systems;  and failure of one or more  internal  and
external   communications  systems   such   as   telephones,
networks,   voice  mail  and  paging  systems.    Additional
potential sources of risk include (a) the inability of key suppliers and customers to be Year 2000 compliant, (b) the disruption of global transportation channels as a result of general  system  failures, and (c)  an  overall  failure  of
necessary    infrastructure   such   as   electricity    and
telecommunications. If any of these were to occur, there could be a material adverse effect on Cymer's consolidated financial condition and results of operations.

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

     Semiconductor Manufacturer Demand

     Cymer believes that semiconductor manufacturers are currently developing capability for production and pilot production of 0.25um, 0.18um and below devices. Cymer also believes that the efforts to develop such  capability  are driving  present  demand
for  its  laser  systems  for  DUV photolithography  tools.   Once
semiconductor manufacturers have acquired such capability, their demand for Cymer's DUV photolithography tools will depend on whether they want
to expand  their  capacity to manufacture such  devices.   This will
in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV laser systems will depend on such demand and process development constraints of the semiconductor manufacturers.

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

Dependence on Small Number of Customers

     A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business. Collectively, they accounted for approximately 94%, 94% and 82% of Cymer's total revenues in 1997, 1998, and the six months ended June 30, 1999, respectively. Individually, sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 37%, 20%, 31% and 6%, respectively, of total revenues in 1998 and 41%, 19%, 16%, 6%, respectively, of total revenues for the six months ended June 30, 1999. Cymer expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

Need to Manage a Changing Business

     Cymer has recently dramatically expanded and contracted the scope of its operations and the number of employees in most of its functional areas. For example, Cymer increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 to 809 at December 31, 1997 and then decreased that number to 703 at December 31, 1998. As of June 30, 1999, Cymer had 727 employees. Cymer has installed new management information systems and has also substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

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

Dependence on Single Product Line

      Cymer's only product line is excimer lasers ("KrF, ArF and F2 laser systems"). The primary market for excimer lasers is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for Cymer's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools. Impediments to such adoption include:

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

Cymer believes that Lambda-Physik and Komatsu are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased one or more products offered by these competitors and that its customers will continue to actively qualify these competitors' lasers in their search for a second source. Cymer believes that Komatsu in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptances.

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

Risk  of  Excessive  Inventory Buildups by  Photolithography
Tool Manufacturers

        Photolithography   tool   manufacturers   constitute
substantially  all  of  Cymer's customers.  Photolithography tool
manufacturers   sell  their  systems in turn to semiconductor
manufacturers.  Market conditions in the industry can cause
Cymer's customers to reduce their  orders for new laser systems as they try to manage their inventories to appropriate levels which
better reflect their expected  sales  forecasts.   Cymer  is  working
with its customers to better understand end user demand for DUV photo-lithography tools. However, there can be no assurance that Cymer will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in Cymer's revenues and operating results in future periods as such inventories are brought into balance.

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

Development of Field Service and Support Organization

     Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to establish, through trained third-party sources or through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer has an ongoing effort to develop its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This development entails recruiting and training qualified field service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has historically experienced difficulties in effectively training field service personnel. Cymer might not be able to attract and train qualified personnel to establish these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

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

Uncertainty  Regarding Patents and Protection of Proprietary Technology

     Cymer Patents

     Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of June 30, 1999, Cymer owned 46 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to September 2017. As of June 30, 1999, Cymer had also applied for 65 additional patents in the United States, 10 of which have been allowed. As of June 30, 1999, Cymer owned 15 foreign patents and had filed 177 patent applications in various foreign countries.

     Cymer's  pending  patent applications  and  any  future
applications  might not be approved. Cymer's  patents  might
not   provide  Cymer  with  competitive  advantages.   Third
parties might challenge Cymer's patents.  In addition, third parties'  patents  might have an adverse effect  on  Cymer's ability to do business.  In this regard,  due  to  cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States
patents and patent applications  until  1993.  Therefore, Cymer
has  lost  the  right  to  seek   patent protection in those
countries for certain of its inventions.  Additionally,  because foreign  patents may afford less protection under foreign law than is available under  United States  patent law, any such patents issued
to Cymer might not  adequately  protect  Cymer's technology.   Furthermore,
third parties might independently develop similar products, duplicate Cymer's products or, to the extent patents are issued to Cymer, design around the patents issued to Cymer.

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

     Patent Infringement

     Third parties have in the past notified, and may in the
future  notify,  Cymer  that  it  may  be  infringing  their
intellectual  property  rights.   Komatsu,  one  of  Cymer's
competitors,  has  notified Cymer's  Japanese  manufacturing partner,  Seiko  Instruments, Inc. ("Seiko"),  that  certain aspects  of  Cymer's lasers might infringe  certain  patents
that  have  been  issued to Komatsu in Japan.   Komatsu  has
notified  Seiko that Komatsu intends to enforce  its  rights under the Komatsu patents against Seiko if Seiko engages  in manufacturing activities for Cymer.  In connection with  its manufacturing  agreement with Seiko,  Cymer  has  agreed  to
indemnify   Seiko   against  such   claims
under   certain circumstances. Attorneys representing Komatsu are
currently challenging one of Cymer's U.S. patents in the U.S. Patent Office. In addition, Cymer has engaged in discussions with
Komatsu  with respect to the Komatsu patents, in the  course of  which  Komatsu has also identified to Cymer a number  of additional patents that Komatsu asserts may be infringed  by
Cymer  and  Seiko.   Cymer,  in consultation  with  Japanese
patent counsel, has initiated oppositions to certain Komatsu patents and the applications in the Japanese Patent Office.
Litigation  might  ensue with respect to Komatsu's  patents.
Cymer and Seiko might not ultimately prevail in any such litigation. Komatsu might assert infringement claims under additional patents.

      Any patent litigation would, at a minimum, be costly. Litigation could also divert the efforts and attention of Cymer's management and technical personnel. Both could have a material adverse effect on Cymer's business, financial condition and results of operations. Furthermore, in the future third parties might assert other infringement claims, and customers and end users of Cymer's products might assert other claims for indemnification resulting from infringement claims. Such assertions, if proven to be true, might materially adversely affect Cymer's business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party's intellectual property rights. However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

     Trademark

      Cymer has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations in certain countries. Although Cymer has recently received a positive "Decision for Registration" on its CYMER trademark in Japan, Cymer might be subjected to an action for trademark infringement in other countries, which could be costly to defend. If successful, such an action would require Cymer to cease use of the mark and, potentially, to pay damages.

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

Risks of International Sales and Operations

     Significant International Trade

     Cymer derived approximately 89%, 88% and 85% of its revenues in 1997, 1998 and the six months ended June 30, 1999, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers,
Cymer:

     *     maintains  subsidiaries in Japan, Korea,  Taiwan,
           Singapore and the Netherlands,
     * is further developing its field service and support operations worldwide, and
     * will continue to work with Seiko as a manufacturer of its products in Japan.*

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

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company's stock have frequently been followed  by  securities litigation.  Cymer is currently  in the process of defending such an action (see - Legal Matters). Such litigation can result in substantial costs and a diversion of management's attention and resources.

Legal Matters

     Cymer has been named as a defendant in several putative
shareholder  class  action  lawsuits  which  were  filed  in
September  and October, 1998 in the U.S. District Court  for
the  Southern  District  of  California.  Certain  executive
officers   and  directors  of  Cymer  are  also   named   as
defendants.  The plaintiffs purport to represent a class  of all persons who purchased Cymer's Common Stock between April
24,  1997 and September 26, 1997 (the "Class Period").   The
complaints allege claims under the federal securities  laws.
The  plaintiffs  allege that Cymer and the other  defendants
made   various  material  misrepresentations  and  omissions
during the Class Period.  The complaints do not specify  the
amount   of  damages  sought.   The  complaints  have   been
consolidated into a single action and a class representative has  been  appointed  by the court. A  consolidated  amended complaint  is  due  to  be  filed  in  early  August,  1999.
Discovery has not yet commenced.  Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions.  The defense of  these  actions  may  cause some  disruption  in  Cymer's operations  and  may  from time to time distract  management from  day-to-day operations. The ultimate outcome  of  these actions  cannot  be presently
determined.   Accordingly, no provision  for  any liability or
loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

     At June 30, 1999, Cymer had outstanding forward foreign exchange contracts to buy US$33.6 million for 4.0 billion yen under foreign currency exchange facilities with contract rates ranging from 114.95 yen to 144.05 yen per US$ and various expiration dates through April, 2000.

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

Cymer at any time on or  after  November  5,  1997 and  prior to  redemption  or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9,
2000.  Thereafter, Cymer can redeem the Notes from time  to  time, in
whole or in part, at specified redemption prices.   The  Notes are
unsecured and subordinated  to  all existing  and  future  senior
indebtedness  of  Cymer.   The indenture   governing  the  Notes  does
not  restrict   the incurrence  of senior indebtedness or other indebtedness
by Cymer.   These  Notes  are recorded at  face  value  on  the
balance  sheets.   The  fair value of such  debt,  based  on
quoted  market  prices at June 30, 1999 was $157.8  million.
As of December 31, 1998 and June 30, 1999, $172.5 million in
Convertible Subordinated Notes was outstanding.

                 PART II.  OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

          Cymer held its Annual Meeting of Stockholders on May 20, 1999. Out of 27,633,628 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 21,417,009 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

          (a) The election of Robert P. Akins, Richard P. Abraham, Kenneth M. Deemer, Peter J. Simone, Gerald F. Taylor and Jon
            D. Tompkins as directors of Cymer for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

            Robert P. Akins, 21,168,058 votes cast for and 248,951 votes withheld; Richard P. Abraham, 21,186,013 votes cast for and 230,996 votes withheld; Kenneth M. Deemer, 21,163,741 votes cast for and 253,268 votes withheld; Peter J. Simone, 21,166,376 votes cast for and 250,633 votes withheld; Gerald F. Taylor, 20,787,973 votes cast for and 629,036 votes withheld; Jon
            D. Tompkins, 21,194,958 votes cast for and 222,051 votes withheld;

          (b) Approval of a 1,250,000 share increase in shares issuable under the 1996 Stock Option Plan. 13,409,090 votes were cast for approval; 7,856,829 votes were cast against, and 151,090 votes abstained, and 6,216,619 Broker Non-Votes.

          (c)  Ratification of the appointment of Deloitte & Touche
            LLP as the independent auditors of Cymer for the year ending December 31, 1999. 21,335,705 votes were cast for approval; 45,179 votes were cast against and 36,125 votes abstained.

ITEM 5.   Other Information

          On July 23, 1999, Gerald F. Taylor resigned from Cymer's Board of Directors. Mr. Taylor's resignation was mutually agreed upon by Mr. Taylor and Cymer to avoid any potential future conflicts in the area of post-optical lithography as Mr. Taylor is continuing his senior advisor affiliation with Applied Materials.

ITEM 6.    Exhibits And Reports On Form 8-K

          (a)  Exhibits

          21.1   Subsidiaries of Registrant
          27.1   Financial Data Schedule (submitted for SEC use only)

          (b)  Reports on Forms 8-K.

               None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CYMER, INC.
                                   (Registrant)


Date:  July 30, 1999          By:    /s/ WILLIAM A. ANGUS, III

                                   William A. Angus, III
                                   Sr. Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)