Form 10-Q
period 1999-09-30
CYMER INC
filed 1999-11-10
CIK 897067

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                      FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

                                         OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
-----   ACT OF 1934
        For the transition period from __________ to ____________

                              Commission file number 0-21321

                                          CYMER, INC.
                    (Exact name of registrant as specified in its charter)

               Nevada                                           33-0175463
(State or other jurisdiction of incorporation or (I.R.S. Employer Identification
                organization)                                     No.)

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

Yes   X   No
    ----     ----

The number of shares of Common Stock, with $0.001 par value, outstanding on November 5, 1999 was 28,277,461.

                                   CYMER, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                          PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31,                      3
          1998 and September 30, 1999

        Consolidated Statements of Operations for the                       4
          three and nine months ended September 30, 1998
          and 1999

        Consolidated Statements of Cash Flows for the                       5
          three and nine months ended September 30, 1998
          and 1999

        Notes to Consolidated Financial Statements                          7

ITEM 2. Management's Discussion and Analysis of Financial                   11
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About                      28
        Market Risk

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                    30

SIGNATURE PAGE                                                              31


                            PART I.  FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                 December 31,  September 30,
ASSETS                                                               1998           1999
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 53,130       $ 61,024
   Short-term investments                                             85,558         91,744
   Accounts receivable - net                                          50,909         60,835
   Foreign exchange contracts receivable                              22,145         16,459
   Inventories                                                        50,786         55,348
   Deferred income taxes                                              12,824         12,837
   Prepaid expenses and other                                          3,706          4,440
                                                              --------------   ------------
          Total current assets                                       279,058        302,687

PROPERTY - net                                                        51,937         54,352
LONG-TERM INVESTMENTS                                                 23,480         17,118
DEFERRED TAXES - NON-CURRENT                                           2,533          3,655
OTHER ASSETS                                                           7,310          6,756
                                                              --------------   ------------
TOTAL ASSETS                                                        $364,318       $384,568
                                                              --------------   ------------
                                                              --------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $  8,581       $ 14,245
   Accrued and other liabilities                                      33,204         45,166
   Foreign exchange contracts payable                                 24,873         18,215
   Income taxes payable                                                2,146          1,405
   Revolving loan                                                     11,609         17,670
                                                              --------------   ------------
          Total current liabilities                                   80,413         96,701
                                                              --------------   ------------
LONG-TERM LIABILITIES:
Convertible subordinated notes                                       172,500        172,500
Other liabilities                                                      3,424          3,406
MINORITY INTEREST                                                      1,450          1,859
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding
   Common stock - authorized 50,000,000 shares; $.001 par value,
     issued and outstanding 27,174,000 and 28,135,000 shares              27             28
   Paid-in capital                                                   111,842        117,352
   Treasury stock at cost (2,000,000 common shares)                  (24,871)       (24,871)
   Accumulated other comprehensive loss                               (1,627)        (3,230)
   Retained earnings                                                  21,160         20,823
                                                              --------------   ------------
          Total stockholders' equity                                 106,531        110,102
                                                              --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $364,318       $384,568
                                                              --------------   ------------
                                                              --------------   ------------


See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                 For the three months     For the nine months
                                                 ended September 30,      ended September 30,
                                                 --------------------     -------------------
                                                    1998      1999           1998      1999
REVENUES:
   Product sales                                 $44,368     $58,834      $146,942    $142,036
   Other                                              80         100           207         399
                                                 -------     -------      --------    --------
          Total revenues                          44,448      58,934       147,149     142,435
                                                 -------     -------      --------    --------
COSTS AND EXPENSES:
   Cost of product sales                          28,811      36,803        93,595      93,314
   Research and development                        7,580       9,616        23,689      24,931
   Sales and marketing                             3,014       4,379        10,894      11,375
   General and administrative                      1,953       3,422         7,036       9,388
                                                 -------     -------      --------    --------
          Total costs and expenses                41,358      54,220       135,214     139,008
                                                 -------     -------      --------    --------
OPERATING INCOME                                   3,090       4,714        11,935       3,427
                                                 -------     -------      --------    --------
OTHER INCOME (EXPENSE):
   Foreign currency exchange gain (loss) - net       111         246          (641)        172
   Interest and other income                       1,766       1,809         5,621       5,226
   Interest and other expense                     (2,856)     (3,183)       (8,439)     (8,753)
                                                 -------     -------      --------    --------
          Total other income (expense) - net        (979)     (1,128)       (3,459)     (3,355)
                                                 -------     -------      --------    --------
INCOME BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY INTEREST              2,111       3,586         8,476          72
                                                 -------     -------      --------    --------
PROVISION FOR INCOME TAXES                          (640)         --        (2,522)         --
MINORITY INTEREST                                    (18)       (136)         (109)       (409)
                                                 -------     -------      --------    --------
NET INCOME (LOSS)                                 $1,453      $3,450        $5,845       ($337)
                                                 -------     -------      --------    --------
                                                 -------     -------      --------    --------
EARNINGS (LOSS) PER SHARE:
Basic:
     Earnings (loss) per share                    $ 0.05      $ 0.12        $ 0.20      ($0.01)
                                                 -------     -------      --------    --------
                                                 -------     -------      --------    --------
     Weighted average common shares outstanding   28,280      28,046        28,591      27,748
                                                 -------     -------      --------    --------
                                                 -------     -------      --------    --------
Diluted:
     Earnings (loss) per share                    $ 0.05      $ 0.12        $ 0.19      ($0.01)
                                                 -------     -------      --------    --------
                                                 -------     -------      --------    --------
     Weighted average common and potential
          common shares outstanding               29,472      29,145        30,060      27,748
                                                 -------     -------      --------    --------
                                                 -------     -------      --------    --------


See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                               For the nine months ended
                                                                      September 30,
                                                               -------------------------
                                                                   1998         1999
OPERATING ACTIVITIES:
   Net income (loss)                                             $ 5,845        ($337)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                10,966       13,092
     Minority interest                                               109          409
     Deferred income taxes                                                     (1,114)
     Loss on disposal of property                                                 307
     Change in assets and liabilities:
       Accounts receivable                                        14,967       (8,168)
       Foreign exchange contracts receivable                      11,868        6,530
       Inventories                                                (9,930)      (3,904)
       Prepaid expenses and other assets                            (161)        (885)
       Accounts payable                                           (9,214)       5,492
       Accrued and other liabilities                               3,124       13,277
       Foreign exchange contracts payable                         (9,019)      (7,582)
       Income taxes payable                                         (556)         156
                                                               ---------     --------
          Net cash provided by operating activities               17,999       17,273
                                                               ---------     --------
INVESTING ACTIVITIES:
   Acquisition of property                                       (15,677)     (15,004)
   Purchases of investments                                      (70,843)     (98,114)
   Proceeds from sold or matured investments                      92,872       97,829
                                                               ---------     --------
          Net cash provided by (used for) investing activities     6,352      (15,289)
                                                               ---------     --------
FINANCING ACTIVITIES:
   Net borrowings under revolving loan and security agreements     9,782        4,808
   Proceeds from issuance of common stock                          1,055        5,501
   Purchase of treasury stock                                    (23,742)          --
   Payments on capital lease obligations                            (361)        (433)
                                                               ---------     --------
          Net cash provided by (used for) financing activities   (13,266)       9,876
                                                               ---------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                 2,042       (3,966)
                                                               ---------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         13,127        7,894
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                 51,903       53,130
                                                               ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $65,030      $61,024
                                                               ---------     --------
                                                               ---------     --------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $ 6,750      $ 6,455
                                                               ---------     --------
                                                               ---------     --------
   Income taxes paid                                             $ 3,112      $ 2,286
                                                               ---------     --------
                                                               ---------     --------


See notes to consolidated financial statements.

                                      CYMER, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                       (UNAUDITED)

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

     UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1998 and the Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 1999 and June 30, 1999. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------    ------------------
                                                      1998        1999      1998        1999
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)                                    $1,453      $3,450    $5,845      ($337)
                                                     --------    ------    -------    ------
                                                     --------    ------    -------    ------
Basic earnings (loss) per share                      $ 0.05      $ 0.12    $ 0.20     ($0.01)
                                                     --------    ------    -------    ------
                                                     --------    ------    -------    ------
Basic weighted average common shares
   outstanding                                       28,280      28,046    28,591     27,748

Effect of dilutive securities:
   Warrants                                             114          67       117
   Options                                            1,078       1,032     1,352
                                                     --------    ------    -------    ------
Diluted weighted average common and potential
   common shares outstanding                         29,472      29,145    30,060     27,748
                                                     --------    ------    -------    ------
                                                     --------    ------    -------    ------
Diluted earnings (loss) per share                    $ 0.05      $ 0.12    $ 0.19     ($0.01)
                                                     --------    ------    -------    ------
                                                     --------    ------    -------    ------

3. BALANCE SHEET DETAILS

                                                              DECEMBER 31,        SEPTEMBER 30,
                                                                  1998                 1999
                                                              -----------         ------------
                                                                        (IN THOUSANDS)
INVENTORIES:
   Raw Materials                                                $29,324             $ 9,857
   Work-in-progress                                              12,946              21,530
   Finished goods                                                 8,516              23,961
                                                              -----------         ------------
Total                                                           $50,786             $55,348
                                                              -----------         ------------
                                                              -----------         ------------
ACCRUED AND OTHER LIABILITIES:
   Warranty and installation reserves                           $19,000             $23,400
   Payroll and payroll related                                    3,622               5,043
   Interest                                                       7,651               9,014
   Other                                                          2,931               7,709
                                                              -----------         ------------
Total                                                           $33,204             $45,166
                                                              -----------         ------------
                                                              -----------         ------------

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

     The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 1998 and September 30, 1999:

                                                      Total unrealized
                                                      gains (losses) on       Accumulated
                                       Translation    available-for-sale         other
                                       adjustment,    investments,           comprehensive
                                       net of tax     net of tax             income (loss)
                                       -----------    ------------------     -------------
January 1, 1998      Balance             ($2,303)                $49              ($2,254)
                     Period net change       441                 186                  627
                                       -----------    ------------------     -------------
December 31, 1998    Balance              (1,862)                235               (1,627)
                     Period net change    (1,332)               (271)              (1,603)
                                       -----------    ------------------     -------------
September 30, 1999   Balance             ($3,194)               ($36)             ($3,230)
                                       -----------    ------------------     -------------
                                       -----------    ------------------     -------------

5. CLASS ACTION LAWSUITS

     Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999 Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. No ruling on the motion has yet been made by the court.
Discovery has not yet commenced. Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. The defense of these actions may cause some disruption in Cymer's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

6. CONTINGENCIES

     Cymer's Japanese manufacturing partner has been notified that its manufacture of Cymer's laser systems in Japan may infringe certain Japanese patents held by Komatsu, Ltd., one of Cymer's competitors. Cymer has agreed to indemnify its Japanese manufacturing partner against patent infringement claims under certain circumstances. Cymer has engaged in discussions with Komatsu to attempt to resolve these patent issues. In the course of those discussions, Komatsu has identified additional patents that Komatsu asserts may be infringed by Cymer and Seiko. Cymer believes, based upon the advice of Japanese counsel, that Cymer's products do not infringe any valid claim of the asserted patents. However, Cymer and Seiko might not ultimately prevail in any such litigation.

     Komatsu also holds several United States patents and other foreign patents, which are counterparts to some of Komatsu's Japanese patents, that it might attempt to assert against Cymer in the event that litigation did ensue. While Cymer believes that its products do not infringe any valid claim of the Komatsu patents, any such patent litigation would, at a minimum, be costly and could divert the efforts and attention of Cymer's management and technical personnel. Such litigation might also involve some product redesign by Cymer in order to resolve.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


     AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (TOGETHER WITH ITS WHOLLY-OWNED AND MAJORITY-OWNED SUBSIDIARIES, COLLECTIVELY, "CYMER") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 18 HEREOF. CYMER MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN CYMER'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. CYMER DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF CYMER.

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer's statements of operations as a percentage of total revenues for the periods indicated:

                                        Three months ended    Nine months ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                          1998      1999         1998      1999
Revenues:
   Product sales                          99.8%     99.8%        99.9%     99.7%
   Other                                    .2        .2           .1        .3
                                        ------     -----        -----     -----
            Total revenues               100.0%    100.0%       100.0%    100.0%

Cost and expenses:
   Cost of product sales                  64.8      62.5         63.6      65.5
   Research and development               17.1      16.3         16.1      17.5
   Sales and marketing                     6.8       7.4          7.4       8.0
   General and administrative              4.4       5.8          4.8       6.6
                                        ------     -----        -----     -----
            Total costs and expenses      93.1      92.0         91.9      97.6
                                        ------     -----        -----     -----
Operating income                           6.9       8.0          8.1       2.4
Other income (expense) - net              (2.2)     (1.9)        (2.3)     (2.3)
                                        ------     -----        -----     -----
Income before provision for
   income taxes and minority interest      4.7       6.1          5.8        .1

Provision for income taxes                (1.4)       --         (1.7)       --
                                        ------     -----        -----     -----
Minority interest                           --       (.2)        (0.1)      (.3)
                                        ------     -----        -----     -----
Net income (loss)                          3.3%      5.9%         4.0%      (.2%)
                                        ------     -----        -----     -----
Gross margin on product sales             35.1%     37.4%        36.3%     34.3%
                                        ------     -----        -----     -----


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     REVENUES.   Cymer's total revenues consist of product sales, which
include sales of laser systems, system upgrades, spare parts, service and training, and other revenues, which primarily include revenues from funded development activities performed for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

     Product sales increased 33% from $44.4 million for the three months ended September 30, 1998 to $58.8 million for the three months ended September 30, 1999, primarily due to increased sales of DUV photolithography laser systems, system upgrades and spare parts. In addition to the increase in sales volume, product sales reflect an increase in the average selling price of a photolithography laser system. The average selling price of a lithography laser system was $442,000 for the three month period ended September 30, 1998 as compared to $480,000 for the three month period ended September 30, 1999. With the increase in Cymer's installed base of lasers, Cymer's revenues from spares, system upgrades, replacement parts and services has increased and is a larger component of product sales. Product sales for three months ended September 30, 1999 reflects a change in the spares and service distribution channel. One of Cymer's customers has requested that Cymer take over the support services of the laser systems at their end users.
 As a result, Cymer purchased a portion of the customer's inventory and sold it to the end users in the current period. The buying and reselling of the customer's inventory is expected to continue over the next few quarters.* Funded development revenues increased from $80,000 for the three months ended September 30, 1998 to $100,000 in the three months ended September 30, 1999.

     Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 89%, 88% and 84% of Cymer's sales in 1997, 1998 and the first nine months of 1999, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 65%, 48% and 33% of revenues for 1997, 1998 and the
first nine months of 1999, respectively.   The activities of Cymer's Japanese
subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded as costs of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

     COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales rose 28% from $28.8 million for the three months ended September 30, 1998 to $36.8 million for the three months ended September 30, 1999 due primarily to the increase in sales volume. The gross margin on these sales increased from 35.1% for the three months ended September 30, 1998 to 37.4% for the same three month period in 1999. This improvement in gross margin, which was primarily due to the increase in product sales and the 1999 product mix, was offset by increased inventory reserves for the three months ended September 30, 1999. Additional inventory reserves in the amount of $2.6 million were taken during the current period due to the accelerated demand for the 6000 series lasers over the 5010 series lasers. In addition, the gross margin for the three month period ended September 30, 1999 includes the impact of buying customers inventory to support the change in the spares and service distribution channel.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized net gains on such contracts of $2.0 million for the three months ended September 30, 1998 and a $187,000 net loss for the three months ended September 30, 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 27% from $7.6 million in the three months ended September 30, 1998 to $9.6 million for the three months ended September 30, 1999, due primarily to the number of research projects underway and the effort required to meet various milestone completion dates. Development expenses during 1998 consisted of the completion of major milestones on Cymer's ELS-5010 laser system, and development efforts on Cymer's ELS-6000 laser system. For the three months ended September 30, 1999, increased development efforts were expended on the ELS-6000 product as well as the ArF and F2 products. As a percentage of total revenues, such expenses decreased from 17.1% to 16.3% in the respective periods due to higher revenues.

     SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 45% from $3.0 million for the three months ended September 30, 1998 to $4.4 million for the three months ended September 30, 1999 due primarily to continuing development costs associated with Cymer's sales support and foreign field service locations in Europe, Singapore, Korea and Taiwan. As a percentage of total revenues, such expenses increased from 6.8% to 7.4% in the respective periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 75% from $2.0 million for the three months ended September 30, 1998 to $3.4 million for the three months ended September 30, 1999, due to continuing business process quality development efforts and other required general and administrative support activities. This increase from period to period also includes the impact from increased headcount and employee benefits. As a percentage of total revenues, such expenses increased from 4.4% to 5.8% from period to period.

     OTHER INCOME (EXPENSE) - NET. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar. Net other expense increased from $979,000 for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999, primarily due to a loss on disposal of various obsolete computer and manufacturing equipment which was written off in the amount of $317,000 during the current period. Net foreign currency exchange gains totaled $111,000, interest and other income totaled $1.8 million and interest and other expense totaled $2.9 million for the three months ended September 30, 1998, compared to an exchange gain of $246,000, interest and other income of $1.8 million and $3.2 million in interest and other expense for the three months ended September 30, 1999.

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

     INCOME TAX PROVISION. The provision for income taxes for the three months ended September 30, 1998 of $640,000 reflects an annual effective tax rate of 30% as Cymer had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998. The tax provision for the three months ended September 30, 1999 reflects an annual effective rate of 0% at September 30, 1999. The lower 1999 rate reflects the expected tax benefit from foreign sales and from federal and state tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     REVENUES.   Product sales decreased 3% from $146.9 million for the nine months ended September 30, 1998 to $142.0 million for the nine months ended September 30, 1999, primarily due to decreased sales of DUV photolithography laser systems. The decrease in laser system sales was partially offset by an increase in the average selling price from period to period. The average selling price of a lithography laser system for the nine month periods ended
September 30, 1998 and 1999 were $407,000 and $475,000, respectively.   Due
to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, system upgrades, replacement parts and services has increased and is a larger component of product sales. Product sales for the nine months ended September 30, 1999 reflect a change in the spares and service distribution channel. One of Cymer's customers has requested that Cymer take over the support services of the laser systems at their end users. As a result, Cymer purchased a portion of the customer's inventory and sold it to the end users in the current period. The buying and reselling of the customer's inventory is expected to continue over the next few quarters.* Funded development revenues increased from $207,000 for the nine months ended September 30, 1998 to $399,000 in the nine months ended September 30, 1999, primarily due to the addition of various laser research projects in 1999 compared to the completion of various projects in 1998.

     COST OF PRODUCT SALES. Cost of product sales declined less than 1% from $93.6 million for the nine months ended September 30, 1998 to $93.3 million for the nine months ended September 30, 1999 due to the decrease in sales volume. The gross margin on these sales decreased from 36.3% for the nine months ended September 30, 1998 to 34.3% for the same nine month period in 1999. This reduction was primarily due to lower product sales on higher relative fixed manufacturing facility costs, continued development of worldwide field support infrastructure, and increased inventory reserves. Additional inventory reserves were taken in the amount of $2.6 million during September 1999 due to the accelerated demand for 6000 series lasers over the 5010 series lasers. In addition, the gross margin for the nine month period ended September 30, 1999 includes the impact of buying customers inventory to support the change in the spares and service distribution channel.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized net gains on such contracts of $5.2 million for the nine months ended September 30, 1998 and a $1.0 million net loss for the nine months ended September 30, 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 5% from $23.7 million for the nine months ended September 30, 1998 to $24.9 million for the nine months ended September 30, 1999, due primarily to the timing of various research programs' initiation, development and milestone completions. Development expenses during 1998 consisted of the completion of major milestones on Cymer's ELS-5010 laser system, and development efforts on Cymer's ELS-6000 laser system. 1999 development efforts reflect the continued development of the ELS-6000 as well as increased development efforts on the ArF and F2 research programs. As a percentage of total revenues, such expenses increased from 16.1% to 17.5% in the respective periods due to lower revenues.

     SALES AND MARKETING.   Sales and marketing expenses increased 4% from
$10.9 million for the nine months ended September 30, 1998 to $11.4 million for the nine months ended September 30, 1999 due primarily to the continuing development of Cymer's foreign field service locations in Europe, Singapore, Korea and Taiwan, as well as the overall infrastructure to support Cymer's increasing service demands. As a percentage of total revenues, such expenses increased from 7.4% to 8.0% in the respective periods due to lower sales volumes.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased 33% from $7.0 million for the nine months ended September 30, 1998 to $9.4 million for the nine months ended September 30, 1999, due to the continuing business process quality development efforts and other required general and administrative support activities. This increase from period to period also includes the impact from increased headcount and employee benefits. As a percentage of total revenues, such expenses increased from 4.8% to 6.6% from period to period.

     OTHER INCOME (EXPENSE) - NET.   Net other expense decreased from $3.5
million for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999, primarily due to foreign exchange losses in 1998 versus a foreign exchange gain in 1999, offset by a decrease in interest income due to lower average cash balances for 1999. Foreign currency exchange losses totaled $641,000, interest and other income totaled $5.6 million and interest and other expense totaled $8.4 million for the nine months ended September 30, 1998, compared to an exchange gain of $172,000, interest and other income of $5.2 million and $8.8 million in interest and other expense for the nine months ended September 30, 1999. Interest and other expense for the nine month period ended September 30, 1999 includes the impact of a $317,000 write off of various obsolete computer and manufacturing equipment.

     INCOME TAX PROVISION. The provision for income taxes for the nine months ended September 30, 1998 of $2.5 million reflects an annual effective tax rate of 30% as Cymer had no additional loss or valuation allowance carryovers from previous periods to be applied in 1998. There is no tax provision estimated for 1999 primarily due to tax benefits expected from foreign sales and from federal and state tax credits.*

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Cymer has funded its operations primarily through the private sale of equity securities totaling approximately $27.1 million, borrowings from certain of its investors for bridge financing, bank borrowings, its September 18, 1996 initial public offering, which resulted in net proceeds to Cymer of approximately $29.7 million, the public offering on December 12, 1996, which resulted in net proceeds of approximately $50.0 million, and raising a net $167.3 million in a convertible subordinated note offering on August 6, 1997. As of September 30, 1999, Cymer had approximately $61.0 million in cash and cash equivalents, $91.8 million in short-term investments, $17.1 million in long-term investments, $206.0 million in working capital and $17.7 million in bank debt.

     Net cash provided by operating activities was approximately $18.0 million for the nine months ended September 30, 1998 and net cash provided by operating activities was $17.3 million for the nine months ended September 30, 1999. The decrease in net cash provided by operating activities for the nine months ended September 30, 1998 as compared to 1999 was primarily attributable to an increase in accounts payable and other accrued liabilities, offset by a smaller increase in inventory and an increase in accounts receivable during the period.

     Net cash provided by investing activities was approximately $6.4 million for the nine months ended September 30, 1998 as compared to net cash used for investing activities of $15.3 million for the nine months ended September 30, 1999. The net cash provided by investing activities during the first nine months of 1998 primarily reflects continued property acquisitions to accommodate the business development and focus, offset by the timing of short and long term investments maturing and being reinvested during the period. The net cash used for investing activities during the first nine months of 1999 primarily reflects continued property acquisitions, offset by the timing of short term and long term investments maturing and being reinvested during the period and an increase in short term investments.

     Net cash used for financing activities was approximately $13.3 million for the nine months ended September 30, 1998, compared to cash provided by financing activities of $9.9 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, Cymer borrowed $9.8 million on its line of credit in Japan, received a net $1.1 million through the issuance of common stock. These sources of cash were offset by treasury stock repurchases of $23.7 million. The net cash provided by financing activities for the nine months ended September 30, 1999 was primarily attributable to $4.8 million in bank borrowings in Japan and the receipt of $5.5 million upon the issuance of common stock due to the exercise of stock options by Cymer employees.

     Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and the continued development of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and overall industry conditions. Cymer believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion and development of its business over the next 12 months.*

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The Statement defers the effective date of SFAS No. 133 to the year ending December 31, 2001. Interim reporting for this standard will be required. Management has not yet assessed the effect of this standard on Cymer's current reporting and disclosures.

YEAR 2000 READINESS ISSUE

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

     Cymer is 100% complete with the identification of internal systems which may be vulnerable to the Year 2000 issues, and is 100% complete with the assessment of the impact on these systems. The assessment includes factory systems, desktop PC's, fax machines, printers, and common software packages in use at Cymer. In addition, all suppliers have been contacted for their Year 2000 issues and plans, and all new software licenses include Year 2000 statements.

     Cymer has addressed and done all that is reasonably possible in regards to remediation and testing of systems identified as having Year 2000 related issues. In conducting the remediation, testing, and documentation phases of this five step approach, Cymer focused most of its efforts on the Year 2000 issues related to its most business-critical systems, such as its Enterprise Resource Planning (ERP) system, Infoflo, and all Microsoft related software applications. As a result, a significant amount of time was spent on these applications in the remediation, testing, and documentation phases. Remediation and testing of Cymer's ERP system, Infoflo, required a three step approach: (1) base system modifications; (2) custom modifications; and (3) user validation/approval of both base system and custom modifications. Base system and custom modifications were completed in the second half of 1998 and all user testing and overall documentation of the process was completed by March 31, 1999. Since there are many custom modifications within Infoflo which required custom Year 2000 modifications, Cymer requested that the Infoflo supplier audit the overall modification and testing process which was followed by Cymer. As a result of these audits, the Infoflo supplier concluded that to the best of their knowledge, the Infoflo system is Year 2000 compliant.*

     In regards to Microsoft related software applications, Cymer must rely on statements made by the supplier as to Year 2000 issues and overall compliance. Based upon the Year 2000 statements made by Microsoft, Cymer has no reason to believe that there will be any business-critical issues with the performance of the Microsoft applications as a result of Year 2000 issues.*

     Based upon two surveys of Cymer's supplier base separated in time by six months during 1999, there is not evidence at this time that any suppliers have any Year 2000 issues that could cause Cymer a disruption in supply of any of its critical components.* In keeping with industry practice, Cymer has relied upon supplier representations and has not systematically audited its supplier base on the matter to ensure that the various suppliers' representations are indeed accurate.

     Cymer's Year 2000 internal contingency plan consists of the following:
(1) offsite backup of all critical data and software; (2) multiple redundant suppliers for all critical data communication and telecommunications services; (3) readiness planning for support personnel; (4) outside consultants identified for rapid availability; and (5) ongoing evaluation and planning for contingencies.

     Cymer's current laser systems are not Year 2000 compliant per accepted industry standards. The laser systems currently require manual intervention to reset the internal clock to account for leap year in the year 2000. Cymer's customers have been informed of the non-compliance and have been provided with instructions for the manual correction of the date between January 1 and February 28, 2000. Not resetting the internal clock would have no material impact on the operation of the laser system.* Although there is no material impact to the operation of the laser system due to Year 2000 issues*, Cymer has decided to develop the software fix to bring all laser systems to fully accepted industry standards for Year 2000 compliance. These software fixes are in various stages of development and are currently being made available to customers as part of other non-Year 2000 software upgrades.

     Based on the assessment efforts to date, Cymer does not believe that the year 2000 will have a material adverse effect on Cymer's consolidated financial condition and results of operations.* The aggregate cost of Year 2000 compliance is estimated at approximately $250,000 of which approximately $150,000 has been incurred to date with the remainder to be incurred between now and several months into the year 2000.* However, Cymer's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Aside from global infrastructure Year 2000 requirements, Cymer's reasonably likely worst case scenario may include: supplier and customer purchase, delivery and payment delays; server and desktop computer failures, including Cymer's ERP system, Infoflo, or software supplied by Microsoft; one or more critical software systems failures, including embedded control systems; and failure of one or more internal and/or external communications systems such as telephones, networks, voice mail and paging systems. Additional potential sources of risk include (a) the inability of key suppliers and customers to be Year 2000 compliant, (b) the disruption of global transportation channels as a result of general system failures, and
(c) an overall failure of necessary infrastructure such as electricity and telecommunications. If any of these were to occur, there could be a material adverse effect on Cymer's consolidated financial condition and results of operations.

RISK FACTORS

LIKELY FLUCTUATIONS IN OPERATING RESULTS

     CERTAIN FACTORS CAUSING FLUCTUATIONS

     Cymer's operating results have in the past fluctuated and are likely in the future to fluctuate significantly. These fluctuations depend on a variety of factors which may include:

     - the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;
     - the rate at which semiconductor manufacturers take delivery of photolithography tools from Cymer's customers;
     -  cyclicality in the market for semiconductor manufacturing equipment;
     -  the timing and size of orders from Cymer's small base of customers;
     - the ability of Cymer to manufacture, test and deliver laser systems in a timely and cost effective manner;
     -  the mix of  laser models, replacement parts and service revenues;
     - the ability of Cymer's competitors to obtain orders from Cymer's customers;
     - the entry of new competitors into the market for DUV photolithography illumination sources;
     - the ability of Cymer to manage its costs as it supplies its products in higher volumes; and
     - Cymer's ability to effectively manage its exposure to foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by Cymer's Japanese subsidiary are denominated).

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

     INDUSTRY CONDITIONS

     Cymer has increased some aspects of its operations in response to improvements in industry conditions. Should continued improvements not materialize, the planned increases in spending may negatively impact profitable operations.

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

     DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

     A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business. Collectively, they accounted for approximately 94%, 94% and 80% of Cymer's total revenues in 1997, 1998, and the nine months ended September 30, 1999, respectively. Individually, sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 37%, 20%, 31% and 6%, respectively, of total revenues in 1998 and 36%, 16%, 21%, 7%, respectively, of total revenues for the nine months ended September 30, 1999. Cymer expects that sales of its systems to these customers will continue to account for substantially all of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

     NEED TO MANAGE A CHANGING BUSINESS

     Cymer has recently dramatically expanded and contracted the scope of its operations and the number of employees in most of its functional areas. For example, Cymer increased the number of its employees from 136 at December 31, 1995 to 336 at December 31, 1996 to 809 at December 31, 1997 and then decreased that number to 703 at December 31, 1998. As of September 30, 1999, Cymer had 769 employees. Cymer has substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

     -  to continue close management of these areas, and
     -  to improve its management, operational and financial systems, including
          -  accounting and other internal management systems,
          -  quality control,
          -  delivery and
          -  field service and customer support capabilities.

Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction. Cymer will also need to manage effectively its international operations, including:

     - the operations of its subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands,
     -  its field service and support presence in Asia and Europe and
     - its relationship with Seiko as a manufacturer of its photolithography lasers.

Cymer must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. Any failure to effectively manage Cymer's growth or contraction would materially adversely affect Cymer's financial condition and results of operations.

RISKS ASSOCIATED WITH IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SYSTEM

     Cymer is in the initial stages of selecting and implementing a new corporate wide enterprise resource planning ("ERP") system to replace its current ERP system. Cymer has scheduled implementation of the new ERP system and training of personnel to use the system to be completed during the year 2000. The implementation of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties range from cost overruns, push-outs of implementation deadlines, process and operations gridlock, failure to execute operating plans, including inability to ship products for revenue, and abandonment of the effort altogether.
Cymer must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. Any failure to effectively manage Cymer's efforts or process and operations designs would materially adversely affect Cymer's financial condition and results of operations.

DEPENDENCE ON SINGLE PRODUCT LINE

    Cymer's only product line is excimer lasers ("KrF, ArF and F2 laser systems"). The primary market for excimer lasers is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for Cymer's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools. Impediments to such adoption include:

     -  instability of photoresists used in advanced DUV photolithography and
     -  potential shortages of specialized materials used in DUV optics.

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

COMPETITION

     LAMBDA-PHYSIK, KOMATSU AND USHIO

     Cymer currently has three significant competitors in the market for excimer laser systems for photolithography applications:

     -  Lambda-Physik,
     -  Komatsu, Ltd. ("Komatsu") and
     -  Ushio.

All of these companies:

     -  are larger than Cymer,
     - have access to greater financial, technical and other resources than does Cymer, and
     -  are located in closer proximity to Cymer's customers than is Cymer.

Cymer believes that Lambda-Physik and Komatsu are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified competitors' lasers for use with their products. Cymer believes that Komatsu in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

     OTHER TECHNOLOGIES

     In the future, Cymer will likely experience competition from other technologies, such as EUV and scalpel processes. To remain competitive, Cymer believes that it will need to:

     - manufacture and deliver products to customers on a timely basis and without significant defects, and
     - maintain a high level of investment in research and development and in sales and marketing.

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

RISK OF EXCESSIVE INVENTORY BUILDUPS BY PHOTOLITHOGRAPHY TOOL MANUFACTURERS

     Photolithography tool manufacturers constitute substantially all of Cymer's customers. Photolithography tool manufacturers sell their systems in
turn to semiconductor manufacturers.   Market conditions in the industry can
cause Cymer's customers to expand or reduce their orders for new laser systems as they try to manage their inventories to appropriate levels which better reflect their expected sales forecasts. Cymer is working with its customers to better understand end user demand for DUV photolithography tools. However, there can be no assurance that Cymer will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in Cymer's revenues and operating results in future periods as such inventories are brought into balance.

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

PRODUCTION USE OF EXCIMER LASERS

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

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT INTRODUCTIONS

     Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

     - continue to enhance its excimer laser products and their process capabilities, and
     -  develop and manufacture new products with improved capabilities.

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

DEPENDENCE ON KEY PERSONNEL

     Cymer is highly dependent on the services of a number of key employees in various areas, including:

     -  engineering,
     -  research and development,
     -  sales and marketing, and
     -  manufacturing.

In particular, there are a limited number of experts in excimer laser technology. There is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers Cymer requires. Cymer has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. Cymer believes that, to a large extent, its future success will depend upon:

     - the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel, and
     - its ability to attract, train and retain highly skilled personnel in each of these areas.

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

Nevertheless, the success of Cymer may depend in part on patents. As of September 30, 1999, Cymer owned 50 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will
expire at various times during the period from January 2008 to   June 2018.
As of September 30, 1999, Cymer had also applied for 66 additional patents in the United States, 7 of which have been allowed. As of September 30, 1999, Cymer owned 26 foreign patents and had filed 206 patent applications pending in various foreign countries.

     Cymer's pending patent applications and any future applications might not be approved. Cymer's patents might not provide Cymer with competitive advantages. Third parties might challenge Cymer's patents. In addition, third parties' patents might have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993. Therefore, Cymer has lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, any such patents issued to Cymer might not adequately protect Cymer's technology in a given foreign jurisdiction. Furthermore, third parties might independently develop similar products, duplicate Cymer's products or, to the extent patents are issued to Cymer, design around the patents issued to Cymer.

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

     OTHER FORMS OF PROTECTION

     Cymer also relies upon:

     -  trade secret protection,
     -  employee nondisclosure agreements,
     -  third-party nondisclosure agreements, and
     -  other intellectual property protection methods

to protect its confidential and proprietary information. Despite these efforts, third parties might:

     - independently develop substantially equivalent proprietary information and techniques,
     -  otherwise gain access to Cymer's trade secrets, or
     -  disclose such technology.

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

     PATENT INFRINGEMENT

     Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing their intellectual property rights. Conversely, Cymer has in the past notified, and may in the future notify, third parties that they may be infringing on Cymer's intellectual property rights.

     Specifically, Cymer has engaged in discussions with one of its competitors, Komatsu, with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese patents that Komatsu asserts may be infringed by Cymer and Cymer's Japanese manufacturing partner, Seiko Instruments, Inc. ("Seiko"). Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. To date, one of these oppositions has been dismissed. Litigation might ensue with respect to the Komatsu Japanese patents. Also, Komatsu might assert infringement claims under additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

     Cymer has also asserted certain of its U.S. patents against Komatsu when informed that Komatsu lasers might be integrated into steppers intended for shipment into the U.S. Cymer and Komatsu are currently engaged in discussions with regard to each party's claims. Those discussions might not be successful and litigation could result. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office.

     Any patent litigation, by or against Cymer, would, at a minimum, be costly. Litigation could also divert the efforts and attention of Cymer's management and technical personnel. Both could have a material adverse effect on Cymer's business, financial condition and results of operations. Furthermore, in the future other third parties might assert other infringement claims, and customers and end users of Cymer's products might assert other claims for indemnification resulting from infringement claims. Such assertions, if proven to be true, might materially adversely affect Cymer's business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party's intellectual property rights. However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

     SIGNIFICANT INTERNATIONAL TRADE

     Cymer derived approximately 89%, 88% and 84% of its revenues in 1997, 1998 and the nine months ended September 30, 1999, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, Cymer:

     - maintains subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands,
     - is further developing its field service and support operations worldwide, and
     - will continue to work with Seiko as a manufacturer of its products in Japan.*

Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

     -  tariffs and other barriers,
     - difficulties in staffing and managing foreign subsidiary and branch operations,
     -  currency exchange risks and exchange controls,
     -  potentially adverse tax consequences, and
     -  the possibility of difficulty in accounts receivable collection.

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

POSSIBLE PRICE VOLATILITY OF COMMON STOCK

     The following factors may significantly affect the market price of Cymer's Common Stock:

     -  actual or anticipated fluctuations in Cymer's operating results,
     -  announcements of technological innovations,
     -  new products or new contracts by Cymer or its competitors,
     -  developments with respect to patents or proprietary rights,
     - conditions and trends in the laser device and other technology industries,
     -  changes in financial estimates by securities analysts,
     -  general market conditions, and
     -  other factors.

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

LEGAL MATTERS

     Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999 Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. No ruling on the motion has yet been made by the court.
Discovery has not yet commenced. Cymer believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. The defense of these actions may cause some disruption in Cymer's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

     At September 30, 1999, Cymer had outstanding forward foreign exchange contracts to buy US$45.8 million for 5.3 billion yen under foreign currency exchange facilities with contract rates ranging from 106.69 yen to 122.68 yen per US$ and various expiration dates through September, 2000.

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

     In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes due August 6, 2004, with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the balance sheets. The fair value of such debt, based on quoted market prices at September 30, 1999 was $177.8 million. As of December 31, 1998 and September 30, 1999, $172.5 million in Convertible Subordinated Notes was outstanding.

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

                                            CYMER, INC.
                                            (Registrant)


Date: November 10, 1999                     By: /s/ WILLIAM A. ANGUS III
                                                ------------------------
                                                William A. Angus, III
                                                Sr. Vice President and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)