Form 10-K
period 1999-12-31
CYMER INC
filed 2000-03-27
CIK 897067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended DECEMBER 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to _______________________

                         Commission File Number 0-21321

                                   CYMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                     33-0175463
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


16750 Via Del Campo Court, San Diego, Ca                     92127
----------------------------------------                     -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code: (858) 385-7300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                                                    Name of each Exchange
    Title of each class                             on which registered
    -------------------                             -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $55 for shares of the registrant's Common Stock on March 22, 2000 as reported on the Nasdaq National Market, was approximately $1,529,853,875. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a
Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 22, 2000:
28,968,828.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: portions of registrant's proxy statement for its annual meeting of stockholders to be held on May 18, 2000 (Part III).

                                                    CYMER, INC.

                                          1999 Annual Report on Form 10-K

                                                 TABLE OF CONTENTS

PART I...............................................................................................................1
         Item 1.  Business...........................................................................................1
         Item 2.  Properties.........................................................................................9
         Item 3.  Legal Proceedings..................................................................................9
         Item 4.  Submission of Matters to a Vote of Security-Holders...............................................10
PART II.............................................................................................................11
         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..............................11
         Item 6.  Selected Financial Data...........................................................................11
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............13
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................28
         Item 8.  Financial Statements and Supplementary Data.......................................................29
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............29

PART III............................................................................................................29
         Item 10. Directors and Executive Officers of the Registrant................................................29
         Item 11. Executive Compensation............................................................................29
         Item 12. Security Ownership of Certain Beneficial Owners and Management....................................29
         Item 13. Certain Relationships and Related Transactions....................................................29

PART IV.............................................................................................................30
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................30










                 CYMER is a registered trademark of Cymer, Inc.

         AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (TOGETHER WITH ITS WHOLLY-OWNED AND MAJORITY-OWNED SUBSIDIARIES COLLECTIVELY "CYMER") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 18 HEREOF. CYMER MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN CYMER'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. CYMER DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF CYMER.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cymer is the world's leading supplier of excimer laser illumination sources, the essential light source for deep ultraviolet (DUV) photolithography systems used in the manufacture of semiconductors. DUV lithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today's most advanced semiconductor devices. Cymer's lasers are incorporated into step-and-repeat and step-and-scan photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. Cymer believes that its excimer lasers constitute a substantial majority of all excimer lasers incorporated in DUV photolithography tools. Cymer's customers include all five manufacturers of DUV photolithography systems: ASM Lithography, Canon, Nikon, SVG Lithography and Ultratech Stepper. Photolithography systems incorporating Cymer's excimer lasers have been purchased by each of the world's 20 largest semiconductor manufacturers: AMD, Fujitsu, Hitachi, Hyundai, IBM, Infineon, Intel, Lucent, Matsushita, Micron, Mitsubishi, Motorola, NEC, Philips, Rohm, Samsung, Sanyo, ST Microelectronics, Texas Instruments, and Toshiba.

PRODUCTS

         Cymer's products consist of photolithography lasers, replacement parts and service.

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

                  ELS-5010 - Designed for the next generation of steppers and scanners with numerical apertures as high as 0.7. The ELS-5010 provides 10W of output power, controls bandwidth to less than 2.0pm, 95% energy integral, and integrated energy stability to less than +-0.6% in a 40 pulse window.

         6000 SERIES - The ELS-6000 is a 2000Hz repetition rate, KrF 248nm excimer laser enabling 0.18um and below integrated circuit (IC) production. This laser addresses next-generation lithography applications with 0.7 numerical aperture lens design. The ELS-6000 provides 20 watts of output power, controls bandwidth to less than equal to 2.0pm, 95% energy integral, and integrated energy stability to less than plus or minus 0.5% in a 32 pulse window. The higher repetition provides better dose control in stepper applications, and enables improved exposure uniformity in scanner applications and significant improvement in wafer throughput for both stepper and scanner lithography tools.

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

         Certain components and subassemblies included in Cymer's lasers require replacement or refurbishment following continued operation. For example, the discharge chamber of Cymer's lasers has an expected life of approximately one to five billion pulses, depending on the model. Cymer estimates that a laser used in a semiconductor production environment will require one to two replacement chambers per year. Similarly, certain optical components of the laser deteriorate with continued exposure to DUV light and require periodic replacement. Cymer provides these and other spare and replacement parts for its photolithography lasers as needed by its customers. On a limited basis, Cymer also refurbishes and resells complete laser systems.

         SERVICE

         As Cymer's installed base of lasers in production at chipmakers exceeds the original warranty periods, some chipmakers request service contracts from Cymer. Additionally, Cymer provides service contracts directly to semiconductor equipment manufacturers. These contracts require Cymer to maintain and/or service these lasers either on an on-call or regular interval basis or both.

CUSTOMERS AND END USERS

         Cymer sells its photolithography laser products to each of the five manufacturers of DUV photolithography tools:

            ASM Lithography        Nikon                 Ultratech Stepper
            Canon                  SVG Lithography

         Cymer believes that maintaining and strengthening customer relationships will play an important role in maintaining its leading position in the photolithography market. Cymer works closely with its customers to integrate Cymer's products into their photolithography tools and is collaborating with certain of its customers on advanced technology developments under jointly funded programs. Sales to ASM Lithography, Canon and Nikon accounted for 33%, 17% and 24%, respectively, of total revenue in 1999.

         End users of Cymer's lasers include the world's 20 largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating Cymer's lasers:


UNITED STATES                                     JAPAN                           TAIWAN/SOUTHEAST ASIA
-------------                                     -----                           ---------------------
Advanced Micro Devices                            ASET                            Acer Semiconductor
Atmel                                             Epson                           Chartered Semiconductor
Agilent                                           Fujitsu                         ERSO
Conexant Systems                                  Hitachi                         HNS
Cypress                                           KTM                             Macronix
Dominion Semiconductor                            Matsushita                      Mosel
IBM                                               Mitsubishi Electric             Nan-Ya
Integrated Device Technology                      NEC                             ProMOS
Intel                                             Nippon Foundry                  Tech Semiconductor
LSI Logic Corp.                                   Oki Electric                    TSMC
Lucent/Cirent                                     Rohm                            UMC Group
Maxim Integrated Products                         Sanyo                           Vanguard International
Micron Technology                                 Sharp                           Winbond Group
Micrus                                            Sony
Motorola                                          ToHoku Semicon
National Semiconductor                            Toshiba
SEMATECH +
Texas Instruments
VLSI
White Oak

KOREA                                             EUROPE
-----                                             ------

Anam-TI                                           C-NET
ETRI                                              IMEC
Hyundai                                           Infineon Technologies
Samsung                                           LETI
                                                  Philips
                                                  ST Microelectronics



BACKLOG

         Cymer schedules production of lasers based upon order backlog and informal customer forecasts. Cymer includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, Cymer's backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 1999, Cymer had a backlog of approximately $102.7 million compared with a backlog of $37.3 million at December 31, 1998.

MANUFACTURING

         Cymer's manufacturing activities consist of material management, assembly, integration and testing. These activities are performed in a 113,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of class 1000 clean room manufacturing and test space. In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more


--------
+  A semiconductor industry consortium.

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

          In addition to the manufacturing capacity at its facilities in San Diego, California, Cymer has qualified Seiko Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its photolithography excimer lasers. In order to ensure uniformity of product for all customers, Cymer maintains control of all work flow design, manufacturing processes, engineering changes and component sourcing decisions. Cymer manufactures and seals all core technology modules in San Diego. The contract manufacturing agreement expires in 2001, but will automatically renew every two years thereafter, unless one year's notice to terminate is given by either party. Seiko began production of lasers for Cymer in the first quarter of 1997.

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

         Cymer's field engineers and technical support specialists are based at its San Diego headquarters, and at its field service offices in Santa Clara, California, in Austin, Texas, and near Boston, Massachusetts. Support in Europe, Japan, Korea, Singapore and Southeast Asia are provided by Cymer's subsidiaries located within those regions. As part of its customer service, Cymer maintains an inventory of spare parts at each of its service facilities. As Cymer's installed base grows so does the demand for replacement parts to satisfy worldwide support requirements for direct customers' support organizations, as well as Cymer's own logistics organization. In order to meet this demand, Cymer must continue to expand its production of component modules which are required for new systems as well as for support and warranty requirements.

         Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, Cymer believes it is essential to establish, through its own personnel or through trained third party sources, a rapid response capability to service its customers throughout the world. Accordingly, Cymer intends to continue its expansion of the direct support infrastructure in Japan, Korea, Taiwan and Southeast Asia, Singapore and Europe.* The establishment of these activities will entail recruiting and training qualified personnel or identifying qualified independent firms and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. There can be no assurance that Cymer will be able to attract qualified personnel to establish these operations successfully or that the costs of such operations will not be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

         Cymer generally warrants its new laser products against defects in design, materials and workmanship for the earlier to occur of between 17 and 25 months from the date of shipment or 12 months after acceptance by the end user.

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

         Cymer has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts.* Research and development expenses for 1997, 1998 and 1999 were approximately $25.0 million, $30.2 million and $34.5 million, respectively.

         In addition to funding its own research and development projects, Cymer has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH in order to develop advanced technology for current and future laser systems based on Cymer's core technology. Revenues generated from research and development contracts amounted to approximately $2.5 million, $313,000, and $399,000 during 1997, 1998, and 1999, respectively.

INTELLECTUAL PROPERTY RIGHTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents and as of December 31, 1999, Cymer owned 61 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to October 2018 and had applied for 75 additional patents in the United States, 3 of which had been allowed. As of December 31, 1999, Cymer also owned 37 foreign patents and had filed 218 patent applications in various foreign countries. There can be no assurance that Cymer's pending patent applications or any future applications will be approved, that any issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993 and has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to Cymer will adequately protect Cymer's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate Cymer's products or, if patents are issued to Cymer, design around the patents issued to Cymer.

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

         Specifically, Cymer has engaged in discussions with one of its competitors, Komatsu, Ltd ("Komatsu") with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese patents that Komatsu asserts may be infringed by Cymer and Cymer's Japanese manufacturing partner, Seiko. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. To date, one of these oppositions has been dismissed. Litigation might ensue with respect to the Komatsu Japanese patents. Also, Komatsu might assert infringement claims under additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

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

          Effective August 1, 1989 and lasting until the expiration of the licensed patents, Cymer entered into an agreement for a nonexclusive worldwide license to use or sell certain patented laser technology with Patlex Corp., a patent holding company ("Patlex"). Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its lasers, subject to an annual cap of $100,000 per year. During 1997, 1998 and 1999, royalty fees totaled $49,000, $100,000, and $100,000, respectively.

         Cymer has granted Seiko the exclusive right in Japan and the non-exclusive right outside of Japan to manufacture and sell Cymer's industrial high power laser and subsequent enhancements thereto. Cymer has also granted Seiko a right of first refusal to fund Cymer's development of, and receive a license to, new industrial laser technologies not developed with funding from other parties. In exchange for these rights, Cymer received up-front license fees of $3.0 million during 1992 and 1993. Cymer was also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. Through 1999, Cymer earned no royalties under the agreement. The license agreement also provides that product sales between Cymer and Seiko will be at a 15% discount from the respective companies' list prices. The agreement terminates in August 2012.

COMPETITION

         Cymer believes that the principal elements of competition in Cymer's markets are the technical performance characteristics of the excimer laser products and the operating efficiency of the system, which is based on availability, performance efficiency and rate of quality. Cymer believes that it competes favorably with respect to these factors.

         Cymer currently has three competitors in the market for excimer laser systems for photolithography applications, Lambda-Physik ("Lambda-Physik"), a German-based subsidiary of Coherent, Inc., and Komatsu, Ltd. and Ushio, both located in Japan. All of these companies are larger than Cymer, have access to greater financial, technical and other resources and are located in closer proximity to Cymer's customers. Cymer believes that Lambda-Physik and Komatsu are aggressively seeking to gain larger positions in the market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified these competitors' lasers for use with at least some of their products. As competitors successfully qualify their lasers for use with chipmakers, Cymer could lose market share and its growth could slow or even decline. In the future, Cymer will likely experience competition from post-optical technologies, such as EUV and scalpel processes. To remain competitive, Cymer believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and sales and marketing. There can be no assurance that Cymer will have sufficient resources to continue to make the investments necessary to maintain its competitive position. There can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market for excimer lasers. There can be no assurance that Cymer will remain competitive.

A failure to remain competitive would have a material adverse effect on Cymer's business, financial condition and results of operations. See "Risk Factors--Competition."

EMPLOYEES

         On December 31, 1999, Cymer employed 767 persons, including 71 in Japan. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as Cymer is aware. Cymer has not experienced any work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS

         Set forth below is certain information regarding the executive officers of Cymer and their ages as of December 31, 1999.


                 NAME                    AGE                                 POSITION
-----------------------------------------------------------------------------------------------------------
Robert P. Akins.......................    48   Chairman of the Board, Chief Executive Officer and President
William A. Angus, III.................    53   Senior Vice President, Chief Financial Officer and Secretary
Pascal Didier.........................    41   Senior Vice President, Worldwide Customer Operations
Edward "Ted" Holtaway.................    44   Senior Vice President, Process Quality
Wallace Breitman......................    60   Vice President, Human Resources



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

         WILLIAM A. ANGUS, III has served as Senior Vice President and Chief Financial Officer since February 1996 and as Secretary of Cymer since July 1990. From July 1990 to February 1996, Mr. Angus served as Vice President of Finance and Administration. From April 1988 to June 1990, Mr. Angus was Executive Vice President and Chief Operating Officer, and from May 1985 to April 1988, Chief Financial Officer, of Avant-Garde Computing Inc., a manufacturer of data communications network management systems. Mr. Angus graduated from the Wharton School of the University of Pennsylvania with a B.S. in Economics in 1968.

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

         WALLACE BREITMAN has served as Vice President of Human Resources and Administration since April 1999. Prior to joining Cymer, Mr. Breitman was Vice President, Human Resources from June 1995 to March 1999 for Walker, Inc., a manufacturer of financial application software. From February 1994 to May 1995 and from October 1990 to September 1992, he was Director of Human Resources for Megatest, Inc., now a division of Teradyne, a semiconductor capital equipment company. From September 1992 to February 1994, Mr. Breitman was Director of Human Resources for Wind River Systems, Inc. Mr. Breitman received a B.A and M.A. from New York University in 1961 and 1963, respectively.

         Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Cymer.

ITEM 2.  PROPERTIES

         Cymer's corporate headquarters, manufacturing, engineering and R&D facilities are located in San Diego, California housed in multiple buildings totaling approximately 250,815 square feet. All building facilities are leased by Cymer under leases expiring between August 2002 and January 2010. In August 1999, Cymer began construction of a 135,000 square foot office and laboratory facility on 5.98 acres of land that it purchased in February 1999 adjacent to its current facilities. With the completion of this facility, which is expected to occur in the fourth quarter of 2000, Cymer is planning to consolidate its San Diego operations into three adjacent buildings totaling 293,145 square feet.* For use as field service offices, Cymer also leases a 400 square foot facility near Boston, Massachusetts under a lease expiring September 1, 2000, a 1,857 square foot facility in Santa Clara, California under a lease expiring September 2000, and a 1,627 square foot facility in Austin, Texas under a lease expiring September 2000. For use as field service and sales offices, Cymer leases: 13,831 square feet of facilities in Ichikawa, Japan under a renewable two year lease expiring in June 2000; 807 square feet in Osaka Japan under a lease expiring in December 2000; 4,184 square feet in Pundang, Korea under a lease expiring August 2004; 4,821 square feet in Hsin Chu, Taiwan under a lease expiring June 2004; 1,866 square feet in United Square, Singapore under a lease expiring in May 2000; and 3,715 square feet in Maarssen, The Netherlands under a lease expiring in May 2004. Cymer intends to add additional field service offices as necessary to service and support its customers.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the security holders of Cymer during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Cymer's Common Stock is publicly traded on the Nasdaq National Market under the symbol "CYMI". The following table sets forth, for the periods indicated, the high and low closing sales prices of Cymer's Common Stock as reported by the Nasdaq National Market.


Year ended December 31, 1998                                             HIGH                   LOW
                                                                  -------------------    ------------------
   First quarter                                                        $22  9/16              $14  7/8
   Second quarter                                                       $27  1/2               $14  7/8
   Third quarter                                                        $18  5/8                $8  1/2
   Fourth quarter                                                       $19  1/4                $6  1/2
Year ended December 31, 1999
   First quarter                                                        $29  3/8               $16
   Second quarter                                                       $25                    $16  3/8
   Third quarter                                                        $38  1/8               $24  9/16
   Fourth quarter                                                       $47  11/16             $30  9/16


The closing sales price of Cymer's Common Stock on the Nasdaq National Market was $55 on March 22, 2000 and there were 332 registered holders of record as of that date.

Cymer has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the foreseeable future.*

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with Cymer's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.


                                                                        YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                        1995          1996         1997         1998        1999
                                                     -----------   -----------  -----------  ----------- -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
   Product sales                                        $15,576       $62,510     $201,191    $184,828     $220,051
   Other                                                  3,244         2,485        2,456         313          399
                                                     -----------   -----------  ----------- -----------  -----------
          Total revenues                                 18,820        64,995      203,647     185,141      220,450
                                                     -----------   -----------  ----------- -----------  -----------

Costs and expenses:
   Cost of product sales                                  8,786        35,583      123,654     125,713      143,105
   Research and development                               6,154        11,742       24,971      30,152       34,518
   Sales and marketing                                    2,353         5,516       11,992      14,528       16,742
   General and administrative                             1,181         4,270        8,586       9,487       13,101
                                                     -----------   -----------  ----------- -----------  -----------
          Total costs and expenses                       18,474        57,111      169,203     179,880      207,466
                                                     -----------   -----------  ----------- -----------  -----------
Operating income                                            346         7,884       34,444       5,261       12,984



                                                                             YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                              1995        1996         1997         1998        1999
                                                           ----------- ------------ -----------  ----------- ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense) - net                                     (241)        (183)        112       (3,568)      (3,748)
                                                           ----------- ------------ -----------  ----------- ------------
Income before income tax (provision) benefit
   and minority interest                                          105        7,701      34,556        1,693        9,236
Income tax (provision) benefit                                    (36)      (1,191)     (8,639)       1,250
Minority interest                                                                          141         (420)        (663)
                                                           ----------- ------------ -----------  ----------- ------------

Net income                                                        $69       $6,510     $26,058       $2,523       $8,573
                                                           =========== ============ ===========  =========== ============
Basic earnings per share (1) (3)                                             $0.33       $0.92        $0.09        $0.31
                                                                       ============ ===========  =========== ============
Weighted average common shares outstanding (1) (3)                          19,868      28,212       28,226       27,907
Diluted earnings per share (1) (3)                                           $0.29       $0.86        $0.09        $0.29
                                                                       ============ ===========  =========== ============
Weighted average common and potential
   shares outstanding (1) (3)                                               22,420      30,267       29,566       29,640
                                                                       ============ ===========  =========== ============



                                                                                 DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            1995        1996         1997         1998        1999
                                                         ----------- ------------ -----------  ----------- ------------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                    $2,015      $55,405     $51,903      $53,130      $75,765
Working capital                                               3,845       84,743     202,539      198,645      213,121
Total assets                                                 15,619      129,467     386,119      364,318      426,821
Total debt (2)                                                4,164        2,217     176,066      175,924      175,771
Redeemable convertible preferred stock                       28,409
Treasury stock                                                                                    (24,871)     (24,871)
Stockholders' equity (deficit)                              (21,830)      98,820     125,779      106,531      126,893



(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

(2) Total debt includes indebtedness for convertible subordinated notes, and capital lease obligations.

(3) Earnings per share data has not been presented for 1995 as significant business developments, including Cymer's initial public offering, occurred subsequent to this year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items in Cymer's statements of income as a percentage of total revenues for the periods indicated:


                                                               1997              1998              1999
                                                          --------------   --------------    --------------
Revenues:
    Product sales                                              98.8 %            99.8 %           99.8 %
    Other                                                       1.2                .2               .2
                                                          --------------   --------------    --------------
        Total revenues                                        100.0             100.0            100.0

Cost and expenses:
    Cost of product sales                                      60.7              67.9             64.9
    Research and development                                   12.3              16.3             15.7
    Sales and marketing                                         5.9               7.9              7.6
    General and administrative                                  4.2               5.1              5.9
                                                          --------------   --------------    --------------
       Total costs and expenses                                83.1              97.2             94.1

Operating income                                               16.9               2.8              5.9
Other income (expense) - net                                     .1              (1.9)            (1.7)
                                                          --------------   --------------    --------------

Income before income tax (provision) benefit
   and minority interest                                       17.0               0.9              4.2

Income tax (provision) benefit                                 (4.3)              0.7
Minority interest                                                .1              (0.2)            (0.3)
                                                          --------------   --------------    --------------

Net income                                                     12.8 %             1.4 %            3.9 %
                                                          ==============   ==============    ==============

Gross margin on product sales                                  38.5 %            32.0 %           35.0 %
                                                          ==============   ==============    ==============



     YEARS ENDED DECEMBER 31, 1998 AND 1999

         REVENUES. Cymer's total revenues consist of product sales, which include sales of laser systems, spare parts, service and training. Other revenues primarily include revenue from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates for costs to complete the development project.

     Product sales increased 19% from $184.8 million in 1998 to $220.1 million in 1999, due to a 61% increase in the sale of replacement parts and service for lasers in Cymer's installed chipmaker base as the semiconductor industry made a major recovery during 1999. Additionally, higher average selling prices for new systems and the sale of upgrade packages to the installed base also contributed to revenue growth. A total of 341 laser systems were sold in 1998 compared to 302 laser systems in 1999. The decrease was primarily attributable to inventory management by Cymer's direct customers as well as market share gains of competitors. Funded development revenues increased from $313,000 for 1998 to $399,000 for 1999, primarily due to the timing of the completion of certain programs.

     Cymer's sales are generated primarily by shipments to customers in Japan, The Netherlands, and the United States. Approximately 88% and 85% of the Company's sales in 1998 and 1999, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 48% and 37% of revenues in 1998 and 1999, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

     COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

     Cost of product sales rose 14% from $125.7 million in 1998 to $143.1 million in 1999 primarily in response to the increase in product sales. The gross margin on these sales increased from 32.0% in 1998 to 35% in 1999 primarily due to the increased volume of shipments absorbing fixed costs of production. Charges related to obsolete inventory remained consistent between 1998 and 1999.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of income as the related sales are recognized. Cymer recognized a net gain on such contracts of $4.5 million for the year ended December 31, 1998 and a $3.0 million net loss for the year ended December 31, 1999.

      RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 14% from $30.2 million in 1998 to $34.5 million in 1999, due primarily to increased product improvement efforts associated with the release of Cymer's 6000 series lasers, and the continued development of new laser products. As a percentage of total revenues, such expenses fell from 16.3% to 15.7% in the respective periods due to the increase in Cymer's revenues as well as the increase in development expenditures throughout 1999. Cymer expects that research and development expenses will increase in absolute dollars but not as a percentage of revenue in 2000 as Cymer continues to invest in the development of new products and product enhancements.*

     SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 15% from $14.5 million in 1998 to $16.7 million in 1999, due primarily to increased product management and sales support efforts and marketing infrastructure activities developed over the period. As a percentage of total revenues, such expenses decreased slightly from 7.9% to 7.6% as revenues increased from the prior year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 38% from $9.5 million in 1998 to $13.1 million in 1999. This was due to ongoing process quality development efforts and costs, primarily outside consultant compensation, to support an overall increase in Cymer's business activities during the current year. As a percentage of total revenues, such expenses increased from 5.1% to 5.9% in the respective periods.

     OTHER INCOME (EXPENSE)- NET. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other expense of $3.6 million in 1998 remained consistent with net other expense of $3.7 million in 1999 given comparable investment and debt balance between the years.

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

     PROVISION FOR INCOME TAXES. The tax benefit of $1.3 million reported in 1998 was primarily attributed to tax credits and permanent differences between taxable income and book income which resulted in a negative effective tax rate for the year. For 1999 the effective tax rate was zero, primarily due to the tax benefits received from Cymer's foreign sales corporation and U.S. tax credits.

     YEARS ENDED DECEMBER 31, 1997 AND 1998

     REVENUES. Product sales decreased 8% from $201.2 million in 1997 to $184.8 million in 1998, primarily due to lower sales of DUV photolithography laser systems. A total of 460 laser systems were sold in 1997 compared to 341 laser systems in 1998. The decrease was primarily attributable to the overall market decline in the semiconductor industry during 1998. Funded development revenues declined from $2.5 million for 1997 to $313,000 for 1998, primarily due to completion of larger laser research projects sponsored by SEMATECH.

     Cymer's sales are generated primarily by shipments to customers in Japan, The Netherlands, and the United States. Approximately 89% and 88% of the Company's sales in 1997 and 1998, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 65% and 48% of revenues in 1997 and 1998, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company.

     COST OF PRODUCT SALES. Cost of product sales rose 2% from $123.7 million in 1997 to $125.7 million in 1998 primarily due to additional inventory obsolescence reserves recognized during the fourth quarter of 1998 offset by lower sales volume in 1998. The gross margin on these sales decreased from 38.5% in 1997 to 32.0% in 1998 primarily due to a $5.8 million obsolete inventory reserve associated with the accelerated customer acceptance of the 5010 series lasers over the 5000 series lasers, and an increase in foreign field support overhead costs as Cymer continued to build its worldwide field support infrastructure in Japan, Singapore, Europe, Korea and Southeast Asia in order to provide fast and responsive service to the semiconductor manufacturers.

     Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of income as the related sales are recognized. Cymer recognized net gains on such contracts of $5.8 million and $4.5 million for the years ended December 31, 1997 and 1998, respectively.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 21% from $25.0 million in 1997 to $30.2 million in 1998, due primarily to increased product improvement efforts associated with the release of Cymer's 5010 series lasers, the ongoing development of the 6000 series laser, and the continued development of new laser products. As a percentage of total revenues, such expenses rose from 12.3% to 16.3% in the respective periods due to the decline in Cymer's revenues as well as the increase in development expenditures throughout 1998.

     SALES AND MARKETING. Sales and marketing expenses increased 21% from $12.0 million in 1997 to $14.5 million in 1998, due primarily to increased product management and sales support efforts and marketing infrastructure activities developed over the period. As a percentage of total revenues, such expenses rose from 5.9% to 7.9% in the respective periods due to a decrease in overall revenues from period to period as well as an increased focus on building a worldwide sales and marketing team in 1998 and beyond.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 10% from $8.6 million in 1997 to $9.5 million in 1998, due to ongoing process quality development costs and an increase in general and administrative support as Cymer's overall level of business activity increased. As a percentage of total revenues, such expenses increased from 4.2% to 5.1% in the respective periods.

     OTHER INCOME (EXPENSE)- NET. Net other income (expense) decreased from $112,000 of net other income for 1997 to $3.6 million of net other expense for 1998, primarily due to the increase in interest income associated with the investment of excess cash and a foreign exchange gain in 1998 versus a net loss in 1997, offset by a full year of interest expense associated with the convertible subordinated notes in 1998. Foreign currency exchange loss totaled $359,000, interest income totaled $5.3 million, and interest expense totaled $4.8 million for 1997, compared to a foreign exchange gain of $692,000, interest income of $7.4 million and interest expense of $11.6 million for 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated $167.3 million in net proceeds, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises. As of December 31, 1999, Cymer had approximately $75.8 million in cash and cash equivalents, $97.6 million in short-term investments, $19.8 million in long-term investments, $213.1 million in working capital and $18.4 million in bank debt.

     Net cash used for operating activities was approximately $17.3 million for 1997, whereas cash provided by operating activities was $23.2 million for 1998 and $46.8 for 1999, respectively. Cash used for operations in 1997 was primarily attributable to increases in accounts receivable and inventory as the working capital requirements of Cymer continued to increase due to the expansion of the business during this period. Cash provided by operations in 1998 was primarily due to increases in depreciation associated with the prior year's expansion efforts, offset by decreases in accounts receivable. Cash provided by operations in 1999 resulted from sustained depreciation and significant reductions in current liabilities and an increase in net income offset by increases in accounts receivable.

     Net cash used for investing activities was approximately $153.6 million, $5.7 million and $30.9 million in 1997, 1998 and 1999. Cash used for investing activities during the periods ended December 31, 1997, 1998, and 1999 primarily reflects the investment activity of funds received through the convertible subordinated note offering in 1997 as well as the purchase of computer equipment, test equipment, research and development tools, manufacturing process machinery and tenant improvements for the field support organizations and manufacturing facility in order to accommodate business expansion throughout the periods.

     Cymer's financing activities provided net cash of approximately $167.3 million for 1997. In 1997, Cymer issued $172.5 million in convertible subordinated notes with net costs of $5.2 million and, in addition, received $2.1 million in net proceeds for the issuance of common stock and reduced bank debt by $1.8 million. In 1998, Cymer's financing activities used net cash of approximately $13.5 million primarily due to the $24.9 million repurchase of treasury stock offset by $10.1 million in bank loans for the period. In 1999, financing activities generated $12.9 million of net cash primarily from the exercise of employee stock options as well as an increase in net borrowings under a revolving loan and security agreement.

     Cymer has available credit arrangements with a bank permitting borrowings of up to $30 million. These borrowings are unsecured and provide for a $15 million optional currency revolving line of credit and a foreign currency exchange facility. These arrangements were amended February 4, 2000 to increase available borrowings to $40 million. Cymer had forward foreign exchange contracts at December 31, 1999 to buy $56.0 million for 6.0 billion yen. The total unrecorded deferred loss and premium on these contracts as of December 31, 1999 was approximately $1.3 million and $919,000, respectively.

     On January 29, 1998, Cymer announced a program to repurchase up to $50.0 million of Cymer's common stock. As of December 31, 1998 Cymer had purchased 2 million shares at a total cost of $24.9 million. No stock was repurchased during 1999.

     Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer's products. Cymer believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business during 2000.*

     RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133." The Statement defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will become effective for Cymer beginning January 1, 2001. Management has not yet assessed the effect of this standard on Cymer's current reporting and disclosures.

     YEAR 2000 READINESS ISSUE

     To date, the Company has not incurred material costs associated with Year 2000 compliance nor any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material.

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

         INDUSTRY CONDITIONS

         Cymer has expanded some aspects of its operations in response to improvements in industry conditions. Should continued improvements not materialize, the planned increases in spending may negatively impact profitable operations.

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

         A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business. Collectively, they accounted for approximately 94%, 94% and 79% of Cymer's total revenues in 1997, 1998, and 1999, respectively. Individually, sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 37%, 20%, 31% and 6%, respectively, of total revenues in 1998 and 33%, 17%, 24% and 5%, respectively, of total revenues in 1999. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers or a significant reduction in orders from any one of these customers, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

NEED TO MANAGE A CHANGING BUSINESS

         In recent years, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. For example, Cymer increased the number of its employees from 336 at December 31, 1996 to 809 at December 31, 1997 and then decreased that number to 703 at December 31, 1998. As of December 31, 1999, Cymer had 767 employees. Cymer has substantially expanded its facilities and manufacturing capacity. For example, since December 31,

1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

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

RISKS ASSOCIATED WITH IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SYSTEM

         Cymer is in the initial stages of implementing a new corporate wide enterprise resource planning ("ERP") system to replace its current ERP system. Cymer has scheduled implementation of the new ERP system and training of personnel to use the system to be completed during the year 2000. The implementation of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties range from cost overruns, push-outs of implementation deadlines, process and operations gridlock, failure to execute operating plans, including inability to ship products for revenue, and abandonment of the effort altogether. Cymer must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. Any failure to effectively manage Cymer's efforts or process and operations designs would materially adversely affect Cymer's financial condition and results of operations.

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

DEVELOPMENT OF FIELD SERVICE AND SUPPORT ORGANIZATION

         Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to establish through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer has an ongoing effort to develop its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This development entails recruiting and training qualified field service personnel and building effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has historically experienced difficulties in effectively training field service personnel. Cymer might not be able to attract and train qualified personnel to establish these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         CYMER PATENTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of December 31, 1999, Cymer owned 61 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to October 2018. As of December 31, 1999, Cymer had also applied for 75 additional patents in the United States, 3 of which have been allowed. As of December 31, 1999, Cymer owned 37 foreign patents and had filed 218 patent applications pending in various foreign countries.

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

         Specifically, Cymer has engaged in discussions with one of its competitors, Komatsu, with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese patents that Komatsu asserts may be infringed by Cymer and Cymer's Japanese manufacturing partner, Seiko. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. To date, one of these oppositions has been dismissed. Litigation might ensue with respect to the Komatsu Japanese patents. Also, Komatsu might assert infringement claims under additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the

Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

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

         TRADEMARK

         Cymer has registered the incontestable trademark CYMER in the United States and certain other countries and is seeking additional registrations of other trademarks including "Insist on Cymer" in the United States and in certain other countries. Cymer uses these and a variety of other marks in its advertisements and other business activities around the world. Based on the use of these marks, Cymer might be subjected to actions for trademark infringement, which could be costly to defend. If a challenge to a mark were to be successful, Cymer might be required to cease use of the mark and, potentially, to pay damages.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

         SIGNIFICANT INTERNATIONAL TRADE

         Cymer derived approximately 89%, 88% and 85% of its revenues in 1997, 1998 and 1999, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, Cymer:

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

Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

         -        tariffs and other barriers,
         - difficulties in staffing and managing foreign subsidiary and branch operations,
         - currency exchange risks and exchange controls, o potentially adverse tax consequences, and
         - the possibility of difficulty in accounts receivable collection.

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

         CURRENCY FLUCTUATIONS

         Sales by Cymer to its Japanese subsidiary are denominated in dollars, while sales by the subsidiary to customers in Japan are denominated in yen. This means that Cymer's results of operations show some fluctuation based on the value of the Japanese yen against the U.S. dollar. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange contracts to hedge its purchase commitments. Management will continue to monitor Cymer's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations. However, exchange rate fluctuations might have a material adverse effect on Cymer's results of operations or financial condition. In the future, Cymer might need to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose Cymer to greater risks in this regard.

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

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS

         Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances used in Cymer's manufacturing process and on the facility leased by Cymer. Cymer believes that its activities conform to present governmental regulations applicable to its operations and its current facilities. These regulations include those related to environmental, land use, public utility utilization and fire code matters. Such governmental regulations might in the future impose the need for additional capital equipment or other process requirements upon Cymer. They might also restrict Cymer's ability to expand its operations. The adoption of such measures, or the failure by Cymer to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances, could subject Cymer to future liability or could cause its manufacturing operations to be curtailed or suspended.

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

ANTI-TAKEOVER EFFECT OF NEVADA LAW AND CHARTER AND BYLAW PROVISIONS; AVAILABILITY OF PREFERRED STOCK FOR ISSUANCE

         Nevada law as well as Cymer's charter and other documents contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of Cymer's Common Stock, including Cymer's Articles of Incorporation and Bylaws and Cymer's Preferred Shares Rights Agreement ("poison pill") dated February 13, 1998. In addition, the Board of Directors is authorized to issue, without shareholder approval, up to 5,000,000 shares of Preferred Stock. Such shares of Preferred Stock may have voting, conversion and other rights and preferences that may be superior to those of the Common Stock and that could adversely affect the voting power or other rights of the holders of Common Stock. The Board of Directors could use the issuance of Preferred Stock or of rights to purchase Preferred Stock to discourage an unsolicited acquisition proposal.

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

         At December 31, 1999, Cymer had outstanding forward foreign exchange contracts to buy US$56.0 million for 6.0 billion yen under foreign currency exchange facilities with contract rates ranging from 100.37 yen to 120.50 yen per US$ and various expiration dates through October, 2000. (See Notes 1 and 4 to Consolidated Financial Statements). The total unrecorded deferred loss and premium on these contracts at December 31, 1999 was US$1.3 million and $919,000, respectively.

INVESTMENT AND DEBT RISK

         Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

         In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes due August 6, 2004, with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the balance sheets. The fair value of such debt, based on quoted market prices at December 31, 1999 was $205.1 million. As of December 31, 1998 and 1999, $172.5 million in Convertible Subordinated Notes was outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included in Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding the identification and business experience of Cymer's directors under the caption "Nominees" under the main caption "Proposal One - Election of Directors" in Cymer's definitive Proxy Statement for the annual meeting of stockholders to be held, to be filed with the Securities and Exchange Commission within 120 days after the end of Cymer's fiscal year ended December 31, 1999, is incorporated herein by this reference. For information regarding the identification and business experience of Cymer's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to Cymer's executive officers and directors under the caption "Compliance With
Section 16(a) of the Exchange Act" in Cymer's Proxy Statement is incorporated herein by this reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

                  (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Cymer, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:


                  Description                                                                            Page Number
                  Independent Auditors' Report.......................................................        F-1
                  Consolidated Balance Sheets as of December 31, 1998 and 1999.......................        F-2
                  Consolidated Statements of  Income for the Years Ended
                           December 31, 1997, 1998 and 1999..........................................        F-3
                  Consolidated Statements of Stockholders' Equity for the Years
                           Ended December 31, 1997, 1998 and 1999....................................        F-4
                  Consolidated Statements of Cash Flows for the Years Ended
                           December 31, 1997, 1998 and 1999..........................................        F-6
                  Notes to Consolidated Financial Statements.........................................        F-8


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

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

         (c) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:


             3.1 Amended and Restated Articles of Incorporation of Cymer (incorporated herein by reference to Exhibit
                      3.1 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

             3.2 Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cymer (incorporated herein by reference to Exhibit 1 to Cymer's Form 8-A, dated February 20,
                      1998).

             3.3      Bylaws of Cymer, as amended and restated.

             4.1 Preferred Shares Rights Agreement, dated as of February 13, 1998 between Cymer and ChaseMellon Shareholder Services, L.L.C. (incorporated herein by reference to Exhibit 1 to Cymer's Form 8-A, dated February 20, 1998).

             4.2 Indenture, dated as of August 6, 1997, by and among Cymer and State Street Bank and Trust Company of California, N.A., as trustee thereunder (incorporated herein by reference to Exhibit 4.1 to Cymer's Form 8-K, dated August 6, 1997.)

            10.1 Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit
                     10.1 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

            10.2 Standard Industrial Lease - Multi-Tenant, dated August 19, 1991, by and between Lepercq Corporate Income Fund L.P. and Cymer (originally between Frankris Corporation and Cymer) (incorporated herein by reference to Exhibit 10.15 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

            10.3 Single-Tenant Industrial Lease, dated December 19, 1996, by and between AEW/LBA Acquisition Co. II, LLC and Cymer (incorporated herein by reference to Exhibit 10.20 to Cymer's Annual Report on Form 10-K filed for the year ended December 31, 1996).

            10.4 Patent License Agreement, dated October 13, 1989, by and between Cymer and Patlex Corporation
                     (incorporated herein by reference to Exhibit 10.13 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

            10.5 Contract Manufacturing Agreement -- Lithography Laser, dated August 28, 1992, by and between Cymer and Seiko Instruments Inc. (the "Seiko Agreement") (incorporated herein by reference to Exhibit 10.16 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

                     Addendum No. 2 to the Seiko Agreement, dated February 21, 2000.

            10.6 Loan Agreement, dated as of December 8, 1997, by and among Silicon Valley Bank and Bank of Hawaii, as co-lenders, and Cymer and Cymer Japan, Inc., as borrowers (the "Loan Agreement") (incorporated herein by reference to Exhibit 10.10 to Cymer's Annual Report on Form 10-K/A filed for the year ended December 31, 1997).

                     Amendment to the Loan Agreement, dated as of February 4, 1999.

                     Amendment to the Loan Agreement, dated as of September 22, 1999.

                     Amendment to the Loan Agreement, dated as of February 4, 2000.

                     Corporate Guaranty, dated December 8, 1997, from Cymer to Silicon Valley Bank and Bank of Hawaii, as co-lenders (incorporated herein by reference to Exhibit 10.12 to Cymer's Annual Report on Form 10-K/A filed for the year ended December 31, 1997).

            10.7     1996 Stock Option Plan, as amended and restated.

            10.8 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

            10.9 1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No.
                     333-08383).

            10.10 Employment Agreement, dated November 26, 1997, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.16 to Cymer's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

            10.11 Employment Agreement, dated November 26, 1997, by and between William A. Angus, III and Cymer (incorporated herein by reference to Exhibit 10.17 to Cymer's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

            10.12 Employment Agreement, dated November 26, 1997, by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.18 to Cymer's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

            10.13 Employment Agreement, dated October 21, 1998, by and between Edward P. Holtaway and Cymer (incorporated herein by reference to Exhibit 10.20 to Cymer's Annual Report on form 10-K filed for the year ended December 31, 1998).

            10.14 Employment Agreement, dated March 1, 2000, by and between Wallace Breitman and Cymer.

            10.15    Description of Cymer Management Incentive Plan.

            10.16    Cymer Deferred Compensation Plan.

            21.1     Subsidiaries of Registrant

            23.1     Independent Auditors' Consent

            27.1     Financial Data Schedule for the year ended December
                     31, 1999

         (d) FINANCIAL STATEMENT SCHEDULES. See item 14, paragraph (a) (2), above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CYMER, INC.


Dated: March 24, 2000                     By:   /s/  ROBERT P. AKINS
                                               -------------------------------
                                                  Robert P. Akins, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



    /s/ ROBERT P. AKINS                  President, Chief Executive Officer,
   -----------------------               and Chairman of the Board                  March 24, 2000
       Robert P. Akins                   (Principal Executive Officer)


 /s/ WILLIAM A. ANGUS, III               Senior Vice President, Chief
 -------------------------               Financial Officer and Secretary            March 24, 2000
   William A. Angus, III                 (Principal Financial Officer)


     /s/ NANCY J. BAKER                  Vice President, Finance,
   -----------------------               Treasurer and Chief Accounting
        Nancy J. Baker                   Officer                                    March 24, 2000
                                         (Principal Accounting Officer)


   /s/ RICHARD P. ABRAHAM                Director                                   March 24, 2000
   -----------------------
     Richard P. Abraham


   /s/ KENNETH M. DEEMER                 Director
   -----------------------
      Kenneth M. Deemer                                                             March 24, 2000


    /s/ PETER J. SIMONE                  Director
   -----------------------
       Peter J. Simone                                                              March 24, 2000


    /s/ JON D. TOMPKINS                  Director
   -----------------------
       Jon D. Tompkins                                                              March 24, 2000


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cymer, Inc.:


We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/  DELOITTE & TOUCHE LLP
     San Diego, California
     January 28, 2000

CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                                                                   DECEMBER 31,
                                                                                         ----------------------------------
ASSETS                                                                                       1998                1999
CURRENT ASSETS:

  Cash and cash equivalents                                                                    $53,130             $75,765
  Short-term investments                                                                        85,558              97,564
  Accounts receivable - net                                                                     50,909              69,251
  Foreign exchange contracts receivable                                                         22,145              21,706
  Inventories                                                                                   50,786              51,409
  Deferred income taxes                                                                         12,824              16,360
  Prepaid expenses and other                                                                     3,706               3,110
                                                                                         --------------     ---------------
           Total current assets                                                                279,058             335,165

PROPERTY - net                                                                                  51,937              56,921
LONG-TERM INVESTMENTS                                                                           23,480              19,760
DEFERRED TAXES - NON-CURRENT                                                                     2,533               8,562
OTHER ASSETS                                                                                     7,310               6,413
                                                                                         --------------     ---------------

TOTAL ASSETS                                                                                  $364,318            $426,821
                                                                                         ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                              $8,581             $20,599
  Accrued and other liabilities                                                                 33,204              52,292
  Foreign exchange contracts payable                                                            24,873              24,276
  Income taxes payable                                                                           2,146               6,482
  Revolving loan                                                                                11,609              18,395
                                                                                         --------------     ---------------
           Total current liabilities                                                            80,413             122,044
                                                                                         --------------     ---------------

LONG-TERM LIABILITIES:
  Convertible Subordinated Notes                                                               172,500             172,500
  Other Liabilities                                                                              3,424               3,271
MINORITY INTEREST                                                                                1,450               2,113
COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 6, 8, 9 and 10)

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding
 Common stock - authorized 50,000,000 shares; $.001 par value,
    issued and outstanding 27,174,000 and 28,435,000 shares                                         27                  28
 Paid-in capital                                                                               111,842             125,623
 Treasury stock at cost (2,000,000 common shares)                                              (24,871)           ( 24,871)
 Accumulated other comprehensive loss                                                           (1,627)             (3,620)
 Retained earnings                                                                              21,160              29,733
                                                                                         --------------     ---------------
           Total stockholders' equity                                                          106,531             126,893
                                                                                         --------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $364,318            $426,821
                                                                                         ==============     ===============


See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            1997             1998            1999
REVENUES:
  Product sales                                                           $201,191         $184,828        $220,051
  Other                                                                      2,456              313             399
                                                                        --------------   -------------   -------------
           Total revenues                                                  203,647          185,141         220,450
                                                                        --------------   -------------   -------------
COSTS AND EXPENSES:
  Cost of product sales                                                    123,654          125,713         143,105
  Research and development                                                  24,971           30,152          34,518
  Sales and marketing                                                       11,992           14,528          16,742
  General and administrative                                                 8,586            9,487          13,101
                                                                        --------------   -------------   -------------
           Total costs and expenses                                        169,203          179,880         207,466
                                                                        --------------   -------------   -------------

OPERATING INCOME                                                            34,444            5,261          12,984
                                                                        --------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Foreign currency exchange gain (loss) - net                                 (359)             692             643
  Interest and other income                                                  5,318            7,384           7,327
  Interest and other expense                                                (4,847)         (11,644)        (11,718)
                                                                        --------------   -------------   -------------
           Total other income (expense) - net                                  112           (3,568)         (3,748)
                                                                        --------------   -------------   -------------
INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND
MINORITY INTEREST                                                           34,556            1,693           9,236
                                                                        --------------   -------------   -------------

INCOME TAX (PROVISION) BENEFIT                                              (8,639)           1,250
MINORITY INTEREST                                                              141             (420)           (663)
                                                                        --------------   -------------   -------------

NET INCOME                                                                 $26,058           $2,523          $8,573
                                                                        ==============   =============   =============

EARNINGS PER SHARE:
  Basic:
    Earnings per share                                                       $0.92            $0.09           $0.31
                                                                        ==============   =============   =============
    Weighted average common shares outstanding                              28,212           28,226          27,907
                                                                        ==============   =============   =============
  Diluted:
    Earnings per share                                                       $0.86            $0.09           $0.29
                                                                        ==============   =============   =============
    Weighted average common and potential common shares
      outstanding                                                           30,267           29,566          29,640
                                                                        ==============   =============   =============


See Notes to Consolidated Financial Statements.

CYMER, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

(IN THOUSANDS)
                                                                                                              ACCUMULATED
                                                               COMMON STOCK                                      OTHER
                                                           ---------------------   PAID-IN     TREASURY      COMPREHENSIVE
                                                            SHARES     AMOUNT      CAPITAL       STOCK           LOSS
                                                           ---------  ----------  -----------  ----------   ----------------
BALANCE, JANUARY 1, 1997                                     27,560         $28     $106,658                          ($445)

   Exercise of common stock options and warrants              1,045           1          473
   Issuance of employee stock purchase plan shares              119                      852
   Income tax benefit from stock options exercised                                     1,802
   Deferred issuance costs, secondary public offering                                   (418)
   Net income
   Other comprehensive income:
      Translation adjustment, net of tax                                                                             (1,858)
      Net unrealized gain on available-for-sale investments,
         net of tax                                                                                                      49

    Total comprehensive income
                                                           ---------  ----------  -----------  ----------   ----------------


BALANCE, DECEMBER 31, 1997                                   28,724          29      109,367                         (2,254)

   Exercise of common stock options and warrants                365                      638
   Issuance of employee stock purchase plan shares               85                    1,236
   Stock repurchase of treasury stock                        (2,000)         (2)                 (24,871)
   Income tax benefit from stock options exercised                                       601
   Net income
   Other comprehensive income:
      Translation adjustment, net of tax                                                                                441
      Net unrealized gain on available-for-sale investments,
         net of tax                                                                                                     186

    Total comprehensive income
                                                           ---------  ----------  -----------  ----------   ----------------



                                                                                                     TOTAL
                                                               RETAINED      STOCKHOLDERS'       COMPREHENSIVE
                                                               EARNINGS          EQUITY              INCOME
                                                            ---------------  ---------------   ------------------
BALANCE, JANUARY 1, 1997                                          ($7,421)          $98,820

   Exercise of common stock options and warrants                                        474
   Issuance of employee stock purchase plan shares                                      852
   Income tax benefit from stock options exercised                                    1,802
   Deferred issuance costs, secondary public offering                                  (418)
   Net income                                                       26,058           26,058               26,058
   Other comprehensive income:
      Translation adjustment, net of tax                                             (1,858)              (1,858)
      Net unrealized gain on available-for-sale investments,
         net of tax                                                                      49                   49
                                                                                               ------------------
    Total comprehensive income                                                                           $24,249
                                                            ---------------  ---------------   ==================

BALANCE, DECEMBER 31, 1997                                          18,637          125,779

   Exercise of common stock options and warrants                                        638
   Issuance of employee stock purchase plan shares                                    1,236
   Stock repurchase of treasury stock                                               (24,873)
   Income tax benefit from stock options exercised                                      601
   Net income                                                        2,523            2,523                2,523
   Other comprehensive income:
      Translation adjustment, net of tax                                                441                  441
      Net unrealized gain on available-for-sale investments,
         net of tax                                                                     186                  186
                                                                                               ------------------
    Total comprehensive income                                                                            $3,150
                                                            ---------------  ---------------   ==================



(IN THOUSANDS)
                                                                                                              ACCUMULATED
                                                               COMMON STOCK                                      OTHER
                                                           ---------------------   PAID-IN     TREASURY      COMPREHENSIVE
                                                            SHARES     AMOUNT      CAPITAL       STOCK           LOSS
                                                           ---------  ----------  -----------  ----------   ----------------
BALANCE, DECEMBER 31, 1998                                   27,174         $27     $111,842   ($24,871)           ($1,627)

   Exercise of common stock options and warrants              1,169           1        7,350
   Issuance of employee stock purchase plan shares               92                    1,183
   Income tax benefit from stock options exercised                                     5,248
   Net income
   Other comprehensive income:
      Translation adjustment, net of tax                                                                            (1,719)
      Net unrealized loss on available-for-sale investments,
         net of tax                                                                                                   (274)

    Total comprehensive income
                                                           ---------  ----------  -----------  ----------   ----------------

BALANCE, DECEMBER 31, 1999                                   28,435         $28     $125,623   ($24,871)           ($3,620)
                                                           =========  ==========  ===========  ==========   ================




                                                                                                     TOTAL
                                                               RETAINED      STOCKHOLDERS'       COMPREHENSIVE
                                                               EARNINGS          EQUITY              INCOME
                                                            ---------------  ---------------   ----------------

BALANCE, DECEMBER 31, 1998                                          $21,160         $106,531

   Exercise of common stock options and warrants                                       7,351
   Issuance of employee stock purchase plan shares                                     1,183
   Income tax benefit from stock options exercised                                     5,248
   Net income                                                         8,573            8,573             $8,573
   Other comprehensive income:
      Translation adjustment, net of tax                                              (1,719)            (1,719)
      Net unrealized gain on available-for-sale investments,
         net of tax                                                                     (274)              (274)
                                                                                                ----------------
    Total comprehensive income                                                                           $6,580
                                                             --------------   ---------------   ================
                                                                    $29,733         $126,893
BALANCE, DECEMBER 31, 1999                                   ==============   ===============



See Notes to Consolidated Financial Statements.                      (concluded)

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                            1997              1998              1999
OPERATING ACTIVITIES:
  Net income                                                                 $26,058             $2,523            $8,573
  Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
      Depreciation and amortization                                            7,606             16,001            18,463
      Minority interest                                                         (141)               420               663
      Deferred income taxes                                                  (11,295)            (1,683)           (2,899)
      Loss on disposal of property                                                                  436               411
      Change in assets and liabilities:
        Accounts receivable                                                  (43,467)            12,865           (14,446)
        Foreign exchange contracts receivable                                (24,819)            12,022             2,601
        Inventories                                                          (32,288)            (2,110)              636
        Prepaid expenses and other assets                                     (1,029)              (331)              616
        Accounts payable                                                       15,684           (12,815)           11,890
        Accrued and other liabilities                                          18,602             5,344            19,044
        Foreign exchange contracts payable                                     21,397            (5,664)           (3,014)
        Income taxes payable                                                    6,166            (3,789)            4,234
        Other                                                                     194
                                                                      ----------------  ----------------  ----------------
           Net cash provided by (used for) operating activities               (17,332)           23,219            46,772
                                                                      ----------------  ----------------  ----------------

INVESTING ACTIVITIES:
  Acquisition of property                                                     (42,209)          (19,621)          (22,195)
  Disposal of property                                                            147
  Purchases of investments                                                   (140,939)          (74,604)         (126,980)
  Proceeds from sold or matured investments                                    29,370            88,571           118,228
                                                                      ----------------  ----------------  ----------------
           Net cash used for investing activities                            (153,631)           (5,654)          (30,947)
                                                                      ----------------  ----------------  ----------------

FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving loan and
    security agreements                                                        (1,750)            10,083            4,938
  Proceeds from issuance of convertible subordinated notes                    172,500
  Debt issue costs                                                             (5,228)
  Proceeds from issuance of common stock                                        2,125              1,874            8,534
  Purchase of treasury stock                                                                     (24,871)
  Payments on capital lease obligations                                          (395)              (579)            (586)
                                                                      ----------------  ----------------  ----------------
           Net cash provided by (used for) financing activities               167,252            (13,493)          12,886
                                                                      ----------------  ----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                209             (2,845)          (6,076)
                                                                      ----------------  ----------------  ----------------


                                                                     (continued)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                            1997              1998              1999
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 (3,502)            1,227               22,635

CASH AND CASH EQUIVALENTS AT BEGINNING  OF
   YEAR                                                                        55,405            51,903               53,130
                                                                      ----------------  ----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $51,903           $53,130              $75,765
                                                                      ================  ================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                                                  $671            $6,617               $6,744
                                                                      ================  ================    =================
  Income taxes paid                                                           $11,991            $4,205               $2,368
                                                                      ================  ================    =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  Capital lease obligations incurred for furniture and equipment               $1,950              $102
                                                                      ================  ================



See Notes to Consolidated Financial Statements.
                                                                     (concluded)

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      RECENT ACCOUNTING PRONOUNCEMENTS - During June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT 133. The Statement defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will become effective for Cymer beginning January 1, 2001. Management has not yet assessed the effect of this standard on Cymer's current reporting and disclosures.

      CASH EQUIVALENTS - Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less.

      INVESTMENTS - Cymer's investments are composed primarily of government and corporate fixed income securities and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried at fair value. Net unrealized holding gains were $235,000 at December 31, 1998 and net unrealized holding losses were $230,000 at December 31, 1999. These net unrealized holding gains (losses), net of taxes, are included in stockholders' equity as accumulated other comprehensive income (loss). See Note 3.

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

      IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under the provisions of SFAS No. 121, impairment losses are recognized when expected future nondiscounted cash flows are less than the assets' carrying values. No such losses occurred in 1997, 1998, or 1999.

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

         Investments - Investments consist primarily of government and corporate fixed income securities and commercial paper (see "Investments" above in Note 1 and Note 3). Such assets are carried at fair value which is based on quoted market prices for such securities.

         Foreign Exchange Contracts - The fair value of foreign exchange contracts is determined using the quoted exchange rate (see "Foreign Exchange Contracts" below in Note 1).

         Convertible Subordinated Notes - Convertible Subordinated Notes are recorded at face value of $172.5 million (see Note 5). The fair value of such debt, based on quoted market prices at December 31, 1998 and 1999 was $134.9 milion and $205.1 million, respectively.

      COMPREHENSIVE INCOME - Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by Cymer as a component of stockholders' equity

      REVENUE RECOGNITION - Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Product sales include sales of lasers, replacement parts, and product service contracts. Other revenue primarily represents revenue earned from funded development activities and license fees. Such revenue is recognized on a basis consistent with the performance requirement of the agreements. Payments received in advance of performance are recorded as deferred revenue. Long-term contracts are accounted for on the percentage-of-completion method based upon the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete.

      Research and development revenues totaled $2,456,000, $313,000 and $399,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      WARRANTY EXPENSE - Cymer generally warrants its products against defects for the earlier of 17 to 25 months from the date of shipment or 12 months after acceptance by the end-user. Cymer accrues a provision for warranty expense for all products sold which is included in cost of product sales in the consolidated statements of income. The amount of the provision is based on actual historical expenses incurred and estimated probable future expenses related to current sales. Warranty costs incurred are charged against the provision.

      STOCK-BASED COMPENSATION - Cymer has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Cymer's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures required under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, have been provided. See Note 6.

      FOREIGN CURRENCY TRANSLATION - Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

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

      Cymer recognized net gains from the above foreign currency exchange contracts of $5,758,000 and $4,547,000 for the years ended December 31, 1997 and 1998, respectively, and a net loss of $2,991,000 for the year ended December 31, 1999.

      The face amount of the underlying contracts was $88,339,000, $83,006,000 and $54,123,000 at December 31, 1997, 1998 and 1999, respectively. Cymer had outstanding forward foreign exchange contracts at December 31, 1999 to buy $56.0 million for 6.0 billion yen under foreign currency exchange facilities with banks in Japan and the United States (see Note 4). The total unrecorded deferred loss and premium on these contracts as of December 31, 1999 was approximately $1.3 million and $919,000, respectively. Such contracts expire on various dates through October 2000.

      CONCENTRATION OF CREDIT RISK - Cymer invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to Cymer's corporate investment policy and prevailing market conditions. Cymer has not experienced any material losses on its cash and investment accounts. Cymer has a small number of significant customers and maintains a reserve for potential credit losses and such losses, to date, have been minimal (see "Major Customers and Related Parties").

      MAJOR CUSTOMERS AND RELATED PARTIES - Revenues from major customers are detailed as follows:


                                          YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                   1997              1998              1999
     CUSTOMER                                   (IN THOUSANDS)
     A                             $80,156           $57,900           $53,201
     B                              51,480            36,916            38,200
     C                              49,441            67,729            72,828
     D                              11,697            10,833            11,794


      Receivables from these customers totaled $42,320,000 and $47,682,000 at December 31, 1998 and 1999, respectively.

      Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 65%, 48% and 37% of revenues for the years ended December 31, 1997, 1998 and 1999, respectively. Revenues from a customer in The Netherlands accounted for 24%, 37% and 33% of revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

      Revenues from stockholders totaled $131,636,000, $94,816,000 and $91,401,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      EARNINGS PER SHARE - Earnings per share ("EPS") have been computed in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15, EARNINGS PER SHARE. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. Basic and diluted EPS were calculated as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                               1997               1998              1999
                                                                         (IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNTS)
      Net income                                                $26,058             $2,523            $8,573
                                                            ============      =============      ============

      Basic earnings per share                                    $0.92              $0.09             $0.31
                                                            ============      =============      ============
      Basic weighted average common shares outstanding
                                                                 28,212             28,226            27,907

      Effect of dilutive securities:
        Warrants                                                    121                111                36
        Options                                                   1,934              1,229             1,697
                                                            ------------      -------------      ------------
      Diluted weighted average common and potential
         common shares outstanding                               30,267             29,566            29,640
                                                            ============      =============      ============
      Diluted earnings per share                                  $0.86              $0.09             $0.29
                                                            ============      =============      ============



      Weighted average options to purchase 412,000, 2,364,000 and 168,000 shares of common stock, which expire at various dates through 2009 were outstanding for the years ended December 31, 1997, 1998 and 1999, respectively, and were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market prices of the common shares. In addition, for the years ended December 31, 1997, 1998 and 1999, potential common shares attributable to Convertible Subordinated Notes of 1,529,000, 3,670,213, and 3,670,213, and related interest expense of $4,249,000, $9,732,000 and $9,732,000, respectively, were not included in the diluted earnings per share computation as they were also anti-dilutive.

      STOCK SPLIT - On August 7, 1997, Cymer declared a 2-for-1 stock split of its common stock effective August 21, 1997. The par value of the common stock of $.001 per share remained unchanged. All common share amounts and earnings per share for all periods presented have been adjusted to give effect to this stock split.

      RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.


                                                                                             DECEMBER 31,
                                                                                   ----------------------------------
        2.  BALANCE SHEET DETAILS                                                      1998                1999
                                                                                            (IN THOUSANDS)
        ACCOUNTS RECEIVABLE:
          Trade                                                                          $49,052             $67,399
          Other                                                                            2,629               2,579
                                                                                   --------------      --------------
                                                                                          51,681              69,978
          Less allowance for doubtful accounts                                              (772)               (727)
                                                                                   ==============      ==============
          Total                                                                          $50,909             $69,251
                                                                                   ==============      ==============

        INVENTORIES:
          Raw materials                                                                  $29,063             $16,199
          Work-in-progress                                                                14,091              18,661
          Finished goods                                                                  17,332              28,849
                                                                                   --------------      --------------
                                                                                          60,486              63,709
          Reserve for excess and obsolete                                                 (9,700)            (12,300)
                                                                                   ==============      ==============
          Total                                                                          $50,786             $51,409
                                                                                   ==============      ==============

        PROPERTY - at cost:
          Furniture and equipment                                                        $38,465             $46,069
          Capitalized lasers                                                              15,960              19,558
          Leasehold improvements                                                          21,695              24,121
          Land                                                                                                 4,123
          Construction in process                                                          3,309               7,657
                                                                                   --------------      --------------
                                                                                          79,429             101,528
          Less accumulated depreciation and amortization                                 (27,492)            (44,607)
                                                                                   ==============      ==============
          Total                                                                          $51,937             $56,921
                                                                                   ==============      ==============

        ACCRUED AND OTHER LIABILITIES:
          Warranty and installation reserves                                             $19,000             $24,600
          Payroll and payroll related                                                      3,622              11,952
          Interest                                                                         7,651              11,371
          Other                                                                            2,931               4,369
                                                                                   ==============      ==============
          Total                                                                          $33,204             $52,292
                                                                                   ==============      ==============


3.    INVESTMENTS

         Investments consist of the following:


                                                                                   DECEMBER 31,
                                                                      ------------------------------------
                                                                           1998                1999
                                                                                  (IN THOUSANDS)
          Short-term:
             Municipal Bonds                                                 $50,053              $25,091
             Corporate Bonds                                                  21,143               23,204
             Commercial Paper                                                  7,863               28,005
             U.S. Government Agencies                                          4,999               19,464
             Other                                                             1,500                1,800
                                                                      ---------------     ----------------

             Total                                                           $85,558              $97,564
                                                                      ===============     ================

          Long-term:
             Municipal Bonds                                                 $16,426              $14,900
             Corporate Bonds                                                   7,054                4,860
                                                                      ---------------     ----------------

             Total                                                           $23,480              $19,760
                                                                      ===============     ================


      Investments are recorded at fair value. Short-term investments mature within one year and long-term investments mature in one year to 18 months. See also "Investments" in Note 1.


4.    CREDIT FACILITIES

      REVOLVING LOAN AGREEMENTS - During 1998 and 1999, respectively, Cymer maintained a Loan Agreement (the "Agreement") which provided for an unsecured optional currency revolving loan facility with two banks to provide for combined borrowings of up to a maximum of $25 million in 1998 and $30 million in 1999. Under the Agreement, interest accrues on outstanding borrowings at TIBOR plus 1.40% in 1998 and at TIBOR plus 2.00% in 1999. As of December 31, 1998 and 1999, there was $11.6 million and $18.4 million outstanding under this Agreement, at interest rates of 2.13% and 2.11%, respectively.

      The Agreement requires Cymer to maintain compliance with certain financial statement and other covenants, including tangible net worth, quick ratio and profitability requirements. As of December 31, 1999 Cymer was in compliance with all such covenants.

      FOREIGN EXCHANGE FACILITIES - Cymer has foreign exchange facilities with a bank in Japan and a bank in the United States. The first facility with a bank in Japan provided up to 14.3 billion yen in 1998 to be utilized for forward contracts for periods of up to one year. As of December 31, 1998,
      1.1 billion yen ($8.9 million) was being utilized under the foreign exchange facility (see "Foreign Exchange Contracts" in Note 1). This facility was discontinued in 1999.

      The foreign exchange facility with the United States bank provides up to $100 million in 1998 and up to $57.5 million in 1999 to be utilized for spot and future foreign exchange contracts for periods of up to one year. $24.3 million and $56.0 million was being utilized under the foreign exchange facility as of December 31, 1998 and 1999, respectively. This facility is part of the Revolving Loan Agreements discussed above and is subject to the same covenants.

5.    CONVERTIBLE SUBORDINATED NOTES


      In the third quarter of 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes (the "Notes") due August 6, 2004 with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the Notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. As of December 31, 1998 and 1999, $172.5 million in Convertible Subordinated Notes was outstanding.

6.    STOCKHOLDERS' EQUITY

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

      COMMON STOCK WARRANTS - At December 31, 1999, Cymer had warrants outstanding to purchase 44,000 shares of its common stock at a weighted average purchase price of $1.58 per share. The warrants expire in 2000 and 2001.

      STOCK OPTION AND PURCHASE PLANS - Cymer has three plans as follows:


                                                                COMMON SHARES
                                                                DESIGNATED FOR
                                                                   ISSUANCE
 (i)    1987 Stock Plan                                          3,000,000
 (ii)   1996 Stock Option Plan                                   5,500,000
 (iii)  1996 Employee Stock Purchase Plan                          500,000
                                                            ---------------------

           Total                                                 9,000,000
                                                            =====================



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

      (ii) 1996 STOCK OPTION PLAN (THE "1996 STOCK PLAN") - The 1996 Stock Plan provides for the grant of incentive stock options within the meaning of
      Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of Cymer. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option. The exercise price of incentive stock options granted under the 1996 Stock Plan must be at least equal to the fair market value of Cymer's common stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of Cymer's common stock on the date of grant. Options issued under the 1996 Stock Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant. This plan was amended in 1998 by the shareholders to increase the plan shares issuable from 3,000,000 to 4,250,000, and again in 1999 to increase the shares issuable to 5,500,000.

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

      Stock option transactions are summarized as follows (in thousands, except per share data):


                                                                                    WEIGHTED AVERAGE
                                                                   NUMBER OF         EXERCISE PRICE
                                                                    SHARES              PER SHARE
        Outstanding, January 1, 1997                                 3,034               $  3.48
          Granted                                                    1,838               $ 27.20
          Exercised                                                   (608)              $  0.78
          Terminated                                                  (217)              $  8.93
                                                                ------------

        Outstanding,  December 31, 1997                              4,047               $ 14.39
          Granted                                                    1,731               $ 20.31
          Exercised                                                   (359)              $  1.74
          Terminated                                                (1,351)              $ 25.90
                                                                ------------

        Outstanding, December 31, 1998                               4,068               $ 14.21
          Granted                                                    2,006               $ 27.95
          Exercised                                                 (1,089)              $  6.74
          Terminated                                                  (216)              $ 18.95
                                                                ------------

        Outstanding, December 31, 1999                               4,769               $ 21.47
                                                                ============

        Exercisable, December 31, 1997                                 846               $  3.73
                                                                ============
        Exercisable, December 31, 1998                               1,447               $  8.26
                                                                ============
        Exercisable, December 31, 1999                               1,665               $ 14.93
                                                                ============


      Cymer applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock option and stock purchase plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plan, as the options are granted at the fair market value of Cymer's common stock on the date of grant.

      The following table summarizes the impact had compensation cost been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123:


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------
                                                           1997                  1998                 1999
                                                     ------------------   --------------------   ----------------
      Impact on net income                              ($7,600,000)         ($15,228,000)        ($18,246,000)

      Impact on earnings per share:
         basic                                            ($0.27)               ($0.54)              ($0.65)
         diluted                                          ($0.25)               ($0.52)              ($0.62)

      Estimated weighted average fair market value
         of options granted or shares purchased
         using the Black-Scholes pricing model:
             Options                                       $17.36               $11.57                $21.71
             ESPP                                                                $9.00                 $5.71

      Weighted average assumptions:
           dividend yield                                  None                  None                  None
           volatility rate                                  88%                   85%                   80%
           risk free interest rates                   5.37% to 6.83%        4.07% to 5.66%        4.56% to 6.27%
           assumed forfeiture rate                          5%                    5 %                   5%
           expected life - Options                        5 years               5 years               7 years
                                  ESPP                      N/A                .5 years              .5 years



      The following table summarizes information as of December 31, 1999 concerning currently outstanding and exercisable options:


                            OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
--------------------------------------------------------------------------------        ---------------------------------
                                             WEIGHTED AVERAGE        WEIGHTED                                WEIGHTED
     RANGE OF               NUMBER              REMAINING            AVERAGE              NUMBER             AVERAGE
 EXERCISE PRICES         OUTSTANDING         CONTRACTUAL LIFE     EXERCISE PRICE        EXERCISABLE       EXERCISE PRICE
                                                 (YEARS)
   $0.25 - $2.50               448,405              .81                 $ 1.92                415,856         $ 1.87
  $3.00 - $19.34               893,121             6.85                 $14.32                406,852         $12.48
 $20.00 - $21.03             1,675,269             7.65                 $20.70                446,922         $20.65
 $21.84 - $27.38               838,461             7.43                 $23.23                342,834         $23.31
 $33.75 - $34.94               176,321             8.69                 $33.84                 52,882         $33.75
 $35.69 - $45.88               737,205             9.85                 $38.80
                        ---------------    --------------------- -----------------    ----------------    ---------------
                             4,768,782             6.94                 $21.47              1,665,346         $14.93


COMMON SHARES RESERVED - As of December 31, 1999, Cymer had reserved the following number of shares of common stock for issuance (in thousands):


          Issuance under stock option and purchase plans                          1,030
          Exercise of common stock purchase warrants                                 44
                                                                           -------------
             Total                                                                1,074
                                                                           =============



TREASURY STOCK - On January 28, 1998, Cymer's Board of Directors authorized Cymer to repurchase up to $50.0 million of Cymer's common stock from time to time on the open market or in privately negotiated transactions. During 1998, Cymer repurchased 2,000,000 shares at a cost of $24.9 million.
No shares were repurchased during 1999.

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


7.    INCOME TAXES

      The components of the provision for income taxes are summarized as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                           1997               1998              1999
                                                                         (IN THOUSANDS)
            Current income taxes:
              Federal                                        $16,174              ($751)           $4,961
              State                                            1,127                 10               829
              Foreign                                          2,700              1,213             2,404
                                                       --------------     --------------    --------------

            Total                                             20,001                472             8,194
                                                       --------------     --------------    --------------

            Deferred income taxes:
              Federal                                         (5,103)            (2,029)           (5,979)
              State                                             (360)              (552)           (2,199)
              Foreign                                           (611)               859               (16)
                                                       --------------     --------------    --------------

            Total                                             (6,074)            (1,722)           (8,194)

            Reduction in valuation allowance                  (5,288)
                                                       --------------     --------------    --------------
            Income tax provision (benefit)                    $8,639            ($1,250)       $        -
                                                       ==============     ==============    ==============


      The income tax provision (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense (benefit). The items causing this difference for the period are as follows:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1997            1998            1999
                                                                                    (IN THOUSANDS)
        Provision at statutory rate                                      $12,095            $592          $3,233
        Foreign provision in excess of Federal statutory rate              1,659           2,504             932
        State income taxes, net of Federal benefit                           484            (152)           (891)
        Foreign sales corporation benefit, net of Federal tax               (449)         (3,270)           (709)
        Federal tax credits                                                 (587)           (499)         (2,389)
        Japanese imported product credits                                   (622)
        Tax exempt interest, net of disallowed expenses                                     (563)            (66)
        Miscellaneous/other items                                            968             138            (110)
        Reduction in valuation allowance                                  (4,909)
                                                                      -----------     -----------     -----------

        Provision (benefit) at effective tax rate                         $8,639         ($1,250)           $  -
                                                                      ===========     ===========     ===========


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cymer's net deferred tax assets are as follows:


                                                                                    DECEMBER 31,
                                                                         ------------------------------------
                                                                               1998                 1999
                                                                                    (IN THOUSANDS)
        Reserves and accruals not currently deductible                           $12,699            $17,496
        Accrued Japanese enterprise tax                                              296                386
        State taxes                                                                 (756)             (1,526)
        Tax credit carryforwards                                                   1,577               4,393
        Difference between book and tax basis of
           inventory and fixed assets                                                (91)              1,371
        Tax effect of foreign currency translation
         adjustments                                                                 945               2,205
        Other                                                                        687                 597
                                                                         -----------------     ---------------
        Net deferred tax assets                                                   15,357              24,922
        Less: current portion                                                    (12,824)            (16,360)
                                                                         -----------------     ---------------
        Net non-current deferred tax assets                                       $2,533              $8,562
                                                                         =================     ===============


      Cymer eliminated its valuation allowance in 1997 due to management's belief that current year activity made realization of such benefit more likely than not.


8.    COMMITMENTS AND CONTINGENCIES

      LEASES - Cymer leases its primary facilities under non-cancelable operating leases. The lease terms are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms. Cymer also leases certain other facilities and equipment under capital and short-term operating lease agreements. The capital leases expire on various dates through 2003.

      Under the terms of an operating lease for an office building entered into in December 1996, Cymer had deposited approximately $2,224,000 in an escrow account in lieu of a security deposit for the premises. During 1999 the requirement to hold the deposit in escrow terminated and the funds were released to the general cash account.

      Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $2,863,000, $4,043,000 and $4,752,000 for the years ended December 31, 1997, 1998 and
      1999, respectively.

      The net book value of assets under capital leases at December 31, 1998 and 1999 was approximately $1,651,000 and $1,108,000, net of accumulated depreciation of approximately $915,000 and $1,457,000, respectively.

      Total future minimum lease commitments under operating and capital leases are as follows (in thousands):


      YEAR ENDING DECEMBER 31,                                             OPERATING                  CAPITAL
      2000                                                                    $2,959                     $731
      2001                                                                     3,004                      383
      2002                                                                     2,892                       27
      2003                                                                     2,724                        7
      2004                                                                     2,797
      Thereafter                                                              15,235
                                                                     ----------------         ----------------

      Total                                                                  $29,611                    1,148
                                                                     ================

      Less amount representing interest                                                                   204
                                                                                              ----------------

      Present value of minimum lease payments                                                             944
      Less current portion                                                                                495
                                                                                              ----------------

      Long term obligations under capital leases                                                         $449
                                                                                              ================


      PATENT LICENSE AGREEMENT - Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented laser technology. Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained. Royalty fees totaled $49,000, $100,000 and $100,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      EMPLOYEE SAVINGS PLAN - Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits. The Plan is available to substantially all full-time United States employees. Effective January 1, 1997, Cymer matched 100% of each eligible employee's contributions, up to $500 per year. Cymer contributed $187,000, $221,000, and $199,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

      RETIREMENT PLAN - During 1996, Cymer Japan adopted a retirement benefit plan for all Cymer Japan employees and Japanese directors. The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law. In December 1998, Cymer Japan adopted a Retirement Allowance and Pension Plan accounted for using the book reserve method. Expense under these plans totaled $172,000, $379,000, and $298,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      CONTINGENCY - Cymer's Japanese manufacturing partner has been notified that its manufacture of Cymer's laser systems in Japan may infringe a Japanese patent held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of counsel, that Cymer's products do not infringe any valid claim of the asserted patent.


9.    CLASS ACTION LAWSUITS

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


10.   RELATED PARTY TRANSACTIONS

      COLLABORATIVE ARRANGEMENT - Cymer has a collaborative arrangement with a Japanese company that was also a stockholder of Cymer. The arrangement, entered into in August 1992, includes a (i) stock purchase agreement, (ii) research and development agreement, (iii) product license agreement, and
      (iv) contract manufacturing agreement. The general provisions of these agreements are as follows:

            STOCK PURCHASE AGREEMENT - The stockholder purchased 470,590 shares of Cymer's Series D Redeemable Convertible Preferred Stock at $4.25 per share with net proceeds to Cymer of $1,909,000. Such stock was converted to common stock in 1996 and was sold in 1999.

            PRODUCT LICENSE AGREEMENT - Cymer granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of Cymer's products and subsequent enhancements thereto. Cymer also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties. In exchange for these rights, Cymer received up-front license fees and is also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. The license agreement also provides that product sales between Cymer and the stockholder will be at a 15% discount from the respective companies' list price. The agreement terminates in August 2012. There was no activity under this agreement in 1997, 1998 and 1999.

            CONTRACT MANUFACTURING AGREEMENT - The stockholder has agreed to manufacture for Cymer another of its products. Cymer will be required to purchase a specified percentage of its total annual product, as defined, from the stockholder. The agreement expires in August 2001, and will automatically renew for two-year terms unless one year's notice is given by either party. Cymer made $14.1 million, $13.9 million and $10.9 million in purchases under this agreement in 1997, 1998 and 1999, respectively.

      SERVICE AGREEMENT - Cymer has a service agreement with another Japanese company who was also a stockholder of Cymer. The general provisions of the service agreement are as follows:

            SALES AND MARKETING - The Japanese company is to assist Cymer in establishing sales, marketing, manufacturing, and maintenance capabilities in exchange for consideration equal to a percentage of net sales of certain products in Japan. The agreement initially expired in March 1996 and automatically extended until the total consideration paid under the agreement aggregated $2,000,000. Under certain conditions, if the agreement is terminated, Cymer may be required to pay liquidated damages equal to $2,000,000 less the aggregate of previous consideration plus other eligible consideration paid to the Japanese company as defined in the agreement. Consideration expensed under the agreement for the year ended December 31, 1997 totaled $150,000. The aggregate $2,000,000 consideration was met in January, 1997.

            ROYALTIES - Cymer has also agreed to pay the Japanese company additional royalties on net sales of certain products manufactured by the third party contractor as well as a fee for each laser chamber refurbished by the third party contractor. Such royalties are applicable only for the period subsequent to the expiration of the original agreement and shall continue as long as products are manufactured by the third party contractor. Consideration expensed under the agreement for the years ended December 31, 1997, 1998, and 1999 was $252,000, $293,000, and $308,000 respectively.


11.   SEGMENT INFORMATION

      Cymer designs, manufactures and sells excimer laser systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors with critical features sizes. In accordance with SFAS No. 131, Cymer currently considers its business to consist of one reportable operating segment.

      GEOGRAPHIC INFORMATION

      Presented below is information regarding sales, income from operations, and identifiable assets, classified by operations located in the United States, Japan, Korea, Taiwan, Singapore and The Netherlands. Cymer sells its excimer lasers in Japan through Cymer Japan. Intercompany sales to the subsidiaries are primarily priced between 85% to 90% of the price of products sold to outside customers. All significant intercompany balances are eliminated in consolidation. The majority of consolidated costs and expenses are incurred in the United States and are reflected in the operating loss from the United States operations.


                                                                          YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                              1997                 1998                 1999
  Sales from:
     United States                                               $75,432             $93,144             $125,297
     Japan                                                       128,075              88,571               81,445
     Korea, Taiwan, Singapore, and Netherlands                       140               3,426               13,708
                                                         ----------------    -----------------    -----------------

          Total                                                 $203,647            $185,141             $220,450
                                                         ================    =================    =================



                                                                          YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                              1997                 1998                 1999
  Operating income (loss) :
     United States                                             ($30,186)            ($44,117)            ($30,958)
     Japan                                                       65,786               47,359               36,068
     Korea, Taiwan, Singapore, and Netherlands                   (1,156)               2,019                7,874
                                                         ----------------    -----------------    -----------------

          Total                                                  $34,444               $5,261             $12,984
                                                         ================    =================    =================

  Identifiable assets:
     United States                                             $310,019            $287,871             $334,192
     Japan                                                       72,427              67,792               76,235
     Korea, Taiwan, Singapore, and Netherlands                    3,673               8,655               16,394
                                                         ----------------    -----------------    -----------------

          Total                                                $386,119            $364,318             $426,821
                                                         ================    =================    =================



12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                      QUARTERLY RESULTS OF OPERATIONS
                                                  (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31, 1998
                                           -------------------------------------------------------
                                               1ST           2ND           3RD           4TH
Revenues                                        $49,679       $53,022       $44,448      $37,992

Gross profit                                    $18,998       $18,792       $15,557       $5,768

Operating income (loss)                          $4,854        $3,991        $3,090      ($6,674)

Net income (loss)                                $2,703        $1,689        $1,453      ($3,322)

Basic earnings (loss) per share                   $0.09         $0.06         $0.05       ($0.12)

Diluted earnings (loss) per share                 $0.09         $0.06         $0.05       ($0.12)



                                                        YEAR ENDED DECEMBER 31, 1999
                                           -------------------------------------------------------
                                               1ST           2ND           3RD           4TH
Revenues                                        $40,092       $43,409       $58,934       $78,015

Gross profit                                    $11,707       $14,983       $22,031       $28,224

Operating income (loss)                         ($1,802)         $514        $4,714        $9,557

Net income (loss)                               ($2,298)      ($1,489)       $3,450        $8,910

Basic earnings (loss) per share                  ($0.08)       ($0.05)        $0.12         $0.31

Diluted earnings (loss) per share                ($0.08)       ($0.05)        $0.12         $0.29
