Form 10-Q
period 2000-03-31
CYMER INC
filed 2000-05-12
CIK 897067

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____    EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
         For the transition period from __________ to ____________

                        Commission file number 0-21321

                                  CYMER, INC.
            (Exact name of registrant as specified in its charter)

                   Nevada                                        33-0175463
(State or other jurisdiction of incorporation or             (I.R.S. Employer
       organization)                                         Identification No.)
16750 Via Del Campo Court, San Diego, CA
(Address of principal executive offices)                           92127
                                                                 (Zip Code)

Registrant's telephone number, including area code           (858) 385-7300

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 10, 2000 was 29,033,166.

                                  CYMER, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX


                                                                                             PAGE
PART I.        FINANCIAL INFORMATION

ITEM 1.        Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31,                                  3
                  1999 and March 31, 2000

               Consolidated Statements of Operations for the                                   4
                  three months ended March 31, 1999 and 2000

               Consolidated Statements of Cash Flows for the                                   5
                  three months ended March 31, 1999 and 2000

               Notes to Consolidated Financial Statements                                      7

ITEM 2.        Management's Discussion and Analysis of Financial                              10
                  Condition and Results of Operations

ITEM 3.        Quantitative and Qualitative Disclosures About                                 24
                   Market Risk

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                              26

ITEM 2.        Changes in Securities and Use of Proceeds                                      26

ITEM 3.        Defaults upon Senior Securities                                                26

ITEM 4.        Submission of Matters to a Vote of Security Holders                            26

ITEM 5.        Other Information                                                              26

ITEM 6.        Exhibits and Reports on Form 8-K                                               26

SIGNATURE PAGE                                                                                27


                         PART I. FINANCIAL INFORMATION


CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31,          MARCH 31,
                                                                           -------------        -----------
                                                                               1999                 2000
                                                                                                (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $  75,765           $  80,049
   Short-term investments                                                      97,564             104,016
   Accounts receivable - net                                                   69,251              70,190
   Foreign exchange contracts receivable                                       21,706              22,559
   Inventories                                                                 51,409              56,926
   Deferred income taxes                                                       16,360              16,358
   Prepaid expenses and other                                                   3,110               3,227
                                                                            ---------           ---------
          Total current assets                                                335,165             353,325

PROPERTY - net                                                                 56,921              64,352
LONG-TERM INVESTMENTS                                                          19,760              10,809
DEFERRED TAXES - NON-CURRENT                                                    8,562               7,716
OTHER ASSETS                                                                    6,413               6,647
                                                                            ---------           ---------
TOTAL ASSETS                                                                $ 426,821           $ 442,849
                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $  20,599           $  20,871
   Accrued and other liabilities                                               52,292              53,046
   Foreign exchange contracts payable                                          24,276              22,756
   Income taxes payable                                                         6,482               6,970
   Revolving loan                                                              18,395              18,241
                                                                            ---------           ---------
          Total current liabilities                                           122,044             121,884
                                                                            ---------           ---------

LONG-TERM LIABILITIES:
Convertible subordinated notes                                                172,500             172,335
Other liabilities                                                               3,271               3,253
MINORITY INTEREST                                                               2,113               1,645

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding
   Common stock - authorized 50,000,000 shares; $.001 par value,
     issued and outstanding 28,435,000 and 28,988,000 shares                       28                  29
   Paid-in capital                                                            125,623             131,070
   Treasury stock at cost (2,000,000 common shares)                           (24,871)            (24,871)
   Accumulated other comprehensive loss                                        (3,620)             (2,403)
   Retained earnings                                                           29,733              39,907
                                                                            ---------           ---------
          Total stockholders' equity                                          126,893             143,732
                                                                            ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 426,821           $ 442,849
                                                                            =========           =========


See notes to consolidated financial statements


CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------
                                                             FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ---------------------------
                                                               1999               2000
REVENUES:
   Product sales                                             $ 39,823           $ 80,532
   Other                                                          269                 85
                                                             --------           --------
          Total revenues                                       40,092             80,617
                                                             --------           --------

COSTS AND EXPENSES:
   Cost of product sales                                       28,116             46,151
   Research and development                                     7,452             10,764
   Sales and marketing                                          3,532              3,798
   General and administrative                                   2,794              4,574
                                                             --------           --------
          Total costs and expenses                             41,894             65,287
                                                             --------           --------

OPERATING INCOME (LOSS)                                        (1,802)            15,330
                                                             --------           --------

OTHER INCOME (EXPENSE):
   Foreign currency exchange loss - net                          (234)                18
   Interest and other income                                    1,771              2,388
   Interest and other expense                                  (2,769)            (2,909)
                                                             --------           --------

          Total other income (expense) - net                   (1,232)              (503)
                                                             --------           --------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)
   AND MINORITY INTEREST                                       (3,034)            14,827
                                                             --------           --------

INCOME TAX PROVISION (BENEFIT)                                   (758)             4,448
MINORITY INTEREST                                                 (22)              (205)
                                                             --------           --------

NET INCOME (LOSS)                                            $ (2,298)          $ 10,174
                                                             ========           ========

EARNINGS  PER SHARE:
Basic:
     Earnings (loss) per share                               $  (0.08)          $   0.35
                                                             ========           ========
     Weighted average common shares outstanding                27,385             28,711
                                                             ========           ========
Diluted:
     Earnings (loss) per share                               $  (0.08)          $   0.33
                                                             ========           ========
     Weighted average common and potential common
          shares outstanding                                   27,385             31,166
                                                             ========           ========


See notes to consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
------------------------------------------------------------------------------


                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ------------------------------
                                                                         1999               2000
OPERATING ACTIVITIES:
   Net income (loss)                                                   ($ 2,298)          $ 10,174
   Adjustments to reconcile net income (loss) to net cash
     used for operating activities:
     Depreciation and amortization                                        4,152              4,784
     Minority interest                                                       22                205
     Deferred income taxes                                                 (461)
     (Gain) loss on disposal of property                                    (51)                95
     Change in assets and liabilities:
       Accounts receivable                                               (6,226)            (1,656)
       Foreign exchange contracts receivable                                605               (995)
       Inventories                                                        1,936             (5,451)
       Prepaid expenses and other assets                                   (446)              (648)
       Accounts payable                                                    (590)                43
       Accrued and other liabilities                                      2,033              1,884
       Foreign exchange contracts payable                                (2,160)            (1,268)
       Income taxes payable                                                (510)              (234)
                                                                       --------           --------

          Net cash (used in) provided by operating activities            (3,994)             6,933
                                                                       --------           --------

INVESTING ACTIVITIES:
   Acquisition of property                                               (5,748)           (12,148)
   Purchases of investments                                             (40,872)           (50,555)
   Proceeds from sold or matured investments                             53,527             53,071
   Acquisition of minority interest                                                         (1,104)
                                                                       --------           --------

          Net cash provided by (used in) investing activities             6,907            (10,736)
                                                                       --------           --------

FINANCING ACTIVITIES:
   Net payments under revolving loan and security agreements              4,806
   Proceeds from issuance of common stock                                 2,287              5,283
   Payments on capital lease obligations                                   (144)              (143)
                                                                       --------           --------

          Net cash provided by financing activities                       6,949              5,140
                                                                       --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                          801              2,947
                                                                       --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                10,663              4,284
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                        53,130             75,765
                                                                       --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 63,793           $ 80,049
                                                                       ========           ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                               $3,192          $  3,284
                                                               ======          ========
   Income taxes paid                                           $  648          $  4,100
                                                               ======          ========

SUPPLEMENTAL DISCLOSURE OF  NON CASH FLOW ACTIVITIES:
   Conversion of debt to equity                                                $165,000
                                                               ======          ========


See notes to consolidated financial statements.

                                   CYMER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively "Cymer"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. (Cymer Japan), Cymer Singapore Pte Ltd. (Cymer Singapore), Cymer B.V. in the Netherlands (Cymer B.V.), and Cymer Southeast Asia, Inc., and its majority-owned subsidiary, Cymer Korea, Inc. (Cymer Korea). (Cymer SEA). Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer Southeast Asia, Inc. for $1,104,000. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

         UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1999. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.       EARNINGS PER SHARE

         EARNINGS PER SHARE - Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods have been computed in accordance with SFAS No. 128.


                                                    THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------
                                                     1999                 2000
                                                       (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)
Net income (loss)                                      ($ 2,298)          $ 10,174
                                                       ========           ========

Basic earnings (loss) per share                        ($  0.08)          $   0.35
                                                       ========           ========
Basic weighted average common shares
   outstanding                                           27,385             28,711

Effect of dilutive securities:
   Warrants                                                                     34
   Options                                                                   2,421
                                                       --------           --------
Diluted weighted average common and potential
   common shares outstanding                             27,385             31,166
                                                       ========           ========
Diluted earnings (loss) per share                      ($  0.08)          $   0.33
                                                       ========           ========


         Weighted average options and warrants to purchase 329,000 and 12,000 shares of common stock were outstanding for the three months ended March 31, 1999 and 2000, respectively, and were not included in the computation of earnings per share as their effect was anti-dilutive. In addition, for the three months ended March 31, 1999 and 2000, potential common shares attributable to Convertible Subordinated Notes of 3,670,213 and 3,666,703, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.


3.       BALANCE SHEET DETAILS


                                              DECEMBER 31,       MARCH 31,
                                                   1999           2000
                                               --------        -----------
                                                     (IN THOUSANDS)
INVENTORIES:
   Raw Materials                               $ 16,199           $ 14,630
   Work-in-progress                              18,661             24,078
   Finished goods                                28,849             29,218
                                               --------           --------
                                                 63,709             67,926
   Allowance for excess and obsolete            (12,300)           (11,000)
                                               --------           --------
   Total                                       $ 51,409           $ 56,926
                                               ========           ========

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation accruals          $ 24,600           $ 29,500
   Payroll and payroll related                   11,952              8,020
   Interest                                      11,371             10,751
   Other                                          4,369              4,775
                                               --------           --------
   Total                                       $ 52,292           $ 53,046
                                               ========           ========


4.       REPORTING COMPREHENSIVE INCOME

        The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. For Cymer, comprehensive income includes foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

         The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 1999 and March 31, 2000:


                                                                          Total unrealized
                                                                         gains (losses) on          Accumulated
                                                     Translation         available-for-sale            other
                                                     adjustment,            investments,           comprehensive
                                                      net of tax             net of tax            income (loss)
                                                   -----------------    ---------------------    ------------------
January 1, 1999            Balance                     ($1,862)          $   235                       ($1,627)
                           Period net change            (1,719)             (274)                       (1,993)
                                                       -------           -------                       -------
December 31, 1999          Balance                      (3,581)              (39)                       (3,620)
                           Period net change             1,206                11                         1,217
                                                       -------           -------                       -------
March 31, 2000             Balance                     ($2,375)          ($   28)                     ($2,403)
                                                       =======           =======                       =======


5.       CLASS ACTION LAWSUITS

         Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August 1999. On November 5, 1999 Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000 the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

6.       CONVERTIBLE SUBORDINATED NOTES

         In the first quarter of 2000, $165,000 of Cymer's subordinated notes were converted to 3,510 shares of common stock.


7.       CONTINGENCIES

         Cymer's Japanese manufacturing partner has been notified that its manufacture of Cymer's laser systems in Japan may infringe a Japanese patent held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of counsel, that Cymer's products do not infringe any valid claim of the asserted patent or that it is entitled to prior user rights in Japan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CYMER, INC. (TOGETHER WITH ITS WHOLLY-OWNED AND MAJORITY-OWNED SUBSIDIARIES COLLECTIVELY "CYMER") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 14 HEREOF. CYMER MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN CYMER'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. CYMER DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF CYMER.

RESULTS OF OPERATIONS

     The following table sets forth certain items in Cymer's statements of operations as a percentage of total revenues for the periods indicated:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                        1999             2000
Revenues:
   Product sales                                         99.3%            99.9%
   Other                                                   .7               .1
                                                        ------           ------
            Total revenues                              100.0%           100.0%

Cost and expenses:
   Cost of product sales                                 70.0             57.2
   Research and development                              18.6             13.4
   Sales and marketing                                    8.8              4.7
   General and administrative                             7.0              5.7
                                                        ------           ------
            Total costs and expenses                    104.4             81.0
                                                        ------           ------

Operating income (loss)                                  (4.4)            19.0
Other income (expense) - net                             (3.1)             (.6)
                                                        ------           ------

Income before income tax provision (benefit)
   and minority interest                                 (7.5)            18.4

Income tax provision (benefit)                           (1.9)             5.5
Minority interest                                         (.1)             (.3)
                                                        ------           ------

Net income (loss)                                        (5.7%)           12.6%
                                                        ------           ------

Gross margin on product sales                            29.4%            42.7%
                                                        ------           ------


THREE MONTHS ENDED MARCH 31, 1999 AND 2000

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

         Product sales increased 102% from $39.8 million in the three months ended March 31, 1999 to $80.5 million in the three months ended March 31, 2000, primarily due to increased sales of DUV photolithography laser systems. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, replacement parts and services has increased and has become a larger component of product sales. Funded development revenues decreased from $269,000 for the three months ended March 31, 1999 to $85,000 for the three months ended March 31, 2000, primarily due to the completion of various laser research projects sponsored by customers and SEMATECH in 2000 compared to the addition of various projects in 1999.

         Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 88%, 85% and 91% of Cymer's sales in 1998, 1999 and the first three months of 2000, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 48%, 37% and 43% of revenues from 1998, 1999 and the first three months of 2000, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

         COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

         Cost of product sales increased 64% from $28.1 million for the three months ended March 31, 1999 to $46.2 million for the three months ended March 31, 2000 due to the increase in sales volume. The gross margin on these sales increased from 29.4% for the three months ended March 31, 1999 to 42.7% for the same three month period in 2000. This increase was primarily due to increased product sales absorbing fixed manufacturing facility costs and reduced costs due to improved efficiencies in some manufacturing processes.

         Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized a net loss on such contracts of $951,000 for the three months ended March 31, 1999 compared to a gain of $746,000 for the three months ended March 31, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 44% from $7.5 million for the three months ended March 31, 1999 to $10.8 million for the three months ended March 31, 2000, due primarily to increased product development effort related to an increase in projected product introductions. Research and development expenses in 1999 consisted of costs associated with the initial development stages of the Orion or ELS-6000 laser system. During the first quarter of 2000, the increased expenses reflect the continued development efforts for the ELS-6000 laser system. As a percentage of total revenues, such expenses decreased from 18.6% to 13.4% in the respective periods due to substantially increased revenues.

         SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 8% from $3.5 million for the three months ended March 31, 1999 to $3.8 million for the three months ended March 31, 2000 due primarily to increased staffing expenses due to expanded operations in the areas of product marketing and sales administration. As a percentage of total revenues, such expenses decreased from 8.8% to 4.7% in the respective periods due to higher sales volumes.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 64% from $2.8 million in the three months ended March 31, 1999 to $4.6 million for the three months ended March 31, 2000, due to the continuing process quality development efforts, including the implementation of a new Enterprise Resource Planning ("ERP") system which is currently in process and the required general and administrative support activities. As a percentage of total revenues, such expenses decreased from 7% to 5.7% from period to period.

         OTHER INCOME (EXPENSE) - NET. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with the fluctuations in the value of the Japanese yen against the United States dollar. Net other expense decreased from $1.2 million for the three months ended March 31, 1999 to $503,000 for the three months ended March 31, 2000, primarily due to the increase in interest income associated with higher market yields in 2000 on the investment of increased cash balances. Foreign currency exchange losses totaled $234,000, interest income totaled $1.8 million and interest expense totaled $2.8 million for the three months ended March 31, 1999, compared to an exchange gain of $18,000, interest income of $2.4 million and $2.9 million in interest expense for the three months ended March 31, 2000.

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

         INCOME TAX PROVISION (BENEFIT). The tax benefit of $758,000 reported for the three months ended March 31, 1999 reflects an annual effective tax rate of 25%. The provision for income taxes for the three months ended March 31, 2000 of $4,448,000 reflects an annual effective tax rate of 30%. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

          Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated $167.3 million in net proceeds, and from bank borrowings, cash flow from operations and the proceeds from employee stock option exercises. As of March 31, 2000, Cymer had approximately $80.0 million in cash and cash equivalents, $104.0 million in short-term investments, $10.8 million in long-term investments, $231.4 million in working capital and $18.2 million in bank debt.

         Net cash used for operating activities was approximately $4.0 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, operating activities provided $6.9 million in cash. The reversal from cash use to cash provided was due primarily to Cymer's return to profitable operations. For the quarter ended March 31, 1999, a net loss of $2.3 million was recorded versus net income of $10.2 million for the quarter ended March 31, 2000. In addition, cash collections on accounts receivable for the three months ended March 31, 2000 were offset by increases in inventory due to the increase in revenues and bookings.

         Net cash provided by investing activities was approximately $6.9 million for the three months ended March 31, 1999 as compared to $10.7 million used in investing activities for the three months ended March 31, 2000. The net cash provided by investing activities during the first three months of 1999 primarily reflects property acquisitions to accommodate business expansion and focus, offset by the timing of short and long term investments maturing and being reinvested during the period. For the first three months of 2000, the cash used primarily reflects the continued investment in property acquisitions to accommodate the increased business activity, such as the construction of an additional facility at the San Diego, California location, as well as the implementation of a new ERP system. In addition, $1.1 million in cash was used for the acquisition of the minority shareholder interest in Cymer's Taiwan subsidiary.

         Net cash provided by financing activities was approximately $6.9 million and $5.1 million for the three months ended March 31, 1999 and 2000, respectively. The net cash provided by financing activities for the three months ended March 31, 1999 was primarily attributable to $4.8 million in bank borrowings in Japan and the receipt of $2.3 million upon the issuance of common stock due to the exercising of stock options by Cymer employees. For the period ended March 31, 2000, the cash provided was primarily attributable to the receipt of $5.3 million upon issuance of common stock due to employee stock option exercises.

         Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and overall industry conditions. Cymer believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business during 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard, as amended, will become effective for Cymer for the first quarter of 2001. Interim reporting for this standard will be required. Cymer has not yet assessed the effect of this standard on Cymer's current reporting and disclosures.

RISK FACTORS

LIKELY FLUCTUATIONS IN OPERATING RESULTS

         CERTAIN FACTORS CAUSING FLUCTUATIONS

         Cymer's operating results have in the past fluctuated and are likely in the future to fluctuate significantly. These fluctuations depend on a variety of factors which may include:

         - the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;
         - the rate at which semiconductor manufacturers take delivery of photolithography tools from Cymer's customers and rate at which those customers take delivery of lightsources from Cymer;
         - cyclicality in the market for semiconductor manufacturing equipment;
         -   the timing and size of orders from Cymer's small base of customers;
         - the ability of Cymer to manufacture, test and deliver laser systems in a timely and cost effective manner;
         -   the mix of laser models, replacement parts and service revenues;
         - the ability of Cymer's competitors to obtain orders from Cymer's customers;
         - the entry of new competitors into the market for DUV photolithography illumination sources;
         - the ability of Cymer to manage its costs as it supplies its products in higher volumes and multiple different models; and
         - Cymer's ability to effectively manage its exposure to foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by Cymer's Japanese subsidiary are denominated).

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

DEPENDENCE ON SEMICONDUCTOR INDUSTRY

          Cymer derives substantially all of its revenues from photolithography tool manufacturers. Photolithography tool manufacturers depend in turn on the demand for their products from semiconductor manufacturers. Semiconductor manufacturers depend on the demand from manufacturers of end-products or systems that use semiconductors. The semiconductor industry is highly cyclical and has historically experienced periodic and significant downturns. These downturns have often had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools. Cymer believes that downturns in the semiconductor manufacturing industry will periodically occur, resulting in periodic decreases in demand for semiconductor manufacturing equipment. In addition, Cymer believes that in a future downturn Cymer's need to continue investment in research and development, and to maintain extensive ongoing customer service and support capability, will constrain its ability to reduce expenses. Accordingly, downturns in the semiconductor industry would likely have a material adverse effect on Cymer's business, financial condition and results of operations.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

         A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Four large firms, ASM Lithography, Canon, Nikon and SVG Lithography (a subsidiary of Silicon Valley Group, Inc.), dominate the photolithography tool business. Collectively, they accounted for approximately 94%, 79% and 82% of Cymer's total revenues in 1998, 1999, and the three months ended March 31, 2000, respectively. Individually, sales to ASM Lithography, Canon, Nikon and SVG Lithography accounted for approximately 33%, 17%, 24% and 5%, respectively, of total revenues in 1999 and 33%, 16%, 32% and 1%, respectively, of total revenues for the three months ended March 31, 2000. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

NEED TO MANAGE A CHANGING BUSINESS

         In recent years, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. As of March 31, 2000, Cymer had

787 employees. Cymer has substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

         -   to continue close management of these areas, and
         - to improve its management, operational and financial systems, including
                -   accounting and other internal management systems,
                -   quality control,
                -   delivery,
                -   field service and customer support capabilities and,
                -   changing sales and marketing channels.

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

RISKS ASSOCIATED WITH IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SYSTEM

         Cymer is in the process of of implementing a new corporate wide enterprise resource planning ("ERP") system to replace its current ERP system. Cymer has scheduled implementation of the new ERP system and training of personnel to use the system to be completed during the year 2000.* The implementation of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties range from cost overruns, push-outs of implementation deadlines, process and operations gridlock, failure to execute operating plans, including inability to ship products for revenue, and abandonment of the effort altogether. Cymer must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. Any failure to effectively manage Cymer's efforts or process and operations designs would materially adversely affect Cymer's financial condition and results of operations.

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

In order to enhance and improve its products and develop new products, among other things, Cymer must work closely with its customers, particularly in the product development stage, to integrate its lasers with its customers' photolithography tools. Future technologies, such as EUV and scalpel processes, might render Cymer's excimer laser products obsolete. Further, Cymer might not be able to develop and introduce new products or enhancements to its existing products and processes in a timely or cost effective manner that satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect Cymer's business, financial condition and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         CYMER PATENTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of March 31, 2000, Cymer owned 73 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to May 2019. As of March 31, 2000, Cymer had also applied for 68 additional patents in the United States, 1 of which has been allowed. As of March 31, 2000, Cymer owned 45 foreign patents and had filed 215 patent applications pending in various foreign countries.

         Cymer's pending patent applications and any future applications might not be approved. Cymer's patents might not provide Cymer with competitive advantages. Third parties might challenge Cymer's patents. In addition, third parties' patents might have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993. Therefore, Cymer lost the right to seek foreign patent protection for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, any such patents issued to Cymer might not adequately protect Cymer's technology in a given foreign jurisdiction. Furthermore, third parties might independently develop similar products, duplicate Cymer's products or, to the extent patents are issued to Cymer, design around the patents issued to Cymer.

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

         PATENT INFRINGEMENT

         Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing their intellectual property rights. Conversely, Cymer has in the past notified, and may in the future notify, third parties that they may be infringing Cymer's intellectual property rights.

         Specifically, Cymer has engaged in discussions with one of its competitors, Komatsu, with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese patents that Komatsu asserts may be infringed by Cymer and Cymer's Japanese manufacturing partner, Seiko. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. Some of these oppositions have been dismissed by the Japanese Patent Office. Litigation might ensue with respect to the Komatsu Japanese patents. Also, Komatsu might assert infringement claims under additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

         Cymer has notified its competitors and others of Cymer's United States patent portfolio. Cymer has specifically asserted certain of its U.S. patents against Komatsu when informed that Komatsu lasers might be integrated into steppers intended for shipment into the U.S. Cymer and Komatsu are currently engaged in discussions with regard to each party's claims. Those discussions might not be successful and litigation could result. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office.

         Any patent litigation initiated by Cymer, or initiated by Cymer's competitors against Cymer, would, at a minimum, be costly. Litigation could also divert the efforts and attention of Cymer's management and technical personnel. Both could have a material adverse effect on Cymer's business, financial condition and results of operations. Furthermore, in the future other third parties might assert other infringement claims, and customers and end users of Cymer's products might assert other claims for indemnification resulting from infringement claims. Such assertions, if proven to be true, might materially adversely affect Cymer's business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party's intellectual property rights. However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

         SIGNIFICANT INTERNATIONAL TRADE

         Cymer derived approximately 88%, 85% and 91% of its revenues in 1998, 1999 and the three months ended March 31, 2000, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, Cymer:

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

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. Cymer is currently in the process of defending such an action (see - "Legal Matters"). Such litigation can result in substantial costs and a diversion of management's attention and resources.

LEGAL MATTERS

         Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999

  Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000 the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

         At March 31, 2000, Cymer had outstanding forward foreign exchange contracts to buy US$61.9 million for 6.5 billion yen under foreign currency exchange facilities with contract rates ranging from 100.37 yen to 112.95 yen per US$ and various expiration dates through April 2001.

INVESTMENT AND DEBT RISK

         Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes.* Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

         In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes due August 6, 2004, with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000.
Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the balance sheets. The fair value of such debt, based on quoted market prices at March 31, 2000 was $215.4 million. As of December 31, 1999, $172.5 million in Convertible Subordinated Notes was outstanding, as compared to $172.3 million outstanding as of March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

                           Cymer has been named as a defendant in several
                  putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999 Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000 the court granted defendant's motion to dismiss with leave to amend the complaints by the plaintiffs. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 2.           Changes in Securities and Use of Proceeds

                  None.

ITEM 3.           Defaults upon Senior Securities

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.           Other Information

                  None.

ITEM 6.           Exhibits And Reports On Form 8-K

                  (a) Exhibits

                  10.1.    Cymer Executive Deferred Compensation Plan, as
                               amended and restated

                  27.1     Financial Data Schedule (submitted for SEC use only)

                  (b)  Reports on Forms 8-K.

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CYMER, INC.
                                                   (Registrant)


Date:  May 11, 2000                       By:    /s/ WILLIAM A. ANGUS, III
                                                 -------------------------

                                                   William A. Angus, III
                                                   Sr. Vice President and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)