Form 10-Q
period 2000-06-30
CYMER INC
filed 2000-08-11
CIK 897067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

                                                        OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         OF 1934
         For the transition period from __________ to ____________

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

Yes   X           No
    -----            ----

The number of shares of Common Stock, with $0.001 par value, outstanding on August 7, 2000 was 29,186,042.

                                   CYMER, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                PAGE
PART I.        FINANCIAL INFORMATION

ITEM 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of December 31,
                  1999 and June 30, 2000                                                          3

               Consolidated Statements of Operations for the
                  three and six months ended June 30, 1999 and 2000                               4

               Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1999 and 2000                                         5

               Notes to Consolidated Financial Statements                                         7

ITEM 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10

ITEM 3.        Quantitative and Qualitative Disclosures About
                   Market Risk                                                                   26

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                                 27

ITEM 2.        Changes in Securities and Use of Proceeds                                         27

ITEM 3.        Defaults upon Senior Securities                                                   27

ITEM 4.        Submission of Matters to a Vote of Security Holders                               27

ITEM 5.        Other Information                                                                 28

ITEM 6.        Exhibits and Reports on Form 8-K                                                  28

SIGNATURE PAGE                                                                                   29

                          PART I. FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                                          ------------  ------------
                                                                                          DECEMBER 31,    JUNE 30,
                                                                                          ------------  ------------
ASSETS                                                                                        1999         2000
CURRENT ASSETS:
   Cash and cash equivalents                                                               $  75,765    $  92,887
   Short-term investments                                                                     97,564      105,430
   Accounts receivable - net                                                                  69,251       77,660
   Foreign exchange contracts receivable                                                      21,706       28,644
   Inventories                                                                                51,409       65,978
   Deferred income taxes                                                                      16,360       16,353
   Prepaid expenses and other                                                                  3,110        3,514
                                                                                          ------------  ------------
          Total current assets                                                               335,165      390,466

PROPERTY - net                                                                                56,921       72,234
LONG-TERM INVESTMENTS                                                                         19,760        3,508
DEFERRED TAXES - NON-CURRENT                                                                   8,562        7,508
OTHER ASSETS                                                                                   6,413        6,344
                                                                                          ------------  ------------

TOTAL ASSETS                                                                               $ 426,821    $ 480,060
                                                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $  20,599    $  22,365
   Accrued and other liabilities                                                              52,292       61,281
   Foreign exchange contracts payable                                                         24,276       28,285
   Income taxes payable                                                                        6,482       11,756
   Revolving loan                                                                             18,395       17,718
                                                                                          ------------  ------------
          Total current liabilities                                                          122,044      141,405
                                                                                          ------------  ------------

LONG-TERM LIABILITIES:
  Convertible subordinated notes                                                             172,500      172,335
  Other liabilities                                                                            3,271        3,191
MINORITY INTEREST                                                                              2,113        1,769
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding
   Common stock - authorized 50,000,000 shares; $.001 par value,
     issued and outstanding 28,435,000 and 29,141,000 shares                                      28           29
   Paid-in capital                                                                           125,623      133,313
   Treasury stock at cost (2,000,000 common shares)                                          (24,871)     (24,871)
   Accumulated other comprehensive loss                                                       (3,620)      (2,110)
   Retained earnings                                                                          29,733       54,999
                                                                                          ------------  ------------
          Total stockholders' equity                                                         126,893      161,360
                                                                                          ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 426,821    $ 480,060
                                                                                          ============  ============

See notes to unaudited consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                      ENDED JUNE 30,              ENDED JUNE 30,
                                                ------------------------     -----------------------
                                                    1999           2000          1999        2000
REVENUES:
   Product sales ..............................   $  43,378    $  85,802    $  83,202    $ 166,333
   Other ......................................          31          449          299          534
                                                  ---------    ---------    ---------    ---------
          Total revenues ......................      43,409       86,251       83,501      166,867
                                                  ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of product sales ......................      28,395       43,645       56,511       89,796
   Research and development ...................       7,863       10,639       15,315       21,402
   Sales and marketing ........................       3,465        4,738        6,996        8,536
   General and administrative .................       3,172        4,723        5,966        9,297
                                                  ---------    ---------    ---------    ---------
          Total costs and expenses ............      42,895       63,745       84,788      129,031
                                                  ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) .......................         514       22,506       (1,287)      37,836
                                                  ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
   Foreign currency exchange gain (loss) - net          161          (37)         (74)         (20)
   Interest and other income ..................       1,653        2,786        3,417        5,174
   Interest and other expense .................      (2,807)      (3,255)      (5,570)      (6,163)
                                                  ---------    ---------    ---------    ---------

          Total other expense - net ...........        (993)        (506)      (2,227)      (1,009)
                                                  ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAX
   PROVISION AND MINORITY INTEREST ............        (479)      22,000       (3,514)      36,827
                                                  ---------    ---------    ---------    ---------

INCOME TAX PROVISION ..........................         758        6,600         --         11,048
MINORITY INTEREST .............................        (252)        (125)        (273)        (329)
                                                  ---------    ---------    ---------    ---------

NET INCOME (LOSS) .............................   $  (1,489)   $  15,275    $  (3,787)   $  25,450
                                                  =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE:
Basic:
     Earnings (loss) per share ................   $   (0.05)   $    0.53    $   (0.14)   $    0.88
                                                  =========    =========    =========    =========
     Weighted average common shares outstanding      27,795       29,065       27,592       28,888
                                                  =========    =========    =========    =========
Diluted:
     Earnings (loss) per share ................   $   (0.05)   $    0.50    $   (0.14)   $    0.82
                                                  =========    =========    =========    =========
     Weighted average common and potential
          common shares outstanding ...........      27,795       30,745       27,592       31,001
                                                  =========    =========    =========    =========

See notes to unaudited consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                             FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -----------------------------
                                                                                1999        2000
OPERATING ACTIVITIES:
   Net income (loss) ....................................................   $  (3,787)   $  25,450
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                              8,515        9,289
     Minority interest                                                            273          329
     Deferred income taxes ..............................................        (514)          --
     (Gain) loss on disposal of property ................................         (45)         494
     Change in assets and liabilities:
       Accounts receivable - net ........................................      (5,813)      (9,880)
       Foreign exchange contracts receivable ............................       4,536       (7,669)
       Inventories ......................................................      (2,491)     (15,004)
       Prepaid expenses and other assets ................................        (990)      (3,550)
       Accounts payable                                                         4,765        1,790
       Accrued and other liabilities                                            6,692       12,915
       Foreign exchange contracts payable ...............................      (7,124)       4,860
       Income taxes payable                                                       275        5,286
                                                                            ---------    ---------
          Net cash provided by operating activities                             4,292       24,310
                                                                            ---------    ---------


INVESTING ACTIVITIES:
   Acquisition of property ..............................................      (9,888)     (25,045)
   Purchases of investments .............................................     (62,354)     (95,182)
   Proceeds from sold or matured investments ............................      81,785      103,630
   Acquisition of minority interest .....................................          --       (1,104)
                                                                            ---------    ---------
          Net cash provided by (used in) investing activities ...........       9,543      (17,701)
                                                                            ---------    ---------
FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving loan and security agreements       4,726           --
   Proceeds from issuance of common stock ...............................       3,018        7,526
   Dividends paid to minority shareholder of foreign subsidiary .........          --         (183)
   Payments on capital lease obligations ................................        (284)        (316)
                                                                            ---------    ---------
          Net cash provided by financing activities                             7,460        7,027
                                                                            ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                              1,137        3,486
                                                                            ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................      22,432       17,122
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD .......................      53,130       75,765
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $  75,562    $  92,887
                                                                            =========    =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ...................................                          $3,337   $3,483
   Income taxes paid ...............................                          $1,101   $4,589
                                                                              ======   ======

SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW ACTIVITIES:
   Conversion of debt to equity ....................                            --     $  165
                                                                              ======   ======

See notes to unaudited consolidated financial statements.

                                   CYMER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

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

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. (Cymer Japan), Cymer Singapore Pte Ltd. (Cymer Singapore), Cymer B.V. in the Netherlands (Cymer B.V.), and Cymer Southeast Asia, Inc., in Taiwan (Cymer
SEA) and its majority-owned subsidiary, Cymer Korea, Inc. (Cymer Korea). Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer SEA for $1,104,000. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         ---------------------------    --------------------------
                                                            1999            2000           1999           2000
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss)                                           $(1,489)        $15,275      $ (3,787)        $25,450
                                                         ============    ===========    ===========    ===========

Basic earnings (loss) per share                             $ (0.05)        $  0.53      $  (0.14)        $  0.88
                                                         ============    ===========    ===========    ===========
Basic weighted average common shares outstanding             27,795          29,065        27,592          28,888

Effect of dilutive securities:
   Warrants                                                       -              33             -              34
   Options                                                        -           1,647             -           2,079
                                                         ------------    -----------    -----------    -----------
Diluted weighted average common and potential
   common shares outstanding                                 27,795          30,745        27,592          31,001
                                                         ============    ===========    ===========    ===========
Diluted earnings (loss) per share                           $ (0.05)        $  0.50      $  (0.14)        $  0.82
                                                         ============    ===========    ===========    ===========

       For the three months ended June 30, 1999 and 2000, weighted average options and warrants to purchase 2,901,000 and 283,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended June 30, 1999 and 2000, potential common shares attributable to convertible subordinated notes of 3,670,213 and 3,666,703, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

       For the six months ended June 30, 1999 and 2000, weighted average options and warrants to purchase 987,000 and 69,000 shares of common stock, respectively, were outstanding but not included in the computation of earnings per share as their effect was anti-dilutive. In addition, for the six months ended June 30, 1999 and 2000, potential common shares attributable to convertible subordinated notes of 3,670,213 and 3,666,703, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

3.   BALANCE SHEET DETAILS

                                                          DECEMBER 31,   JUNE 30,
                                                              1999        2000
                                                           ----------  ---------
                                                                (IN THOUSANDS)
INVENTORIES:
   Raw materials ....................                      $ 16,199    $ 17,242
   Work-in-progress .................                        18,661      25,052
   Finished goods ...................                        28,849      37,184
                                                           --------    --------
                                                             63,709      79,478
   Allowance for excess and obsolete                        (12,300)    (13,500)
                                                           --------    --------
   Total ............................                      $ 51,409    $ 65,978
                                                           ========    ========

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation reserves                      $ 24,600    $ 32,500
   Payroll and payroll related ......                        11,952      11,050
   Interest .........................                        11,371      13,169
   Other ............................                         4,369       4,562
                                                           ========    ========
   Total ............................                      $ 52,292    $ 61,281
                                                           ========    ========

4.   REPORTING COMPREHENSIVE INCOME

        The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. For Cymer, comprehensive income includes foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities, which are recorded on short-term and long-term investments in the accompanying consolidated balance sheet.

     The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 1999 and June 30, 2000:

                                                                          Total unrealized
                                                                         gains (losses) on          Accumulated
                                                     Translation         available-for-sale            other
                                                     adjustment,            investments,         comprehensive
                                                     net of tax              net of tax            income (loss)
                                                   ----------------     ---------------------    ------------------

 January 1, 1999            Balance                       $(1,862)                    $ 235               $(1,627)
                            Period net change              (1,719)                     (274)               (1,993)
                                                   ----------------     ---------------------    ------------------
 December 31, 1999          Balance                        (3,581)                      (39)               (3,620)
                            Period net change               1,473                        37                 1,510
                                                   ================     =====================    ==================
 June 30, 2000              Balance                       $(2,108)                    $  (2)              $(2,110)
                                                   ================     =====================    ==================

5.   CLASS ACTION LAWSUITS

         Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

6.   CONVERTIBLE SUBORDINATED NOTES

         In the first quarter of 2000, $165,000 of Cymer's subordinated notes were converted to 3,510 shares of common stock.

7.   CONTINGENCIES

         Cymer's Japanese manufacturing partner and at least one of Cymer's Japanese customers have been notified that Cymer's laser systems in Japan may infringe certain Japanese patents held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of counsel, that Cymer's products do not infringe any valid claim of the asserted patents or that it is entitled to prior user rights in Japan.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items in Cymer's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                     ---------------------------    ---------------------------
                                                        1999            2000           1999           2000
Revenues:
   Product sales                                         99.9%           99.5%          99.6%          99.7%
   Other                                                   .1              .5             .4             .3
                                                     ------------    -----------    -----------    ------------
            Total revenues                              100.0%          100.0%         100.0%         100.0%

Cost and expenses:
   Cost of product sales                                 65.4            50.9           67.7           53.8
   Research and development                              18.1            12.3           18.3           12.8
   Sales and marketing                                    8.0             5.5            8.4            5.1
   General and administrative                             7.3             5.5            7.1            5.6
                                                     ------------    -----------    -----------    ------------
            Total costs and expenses                     98.8            73.9          101.5           77.3
                                                     ------------    -----------    -----------    ------------

Operating income (loss)                                   1.2            26.1           (1.5)          22.7
Other expense - net                                      (2.3)            (.6)          (2.7)           (.6)
                                                     ------------    -----------    -----------    ------------

Income (loss) before provision for
   income taxes and minority interest                    (1.1)           25.5           (4.2)          22.1

Provision for income taxes                               (1.7)           (7.7)             -           (6.6)
Minority interest                                         (.6)            (.1)           (.3)           (.2)
                                                     ------------    -----------    -----------    ------------

Net income (loss)                                        (3.4%)          17.7%          (4.5%)         15.3%
                                                     ------------    -----------    -----------    ------------

Gross margin on product sales                            34.6%           49.1%          32.1%          46.0%
                                                     ------------    -----------    -----------    ------------

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

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

         Product sales increased 98% from $43.4 million in the three months ended June 30, 1999 to $85.8 million in the three months ended June 30, 2000, primarily due to increased sales of DUV photolithography laser systems. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, replacement parts and services has increased and has become a larger component of product sales. Funded development revenues increased from $31,000 for the three months ended June 30, 1999 to $449,000 for the three months ended June 30, 2000, primarily due to the completion of various laser research projects sponsored by customers and SEMATECH in 1999 compared to the addition of various projects in 2000.

         Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 88%, 85% and 90% of Cymer's sales in 1998, 1999 and the first six months of 2000, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 48%, 37% and 42% of revenues for 1998, 1999 and the first six months of 2000, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. Costs of development and the majority of the production costs of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

         COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

         Cost of product sales increased 54% from $28.4 million for the three months ended June 30, 1999 to $43.6 million for the three months ended June 30, 2000 due to the increase in sales volume. The gross margin on these sales increased from 34.6% for the three months ended June 30, 1999 to 49.1% for the same three month period in 2000. This increase was primarily due to increased product sales absorbing fixed manufacturing facility costs and reduced costs due to improved efficiencies in some manufacturing processes.

         Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized net gains on such contracts of $122,000 and $657,000 for the three months ended June 30, 1999 and 2000, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 35% from $7.9 million for the three months ended June 30, 1999 to $10.6 million for the three months ended June 30, 2000, due primarily to increased product development efforts related to an increase in projected product introductions. Research and development expenses in 1999 consisted of costs associated with the development of the Orion or ELS-6000 laser system. During the second quarter of 2000, the increased expenses reflect the continued development efforts for the ELS-6000 laser system, as well as the initial stages of development for the ELS-6010 laser and the

6000A series argon fluoride laser. As a percentage of total revenues, such expenses decreased from 18.1% to 12.3% in the respective periods due to substantially increased revenues.

         SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 37% from $3.5 million for the three months ended June 30, 1999 to $4.7 million for the three months ended June 30, 2000 due primarily to increased staffing expenses associated with the recruiting of senior marketing management as well as increased travel expenses resulting from increased business operations. As a percentage of total revenues, such expenses decreased from 8.0% to 5.5% in the respective periods due to substantially increased revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 49% from $3.2 million in the three months ended June 30, 1999 to $4.7 million for the three months ended June 30, 2000, due to continuing process quality development efforts, including the implementation of a new Enterprise Resource Planning ("ERP") system which is currently in process and the required general and administrative support activities. As a percentage of total revenues, such expenses decreased from 7.3% to 5.5% from period to period.

         OTHER INCOME (EXPENSE) - NET. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar. Net other expense decreased from $1.0 million for the three months ended June 30, 1999 to $506,000 for the three months ended June 30, 2000, primarily due to an increase in interest income associated with higher market yields in 2000 on the investment of increased cash balances. Foreign currency exchange gains totaled $161,000, interest income totaled $1.7 million and interest expense totaled $2.8 million for the three months ended June 30, 1999, compared to an exchange loss of $37,000, interest income of $2.8 million, $2.9 million in interest expense and other expense of $400,000.

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

         INCOME TAX PROVISION. The tax provision of $758,000 reported for the three months ended June 30, 1999 reflects an annual effective tax rate of 0%. The provision for income taxes for the three months ended June 30, 2000 of $6,600,000 reflects an annual effective tax rate of 30%. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

         REVENUES. Product sales increased 100% from $83.2 million for the six months ended June 30, 1999 to $166.3 million in the six months ended June 30, 2000, primarily due to increased sales of DUV photolithography laser systems. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, replacement parts and services has increased and has become a larger component of product sales. Funded development revenues increased from $299,000 for the six months ended June 30, 1999 to $534,000 for the six months ended June 30, 2000, primarily due to the completion of various laser research projects sponsored by customers and SEMATECH in 1999 compared to the addition of various projects in 2000.

         COST OF PRODUCT SALES. Cost of product sales increased 59% from $56.5 million for the six months ended June 30, 1999 to $89.8 million for the six months ended June 30, 2000 due to the increase in sales volume. The gross margin on these sales increased from 32.1% for the six months ended June 30, 1999 to 46.0% for the same six month period in 2000. This increase was primarily due to increased product sales absorbing fixed manufacturing facility costs and reduced costs due to improved efficiencies in some manufacturing processes.

         Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized a net loss on such contracts of $829,000 for the six months ended June 30, 1999 compared to a net gain of $1.4 million for the six months ended June 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 40% from $15.3 million for the six months ended June 30, 1999 to $21.4 million for the six months ended June 30, 2000, due primarily to increased product development efforts related to an increase in projected product introductions. Research and development expenses in 1999 consisted of costs associated with the development of the Orion or ELS-6000 laser system. During the first half of 2000, the increased expenses reflect the continued development efforts for the ELS-6000 laser system as well as ELS-6010 laser and argon fluoride laser development. As a percentage of total revenues, such expenses decreased from 18.3% to 12.8% in the respective periods due to substantially increased revenues.

         SALES AND MARKETING. Sales and marketing expenses increased 22% from $7.0 million for the six months ended June 30, 1999 to $8.5 million for the six months ended June 30, 2000 due primarily to increased staffing expenses, including recruiting costs due to expanded operations in the areas of product marketing and sales administration. As a percentage of total revenues, such expenses decreased from 8.4% to 5.1% in the respective periods due to substantially increased revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 56% from $6.0 million in the six months ended June 30, 1999 to $9.3 million for the six months ended June 30, 2000, due to the continuing process quality development efforts, including the implementation of a new Enterprise Resource Planning ("ERP") system which is currently in process and the required general and administrative support activities. As a percentage of total revenues, such expenses decreased from 7.1% to 5.6% from period to period.

         OTHER INCOME (EXPENSE) - NET. Net other expense decreased from $2.2 million for the six months ended June 30, 1999 to $1.0 million for the six months ended June 30, 2000, primarily due to the increase in interest income associated with higher market yields in 2000 on the investment of increased cash balances. Foreign currency exchange losses totaled $74,000, interest income totaled $3.4 million and interest expense totaled $5.6 million for the six months ended June 30, 1999, compared to an exchange loss of $20,000, interest income of $5.2 million, $5.8 million in interest expense and other expense of $400,000.

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

         INCOME TAX PROVISION. The tax provision of $0 reported for the six months ended June 30, 1999 reflects an annual effective tax rate of 0%. The provision for income taxes for the six months ended June 30, 2000 of $11,048,000 reflects an annual effective tax rate of 30%. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

          Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated $167.3 million in net proceeds, and from bank borrowings, cash flow from operations and the proceeds from employee stock option exercises. As of June 30, 2000, Cymer had approximately $92.9 million in cash and cash equivalents, $105.4 million in short-term investments, $3.5 million in long-term investments, $249.1 million in working capital and $17.7 million in bank debt.

         Net cash provided by operating activities was approximately $4.3 million and $24.3 million for the six months ended June 30, 1999 and 2000, respectively. The increase in cash was due primarily to Cymer's improved profitable operations. For the six months ended June 30, 1999, a net loss of $3.8 million was recorded versus net income of $25.5 million for the six months ended June 30, 2000. In addition, increases in inventory, accounts receivable, and income taxes payable resulted from increased revenues and bookings during the six months ended June 30, 2000 and were offset by increased accrued and other liabilities during the same period.

         Net cash provided by investing activities was approximately $9.5 million for the six months ended June 30, 1999 as compared to $17.7 million used in investing activities for the six months ended June 30, 2000. The net cash provided by investing activities during the first six months of 1999 primarily reflects the timing of short and long term investments maturing and being reinvested during the period, offset by property acquisitions to accommodate business expansion and focus. For the first six months of 2000, the cash used primarily reflects the continued investment in property acquisitions to accommodate the increased business activity, such as the construction of an additional facility at the San Diego, California location, as well as the implementation of a new ERP system. In addition, $1.1 million in cash was used for the acquisition of the minority shareholder interest in Cymer's Taiwan subsidiary during the first six months of 2000.

         Net cash provided by financing activities was approximately $7.4 million and $7.0 million for the six months ended June 30, 1999 and 2000, respectively. The net cash provided by financing activities for the six months ended June 30, 1999 was primarily attributable to $4.8 million in bank borrowings in Japan and the receipt of $3.0 million upon the issuance of common stock due to the exercising of stock options by Cymer employees. For the period ended June 30, 2000, the cash provided was attributable to the receipt of $7.5 million upon issuance of common stock due to employee stock option exercises offset by dividends paid to minority shareholder of foreign subsidiary and payments on capital lease obligations.

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

         SEMICONDUCTOR MANUFACTURER DEMAND

         Cymer believes that semiconductor manufacturers are currently growing capacity and developing capability for production and pilot production of 0.25um to 0.18um and below devices.

Cymer also believes that the efforts to develop such capacity and/or capability are driving present demand for its laser systems for DUV photolithography tools. Once semiconductor manufacturers have acquired such capacity and/or capability, their demand for Cymer's DUV photolithography tools will depend on whether they want to expand their capacity further to manufacture such devices. This will in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV laser systems will depend on such demand and process development constraints of the semiconductor manufacturers.

         INDUSTRY CONDITIONS

         Cymer is expanding certain aspects of its operations in response to improvements in industry conditions. Should continued improvements not materialize, the planned increases in spending may negatively impact profitable operations.

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

         A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, they accounted for approximately 88%, 74% and 77% of Cymer's total revenues in 1998, 1999, and the six months ended June 30, 2000, respectively. Individually, sales to ASM Lithography, Canon and Nikon accounted for approximately 33%, 17% and 24%, respectively, of total revenues in 1999 and 32%, 16% and 29%, respectively, of total revenues for the six months ended June 30, 2000. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

NEED TO MANAGE A CHANGING BUSINESS

         In recent years, in response to business cycles in the semiconductor industry, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. As of June 30, 2000, Cymer had 832 employees. Cymer has substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

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

RISKS ASSOCIATED WITH IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SYSTEM

Cymer is in the process of implementing a new corporate wide enterprise resource planning ("ERP") system to replace its current ERP system. Cymer has scheduled implementation of the new ERP system and training of personnel to use the system to be completed during the year 2000.* The implementation of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns, system integration and employee training. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties range from cost overruns, push-outs of implementation deadlines, process and operations gridlock, failure to execute operating plans, including inability to ship products for revenue, and abandonment of the effort altogether. Cymer must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. Any failure to effectively manage Cymer's efforts or process and operations designs would materially adversely affect Cymer's financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT INTRODUCTIONS

         Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

         - continue to enhance its excimer laser products and their process capabilities, an
         - develop and manufacture new products with improved capabilities.

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

COMPETITION

         LAMBDA-PHYSIK, KOMATSU AND USHIO

         Cymer currently has three significant competitors in the market for excimer laser systems for photolithography applications:

         -     Lambda-Physik,
         -     Komatsu, Ltd. and
         -     Ushio.

On July 10, 2000 Ushio and Komatsu announced the combination of their excimer laser business into a joint venture to be known as Gigaphoton Inc.

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

DISRUPTION OF ELECTRIC SERVICE

         California and particularly San Diego County, the location of Cymer's headquarters and primary manufacturing facility, has been experiencing unusually hot and humid weather. This has caused Cymer's electric utility supplier to notify the company that it could be subject to blackouts of electric power. While Cymer has some back up power capability, any prolonged blackout or series of periodic blackouts could disrupt Cymer's production schedule. Any material disruption of electric service would have an adverse impact upon Cymer's financial performance.

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

MAINTENANCE OF FIELD SERVICE AND SUPPORT ORGANIZATION

         Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to maintain through its own personnel, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer has an ongoing effort to continuously develop its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This task entails recruiting and training qualified field service personnel and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has historically experienced difficulties in effectively training field service personnel. Additionally, field service personnel often experience high turnover. Cymer might not be able to attract and train qualified personnel to maintain these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         CYMER PATENTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of June 30, 2000, Cymer owned 82 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to May 2019. As of June 30, 2000, Cymer had also applied for 65 additional patents in the United States, 3 of which have been allowed. As of June 30, 2000, Cymer owned 50 foreign patents and had filed 224 patent applications pending in various foreign countries.

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

         PATENT INFRINGEMENT

         Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing intellectual property rights of others. Conversely, Cymer has in the past notified, and may in the future notify, third parties that they may be infringing Cymer's intellectual property rights.

         Specifically, Cymer has engaged in discussions with one of its competitors, Komatsu, with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese and U.S. patents that Komatsu asserts may be infringed by Cymer or by Cymer's Japanese manufacturing partner, Seiko. Komatsu has also notified one of Cymer's integrator customers, Nikon, of its belief that Cymer's lasers infringe several of Komatsu's Japanese and U.S. patents. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. Some of these oppositions have been dismissed by the Japanese Patent Office. Litigation might ensue with respect to the Komatsu Japanese patents or Komatsu U.S. patents. Also, Komatsu might assert infringement claims under other or additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

         Cymer has notified its competitors and others of Cymer's United States patent portfolio. Cymer has specifically asserted certain of its U.S. patents against Komatsu when informed that Komatsu lasers might be integrated into steppers intended for shipment into the U.S. Cymer and Komatsu have engaged in discussions with regard to each party's claims. Those discussions might not be successful and litigation could result. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office. Cymer has also been engaged in patent discussions with another competitor, Lambda-Physik, concerning allegations by each party against the other of possible patent infringement. These discussions also might not be successful and litigation could result.

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

         TRADEMARK

         Cymer has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations of other trademarks including "Insist on Cymer" in the United States and in certain other countries. Cymer uses these and a variety of other marks in its advertisements and other business activities around the world. Based on the use of these or other marks, Cymer might be subjected to actions for trademark infringement, which could be costly to defend. If a challenge to a mark were to be successful, Cymer might be required to cease use of the mark and, potentially, to pay damages.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

         SIGNIFICANT INTERNATIONAL TRADE

         Cymer derived approximately 88%, 85% and 90% of its revenues in 1998, 1999 and the six months ended June 30, 2000, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, Cymer:

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

LEGAL MATTERS

         Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

         At June 30, 2000, Cymer had outstanding forward foreign exchange contracts to buy US$71.3 million for 7.4 billion yen under foreign currency exchange facilities with contract rates ranging from 101.73 yen to 109.31 yen per US$ and various expiration dates through May 2001.

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

         In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated (Notes) due August 6, 2004, with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer cannot redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at June 30, 2000 was $206.5 million. As of December 31, 1999, $172.5 million in Convertible Subordinated Notes was outstanding, as compared to $172.3 million outstanding as of June 30, 2000.

                           PART II. OTHER INFORMATION


ITEM 1.           Legal Proceedings

                           Cymer has been named as a defendant in several
                  putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaints by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 2.           Changes in Securities and Use of Proceeds

                  None.

ITEM 3.           Defaults upon Senior Securities

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  Cymer held its Annual Meeting of Stockholders on May 18, 2000. Out of 28,944,953 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 23,299,476 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

                  (a) The election of Robert P. Akins, Richard P. Abraham,
                      Kenneth M. Deemer, Peter J. Simone and Jon D. Tompkins as directors of Cymer for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

                      Robert P. Akins, 23,272,407 votes cast for, 27,069 votes withheld and 2,368 exception votes; Richard P. Abraham, 23,193,106 votes cast for, 106,370 votes withheld and 81,669 exception votes; Kenneth M. Deemer, 23,196,722 votes cast for, 102,754 votes withheld and 78,053 exception votes; Peter J. Simone, 23,180,753 votes cast for, 118,723 votes withheld and 94,022 exception votes; Jon D. Tompkins, 23,237,302 votes cast for, 62,174 votes withheld and 37,473 exception votes;

                  (b) Approval of a 1,400,000 share increase in shares issuable under the 1996 Stock Option Plan. 14,514,882 votes were cast for approval; 8,723,175 votes were cast against, and 61,419 votes abstained.

                  (c) Ratification of the appointment of KPMG LLP as the
                      independent auditors of Cymer for the year ending December 31, 2000. 23,228,377 votes were cast for approval; 48,479 votes were cast against and 22,620 votes abstained.

ITEM 5.           Other Information

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  10.1 Employment Agreement, dated May 8, 2000, by and between Brian Klene and Cymer.

                  27.1   Financial Data Schedule (submitted for SEC use only)

                  (b) Reports on Forms 8-K

                  Current report on Form 8-K filed April 13, 2000 reporting that Cymer engaged KPMG LLP on April 12, 2000 as its independent accountants to audit its consolidated financial statements for the year ending December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CYMER, INC.
                                                 (Registrant)


Date:  August 10, 2000                  By:    /s/ WILLIAM A. ANGUS, III
                                               -------------------------

                                                 William A. Angus, III
                                                 Sr. Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)