Form 10-Q
period 2000-09-30
CYMER INC
filed 2000-11-14
CIK 897067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----    OF 1934 For the transition period from __________ to ____________

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

Yes   X           No
    -----            -----

The number of shares of Common Stock, with $0.001 par value, outstanding on November 9, 2000 was 29,419,921.

                                   CYMER, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I.        FINANCIAL INFORMATION

ITEM 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of December 31,                        3
                  1999 and September 30, 2000

               Consolidated Statements of Operations for the                         4
                  three and nine months ended September 30, 1999 and 2000

               Consolidated Statements of Cash Flows for the                         5
                  nine months ended September 30, 1999 and 2000

               Notes to Consolidated Financial Statements                            7

ITEM 2.        Management's Discussion and Analysis of Financial                    11
                  Condition and Results of Operations

ITEM 3.        Quantitative and Qualitative Disclosures About                       27
                   Market Risk

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                    29

ITEM 2.        Changes in Securities and Use of Proceeds                            29

ITEM 3.        Defaults upon Senior Securities                                      29

ITEM 4.        Submission of Matters to a Vote of Security Holders                  29

ITEM 5.        Other Information                                                    29

ITEM 6.        Exhibits and Reports on Form 8-K                                     29

SIGNATURE PAGE                                                                      30

                          PART I. FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                              DECEMBER 31,          SEPTEMBER 30,
                                                                           -------------------    -------------------
ASSETS                                                                           1999                   2000

CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 75,765               $ 96,295
   Short-term investments                                                       97,564                108,584
   Accounts receivable - net                                                    68,961                 82,914
   Foreign exchange contracts receivable                                        21,706                 28,686
   Inventories                                                                  51,409                 74,480
   Deferred income taxes                                                        16,360                 16,349
   Prepaid expenses and other                                                    3,110                  4,472
                                                                           -------------------    -------------------
          Total current assets                                                 334,875                411,780

PROPERTY - net                                                                  56,921                 81,796
LONG-TERM INVESTMENTS                                                           19,760                  6,022
DEFERRED TAXES - NON-CURRENT                                                     8,562                  6,855
OTHER ASSETS                                                                     6,413                  6,221
                                                                           -------------------    -------------------

TOTAL ASSETS                                                                  $426,531               $512,674
                                                                           ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $ 20,599               $ 31,573
   Accrued and other liabilities                                                52,002                 65,653
   Foreign exchange contracts payable                                           24,276                 27,735
   Income taxes payable                                                          6,482                  9,134
   Revolving loan                                                               18,395                 17,360
                                                                           -------------------    -------------------
          Total current liabilities                                            121,754                151,455

LONG-TERM LIABILITIES:
  Convertible subordinated notes                                               172,500                172,335
  Other liabilities                                                              3,271                  3,224
MINORITY INTEREST                                                                2,113                  1,871
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000 shares; $.001 par value,
     no shares issued or outstanding                                                 -                      -
   Common stock - authorized 50,000,000 shares; $.001 par value,
     issued and outstanding 28,435,000 and 29,349,000 shares                        28                     29
   Paid-in capital                                                             125,623                136,716
   Treasury stock at cost (2,000,000 common shares)                            (24,871)               (24,871)
   Accumulated other comprehensive loss                                         (3,620)                (1,173)
   Retained earnings                                                            29,733                 73,088
                                                                           -------------------    -------------------
          Total stockholders' equity                                           126,893                183,789
                                                                           -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $426,531               $512,674
                                                                           ===================    ===================

See notes to unaudited consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                  ----------------------------     ---------------------------
                                                                      1999           2000             1999           2000
REVENUES:
   Product sales                                                    $58,834        $97,909          $142,036       $264,242
   Other                                                                100            518               399          1,052
                                                                  -------------  -------------     ------------   ------------
          Total revenues                                             58,934         98,427           142,435        265,294
                                                                  -------------  -------------     ------------   ------------

COSTS AND EXPENSES:
   Cost of product sales                                             36,803         50,038            93,314        139,834
   Research and development                                           9,616         12,167            24,931         33,569
   Sales and marketing                                                4,379          5,668            11,375         14,204
   General and administrative                                         3,422          5,970             9,388         15,267
                                                                  -------------  -------------     ------------   ------------
          Total costs and expenses                                   54,220         73,843           139,008        202,874
                                                                  -------------  -------------     ------------   ------------

OPERATING INCOME                                                      4,714         24,584             3,427         62,420
                                                                  -------------  -------------     ------------   ------------

OTHER INCOME (EXPENSE):
   Foreign currency exchange gain (loss) - net                          246           (385)              172           (405)
   Interest and other income                                          1,809          2,849             5,226          8,023
   Interest and other expense                                        (3,183)        (1,945)           (8,753)        (8,108)
                                                                  -------------  -------------     ------------   ------------

          Total other income (expense) - net                         (1,128)           519            (3,355)          (490)
                                                                  -------------  -------------     ------------   ------------

INCOME BEFORE INCOME TAX
   PROVISION AND MINORITY INTEREST                                    3,586         25,103                72         61,930
                                                                  -------------  -------------     ------------   ------------

INCOME TAX PROVISION                                                      -          6,912                 -         17,960
MINORITY INTEREST                                                      (136)          (102)             (409)          (431)
                                                                  -------------  -------------     ------------   ------------

NET INCOME (LOSS)                                                    $3,450        $18,089             ($337)      $ 43,539
                                                                  =============  =============     ============   ============

EARNINGS (LOSS) PER SHARE:
Basic:
     Earnings (loss) per share                                        $0.12          $0.62            ($0.01)         $1.50
                                                                  =============  =============     ============   ============
     Weighted average common shares outstanding                      28,046         29,226            27,748         29,002
                                                                  =============  =============     ============   ============
Diluted:
     Earnings (loss) per share                                        $0.12          $0.58            ($0.01)         $1.40
                                                                  =============  =============     ============   ============
     Weighted average common and potential
          common shares outstanding                                  29,145         30,974            27,748         31,021
                                                                  =============  =============     ============   ============

See notes to unaudited consolidated financial statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          -----------------------------------
                                                                                               1999               2000
OPERATING ACTIVITIES:
   Net income (loss)                                                                           ($337)            $43,539
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                                            13,092              14,252
     Minority interest                                                                           409                 431
     Deferred income taxes                                                                    (1,114)                  -
     Loss on disposal or impairment of property and equipment                                    307               1,815
     Change in assets and liabilities:
       Accounts receivable - net                                                              (8,168)            (17,057)
       Foreign exchange contracts receivable                                                   6,530              (8,283)
       Inventories                                                                            (3,904)            (24,402)
       Prepaid expenses and other assets                                                        (885)             (6,877)
       Accounts payable                                                                        5,492              11,048
       Accrued and other liabilities                                                          13,277              20,459
       Foreign exchange contracts payable                                                     (7,582)              4,872
       Income taxes payable                                                                      156               2,718
                                                                                          ----------------   ----------------

          Net cash provided by operating activities                                           17,273              42,515
                                                                                          ----------------   ----------------

INVESTING ACTIVITIES:
   Acquisition of property                                                                   (15,004)            (40,618)
   Purchases of investments                                                                  (98,114)           (133,969)
   Proceeds from sold or matured investments                                                  97,829             136,804
   Acquisition of minority interest                                                                -              (1,104)
                                                                                          ----------------   ----------------

          Net cash used in investing activities                                              (15,289)            (38,887)
                                                                                          ----------------   ----------------

FINANCING ACTIVITIES:
   Net borrowings under revolving loan and security agreements                                 4,808                   -
   Proceeds from issuance of common stock                                                      5,501              10,929
   Dividends paid to minority shareholder of foreign subsidiary                                    -                (183)
   Payments on capital lease obligations                                                        (433)               (429)
                                                                                          ----------------   ----------------

          Net cash provided by financing activities                                            9,876              10,317
                                                                                          ----------------   ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                            (3,966)              6,585
                                                                                          ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      7,894              20,530
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                                             53,130              75,765
                                                                                          ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $61,024             $96,295
                                                                                          ================   ================




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid (net of amounts capitalized)                                                $ 6,455             $ 6,245
   Income taxes paid                                                                         $ 2,286             $13,659
                                                                                          ================    ===============

SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW ACTIVITIES:
   Conversion of subordinated notes to equity                                                      -             $   165
                                                                                          ================    ===============

See notes to unaudited consolidated financial statements.

                                   CYMER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. "Cymer Japan", Cymer Singapore Pte Ltd. "Cymer Singapore", Cymer B.V. in the Netherlands "Cymer B.V.", and Cymer Southeast Asia, Inc., in Taiwan "Cymer SEA" and its majority-owned subsidiary, Cymer Korea, Inc. "Cymer Korea". Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer SEA for $1,104,000. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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


2.       EARNINGS PER SHARE

         EARNINGS PER SHARE - Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be anti-dilutive.

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ---------------------------    --------------------------
                                                             1999            2000           1999           2000
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)                                             $3,450        $18,089         ($337)        $43,539
                                                         ============    ===========    ===========    ===========

Basic earnings (loss) per share                                $0.12          $0.62        ($0.01)          $1.50
                                                         ============    ===========    ===========    ===========
Basic weighted average common shares
   outstanding                                                28,046         29,226        27,748          29,002

Effect of dilutive securities:
   Warrants                                                       67             33             -              34
   Options                                                     1,032          1,715             -           1,985
                                                         ------------    -----------    -----------    -----------
Diluted weighted average common and potential
   common shares outstanding                                  29,145         30,974        27,748          31,021
                                                         ============    ===========    ===========    ===========
Diluted earnings (loss) per share                              $0.12          $0.58        ($0.01)          $1.40
                                                         ============    ===========    ===========    ===========


         For the three months ended September 30, 1999 and 2000, weighted average options and warrants to purchase 108,000 and 366,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended September 30, 1999 and 2000, weighted average common shares attributable to convertible subordinated notes of 3,670,213 and 3,666,703, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

         For the nine months ended September 30, 1999 and 2000, weighted average options and warrants to purchase 224,000 and 118,000 shares of common stock, respectively, were outstanding but not included in the computation of earnings per share as their effect was anti-dilutive. In addition, for the nine months ended September 30, 1999 and 2000, weighted average common shares attributable to convertible subordinated notes of 3,670,213 and 3,667,084, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

3.       BALANCE SHEET DETAILS

                                                                DECEMBER 31,          SEPTEMBER 30,
                                                                    1999                  2000
                                                              ------------------    ------------------
                                                                          (IN THOUSANDS)
INVENTORIES:
   Raw materials                                                 $ 16,199               $ 19,134
   Work-in-progress                                                18,661                 28,187
   Finished goods                                                  28,849                 39,659
                                                              ------------------    ------------------
                                                                   63,709                 86,980
   Allowance for excess and obsolete                              (12,300)               (12,500)
                                                              ------------------    ------------------
   Total                                                         $ 51,409               $ 74,480
                                                              ==================    ==================

ACCRUED AND OTHER LIABILITIES:
   Warranty and installation reserves                            $ 24,600               $ 33,800
   Payroll and payroll related                                     11,662                 15,452
   Interest                                                        11,371                 12,605
   Other                                                            4,369                  3,796
                                                              ==================    ==================
   Total                                                         $ 52,002               $ 65,653
                                                              ==================    ==================

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

         The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 1999 and September 30, 2000:

                                                                            Total unrealized
                                                                           gains (losses) on          Accumulated
                                                       Translation         available-for-sale            other
                                                       adjustment,            investments,         comprehensive
                                                       net of tax              net of tax            income (loss)
                                                     ----------------     ---------------------    ------------------

 January 1, 1999              Balance                       ($1,862)                    $ 235              ($1,627)
                              Period net change              (1,719)                     (274)              (1,993)
                                                     ----------------     ---------------------    ------------------
 December 31, 1999            Balance                        (3,581)                      (39)              (3,620)
                              Period net change               2,378                        69                2,447
                                                     ================     =====================    ==================
 September 30, 2000           Balance                       ($1,203)                      $30              ($1,173)
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


7.       STOCKHOLDERS' EQUITY

         2000 NONSTATUTORY STOCK OPTION PLAN ( THE "PLAN" ) - On August 16, 2000, Cymer adopted the 2000 Nonstatutory Stock Option Plan under which the maximum aggregate number of shares which may be sold and issued is 500,000.
The shares may be authorized, but unissued, or reacquired common stock. Options may only be granted to employees or consultants who are neither directors nor officers. The Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors, which will determine the terms of the options, including the exercise price and the number of options granted. The 2000 Nonstatutory Stock Option Plan will be in effect for ten years from the adoption by the Board of Directors unless terminated sooner under the terms of the Plan. The exercise price of the options granted under the Plan will equal the quoted market value of the common stock at the date of grant. Options issued under the 2000 Nonstatutory Stock Option Plan generally become exercisable ratably over a four year period following the date of grant.

8.       CONTINGENCIES

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in Cymer's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------    ---------------------------
                                                        1999            2000           1999           2000
Revenues:
   Product sales                                           99.8%          99.5%          99.7%        99.6%
   Other                                                     .2             .5             .3           .4
                                                     ------------    -----------    -----------    ------------
            Total revenues                                100.0%         100.0%         100.0%       100.0%

Cost and expenses:
   Cost of product sales                                   62.5           50.8           65.5         52.7
   Research and development                                16.3           12.3           17.5         12.7
   Sales and marketing                                      7.4            5.8            8.0          5.3
   General and administrative                               5.8            6.1            6.6          5.8
                                                     ------------    -----------    -----------    ------------
            Total costs and expenses                       92.0           75.0           97.6         76.5
                                                     ------------    -----------    -----------    ------------

Operating income                                            8.0           25.0            2.4         23.5
Other income (expense) - net                               (1.9)            .5           (2.3)         (.2)
                                                     ------------    -----------    -----------    ------------

Income (loss) before provision for
   income taxes and minority interest                       6.1           25.5             .1         23.3

Provision for income taxes                                    -            7.0              -          6.8
Minority interest                                           (.2)           (.1)           (.3)         (.1)
                                                     ------------    -----------    -----------    ------------

Net income (loss)                                           5.9%          18.4%           (.2%)       16.4%
                                                     ------------    -----------    -----------    ------------

Gross margin on product sales                              37.4%          48.9%          34.3%        47.1%
                                                     ------------    -----------    -----------    ------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         REVENUES. Cymer's total revenues consist of product sales, which include sales of laser systems, spare parts, service and training, and other revenues, which primarily include revenues from funded development activities performed for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

         Product sales increased 66% from $58.8 million in the three months ended September 30, 1999 to $97.9 million in the three months ended September 30, 2000, primarily due to increased sales of DUV photolithography laser systems. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, replacement parts and services has increased and has become a larger component of product sales. Funded development revenues increased from $100,000 for the three months ended September 30, 1999 to $518,000 for the three months ended September 30, 2000, primarily due to the completion of milestones on laser research projects in 1999 compared to the addition of new research projects in 2000. All laser research projects for the three months ended September 30, 1999 and 2000, respectively, were sponsored by SEMATECH.

         Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 88%, 85% and 88% of Cymer's sales in 1998, 1999 and the first nine months of 2000, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 48%, 37% and 42% of revenues for 1998, 1999 and the first nine months of 2000, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. Costs of development and the majority of the production costs of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.*

         COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

         Cost of product sales increased 36% from $36.8 million for the three months ended September 30, 1999 to $50.0 million for the three months ended September 30, 2000 due to the increase in sales volume. The gross margin on these sales increased from 37.4% for the three months ended September 30, 1999 to 48.9% for the same three month period in 2000. This increase was primarily due to increased product sales absorbing fixed manufacturing facility costs and reduced costs due to improved efficiencies in some manufacturing processes.

         Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized a net loss on such contracts of $187,000 for the three months ended September 30, 1999 and a net gain of $944,000 for the three months ended September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 27% from $9.6 million for the three months ended September 30, 1999 to $12.2 million for the three months ended September 30, 2000, due primarily to increased product development efforts related to an increase in projected product introductions. Research and development expenses in 1999 consisted primarily of costs associated with the development of the Orion or ELS-6000 laser system. During the third quarter of 2000, the increased expenses reflect the continued development efforts for the ELS-6000 and ELS-6010 laser systems, as well as the initial stages of development for the 6000A series argon fluoride laser. Research and development expenses were also higher for the three months ended September 30, 2000 as compared to the same period in 1999 due to increased staffing levels to support product introductions and allocated costs associated with the move from the existing research and development leased facility into a new Cymer owned facility, both located in San Diego, California. As a percentage of total revenues, such expenses decreased from 16.3% to 12.3% in the respective periods due to substantially increased revenues.

         SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 29% from $4.4 million for the three months ended September 30, 1999 to $5.7 million for the three months ended September 30, 2000 due primarily to increased staffing levels and the associated recruiting and relocation expenses. As a percentage of total revenues, such expenses decreased from 7.4% to 5.8% in the respective periods due to substantially increased revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 74% from $3.4 million in the three months ended September 30, 1999 to $6.0 million for the three months ended September 30, 2000, due to continued process quality development efforts, including the implementation and on going support of a new Enterprise Resource Planning ("ERP") system which is currently in process and the required general and administrative support activities. General and administrative expenses for the three months ended September 30, 2000 were also increased from those in the same period of 1999 due to expenses associated with the write off of computer systems made obsolete by the new ERP system. As a percentage of total revenues, such expenses increased from 5.8% to 6.1% from period to period.

         OTHER INCOME (EXPENSE) - NET. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar. For the three months ended September 30, 1999, net other expense totaled $1.1 million as compared to net other income of $519,000 for the three months ended September 30, 2000. This change from net other expense to net other income was primarily due to an increase in interest income associated with higher market yields in 2000 on the investment of increased cash balances offset by foreign exchange losses. Foreign currency exchange gains totaled $246,000, interest income totaled $1.8 million, interest expense totaled $3.2 million, and other expense totaled $263,000 for the three months ended September 30, 1999, compared to an exchange loss of $385,000, interest income of $2.8 million, interest expense of $2.4 million, and other income of $430,000 for the three months ended September 30, 2000. Other income for the three months ended September 30, 2000 is primarily due to a reclassification from second quarter to third quarter results for costs associated with computer systems made obsolete by the new ERP system.

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

         INCOME TAX PROVISION. The tax provision of zero reported for the three months ended September 30, 1999 reflects an annual effective tax rate of 0%. The provision for income taxes for the three months ended September 30, 2000 of $6.9 million reflects an annual effective tax rate of 28%. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         REVENUES. Product sales increased 86% from $142.0 million for the nine months ended September 30, 1999 to $264.2 million in the nine months ended September 30, 2000, primarily due to increased sales of DUV photolithography laser systems. Due to the increase in Cymer's installed base of lasers, Cymer's revenues from spares, replacement parts and services has increased and has become a larger component of product sales. Funded development revenues increased from $399,000 for the nine months ended September 30, 1999 to $1.1 million for the nine months ended September 30, 2000, primarily due to the completion of milestones on laser research projects in 1999 as compared to the addition of new research projects in 2000. All laser research projects for the first nine months of 1999 and 2000, respectively, were sponsored by SEMATECH.

         COST OF PRODUCT SALES. Cost of product sales increased 50% from $93.3 million for the nine months ended September 30, 1999 to $139.8 million for the nine months ended September 30, 2000 due to the increase in sales volume. The gross margin on these sales increased from 34.3% for the nine months ended September 30, 1999 to 47.1% for the same nine month period in 2000. This increase was primarily due to increased product sales absorbing fixed manufacturing facility costs and continuous improvements in efficiencies in some manufacturing processes.

         Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of operations as the related sales are recognized. Cymer recognized a net loss on such contracts of $1.0 million for the nine months ended September 30, 1999 compared to a net gain of $2.3 million for the nine months ended September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 35% from $24.9 million for the nine months ended September 30, 1999 to $33.6 million for the nine months ended September 30, 2000, due primarily to increased product development efforts related to an increase in projected product introductions. Research and development expenses in 1999 consisted of costs associated with the development of the Orion or ELS-6000 laser system. During the first nine months of 2000, the increased expenses reflect the continued development efforts for the ELS-6000 laser system as well as ELS-6010 laser and argon fluoride laser development. In addition, research and development expenses were higher for the first nine months of 2000 as compared to 1999 due to increased staffing levels to support product introductions and allocated costs associated with the move from the existing research and development leased facility into the new Cymer owned facility, both located in San Diego, California. As a percentage of total revenues, such expenses decreased from 17.5% to 12.7% in the respective periods due to substantially increased revenues.

         SALES AND MARKETING. Sales and marketing expenses increased 25% from $11.4 million for the nine months ended September 30, 1999 to $14.2 million for the nine months ended September 30, 2000 due primarily to increased staffing expenses, including recruiting costs due to expanded operations in the areas of product marketing and sales administration. As a percentage of total revenues, such expenses decreased from 8.0% to 5.3% in the respective periods due to substantially increased revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 63% from $9.4 million in the nine months ended September 30, 1999 to $15.3 million for the nine months ended September 30, 2000, due to the continued process quality development efforts, including the implementation and on going support of a new Enterprise Resource Planning ("ERP") system which is currently in process and the required general and administrative support activities.

General and administrative expenses for the nine months ended September 30, 2000 were also increased from those in the same period of 1999 due to expenses associated with the write off of computer systems made obsolete by the new ERP system. As a percentage of total revenues, such expenses decreased from 6.6% to 5.8% from period to period.

         OTHER INCOME (EXPENSE) - NET. Net other expense decreased from $3.4 million for the nine months ended September 30, 1999 to $490,000 for the nine months ended September 30, 2000, primarily due to the increase in interest income associated with higher market yields in 2000 on the investment of increased cash balances. Foreign currency exchange gains totaled $172,000, interest income totaled $5.2 million, interest expense totaled $8.4 million, and other expense totaled $308,000 for the nine months ended September 30, 1999, compared to an exchange loss of $405,000, interest income of $8.0 million, interest expense of $8.0 million, and other expense of $63,000 for the nine months ended September 30, 2000.

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

         INCOME TAX PROVISION. The tax provision for the nine months ended September 30, 1999 reflects an annual effective tax rate of 0%. The provision for income taxes for the nine months ended September 30, 2000 of $18.0 million reflects an annual effective tax rate of 29%. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated $167.3 million in net proceeds, and from bank borrowings, cash flow from operations and the proceeds from employee stock option exercises. As of September 30, 2000, Cymer had approximately $96.3 million in cash and cash equivalents, $108.6 million in short-term investments, $6.0 million in long-term investments, $260.3 million in working capital and $17.4 million in bank debt.

         Net cash provided by operating activities was approximately $17.3 million and $42.5 million for the nine months ended September 30, 1999 and 2000, respectively. The increase in cash was due primarily to Cymer's improved profitable operations. For the nine months ended September 30, 1999, a net loss of $337,000 was recorded versus net income of $43.5 million for the nine months ended September 30, 2000. Increases in inventory, accounts receivable, and income taxes payable resulted from increased revenues and bookings during the nine months ended September 30, 2000 and were offset by increases in accounts payable and accrued and other liabilities during the same period.

         Net cash used in investing activities was approximately $15.3 million and $38.9 million for the nine months ended September 30, 1999 and 2000, respectively. The increase in cash used in investing activities for the nine months ended September 30, 1999 as compared to the same period in 2000 is primarily attributable to the continued investment in property acquisitions to accommodate the increased business activity. Included in these property acquisitions are the construction of an additional facility at the San Diego, California location, as well as the implementation and on going support of a new ERP system. In addition, $1.1 million in cash was used for the acquisition of the minority shareholder interest in Cymer's Taiwan subsidiary during the first nine months of 2000.

         Net cash provided by financing activities was approximately $9.9 million and $10.3 million for the nine months ended September 30, 1999 and 2000, respectively. The net cash provided by financing activities for the nine months ended September 30, 1999 was primarily attributable to $4.8 million in bank borrowings in Japan and the receipt of $5.5 million upon the issuance of common stock due to the exercising of stock options by Cymer employees. For the period ended September 30, 2000, the cash provided was attributable to the receipt of $10.9 million upon issuance of common stock due to employee stock option exercises offset by dividends paid to the minority shareholders of a foreign subsidiary and payments on capital lease obligations.

         Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and overall industry conditions. Cymer believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business over the next twelve months.*

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the ability to recognize revenue when it is realized or realizable and earned. Subsequently, the Staff issued SAB 101B, which delayed the required implementation until the fourth fiscal quarter for years beginning after December 15, 1999. SAB 101 requires companies currently not in compliance to retroactively apply the SAB to all periods presented. Cymer is evaluating the impact of the adoption of SAB 101 and does not anticipate that it will have a material impact on Cymer's financial condition or results of operations.

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

         A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, they accounted for approximately 88%, 74% and 78% of Cymer's total revenues in 1998, 1999, and the nine months ended September 30, 2000, respectively. Individually, sales to ASM Lithography, Canon and Nikon accounted for approximately 33%, 17% and 24%, respectively, of total revenues in 1999 and 31%, 18% and 29%, respectively, of total revenues for the nine months ended September 30, 2000. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

NEED TO MANAGE A CHANGING BUSINESS

         In recent years, in response to business cycles in the semiconductor industry, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. As of September 30, 2000, Cymer had 879 employees. Cymer has substantially expanded its facilities and manufacturing capacity. For example, since December 31, 1996 Cymer has occupied three additional buildings covering approximately 187,000 square feet. In a cyclical environment of dramatic growth or contraction, Cymer will need:

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

COMPETITION

         LAMBDA-PHYSIK AND GIGAPHOTON

         Cymer currently has two significant competitors in the market for excimer laser systems for photolithography applications:

         -        Lambda-Physik and

         -        Gigaphoton (Komatsu and Ushio).

On July 10, 2000 Ushio and Komatsu announced the combination of their excimer laser business into a joint venture to be known as Gigaphoton Inc.

Both of these companies:

         -        are larger than Cymer,

         - have access to greater financial, technical and other resources than does Cymer, and

         - are located in closer proximity to Cymer's customers than is Cymer.

Cymer believes that Lambda-Physik and Gigaphoton are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified competitors' lasers for use with their products. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

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

RISK OF EXCESSIVE INVENTORY BUILDUPS BY PHOTOLITHOGRAPHY TOOL MANUFACTURERS

         Photolithography tool manufacturers constitute substantially all of Cymer's customers. Photolithography tool manufacturers sell their systems in turn to semiconductor manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturer can cause Cymer's customers to expand or reduce their orders for new laser systems as they try to manage their inventories to appropriate levels which better reflect their expected sales forecasts and production requirements. Cymer is working with its customers to better understand these issues. However, there can be no assurance that Cymer will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in Cymer's revenues and operating results in future periods as such inventories are brought into balance.

RISKS ASSOCIATED WITH IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SYSTEM

Cymer implemented a new corporate wide enterprise resource planning ("ERP") system to replace its old ERP system during the year 2000. The implementation and ongoing employee training of a new ERP system requires full commitment of management and the dedication and utilization of significant internal as well as external resources in managing the project, process redesigns and system integration. Historically, many companies have experienced difficulties in implementing ERP systems. These difficulties range from cost overruns, push-outs of implementation deadlines, process and operations gridlock, failure to execute operating plans, including inability to ship products for revenue, and abandonment of the effort altogether. Cymer must effectively manage its planning and execution of the implementation of the system and the training of personnel throughout the Company. Any failure to effectively manage Cymer's efforts or process and operations designs would materially adversely affect Cymer's financial condition and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         CYMER PATENTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of September 30, 2000, Cymer owned 87 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to May 2019. As of September 30, 2000, Cymer had also applied for 62 additional patents in the United States, 6 of which have been allowed. As of September 30, 2000, Cymer owned 64 foreign patents and had filed 221 patent applications pending in various foreign countries.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

         SIGNIFICANT INTERNATIONAL TRADE

         Cymer derived approximately 88%, 85% and 88% of its revenues in 1998, 1999 and the nine months ended September 30, 2000, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues.* In order to support its overseas customers, Cymer:

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

DISRUPTION OF ELECTRIC SERVICE

         California and particularly San Diego County, the location of Cymer's headquarters and primary manufacturing facility, has in the past experienced unusually hot and humid weather. This has caused Cymer's electric utility supplier to notify the company that it could be subject to blackouts of electric power. While Cymer has some back up power capability, any prolonged blackout or series of periodic blackouts could disrupt Cymer's production schedule. Any material disruption of electric service would have an adverse impact upon Cymer's financial performance.

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

         At September 30, 2000, Cymer had outstanding forward foreign exchange contracts to buy US$81.5 million for 8.6 billion yen under foreign currency exchange facilities with contract rates ranging from 101.83 yen to 108.72 yen per US$ and various expiration dates through December 2001.

INVESTMENT AND DEBT RISK

         Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes.* Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

         In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated (Notes) due August 6, 2004, with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer could not redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at September 30, 2000 was $185.1 million. As of December 31, 1999, $172.5 million in Convertible Subordinated Notes was outstanding, as compared to $172.3 million outstanding as of September 30, 2000.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         3.1      Bylaws of Cymer, as amended and restated.

         10.1     2000 Nonstatutory Stock Option Plan.

         10.2 Employment Agreement, dated June 1, 2000, by and between David Myers and Cymer.

         27.1     Financial Data Schedule (submitted for SEC use only)

         (b)      Reports on Forms 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CYMER, INC.
                                                   (Registrant)


Date:  November 10, 2000                    By:    /S/ WILLIAM A. ANGUS, III
                                                   -------------------------

                                                   William A. Angus, III
                                                   Sr. Vice President and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)