Form 10-K405
period 2000-12-31
CYMER INC
filed 2001-03-27
CIK 897067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         Commission File Number 0-21321

                                   CYMER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              33-0175463
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)




16750 Via Del Campo Court, San Diego, CA                           92127
----------------------------------------                    -------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $25 for shares of the registrant's Common Stock on March 23, 2001 as reported on the Nasdaq National Market, was approximately $715,636,850. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the Company became aware only through the filing of a
Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 23, 2001: 29,643,748.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: portions of registrant's proxy statement for its annual meeting of stockholders to be held on May 17, 2001.

                                   CYMER, INC.

                         2000 Annual Report on Form 10-K

                                TABLE OF CONTENTS


PART I...............................................................................................................1
        Item 1.   Business...........................................................................................1
        Item 2.   Properties........................................................................................12
        Item 3.   Legal Proceedings.................................................................................13
        Item 4.   Submission of Matters to a Vote of Security Holders...............................................13

PART II.............................................................................................................14
        Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..............................14
        Item 6.   Selected Financial Data...........................................................................14
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............15
        Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........................................31
        Item 8.   Financial Statements and Supplementary Data.......................................................32
        Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............32

PART III............................................................................................................32
        Item 10.  Directors and Executive Officers of the Registrant................................................32
        Item 11.  Executive Compensation............................................................................33
        Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................33
        Item 13.  Certain Relationships and Related Transactions....................................................33

PART IV.............................................................................................................33
        Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................33


                 CYMER is a registered trademark of Cymer, Inc.

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STRICTLY HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, REFERENCES TO MANUFACTURING ACTIVITIES; EXPECTED PRODUCT SALES AND DEVELOPMENT; SERVICE AND SUPPORT; RESEARCH AND DEVELOPMENT EXPENDITURES; EXPECTED PRODUCT DEVELOPMENT; EXPECTED INTERNATIONAL PRODUCT SALES, DEVELOPMENT AND REVENUE; ADEQUACY OF CAPITAL RESOURCES AND INVESTMENTS; EFFECTS OF THE SEMICONDUCTOR BUSINESS; COMPETITIVE POSITIONING; AND CONTINUING RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS FOR PRODUCT MANUFACTURING. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. THESE STATEMENTS ARE ONLY PREDICTIONS BASED ON CURRENT INFORMATION AND EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTIONS "BUSINESS," "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE CONTAINED IN THIS REPORT. CYMER ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Cymer is the world's leading supplier of excimer laser illumination sources, the essential light source for deep ultraviolet ("DUV") photolithography systems used in the manufacture of semiconductors. DUV lithography is a key enabling technology which has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today's most advanced semiconductor chips. Cymer's lasers are incorporated into step-and-repeat and step-and-scan photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. Cymer believes that its excimer lasers constitute a substantial majority of all excimer lasers incorporated in DUV photolithography tools. Cymer's customers include all five manufacturers of DUV photolithography systems: ASM Lithography, Canon, Nikon, SVG Lithography and Ultratech Stepper. Photolithography systems incorporating Cymer's excimer lasers have been purchased by each of the world's 20 largest semiconductor manufacturers: Advanced Micro Devices ("AMD"), Fujitsu, Hitachi, Hyundai, IBM, Infineon, Intel, Lucent, Matsushita, Micron, Mitsubishi, Motorola, NEC, Philips, Samsung, Sharp, Sony, ST Microelectronics, Texas Instruments, and Toshiba. Cymer is a Nevada corporation, incorporated on July 12, 1996.

PRODUCTS

         Cymer's products consist of photolithography light sources, replacement parts and service.

         PHOTOLITHOGRAPHY LASER PRODUCTS

         Cymer's photolithography lasers produce narrow bandwidth pulses of short wavelength light. The lasers permit very fine feature resolution and high throughput. Cymer has designed its lasers to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.

         248 nm KrF PRODUCT FAMILY

         6000 SERIES - The 6000 Series lasers represents Cymer's most advanced light sources within its 248 nanometer ("nm") Krypton Fluoride ("KrF") portfolio and is designed for the production of semiconductor devices down to 130 nm (0.13 micron) design rules and below.

         ELS-6010 - The newest addition to the 6000 Series, the ELS-6010 is a 20 watt KrF excimer laser with a repetition rate of 2500 Hertz ("Hz"). Designed for 200 milometer ("mm") and 300 mm lithography steppers and scanners with greater than 0.70 Numerical Aperture ("NA") lens designs, the ELS-6010 is designed to be a key enabler in the production of semiconductor devices with 130 nm and below design rules. The ELS-6010 delivers advanced line-narrowed spectral bandwidth of less than 0.5 picometer ("pm") Full Width Half Maximum ("FWHM") and less than 1.4 pm (95% energy integral). The

         ELS-6010, which is based on the production proven ELS-6000(TM), also incorporates power and chamber module advances for superior dose stability improving Critical Dimension ("CD") control and process yield.

         ELS-6000 - The production proven ELS-6000 is a 2000 Hz excimer laser designed for advanced 200 mm and 300 mm steppers and scanners for the production of devices with 180 nm and below geometries. The 20 watt ELS-6000 is designed for advanced optical systems with up to 0.70 NA lens designs. Incorporating advances in the laser chamber, pulse power and optics modules, the ELS-6000 enables significant improvements in throughput rates and CD control through its less than +0.4% energy dose stability, less than 0.6 bandwidth FWHM, and less than 2.0 pm bandwidth at 95% energy integral.

         5000 SERIES - With a repetition rate of 1000 Hz, this solid state pulse power KrF 248 nm excimer laser was engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in manufacturing semiconductors with 250 nm and smaller design rules. This series includes three models:

         ELS-5010 - Designed for steppers and scanners with numerical apertures as high as 0.7, the ELS-5010 provides 10 watts of output power, controls bandwidth to less than 2.0 pm at 95% energy integral, and delivers energy dose stability to less than +0.6%.

         ELS-5005 UPGRADE - Designed for the installed base of ELS-5000 lasers, the upgrade contains improved, longer lifetime ELS-5010 core modules and can lower the laser's cost of consumables (CoC) by up to 63% compared to its predecessor, the ELS-5000.

         ELS-5000 - The ELS-5000 delivers 10 watts of output power and is designed for stepper and scanner applications with optical designs requiring bandwidths of less than 0.8 pm.

         EX-5000 - With 15 watts of output power, this model is used for scanner applications with catadioptric lens designs.

         193 nm ArF PRODUCT FAMILY

         Cymer continues to develop, and offer for sale to its customers, its next generation argon fluoride ("ArF") excimer laser. The 193 nm ArF product line represents Cymer's most advanced light sources within the product portfolio and is designed for the production of semiconductor devices with design rules below 130 nm (0.13 micron).

         NANOLITH(TM)7000 - The NanoLith 7000 is currently being developed and has been offered to customers. The built-in laser metrology will provide pulse-to-pulse data acquisition and feedback control to minimize transient wavelength instabilities, thereby enhancing exposure latitude and CD-control. In actual tests, the new laser core technology revealed a potential for up to 80% cost of consumables (CoC) reduction compared to the ELX-5000A predecessor. Improved thermal management in the discharge chamber and optimized gas flow allows the NanoLith 7000 to deliver 20 watts. The NanoLith 7000 is built on an extended version of Cymer's highly reliable ELS-6000 platform.

         ELS-6010A - The ELS-6010A is a highly line-narrowed, high power 193 nm light source for lithography tools. The ELS-6010A has been designed to meet resolution image contrast, and wafer throughput requirements in semiconductor chip production at the less than 130 nm node. The shorter wavelength enables chip design to shrink, leading to higher processor speed, more memory per chip, and better yield per wafer. The ELS-6010A, 2kHz 10 watt ArF production laser for 193 nm step-and-scan tool provides leading edge optical performance. With a highly line-narrowed bandwidth, the ELS-6010A enables high contrast imaging from lithography scanners using NA lenses. The ELS-6010A ArF laser model incorporates new technological solutions in the area of laser discharge chamber and wavelength stabilization, and enables tighter control of exposure dose (less than +0.3%).

         ELX-5000A - With a repetition rate of 1000 Hz, this solid-state pulse power excimer laser series is engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in the manufacture of semiconductors with 250 nm and smaller design rules. Designed for steppers and scanners with numerical apertures as high as 0.70, the ELX-5000A provides 10 watts of output power, controls bandwidth to less than 2.0 pm at 95% energy integral, and delivers an energy dose stability to less than +0.6%.

          Cymer's lasers incorporate advanced software control and diagnostic systems. The control system provides users with on-line monitoring of laser operating conditions, with diagnostic readings (including flow rate, temperatures, pressures and light quality), that are automatically monitored by the photolithography tool's control system. Additionally, configurable parameters can be adjusted to optimize the laser's performance for each customer's system. A portable computer attached to the laser logs this data, automatically providing critical information about performance and reliability. The lasers are also designed for easy serviceability, with most major modules and components articulated for easy swing-out or roll-out motion to facilitate inspection and replacement.

         Revenues generated from laser systems amounted to approximately $145.7 million, $148.9 million, and $255.8 million during 1998, 1999, and 2000, respectively.

         REPLACEMENT PARTS

         Certain components and subassemblies included in Cymer's lasers require replacement or refurbishment following continued operation. For example, the discharge chamber of Cymer's lasers has an expected life of approximately one to seven billion pulses, depending on the model. Cymer estimates that a laser used in a semiconductor production environment will require one to two replacement chambers per year. Similarly, certain optical components of the laser deteriorate with continued exposure to DUV light and require periodic replacement. Cymer provides these and other spare and replacement parts for its photolithography lasers as needed by its customers. On a limited basis, Cymer also refurbishes and resells complete laser systems.

         Revenues generated from replacement parts amounted to approximately $34.8 million, $66.6 million, and $101.8 million during 1998, 1999, and 2000, respectively.

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

         Revenues generated from service and service contracts amounted to approximately $1.9 million, $2.9 million, and $7.4 million during 1998, 1999, and 2000, respectively.

CUSTOMERS AND END USERS

         Cymer sells its photolithography laser products to each of the five manufacturers of DUV photolithography tools:

             ASM Lithography            Nikon                Ultratech Stepper
             Canon                      SVG Lithography

         Cymer believes that maintaining and strengthening customer relationships will play an important role in maintaining its leading position in the photolithography market. Cymer works closely with its customers to integrate Cymer's products into their photolithography tools. Sales to ASM Lithography, Canon, and Nikon accounted for 30%, 19% and 28%, respectively, of total revenue in 2000.

          Revenues generated from customers within the United States amounted to $21.1 million, $33.0 million and $69.2 million during 1998, 1999 and 2000, respectively. Revenues generated from customers outside of the United States amounted to $164.0 million, $187.6 million and $298.2 million during 1998, 1999 and 2000, respectively.

          Revenues generated from customers located in Japan amounted to $88.6 million, $81.4 million and $156.1 million during 1998, 1999 and 2000, respectively. Revenues generated from customers located in the Netherlands amounted to $67.9 million, $76.7 million and $89.7 million during 1998, 1999 and 2000, respectively.

         End users of Cymer's lasers include the world's 20 largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating Cymer's lasers:



UNITED STATES                                     JAPAN                           TAIWAN/SOUTHEAST ASIA
-------------                                     -----                           ---------------------
Advanced Micro Devices                            ASET +                          1st Silicon
Atmel                                             Epson                           Chartered Semiconductor
Agilent                                           Fujitsu                         ERSO
Conexant Systems                                  Hitachi                         HNS
Cypress                                           KMT                             Macronix
Dominion Semiconductor                            Matsushita                      Mosel
HP                                                Mitsubishi Electric             Nan-Ya
IBM                                               NEC                             PSC
Integrated Device Technology                      Nippon Foundry                  ProMOS
Intel                                             Oki Electric                    SSMC
LSI Logic Corp.                                   Rohm                            Silicon Manufacturing Partners
Agere (Lucent/Cirent)                             Sanyo                           Silterra
Maxim Integrated Products                         Sharp                           Tech Semiconductor
Micron Technology                                 Sony                            TSMC
Micrus                                            Trecenti Technologies           UMC Group
Motorola                                          ToHoku Semicon                  USC
National Semiconductor                            Toshiba                         Vanguard International
SEMATECH +                                        SELETE +                        Winbond Group
Texas Instruments
VLSI                                              EUROPE
Wafertech                                         ------
White Oak
                                                  Altis Semiconductor
KOREA                                             C-NET
-----                                             Ericsson
                                                  IMEC +
Anam-TI                                           Infineon Technologies
ETRI +                                            Philips
Hyundai                                           ST Microelectronics
Samsung                                           Siemens


BACKLOG

         Cymer schedules production of lasers based upon order backlog and informal customer forecasts. Cymer includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, Cymer's backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2000, Cymer had a backlog of approximately $132.7 million compared with a backlog of $102.7 million at December 31, 1999.

-------------------
+ A semiconductor industry consortium.

MANUFACTURING

         Cymer's manufacturing activities consist of material management, assembly, integration and testing. These activities are performed in a 124,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of class 1000 clean room manufacturing and test space. In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more efficiently to customer demand, Cymer has outsourced the manufacturing of many of its subassemblies. Cymer's outsourcing strategy is exemplified by the modular design of Cymer's 5000 and 6000 series lasers, for which substantially all of the nonproprietary subassemblies have been outsourced. Cymer believes that the highly outsourced content and manufacturable design of the 5000 and 6000 series lasers allows for reduced manufacturing cycle times and increased output per employee.

         To improve current production efficiencies, costs, and manage overall manufacturing capacity, Cymer intends to continue to provide additional training to manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop its supplier management and engineering capabilities. Cymer is also increasingly relying on outside suppliers for the manufacture of various components and subassemblies used in its products and is dependent upon these suppliers to meet Cymer's manufacturing schedules. The failure by one or more of these suppliers to supply Cymer on a timely basis with sufficient quantities of components or subassemblies that perform to Cymer's specifications could affect Cymer's ability to deliver completed lasers to its customers on schedule.

          In addition to the manufacturing capacity at its facilities in San Diego, California, Cymer has qualified Seiko Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its photolithography excimer lasers. In order to ensure uniformity of product for all customers, Cymer maintains control of all work flow design, manufacturing processes, engineering changes and component sourcing decisions. Cymer manufactures and seals all core technology modules in San Diego. The original contract manufacturing agreement with Seiko expires in 2001, but will automatically renew every two years thereafter, unless one year's notice to terminate is given by either party. No notice to terminate has been received. Seiko began production of lasers for Cymer in the first quarter of 1997.

         Certain of the components and subassemblies included in Cymer's products are obtained from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of the components and subassemblies, including certain optical components used in Cymer's lasers. In addition, Cymer is increasingly outsourcing the manufacture of various subassemblies. To date Cymer has been able to obtain adequate supplies of the components and subassemblies used in the production of Cymer's laser systems in a timely manner from existing sources. If in the future Cymer is unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet Cymer's quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on Cymer's business, financial condition and results of operations.

SALES AND MARKETING

         Cymer's sales and marketing efforts have been predominately focused on DUV photolithography tool manufacturers. Cymer markets and sells its products through its own worldwide direct sales force. Cymer has developed product and applications engineering teams to support the account managers and Cymer's customers. Cymer believes that to facilitate the sales process it must work closely with and understand the requirements of semiconductor manufacturers, the end users of Cymer's products. Cymer visits major semiconductor manufacturers, and their representatives attend Company-sponsored seminars on advanced excimer photolithography. In Japan, Cymer sponsors an annual seminar with Seiko in conjunction with SEMICON Japan. This seminar has attracted representatives of semiconductor manufacturers from Japan, Korea, the United States and SEMATECH, as well as photolithography tool manufacturers and other photolithography process suppliers.

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

         Cymer's field engineers and technical support specialists are based at its San Diego headquarters, and at its four field service offices located throughout the United States. Support in Europe, Japan, Korea, Singapore and Southeast Asia are provided by Cymer's subsidiaries located within those regions. As part of its customer service, Cymer maintains an inventory of spare parts at each of its service facilities. As Cymer's installed base grows, replacement parts required to satisfy worldwide support requirements, as well as Cymer's own logistics support organization, will be subject to the fluctuating demands of the semiconductor industry. In order to meet these demands, Cymer must continue to effectively manage its production of component modules which are required for new systems as well as for support and warranty requirements.

         Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical and that it will not be able to depend solely on its customers to provide this specialized service. Therefore, Cymer believes it is essential to maintain, through its own personnel or through trained third party sources, a rapid response capability to service its customers throughout the world. Accordingly, Cymer has an ongoing effort to continuously develop its direct support infrastructure in Japan, Korea, Taiwan and Southeast Asia, Singapore, Europe and the United States. This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. There can be no assurance that Cymer will continue to attract qualified personnel to maintain these operations successfully or that the costs of such operations will not be excessive. A failure to effectively continue this worldwide support infrastructure could have a material adverse effect on Cymer's business, financial condition and results of operations.

         Cymer generally warrants its new laser products against defects in design, materials and workmanship for the earlier to occur of between 17 and 25 months from the date of shipment or 12 months after acceptance by the end user. The 6000 series laser products are warranted for the earlier to occur of between 24 and 26 months from the date of shipment or 24 months after acceptance by the end user.

RESEARCH AND DEVELOPMENT

         The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. Cymer believes that continued and timely development and introduction of new and enhanced laser products are essential for Cymer to maintain its competitive position. Cymer intends to continue to develop its technology and innovative products to meet customer demands. Current projects include enhancements to Cymer's KrF and ArF lasers and the development of the next generation of photolithography lasers. Other research and development efforts are currently focused on reducing manufacturing costs, lowering the cost of laser operation, enhancing laser performance, developing new features for existing lasers, and development of non-laser light sources.

         Cymer has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Research and development expenses for 1998, 1999, and 2000 were approximately $30.2 million, $34.5 million, and $45.4 million, respectively.

         In addition to funding its own research and development projects, Cymer has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH in order to develop advanced technology for current and future laser systems based on Cymer's core technology. Revenues generated from research and development contracts amounted to approximately $313,000, $399,000, and $1.2 million during 1998, 1999, and 2000, respectively.

         Cymer plans to expand outside the lithography sector of the semiconductor capital equipment industry by enhancing existing products, offering new products and developing new semiconductor applications. The acquisition of Active Control eXperts ("ACX") on February 13, 2001 provides Cymer with opportunities to enhance and develop new products through ACX's active structural control technology that can diagnose, design and implement a motion control solution for unwanted nano-motions. This technology may be applied to many types of equipment and enhance the platforms of tools. In addition, Cymer's agreement with Tuilaser AG ("Tuilaser") provides Cymer with opportunities to enhance existing products and explore other areas of semiconductor equipment applications.

INTELLECTUAL PROPERTY RIGHTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents and as of December 31, 2000, Cymer owned 95 United States patents covering certain aspects of technology associated with excimer lasers which expire from January 2008 to September 2019 and had applied for 66 additional patents in the United States, 11 of which had been allowed. As of December 31, 2000, Cymer also owned 80 foreign patents and had filed 226 patent applications in various foreign countries. There can be no assurance that Cymer's pending patent applications or any future applications will be approved, that any issued patents will provide it with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993, and Cymer has therefore lost the right to seek patent protection in those countries for certain of its inventions. Additionally, because foreign patents may afford less protection under foreign law than is available under United States patent law, there can be no assurance that any such patents issued to Cymer will adequately protect Cymer's proprietary information. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate Cymer's products or, if patents are issued to Cymer, design around the patents issued to Cymer.

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

         Cymer has also asserted certain of its U.S. patents against Komatsu when informed that Komatsu lasers might be integrated into steppers intended for shipment into the U.S. Cymer and Komatsu have been engaged in discussions with regard to each party's claims. Cymer has also engaged in discussions with Lambda-Physik regarding each party's patent claims. Those discussions might not be successful and litigation could result. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office. During 2000, Komatsu's lithography laser business was transferred to Gigaphoton, Inc., a joint venture of Komatsu and Ushio, Inc.

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

          Effective August 1, 1989 and lasting until the expiration of the licensed patents, Cymer entered into an agreement for a nonexclusive worldwide license to use or sell certain patented laser technology with Patlex Corp., a patent holding company ("Patlex"). Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its lasers, subject to an annual cap of $100,000 per year. During 1998, 1999 and 2000, royalty fees totaled $100,000 per year.

         Cymer has granted Seiko the exclusive right in Japan and the non-exclusive right outside of Japan to manufacture and sell Cymer's industrial high power laser and subsequent enhancements thereto. Cymer has also granted Seiko a right of first refusal to fund Cymer's development of, and receive a license to, new industrial laser technologies not developed with funding from other parties. In exchange for these rights, Cymer received up-front license fees of $3.0 million in aggregate during 1992 and 1993. Cymer was also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. Through 1999, Cymer earned no royalties under the agreement. The license agreement also provides that product sales between Cymer and Seiko will be at a 15% discount from the respective companies' list prices. The agreement terminates in August 2012. There has been no Seiko production or sales activity associated with this contract to date.

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

         Cymer currently has two competitors in the market for excimer laser systems for photolithography applications, Lambda-Physik ("Lambda-Physik"), a German-based subsidiary of

Coherent, Inc., and Gigaphoton (a joint venture of Komatsu, Ltd. and Ushio), located in Japan. Both of these companies are larger than Cymer, have access to greater financial, technical and other resources and are located in closer proximity to most of Cymer's customers. Cymer believes that Lambda-Physik and Gigaphoton are aggressively seeking to gain larger positions in the market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified these competitors' lasers for use with at least some of their products. As competitors successfully qualify their lasers for use with chipmakers, Cymer could lose market share and its growth could slow or even decline. In the future, Cymer will likely experience competition from post-optical technologies, such as Extreme Ultra Violet ("EUV") and scalpel processes. To remain competitive, Cymer believes that it will be required to manufacture and deliver products to customers on a timely basis and without significant defects and that it will also be required to maintain a high level of investment in research and development and sales and marketing. There can be no assurance that Cymer will have sufficient resources to continue to make the investments necessary to maintain its competitive position. There can be no assurance that larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, will not attempt to enter the market for excimer lasers. There can be no assurance that Cymer will remain competitive.

A failure to remain competitive would have a material adverse effect on Cymer's business, financial condition and results of operations.

EMPLOYEES

         On December 31, 2000, Cymer employed 898 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as Cymer is aware. Cymer has not experienced any work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS

         Set forth below is certain information regarding the executive officers of Cymer and their ages as of December 31, 2000.


                 NAME                    AGE                               POSITION
--------------------------------------- ----- ------------------------------------------------------------
Robert P. Akins.........................49    Chairman of the Board and Chief Executive Officer
Pascal Didier...........................42    President and Chief Operating Officer
William A. Angus, III...................54    Senior Vice President, Chief Financial Officer and Secretary
Wallace E. Breitman.....................61    Senior Vice President, Human Resources and Administration
Edward P. Holtaway......................45    Senior Vice President, Operations and Business Process
Brian Klene.............................43    Senior Vice President, Marketing and Business Development
Richard L. Sandstrom....................50    Senior Vice President, Chief Technology Officer
John Shin...............................45    Senior Vice President, Worldwide Customer Operations
Nancy J. Baker..........................38    Vice President, Finance and Treasurer
James Caltrider.........................47    Vice President, Manufacturing Order Fulfillment
Roger Green.............................54    Vice President, Strategic Initiatives
David Knowles...........................40    Vice President, Product Development
David Myers.............................44    Vice President, Technology Development
William Partlo..........................35    Vice President, Research and Development
Motohiko Tahara.........................58    President, Cymer Japan

         ROBERT P. AKINS, a co-founder of Cymer, has served as its Chief Executive Officer and Chairman of the Board since its inception in January 1986, and also as President from January 1986 to May, 2000. He currently serves on the board of directors of the Semiconductor Industry Suppliers Association (SISA), and on the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego. Mr. Akins received a B.S. in Physics and a B.A. in Literature in 1974, and a Ph.D. in Applied Physics in 1983, from the University of California, San Diego.

         PASCAL DIDIER has served as President and Chief Operating Officer since May 2000. He served as Senior Vice President, Worldwide Customer Operations from November 1997 until May 2000, and served as Vice President of Sales and Marketing from July 1997, when he joined Cymer, until November of that year. He served as Vice President of Worldwide Sales and Field Operations with GaSonics International, a semiconductor capital equipment manufacturer, from June 1995 to June 1997, and served in the additional capacity of Vice President of Asia/Pacific for that company from June 1995 to June 1996. Prior to that, Mr. Didier served for two years as Vice President of International Operations for Megatest Corporation, a semiconductor test equipment manufacturer. Mr. Didier holds a bachelor's degree in business and administration from the College de Paris VII and a bachelor's degree in electronics from the Institut Universitaire de Lyon.

         WILLIAM A. ANGUS, III has served as Senior Vice President and Chief Financial Officer and Secretary since February 1996. From July 1990 to February 1996, Mr. Angus served as Vice President of Finance and Administration. Previously he was the Executive Vice President and Chief Financial Officer of Avant Garde Computing Inc., a manufacturer of data communications network management systems. He received a bachelor's degree in economics from the Wharton School of the University of Pennsylvania in 1968.

         WALLACE E. ("WALLY") BREITMAN has served as Senior Vice President of Human Resources and Administration since January 2000. He joined Cymer in March 1999 as Vice President, Human Resources. Mr. Breitman has more than 20 years experience in the human resources field, and immediately prior to joining Cymer served as Vice President, Human Resources for Walker, Inc., a software and systems integration company located in San Francisco. Mr. Breitman has extensive experience in designing and implementing compensation, incentive, stock, and performance systems; training, development, and organizational development programs, international and expatriate programs, and positive employee relations and retention programs. He holds a bachelor's degree in literature and a master's degree in American Civilization, both from New York University.

         EDWARD P. ("TED") HOLTAWAY has served as Senior Vice President of Operations and Business Process since May 2000. He joined Cymer in July 1998 as Senior Vice President of Process Quality. For the previous 13 years, he developed processes for San Diego-based Brooktree Corp., a fabless semiconductor company acquired by Rockwell Semiconductor Systems in September of 1996. During his tenure there, Mr. Holtaway's executive posts included Director of Rockwell's San Diego operations from 1997 to 1998, Vice President and Managing Director of Brooktree's Singapore operations from 1995 to 1996, and Vice President of Corporate Quality from 1989 to 1995. Mr. Holtaway holds a bachelor's degree in electrical engineering from the New Jersey Institute of Technology, a master's degree in electrical engineering from the Polytechnic Institute of New York, and a master's degree in business administration from San Diego State University.

         BRIAN KLENE joined Cymer as Senior Vice President, Marketing and Business Development, in June 2000. Prior to joining Cymer, Mr. Klene served for two years as Vice President, Strategic Planning and Business Development at Chartered Semiconductor Manufacturing Ltd. in Singapore. From 1995 to 1997, he served as Executive Vice President, Sales and Marketing at Micron Electronics, Inc., Nampa, Idaho. Before that, he served as Director of North American Sales with Micron Technology, Inc., Boise, Idaho, from 1989 to 1994. He also served in a variety of sales and marketing positions of increasing responsibility with IBM Corp. in Los Angeles from 1979 to 1988. Mr. Klene holds a master's degree in business administration from the University of Southern California, and a bachelor's degree from The Citadel, Charleston, S.C.

         RICHARD L. SANDSTROM, Ph.D., a co-founder of Cymer, has served under the title of Senior Vice President and Chief Technology Officer since January 1999. Since Cymer's inception, he has served under various titles, such as Vice President of Advanced Research and Vice President of Technology, and has been instrumental in driving Cymer's technology forward. Dr. Sandstrom received a bachelor's degree in physics and a doctorate in engineering physics from the University of California, San Diego.

         JOHN SHIN has served as Senior Vice President, Worldwide Customer Operations since June 2000. He served as Vice President, Worldwide Customer Operations from September 1999 to June 2000, as Vice President of Worldwide Field Operations from April 1999 to September 1999, and as Vice President, Asia/Pacific Operations from March of 1998 to April of 1999. He joined Cymer as President,

Cymer Korea in May 1997. Immediately prior to joining Cymer, Mr. Shin served as President, Tencor Instruments Korea. From early 1993 to late 1996 he served as Country Manager, Korea for Watkins-Johnson Company. Before that, he served as a Sales Account Manager in Korea for Applied Materials, and earlier, served for six years as a Business Development Manager with Samsung America in Santa Clara, California. Mr. Shin holds a master's degree in computer science from Indiana University, and a bachelor's degree in business from Hankuk University of Foreign Studies, in Seoul, Korea.

         NANCY J. BAKER was appointed Vice President, Finance and Treasurer of Cymer in 1998. Ms. Baker, whose professional career spans more than fifteen years, joined Cymer in 1992 as Corporate Controller for its worldwide operations. In 1996, she was promoted to Director, Corporate Finance and Treasurer. Prior to joining Cymer, she held a variety of financial management positions with International Totalizator Systems, Inc., an international manufacturer of lottery and racetrack wagering systems. Ms. Baker received a Bachelor's degree in Accounting from the University of Texas at Austin and an Executive Master's degree in Business Administration from Harvard Business School.

         JAMES CALTRIDER, Ph.D., has served as Vice President of Manufacturing and Order Fulfillment since September of 1999, and served as Vice President of Manufacturing Systems from October of 1998 to September of 1999. Prior to joining Cymer Dr. Caltrider provided consulting services to a range of clients including Hewlett-Packard, Sprint, Robert Bosch and Andersen Consulting, while holding a faculty position in the Graduate School of Business at the University of San Diego and instructing in the Advanced Manufacturing Systems Program in the UCSD Graduate Engineering School. Dr.Caltrider also served as Director of Training and Development at Brooktree Corporation from 1990 to 1992. He holds a doctorate in Operations Research from the Colorado School of Mines, and a bachelor's degree in business administration from Michigan State University.

         ROGER L. GREEN has served as Vice President, Strategic Initiatives since January, 2001. From September, 1997, until December, 2000, he served as Cymer's Vice President of Knowledge Management and Chief Information Officer. He joined Cymer in July, 1997, as Director of after Market Operations - Europe. From August 1991 to June, 1997, Mr. Green served as Director of Enterprise Systems Management - Europe, as well as Vice President of Network Systems, with Boole & Babbage, Inc. , a leading supplier of IT enterprise management solutions. From 1986 to 1990 he served as Vice President of Customer Support for Avant-Garde Computing Inc., a manufacturer of data communications network management systems. Mr. Green graduated from Philadelphia University with a bachelor's degree in business administration in 1968.

         DAVID KNOWLES, Ph.D., has served as Vice President, Product Development since March, 2000. Since joining Cymer in 1997, he has held various positions including Manager of Optics Focus Factory and Program Manager for the ELS-5010, ELS-5000A and ELS-6010 development programs. Dr. Knowles served as a Physicist/Program Manager from 1994 to 1997 with Naval Research & Development
(NraD) in San Diego, where he was responsible for developing sensors using optical and spectroscopic techniques. From 1991 to 1994, he was a Research Fellow with the Centre for Lasers and Applications in Sydney, Australia, where he started and directed the mid-infrared solid-state laser laboratory. Dr. Knowles holds a doctorate in physics from the Massachusetts Institute of Technology (MIT). He also holds a bachelor's degree in applied engineering & physics from Cornell University in Ithaca, New York. Dr. Knowles has written 19 articles for various publications and conference proceedings, and has two patents in the application stage.

         DAVID MYERS has served as Vice President, Technology Development since September 1999. Previously, he served as Systems Group Director from January 1997 to March 1999. He joined Cymer in 1997 as Product Development Director. From 1988 to 1997, he served at Lawrence Livermore National Laboratory (LLNL), in Livermore, California, first as Programmatic Group Leader for laser diagnostic development, then as instrumentation systems group leader where he managed a diverse group of engineers and technologists developing a variety of remote sensing projects. From 1986 to 1988 he served as Engineering Development Project Manager at Ionscan, a unit of General Signal, in Fremont, California. Before that, he was a Design Engineer with the LLNL from 1978 to 1986. Mr. Myers has also been a consultant on electronics system design and problem resolution for a number of semiconductor equipment manufacturers, including Applied Materials, ETEC, and Process Diagnostics. He holds a bachelor's degree in electrical engineering from New Mexico State University at Las Cruces, and has done graduate work in electrical engineering at Stanford University. Mr. Myers has authored or co-authored more than 10 publications and holds six U.S. patents.

         WILLIAM PARTLO, Ph.D., has served as Vice President, Research and Development, since December, 1999. From March 1999 to December 1999, he served as Director of EUV Development, and was responsible for the development of an EUV radiation source for next generation semiconductor microlithography. From 1996 to March 1999, he served as a senior scientist, and from 1994 to 1996 as a Program Manager. Dr. Partlo joined Cymer in 1993 as a research scientist. Before that, he served as a staff scientist at GCA/TROPEL INC., in Rochester, New York. Dr. Partlo holds a doctorate and master's degrees, both in engineering, from the University of California, Berkeley, and a bachelor's degree in engineering from the University of Wisconsin, Madison.

         MOTOHIKO TAHARA, has served as President, Cymer Japan, Inc. since September 2000. Prior to joining Cymer, Mr. Tahara served for more than nine years with wholly owned subsidiaries or joint ventures of Applied Materials. From 1999 until joining Cymer, he served as Vice President and Japan Representative of AKT Inc., a wholly-owned subsidiary of Applied Materials, and the successor company to Applied Komatsu Technology, Inc., a joint venture between Applied Materials and Komatsu, where he served as Vice President for two years. From 1991 to 1997, he served in positions of increasing responsibility with Applied Materials Japan, Inc., where he rose to the position of Vice President. Prior to that, he served for five years as President of ULVAC-BTU Japan, a supplier of vertical furnaces and other equipment to the semiconductor industry. During the first 19 years of his career, he served in a variety of positions with Sumitomo Corporation, including one year as a Director of Sales and Marketing in a joint venture with GCA Corporation, and five years as a Director in the semiconductor manufacturing equipment division at Sumisho Electronics Systems. Mr. Tahara holds a bachelor's degree in mechanical engineering from Osaka University, Japan.

         Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of Cymer.

ITEM 2. PROPERTIES

         Cymer's corporate headquarters, manufacturing, engineering and R&D facilities are located in San Diego, California housed in multiple buildings totaling approximately 330,000 square feet. Three of the four buildings currently occupied are leased by Cymer under leases expiring between August 2002 and January 2010. In August 1999, Cymer began construction of a 135,000 square foot office and laboratory facility on 5.98 acres of land that it purchased in February 1999 adjacent to its current facilities. Upon completion of this facility in the fourth quarter of 2000, Cymer consolidated its San Diego operations into a three building main campus and one local off campus location. As a result of this consolidation process, Cymer was able to vacate and sublease its fifth leased building totaling 66,000 square feet. This facility was subleased to Phogenix, an HP/Kodak joint venture. In addition, Cymer has purchased a two parcel 5.97 acre undeveloped site adjacent to the existing campus for future expansion capabilities. Cymer also leases the following facilities for use as field service offices: a 400 square foot facility near Boston, Massachusetts under a lease expiring August 2002; a 1,857 square foot facility in Santa Clara, California under a lease expiring September 2002; a 1,627 square foot facility in Austin, Texas under a lease expiring October 2005, and a 1,857 square foot facility in Portland, Oregon expiring in April 2006. Cymer also leases the following for use as internationally located field service and sales offices: 13,831 square feet of facilities in Ichikawa, Japan under a renewable two-year lease expiring in June 2002; 807 square feet in Osaka Japan under a lease expiring in December 2001; 4,184 square feet in Pundang, Korea under a lease expiring August 2004; 4,821 square feet in Hsin Chu, Taiwan under a lease expiring June 2004; 1,866 square feet in United Square, Singapore under a lease expiring in May 2002; and 3,715 square feet in Maarssen, the Netherlands under a lease expiring in May 2004. Cymer intends to add additional field service offices as necessary to service and support its customers.

ITEM 3.  LEGAL PROCEEDINGS

         Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On January 22, 2001, the Court heard oral arguments on Cymer's motion to dismiss, but has not yet decided the motion. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of Cymer during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Cymer's Common Stock is publicly traded on the Nasdaq National Market under the symbol "CYMI". The following table sets forth, for the periods indicated, the high and low closing sales prices of Cymer's Common Stock as reported by the Nasdaq National Market.


Year ended December 31, 1999                                          High                    Low
---------------------------------------------                   ------------------     ------------------
   First quarter                                                     $29  3/8               $16    -
   Second quarter                                                    $25    -               $16  3/8
   Third quarter                                                     $38  1/8               $24  9/16
   Fourth quarter                                                    $47  11/16             $30  9/16

Year ended December 31, 2000
---------------------------------------------
   First quarter                                                     $65  1/4               $42  5/8
   Second quarter                                                    $57  3/4               $27  11/16
   Third quarter                                                     $50  7/8               $30  11/16
   Fourth quarter                                                    $30  1/4               $18  1/4


The closing sales price of Cymer's Common Stock on the Nasdaq National Market was $25 on March 23, 2001 and there were 308 registered holders of record as of that date.

Cymer has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with Cymer's consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.



                                                                        YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                        1996          1997         1998         1999        2000
                                                     -----------   -----------  -----------  ----------- -----------
                                                                               (IN THOUSANDS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues:
   Product sales                                        $62,510      $201,191     $184,828    $220,051     $366,280
   Other                                                  2,485         2,456          313         399        1,180
                                                     -----------   -----------  ----------- -----------  -----------
          Total revenues                                 64,995       203,647      185,141     220,450      367,460
                                                     -----------   -----------  ----------- -----------  -----------

Costs and expenses:
   Cost of product sales                                 35,583       123,654      125,713     143,105      187,579
   Research and development                              11,742        24,971       30,152      34,518       45,433
   Sales and marketing                                    5,516        11,992       14,528      16,742       20,098
   General and administrative                             4,270         8,586        9,487      13,101       22,618
                                                     -----------   -----------  ----------- -----------  -----------
          Total costs and expenses                       57,111       169,203      179,880     207,466      275,728
                                                     -----------   -----------  ----------- -----------  -----------
Operating income                                          7,884        34,444        5,261      12,984       91,732


                                                                        YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                       1996          1997         1998         1999          2000
                                                    ------------  ------------ ------------ ------------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense) - net                              (183)         112         (3,568)      (3,748)      (1,230)
                                                    ------------  ------------ ------------ ------------  -----------
Income before income tax provision (benefit)
   and minority interest                                 7,701       34,556          1,693        9,236       90,502
Income tax provision (benefit)                           1,191        8,639         (1,250)           -       26,246
Minority interest                                            -          141           (420)        (663)        (484)
                                                    ------------  ------------ ------------ ------------  -----------

Net income                                              $6,510      $26,058         $2,523       $8,573      $63,772
                                                    ------------  ------------ ------------ ------------  -----------
Basic earnings per share (1)                             $0.33        $0.92          $0.09        $0.31        $2.19
                                                    ============  ============ ============ ============  ===========
Weighted average common shares
   outstanding (1)                                      19,868       28,212         28,226       27,907       29,113
                                                    ============  ============ ============ ============  ===========
Diluted earnings per share (1)                           $0.29        $0.86          $0.09        $0.29        $2.07
                                                    ============  ============ ============ ============  ===========
Weighted average common and potential
   shares outstanding (1)                               22,420       30,267         29,566       29,640       30,758
                                                    ============  ============ ============ ============  ===========


                                                                        YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                       1996          1997         1998         1999          2000
                                                    ------------  ------------ ------------ ------------  ------------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                               $55,405       $51,903    $53,130       $75,765      $79,678
Working capital                                          84,743       202,539    198,645       213,121      278,546
Total assets                                            129,467       386,119    364,318       426,531      533,174
Total debt (2)                                            2,217       176,066    175,924       175,771      175,510
Treasury stock                                                -             -    (24,871)      (24,871)     (24,871)
Stockholders' equity                                     98,820       125,779    106,531       126,893      212,968


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

(2) Total debt includes indebtedness for convertible subordinated notes, and capital lease obligations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CYMER, INC. SHOULD BE READ IN CONJUNCTION WITH CYMER'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE CONTAINED IN THIS REPORT.

RESULTS OF OPERATIONS

         The following table sets forth certain items in Cymer's consolidated statements of income as a percentage of total revenues for the periods indicated:



                                                                              YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                      1998             1999              2000
                                                                  --------------   --------------    --------------
Revenues:
    Product sales                                                       99.8  %           99.8  %           99.7  %
    Other                                                                 .2                .2                .3
                                                                  --------------   --------------    --------------
        Total revenues                                                 100.0             100.0             100.0


Cost and expenses:
    Cost of product sales                                               67.9              64.9              51.0
    Research and development                                            16.3              15.7              12.4
    Sales and marketing                                                  7.9               7.6               5.5
    General and administrative                                           5.1               5.9               6.2
                                                                  --------------   --------------    --------------
       Total costs and expenses                                         97.2              94.1              75.1


Operating income                                                         2.8               5.9              24.9
Other (expense) - net                                                   (1.9)             (1.7)              (.3)
                                                                  --------------   --------------    --------------

Income before income tax provision (benefit)
   and minority interest                                                 0.9               4.2              24.6

Income tax provision (benefit)                                          (0.7)                -               7.1

Minority interest                                                       (0.2)             (0.3)             (0.1)
                                                                  --------------   --------------    --------------

Net income                                                               1.4   %           3.9  %           17.4  %
                                                                  ==============   ==============    ==============

Gross margin on product sales                                           32.0   %          35.0  %           48.8  %
                                                                  ==============   ==============    ==============


     YEARS ENDED DECEMBER 31, 1999 AND 2000

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

         Product sales increased 66% from $220.1 million in 1999 to $366.3 million in 2000, due primarily to improved market conditions and increased customer demand for lithography laser systems and spares. These changes in conditions accounted for increases in unit sales of DUV photolithography laser systems as well as increases in sales of spares, replacement parts, and services due to the higher installed base at chipmakers and increased utilization rates. A total of 302 laser systems were sold in 1999 compared to 494 laser systems sold in 2000 with average selling prices ("ASP") of $493,000 versus $518,000, respectively. These higher ASP's are a direct result of new model introductions which command higher pricing and their adoption into the market place. Revenues generated from replacement parts increased from $66.6 million in 1999 to $101.8 million in 2000; and revenues from service and service contracts increased from $2.9 million in 1999 to $7.4 million in 2000. Funded development revenues increased from $399,000 for 1999 to $1.2 million for 2000, primarily due to the timing of the addition and completion of certain programs.

         Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 85% and 81% of Cymer's sales in 1999 and 2000, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 37% and 42% of revenues in 1999 and 2000, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

         COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts associated with purchases of Cymer's products by the Japanese subsidiary for resale under firm third-party sales commitments.

         Cost of product sales rose 31% from $143.1 million in 1999 to $187.6 million in 2000 primarily in response to the increase in product sales. The gross margin on these sales increased from 35% in 1999 to 49% in 2000 primarily due to the increased volume of shipments absorbing fixed costs of production and the ongoing improvements with regards to cycle times and overall manufacturing and field support services processes. Charges related to obsolete inventory remained consistent between 1999 and 2000.

         Net gains or losses from foreign currency exchange contracts are included in cost of product sales in the consolidated statements of income as the related sales are recognized. Cymer recognized a net loss on such contracts of $3.0 million for the year ended December 31, 1999 and a $3.2 million net gain for the year ended December 31, 2000.

          RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 32% from $34.5 million in 1999 to $45.4 million in 2000, due primarily to the continued product development efforts associated with its ELS-6000 series laser system as well as ELS-6010 laser and ArF laser development. In addition, research and development expenses were higher in 2000 as compared to 1999 due to increased staffing levels to support multiple new product development efforts and allocated costs associated with the move from the pre-existing research and development facility into a new Cymer-owned facility, both located in San Diego, California. As a percentage of total revenues, such expenses fell from 15.7% to 12.4% in the respective periods due to the increase in Cymer's revenues as well as the increase in development expenditures throughout 2000. Cymer expects that research and development expenses will increase as Cymer continues to invest in the development of new products and product enhancements.

          SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing, and customer support staffs and other marketing expenses. Sales and marketing expenses increased 20% from $16.7 million in 1999 to $20.1 million in 2000, due primarily to increased staffing expenses, including recruiting costs associated with expanded operations in the areas of product marketing, new product development, and sales administration. As a percentage of total revenues, such expenses decreased from 7.6% to 5.5% as revenues increased from the prior year.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 73% from $13.1 million in 1999 to $22.6 million in 2000. This was due to continued process quality development efforts including the implementation and ongoing support of a new Enterprise Resource Planning ("ERP") which was completed in 2000 and the required general and administrative support activities. General and administrative expenses for 2000 also increased from those in 1999 due to the write-off of computer systems made obsolete by the new ERP system. Also included in general and administrative expenses for 2000 were additional allowances for outstanding trade accounts receivable and notes receivable totaling $1.4 million and costs associated with the endowment of two professorship chairs for a total of $750,000. As a percentage of total revenues, such expenses increased from 5.9% to 6.2% in the respective periods.

          OTHER INCOME (EXPENSE)- NET. Net other expenses decreased from $3.7 million for 1999 to $1.2 million for 2000. This decrease in net expenses was primarily due to an increase in interest income in 2000 associated with the investment of excess cash offset by foreign currency exchange losses in 2000 as compared to gains in 1999. Foreign currency exchange gain totaled $643,000, interest income totaled $7.3 million, and interest expense totaled $11.7 million for 1999, compared to a foreign currency exchange loss of $1.4 million, interest income of $10.8 million, and interest expense of $10.6 million for 2000.

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

         PROVISION FOR INCOME TAXES. The tax rate of zero and 29% reported in 1999 and 2000, respectively, reflect the tax benefits received from Cymer's Foreign Sales Corporation and U.S. tax credits.

     YEARS ENDED DECEMBER 31, 1998 AND 1999

         REVENUES. Product sales increased 19% from $184.8 million in 1998 to $220.1 million in 1999, due to a 61% increase in the sale of replacement parts and service for lasers in Cymer's installed chipmaker base as the semiconductor industry made a major recovery during 1999 and installed lasers and utilization rates increased. Additionally, higher average selling prices for new systems and the sale of upgrade packages to the installed base also contributed to revenue growth. A total of 341 laser systems were sold in 1998 compared to 302 laser systems in 1999. The decrease was primarily attributable to inventory management by Cymer's direct customers as well as market share gains of competitors. Revenues generated from replacement parts increased from $34.8 million in 1998 to $66.6 million in 1999; and revenues from service and service contracts increased from $1.9 million in 1998 to $2.9 million in 1999. Funded development revenues increased from $313,000 for 1998 to $399,000 for 1999, primarily due to the timing of the completion of certain programs.

         Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 88% and 85% of Cymer's sales in 1998 and 1999, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 48% and 37% of revenues in 1998 and 1999, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

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

           RESEARCH AND DEVELOPMENT. Research and development expenses increased 14% from $30.2 million in 1998 to $34.5 million in 1999, due primarily to increased product improvement efforts associated with the release of Cymer's 6000 series lasers, and the continued development of new laser products. As a percentage of total revenues, such expenses fell from 16.3% to 15.7% in the respective periods due to the increase in Cymer's revenues as well as the increase in development expenditures throughout 1999. Cymer expects that research and development expenses will increase in absolute dollars but not as a percentage of revenue in 2000 as Cymer continues to invest in the development of new products and product enhancements.

           SALES AND MARKETING. Sales and marketing expenses increased 15% from $14.5 million in 1998 to $16.7 million in 1999, due primarily to increased product management and sales support efforts and marketing infrastructure activities developed over the period. As a percentage of total revenues, such expenses decreased slightly from 7.9% to 7.6% as revenues increased from the prior year.

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

           OTHER INCOME (EXPENSE)- NET. Net other expenses of $3.6 million in 1998 remained consistent with net other expenses of $3.7 million in 1999 given comparable investment and debt balance between the years.

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

LIQUIDITY AND CAPITAL RESOURCES

           Since its initial public offering and a second public offering, both in 1996, Cymer funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated net proceeds of $167.3 million, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

           Cymer issued $172.5 million in aggregate principal amount in the subordinated note offering. The notes are due on August 6, 2004, with interest payable semi-annually on February 6 and August 6, beginning February 6, 1998, at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption. The notes are convertible at the holder's option into shares of Cymer Common Stock on or after November 5, 1997, at a conversion rate of 21.2766 shares per $1,000 principal amount. Cymer may redeem the notes, in whole or in part, at specified redemption prices. As of December 31, 2000, $172.3 million under the Notes was outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock.

            As of December 31, 2000, Cymer had approximately $79.7 million in cash and cash equivalents, $117.0 million in short-term investments, $9.0 million in long-term investments, and $8.7 million in bank debt. As of December 31, 2000, Cymer had $278.5 million in working capital.

             Net cash provided by operating activities was approximately $23.2 million, $46.8 million, and $55.5 million for 1998, 1999, and 2000, respectively. Cash provided by operations in 1998 was primarily due to increases in depreciation associated with the prior year's expansion efforts, offset by decreases in accounts receivable. Cash provided by operations in 1999 resulted from sustained depreciation, significant reductions in current liabilities, and an increase in net income offset by increases in accounts receivable. In 2000, cash provided by operating activities was primarily due to a significant increase in net income. Increases in inventory, accounts receivable, and income taxes payable resulted from the increased revenues and bookings in 2000 and were offset by increases in accounts payable and accrued and other liabilities during the year.

           Net cash used for investing activities was approximately $5.7 million, $30.9 million and $54.9 million in 1998, 1999 and 2000, respectively. Cash used for investing activities during 1998 and 1999 primarily reflects the purchase of various types of manufacturing and test equipment, research and development tools, and the addition of tenant improvements for the field support organizations and manufacturing facility, all in support of business expansion throughout the periods. For 1998 and 1999, the acquisition of property was offset by the timing of purchases and sales of investments during the same period. During 2000, cash used for investing activities continued to increase significantly from the 1998 and 1999 levels, primarily due to additional investments in property acquisitions to accommodate the increased business activities. In addition to equipment purchases, property acquisitions in 2000 included the construction of an additional facility at the San Diego, California location totaling $27.5 million, as well as the investment in a new ERP system totaling $6.3 million and the purchase of an additional undeveloped parcel of land adjacent to the San Diego, California facility for $5.0 million. In addition, $1.1 million in cash was used during 2000 for the acquisition of the minority interest in Cymer's Taiwan subsidiary.

           Net cash used for financing activities was approximately $13.5 million in 1998, whereas cash provided by financing activities was $12.9 million and $3.7 million for 1999 and 2000, respectively. In 1998, Cymer's financing activities used net cash of approximately $13.5 million primarily due to the $24.9 million repurchase of treasury stock offset by $10.1 million in bank loans for the period. In 1999, financing activities generated $12.9 million of net cash primarily from the exercise of employee stock options totaling $8.5 million, as well as a $4.9 million increase in net borrowings under a revolving loan and security agreement. For 2000, the $3.7 million net cash provided by financing activities was primarily due to $12.7 million from the exercise of employee stock options offset by payments made during the year on the revolving loan totaling $8.1 million.

           Cymer had forward foreign exchange contracts at December 31, 2000 to buy $76.9 million for 8.2 billion yen. The total unrecorded deferred gain and premium on these contracts as of December 31, 2000 was approximately $2.3 million and $1.1 million, respectively.

           On January 29, 1998, Cymer announced a program to repurchase up to $50.0 million of Cymer's common stock. As of December 31, 1998, Cymer purchased 2 million shares at a total cost of $24.9 million. No stock was repurchased during 1999 or 2000.

           Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer's products. Cymer believes that it has sufficient working capital and available banking arrangements to sustain operations and provide for the future expansion of its business during 2001.

     RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard, as amended, will become effective for Cymer for the first quarter of 2001. Interim reporting for this standard will be required. Cymer is in the process of assessing the effect of this standard on Cymer's current reporting and disclosures.

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

- the rate at which semiconductor manufacturers take delivery of photolithography tools from Cymer's customers and the rate at which those customers take delivery of lightsources from Cymer;

-    cyclicality in the market for semiconductor manufacturing equipment;

-    the timing and size of orders from Cymer's small base of customers;

- the ability of Cymer to manufacture, test and deliver laser systems in a timely and cost effective manner;

- the mix of laser models, replacement parts and service revenues in Cymer's total revenues;

- decrease in utilization rates of lasers, in addition to decrease in installed chipmaker base, decreases sales for replacement parts and services;

-    the ability of Cymer's competitors to obtain orders from Cymer's customers;

- the entry of new competitors into the market for DUV photolithography illumination sources;

- the ability of Cymer to manage its costs as it supplies its products in higher volumes and multiple models; and

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

         SEMICONDUCTOR MANUFACTURER DEMAND

         Cymer believes that semiconductor manufacturers are currently developing capability for production and pilot production of 0.18 um and below devices. Cymer also believes that the efforts to develop such capability are driving present demand for its laser systems for DUV photolithography tools. Once semiconductor manufacturers have acquired such capability, their demand for Cymer's DUV photolithography tools will depend on whether they want to expand their capacity further to manufacture such devices. This will in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV laser systems will depend on such demand and process development constraints of the semiconductor manufacturers.

         INDUSTRY CONDITIONS

         Cymer has sized its operations in response to rapidly changing industry conditions. Should conditions continue to deteriorate due to decreased capital spending and lessening of semiconductor demand, current operating levels may negatively impact profitable operations.

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

         A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, they accounted for approximately 88%, 74% and 77% of Cymer's total revenues in 1998, 1999, and 2000, respectively. Individually, sales to ASM Lithography, Canon and Nikon accounted for approximately 33%, 17% and 24%, respectively, of total revenues in 1999 and 30%, 19% and 28%, respectively, of total revenues in 2000. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

NEED TO MANAGE A CHANGING BUSINESS

         In recent years, in response to business cycles in the semiconductor industry, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. As of December 31, 2000, Cymer occupied 330,000 square feet of facilities and had 898 employees worldwide. In a cyclical environment of dramatic growth or contraction, Cymer will need to:

-    continue close management of these areas, and

-    improve its management, operational and financial systems, including

          - accounting and other internal management systems,

          - quality control,

          - order fulfillment,

          - field service and customer support capabilities, and

          - changing sales and marketing channels.

         Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction. Cymer will also need to manage effectively its international operations, including:

     - operations of its subsidiaries in Japan, Korea, Taiwan, Singapore and the Netherlands,

     - field service and support presence in Asia and Europe, and

     - the relationship with Seiko as a manufacturer of its photolithography lasers.

         Cymer must also effect timely deliveries of its products and maintain the product quality and reliability required by its customers. Any failure to effectively manage Cymer's growth or contraction would materially adversely affect Cymer's business, financial condition and results of operations.

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

COMPETITION

         LAMBDA-PHYSIK AND GIGAPHOTON

         Cymer currently has two significant competitors in the market for excimer laser systems for photolithography applications:

     - Lambda-Physik and

     - Gigaphoton (Komatsu and Ushio).

On July 10, 2000, Ushio and Komatsu announced the combination of their excimer laser business into a joint venture to be known as Gigaphoton Inc.

Both of these companies:

     - are larger than Cymer,

     - have access to greater financial, technical and other resources than does Cymer, and

     - are located in closer proximity to most of Cymer's customers than Cymer.

Cymer believes that Lambda-Physik and Gigaphoton are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified competitors' lasers for use with their products. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. and Europe. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

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

         Any one of these risks could have an adverse effect on Cymer's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

         Cymer is highly dependent on the services of a number of key employees in various areas, including:

     - engineering,

     - research and development,

     - sales and marketing, and

     - manufacturing.

In particular, there are a limited number of experts in excimer laser technology. There is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers that Cymer requires. Cymer has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. Cymer believes that, to a large extent, its future success will depend upon:

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

Impediments to such adoption include:

     - instability of photoresists used in advanced DUV photolithography, and

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

DISRUPTION OF ELECTRIC SERVICE

         California, the location of Cymer's headquarters, primary manufacturing facility, and a number of Cymer's suppliers, is experiencing significant problems in the operations of its electric utility infrastructure. This has caused Cymer and its suppliers' electric utility suppliers to notify companies that they could be subject to blackouts of electric power. Some of Cymer's suppliers have experienced disruptions in services. While Cymer has some back up power capability, any prolonged blackout or series of periodic blackouts could disrupt Cymer's production schedule. Any material disruption of electric service would have a material adverse impact upon Cymer's financial performance.

MAINTENANCE OF FIELD SERVICE AND SUPPORT ORGANIZATION

         Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to maintain through its own personnel or through trained third party sources, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer has an ongoing effort to continuously develop its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has historically experienced difficulties in effectively training field service personnel. Additionally, field service personnel often experience high turnover. Cymer might not be able to attract and train qualified personnel to maintain these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         CYMER PATENTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of December 31, 2000, Cymer owned 95 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to September 2019. As of December 31, 2000, Cymer had also applied for 66 additional patents in the United States, 11 of which have been allowed. As of December 31, 2000 Cymer owned 80 foreign patents and had filed 226 patent applications pending in various foreign countries.

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

         Cymer has notified its competitors and others of Cymer's United States patent portfolio. Cymer has specifically asserted certain of its U.S. patents against Komatsu when informed that Komatsu lasers might be integrated into steppers intended for shipment into the U.S. Cymer and Komatsu have engaged in discussions with regard to each party's claims. Those discussions might not be successful and litigation could result. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office. During 2000, Komatsu's lithography laser business was transferred to Gigaphoton, Inc., a joint venture of Komatsu and Ushio, Inc. Cymer has also been engaged in patent discussions with another competitor, Lambda-Physik, concerning allegations by each party against the other of possible patent infringement. These discussions also might not be successful and litigation could result.

         Any patent litigation initiated by Cymer, or initiated by Cymer's competitors against Cymer, would, at a minimum, be costly. Litigation could also divert the efforts and attention of Cymer's management and technical personnel. Both could have a material adverse effect on Cymer's business, financial condition and results of operations. Furthermore, in the future other third parties might assert other infringement claims, and customers and end users of Cymer's products might assert other claims for indemnification resulting from infringement claims. Such assertions, if proven to be true, might materially adversely affect Cymer's business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party's intellectual property rights. However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Any of these actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH MANUFACTURING IN JAPAN

         Cymer has qualified Seiko of Japan as a contract manufacturer of its photolithography lasers. Komatsu, a member of the Gigaphoton joint venture and competitor of Cymer, has advised Seiko that certain aspects of Cymer's lasers might infringe certain patents that have been issued to Komatsu in Japan. Komatsu has advised Seiko it intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for Cymer. In the event that, notwithstanding its manufacturing agreement with Cymer, Seiko determines not to continue manufacturing Cymer's products until resolution of the matter with Komatsu, Cymer's ability to meet any heavy demand for its products could be materially adversely affected. See -- "Uncertainty Regarding Patents and Protection of Proprietary Technology."

RISKS OF INTERNATIONAL SALES AND OPERATIONS

         SIGNIFICANT INTERNATIONAL TRADE

         Cymer derived approximately 88%, 85% and 81% of its revenues in 1998, 1999 and 2000, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, Cymer:

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

         Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

     - tariffs and other barriers,

     - difficulties in staffing and managing foreign subsidiary and branch operations,

     - currency exchange risks and exchange controls, or potentially adverse tax consequences, and

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

RISKS ASSOCIATED WITH EXPANDING PRODUCT OFFERINGS AND INTEGRATING ACQUIRED BUSINESSES

         The enhancement of Cymer's excimer laser products and their process capabilities, as well as the development and manufacture of new products to serve other semiconductor applications through strategic agreements and acquisitions of businesses will be required for Cymer to continue to improve its operational and financial growth. Cymer cannot be certain that it will be able to manage its growth, the acceleration of the development enhancements for existing technology and creating new technologies and products, or effectively integrate new products and applications into Cymer's current operations. Any of these risks could materially harm Cymer's business, financial condition and results of operations.

         In addition, the integration of acquired businesses will require additional management, technical and administrative resources. The risks involved with an acquisition may include, and are not limited to: diversion of management's attention, failure to retain key personnel, amortization of acquired intangible assets, client dissatisfaction or performance problems with an acquired firm, costs associated with acquisitions and the integration of acquired operations, and assumption of unknown liabilities, or other unanticipated events or circumstances. Any of these risks could materially harm Cymer's business, financial condition and results of operations. There can be no assurance that any business acquired will achieve anticipated revenues or operating results.

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

     - new products or new contracts by Cymer or its competitors,

     - developments with respect to patents or proprietary rights,

     - conditions and trends in the laser device and other technology industries,

     - changes in financial estimates by securities analysts,

     - general market conditions, and

     - other factors.

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. Cymer is currently in the process of defending such an action (see - "Legal Matters"). Such litigation can result in substantial costs and a diversion of management's attention and resources and therefore could have a material adverse effect on Cymer's business, financial condition and results of operations.

LEGAL MATTERS

         Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On January 22, 2001, the Court heard oral argument on Cymer's motion to dismiss, but has not yet decided the motion. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

         Even though Cymer believes the claim to be meritless and intends to vigorously defend the action, there can be no assurances that Cymer will be successful in ultimately defending and dismissing the action. Such litigation may result in Cymer being required to pay damages, incur substantial costs and divert management's attention and resources, and therefore could have a material adverse effect on Cymer's business, financial condition and results of operations.

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

         At December 31, 2000, Cymer had outstanding forward foreign exchange contracts to buy US$76.9 million for 8.2 billion yen under foreign currency exchange facilities with contract rates ranging from 101.95 yen to 110.60 yen per US dollar and which contracts expire on various expiration dates through December 2001.

INVESTMENT AND DEBT RISK

         Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.


         In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated (Notes) due August 6, 2004, with interest payable semi-annually on February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer could not redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at December 31, 2000 was $168.9 million. As of December 31, 1999, $172.5 million in Notes was outstanding, as compared to $172.3 million outstanding as of December 31, 2000. As of December 31, 1999 and 2000, $172.5 million and $172.3 million, respectively, under the Notes was outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included in Part IV Items 14(a)(1) and (2) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 31, 2000, Cymer dismissed Deloitte & Touche LLP as its independent accountants. The decision to dismiss Deloitte & Touche LLP and engage new auditors was recommended by the Audit Committee of Cymer's Board of Directors and was approved by Cymer's Board. Cymer believes there were no disagreements with Deloitte & Touche LLP within the meaning of Instruction 4 of
Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Cymer's financial statements for the years ended December 31, 1998 or 1999, which disagreement if not resolved to their satisfaction would have caused Deloitte & Touche LLP to issue an adverse opinion or a disclaimer of opinion, and neither report contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two most recent fiscal years, there have no reportable events (as defined in Item 304 of Regulation S-K) with Deloitte & Touche LLP. A letter from Deloitte & Touche LLP addressed to the Securities and Exchange Commission is included as Exhibit 16 to the Current Report on Form 8-K filed April 5, 2000. This letter states that Deloitte & Touche LLP agrees with the statements made by Cymer contained on such report on Form 8-K.

         On April 12, 2000, Cymer engaged KPMG LLP as its independent accountants to audit its consolidated financial statements for the year ending December 31, 2000.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding the identification and business experience of Cymer's directors under the caption "Nominees" under the main caption "Proposal 1 - Election of Directors" in Cymer's definitive Proxy Statement for the annual meeting of stockholders to be held, to be filed with the Securities and Exchange Commission within 120 days after the end of Cymer's fiscal year ended December 31, 2000, is incorporated herein by this reference. For information regarding the identification and business experience of Cymer's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to Cymer's executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Cymer's Proxy Statement is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation - Compensation of Directors," and "Executive Compensation - Compensation of Executive Officers" in Cymer's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in Cymer's Proxy Statement is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in Cymer's Proxy Statement is incorporated herein by this reference.

         With the exception of the information specifically incorporated by reference from Cymer's Proxy Statement in Part III of this Annual Report on Form 10-K, Cymer's Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Measurement Comparison" in Cymer's Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

                  (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Cymer, Inc. and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:

Description                                                            Page Number
Independent Auditors' Report - KPMG LLP........................................F-1
Independent Auditors' Report - Deloitte & Touche LLP...........................F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000...................F-3
Consolidated Statements of  Income for the Years Ended
         December 31, 1998, 1999 and 2000......................................F-4
Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1998, 1999 and 2000................................F-5
Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1999 and 2000......................................F-6
Notes to Consolidated Financial Statements.....................................F-8

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

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

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

             4.1 Preferred Shares Rights Agreement, dated as of February 13, 1998 between Cymer and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services L.L.C.) (incorporated herein by reference to Exhibit 1 to Cymer's Form 8-A, dated February 20, 1998).

             4.2 Indenture, dated as of August 6, 1997, by and among Cymer and State Street Bank and Trust Company of California, N.A., as trustee thereunder (incorporated herein by reference to Exhibit 4.1 to Cymer's Form 8-K, dated August 1, 1997).

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

                   Addendum No. 2 to the Seiko Agreement, dated February 21, 2000 (incorporated herein by reference to Exhibit 10.5 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).

             10.6 Loan Agreement, dated as of December 8, 1997, by and among Silicon Valley Bank and Bank of Hawaii, as co-lenders, and Cymer and Cymer Japan, Inc., as borrowers (the "Loan Agreement") (incorporated herein by reference to Exhibit
                   10.10 to Cymer's Annual Report on Form 10-K/A filed for the year ended December 31, 1997).

                   Amendment to the Loan Agreement, dated as of February 4, 1999 (incorporated herein by reference to Exhibit 10.6 to Cymer's Annual Report on Form 10-K for the year ended December 31,
                   1999).

                   Amendment to the Loan Agreement, dated as of September 22, 1999 (incorporated herein by reference to Exhibit 10.6 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).

                   Amendment to the Loan Agreement, dated as of February 4, 2000 (incorporated herein by reference to Exhibit 10.6 to Cymer's Annual Report on Form 10-K for the year ended December 31,
                   1999).

                   Amendment to Loan Agreement, dated as of February 3, 2001.

                   Corporate Guaranty, dated December 8, 1997, from Cymer to Silicon Valley Bank and Bank of Hawaii, as co-lenders (incorporated herein by reference to Exhibit 10.12 to Cymer's Annual Report on Form 10-K/A filed for the year ended December 31, 1997).

             10.7 1996 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.1 to Cymer's Registration Statement on Form S-8, Reg. No. 333-48242).

             10.8 1996 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

             10.9 1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to Cymer's Registration Statement on Form S-1 (as amended), Reg. No. 333-08383).

             10.10 Employment Agreement, dated October 1, 2000, by and between
                   Robert P. Akins and Cymer.

             10.11 Employment Agreement, dated November 26, 1997, by and between
                   William A. Angus, III and Cymer (incorporated herein by reference to Exhibit 10.17 to Cymer's Annual Report on form 10-K/A filed for the year ended December 31, 1997).

             10.12 Employment Agreement, dated October 1, 2000, by and between
                   Pascal Didier and Cymer.

             10.13 Employment Agreement, dated October 21, 1998, by and between
                   Edward P. Holtaway and Cymer (incorporated herein by reference to Exhibit 10.20 to Cymer's Annual Report on form 10-K filed for the year ended December 31, 1998).

             10.14 Employment Agreement, dated March 1, 2000, by and between
                   Wallace Breitman and Cymer (incorporated herein by reference to Exhibit 10.14 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).

             10.15 Description of Cymer Management Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).

             10.16 Cymer Deferred Compensation Plan, as amended and restated
                   (incorporated herein by reference to Exhibit 10.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31,
                   2000).

             10.17 Employment Agreement, dated May 8, 2000, by and between Brian
                   Klene and Cymer (incorporated herein by reference to Exhibit
                   10.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

             10.18 2000 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

             10.19 Employment Agreement, dated June 1, 2000, by and between
                   David Myers and Cymer (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

             16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated April 5, 2000 (incorporated herein by reference to Exhibit 16 to Cymer's current report on Form 8-K, dated March 31, 2000).

             21.1  Subsidiaries of Registrant.

             23.1  Independent Auditors' Consent - KPMG LLP.

             23.2  Independent Auditors' Consent - Deloitte & Touche LLP.

         (d) FINANCIAL STATEMENT SCHEDULES. See item 14, paragraph (a) (2), above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CYMER, INC.


Dated: March 23, 2001          By:  /s/ ROBERT P. AKINS
                                    ------------------------------------
                                    Robert P. Akins, Chief Executive Officer,
                                    and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ ROBERT P. AKINS                  Chief Executive Officer,
--------------------                 and Chairman of the Board
    Robert P. Akins                  (PRINCIPAL EXECUTIVE OFFICER)                               March 23, 2001



/s/ WILLIAM A. ANGUS, III            Senior Vice President, Chief
--------------------------           Financial Officer and Secretary
    William A. Angus, III            (PRINCIPAL FINANCIAL OFFICER)                               March 23, 2001



/s/ NANCY J. BAKER                   Vice President, Finance,
----------------------               Treasurer and Chief Accounting
Nancy J. Baker                       Officer
                                     (PRINCIPAL ACCOUNTING OFFICER)                              March 23, 2001


/s/ RICHARD P. ABRAHAM               Director                                                    March 23, 2001
-----------------------
Richard P. Abraham

/s/ KENNETH M. DEEMER                Director                                                    March 23, 2001
----------------------
Kenneth M. Deemer

/s/ MICHAEL R. GAULKE                Director                                                    March 23, 2001
----------------------
Michael R. Gaulke

/s/ WILLIAM G. OLDHAM                Director                                                    March 23, 2001
----------------------
William G. Oldham

/s/ PETER J. SIMONE                  Director                                                    March 23, 2001
---------------------
Peter J. Simone

/s/ JON D. TOMPKINS                  Director                                                    March 23, 2001
----------------------
Jon D. Tompkins


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cymer, Inc.:

We have audited the accompanying consolidated balance sheet of Cymer, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ KPMG LLP

    San Diego, California
    January 30, 2001,
      except as to Note 13
      which is as of February 13, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cymer, Inc.:


We have audited the accompanying consolidated balance sheet of Cymer, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ DELOITTE & TOUCHE LLP

    San Diego, California
    January 28, 2000

CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                    -----------------------------
ASSETS                                                  1999            2000
CURRENT ASSETS:
   Cash and cash equivalents                          $75,765         $79,678
   Short-term investments                              97,564         117,017
   Accounts receivable - net                           68,961          85,569
   Foreign exchange contracts receivable               21,706          34,276
   Inventories                                         51,409          76,887
   Deferred income taxes                               16,360          23,503
   Prepaid expenses and other assets                    3,110           4,571
                                                    -------------   -------------
          Total current asset                         334,875         421,501


PROPERTY AND EQUIPMENT - net                           56,921          91,080
LONG-TERM INVESTMENTS                                  19,760           8,984
DEFERRED INCOME TAXES                                   8,562           6,060
OTHER ASSETS                                            6,413           5,549
                                                    -------------   -------------
TOTAL ASSETS                                         $426,531        $533,174
                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $20,599         $23,471
   Accrued and other liabilities                       52,002          67,853
   Foreign exchange contracts payable                  24,276          31,612
   Income taxes payable                                 6,482          11,274
   Revolving loan                                      18,395           8,745
                                                    -------------   -------------
          Total current liabilities                   121,754         142,955

CONVERTIBLE SUBORDINATED NOTES                        172,500         172,335
OTHER LIABILITIES                                       3,271           3,175
MINORITY INTEREST                                       2,113           1,741
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000 shares;
     $.001 par value, no shares issued or
     outstanding                                            -               -
   Common stock - authorized 50,000,000 shares;
     $.001 par value, issued and outstanding
     28,435,000 and 29,496,000 shares                      28              29
     at December 31, 1999 and 2000, respectively
   Paid-in capital                                    125,623         145,996
   Treasury stock, at cost (2,000,000 common shares)  (24,871)        (24,871)
   Accumulated other comprehensive loss                (3,620)         (1,691)
   Retained earnings                                   29,733          93,505
                                                    -------------   -------------
          Total stockholders' equity                  126,893         212,968
                                                    -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $426,531        $533,174
                                                    =============   =============

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1998       1999       2000
REVENUES:
  Product sales                                   $184,828   $220,051   $366,280
  Other                                                313        399      1,180
                                                 ---------  ---------  ---------
           Total revenues                          185,141    220,450    367,460
                                                 ---------  ---------  ---------
COSTS AND EXPENSES:
  Cost of product sales                            125,713    143,105    187,579
  Research and development                          30,152     34,518     45,433
  Sales and marketing                               14,528     16,742     20,098
  General and administrative                         9,487     13,101     22,618
                                                 ---------  ---------  ---------
           Total costs and expenses                179,880    207,466    275,728
                                                 ---------  ---------  ---------
OPERATING INCOME                                     5,261     12,984     91,732
                                                 ---------  ---------  ---------

OTHER INCOME (EXPENSE):
  Foreign currency exchange gain (loss) - net          692        643     (1,379)
  Interest and other income                          7,384      7,327     10,785
  Interest and other expense                       (11,644)   (11,718)   (10,636)
                                                 ---------  ---------  ---------
           Total other expense - net                (3,568)    (3,748)    (1,230)
                                                 ---------  ---------  ---------

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)
   AND MINORITY INTEREST                             1,693      9,236     90,502

INCOME TAX PROVISION (BENEFIT)                      (1,250)         -     26,246
MINORITY INTEREST                                     (420)      (663)      (484)
                                                 ---------  ---------  ---------

NET INCOME                                          $2,523     $8,573    $63,772
                                                 ---------  ---------  ---------
EARNINGS PER SHARE:

  Basic:
    Earnings per share                               $0.09      $0.31      $2.19
                                                 ---------  ---------  ---------
    Weighted average common shares outstanding      28,226     27,907     29,113
                                                 ---------  ---------  ---------
  Diluted:
    Earnings per share                               $0.09      $0.29      $2.07
                                                 ---------  ---------  ---------
    Weighted average common and potential common
      shares outstanding                            29,566     29,640     30,758
                                                 ---------  ---------  ---------

See Notes to Consolidated Financial Statements.

CYMER, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

(IN THOUSANDS)                                                                ACCUMULATED
                                          COMMON STOCK                           OTHER                                  TOTAL
                                         --------------  PAID-IN   TREASURY  COMPREHENSIVE  RETAINED  STOCKHOLDERS'  COMPREHENSIVE
                                         SHARES  AMOUNT  CAPITAL    STOCK        LOSS       EARNINGS     EQUITY         INCOME
                                         ------  ------  --------  --------  -------------  --------  -------------  -------------
BALANCE, JANUARY 1, 1998                 28,724     $29  $109,367                  ($2,254)  $18,637      $125,779

   Exercise of common stock options and
      warrants                              365               638                                              638
   Issuance of employee stock purchase
      plan shares                            85             1,236                                            1,236
   Stock repurchase of treasury stock    (2,000)     (2)            (24,871)                               (24,873)
   Income tax benefit from stock
      options exercised                                       601                                              601
   Net income                                                                                  2,523         2,523          2,523
   Other comprehensive income:
      Translation adjustment, net of tax                                               441                     441            441
      Net unrealized gain on
         available-for-sale
         investments, net of tax                                                       186                     186            186
                                                                                                                    -------------
    Total comprehensive income                                                                                             $3,150
                                         ------  ------  --------  --------  -------------  --------  ------------  =============
BALANCE, DECEMBER 31, 1998               27,174     $27  $111,842  ($24,871)       ($1,627)  $21,160      $106,531

   Exercise of common stock options and
      warrants                            1,169       1     7,350                                            7,351
   Issuance of employee stock purchase
      plan shares                            92             1,183                                            1,183
   Income tax benefit from stock
      options exercised                                     5,248                                            5,248
   Net income                                                                                  8,573         8,573         $8,573
   Other comprehensive income:
      Translation adjustment, net of tax                                            (1,719)                 (1,719)       (1,719)
      Net unrealized gain on
         available-for-sale investments,
         net of tax                                                                   (274)                   (274)         (274)
                                                                                                                    -------------
    Total comprehensive income                                                                                             $6,580
                                         ------  ------  --------  --------  -------------  --------  ------------  =============
BALANCE, DECEMBER 31, 1999               28,435     $28  $125,623  ($24,871)       ($3,620)  $29,733      $126,893
   Exercise of common stock options and
      warrants                              992       1    11,046                                           11,047
   Issuance of employee stock purchase
      plan shares                            65             1,634                                            1,634
   Conversion of notes to equity              4               165                                              165
   Income tax benefit from stock
      options exercised                                     7,528                                            7,528
   Net income                                                                                 63,772        63,772         63,772
   Other comprehensive income:
      Translation adjustment, net of tax                                             1,784                   1,784          1,784
      Net unrealized loss on
         available-for-sale investments,
         net of tax                                                                    145                     145            145
                                                                                                                    -------------
    Total comprehensive income                                                                                            $65,701
                                         ------  ------  --------  --------  -------------  --------  ------------  =============
BALANCE, DECEMBER 31, 2000               29,496     $29  $145,996  ($24,871)       ($1,691)  $93,505      $212,968
                                         ======  ======  ========  ========  =============  ========  ============

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                   1998        1999         2000
OPERATING ACTIVITIES:
  Net income                                        $2,523      $8,573      $63,772
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 16,001      18,463       19,197
      Minority interest                                420         663          484
      Provision for deferred income taxes           (1,683)     (2,899)         493
      Loss on disposal and impairment of
        property and equipment                         436         411        2,192
      Change in assets and liabilities:
        Accounts receivable - net                   12,865     (14,446)     (21,686)
        Foreign exchange contracts receivable       12,022       2,601      (15,791)
        Inventories                                 (2,110)        636      (27,641)
        Prepaid expenses and other assets             (331)        616       (1,057)
        Accounts payable                           (12,815)     11,890        3,059
        Accrued and other liabilities                5,344      19,044       16,792
        Foreign exchange contracts payable          (5,664)     (3,014)      10,532
        Income taxes payable                        (3,789)      4,234        5,130
                                                  ---------   ---------    ---------
           Net cash provided by operating
             activities                             23,219      46,772       55,476
                                                  ---------   ---------    ---------
INVESTING ACTIVITIES:
  Acquisition of property and equipment            (19,621)    (22,195)     (55,269)
  Purchases of investments                         (74,604)   (126,980)    (173,044)
  Proceeds from sold or matured investments         88,571     118,228      174,548
  Acquisition of minority interest                        -           -      (1,104)
                                                  ---------   ---------    ---------
           Net cash used for investing
             activities                             (5,654)    (30,947)     (54,869)
                                                  ---------   ---------    ---------
FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving
    loan and security agreements                    10,083       4,938       (8,146)
  Proceeds from issuance of common stock             1,874       8,534       12,681
  Purchase of treasury stock                       (24,871)
  Dividends paid to minority shareholder of
    foreign subsidiary                                                         (183)
  Payments on capital lease obligations               (579)       (586)        (621)
                                                  ---------   ---------    ---------
           Net cash provided by (used in)
             financing activities                  (13,493)     12,886        3,731
                                                -----------  ----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                  (2,845)     (6,076)        (425)
                                                -----------  ----------  -----------
                                                                         (continued)

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                      YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                     1998        1999        2000
NET INCREASE IN CASH AND CASH EQUIVALENTS            1,227      22,635        3,913
CASH AND CASH EQUIVALENTS AT BEGINNING
  YEAR                                              51,903      53,130       75,765
                                                -----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $53,130     $75,765      $79,678
                                                ===========  ==========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                     $6,617      $6,744       $6,942
                                                ===========  ==========  ===========
  Income taxes paid                                 $4,205      $2,368      $17,987
                                                ===========  ==========  ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations incurred
    for property and equipment                        $102           -            -
                                                ===========  ==========  ===========
  Conversion of subordinated notes to equity             -           -         $165
                                                ===========  ==========  ===========

See Notes to Consolidated Financial Statements

CYMER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - Cymer, Inc., and its wholly-owned and majority-owned subsidiaries, (collectively, "Cymer" or the Company) is engaged primarily in the development, manufacturing and marketing of excimer lasers for sale to manufacturers of photolithography tools in the semiconductor equipment industry. Cymer sells its product to customers primarily in Japan, the Netherlands and the United States.

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

    ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    CASH EQUIVALENTS - Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less. As of December 31, 1999 and 2000, cash equivalents amounted to $75.8 million and $79.7 million, respectively.

    INVESTMENTS - Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value.

    INVENTORIES - Inventories are carried at the lower of cost (first-in, first-out) or market. Cost includes material, labor and manufacturing overhead costs.

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally three to five years). The Cymer owned building is depreciated over a useful life of twenty years. Leasehold improvements are amortized, using the straight-line method, over the shorter of the life of the improvement or the remaining lease term. Lasers built for internal use are capitalized and depreciated using the straight-line method over three years.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS FO BE DISPOSED OF - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such losses occurred in 1998 and 1999. The total amount of impairment losses incurred in 2000 was approximately $2.0 million and was primarily related to the write-off of certain tenant improvements in the Company's existing facilities as the Company moved to a new facility in 2000, and the write-off of computer systems made obsolete by the Company's new ERP system which was implemented in 2000. The loss of $2.0 million was reported in the general and administrative expenses in the consolidated statements of income.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued and Other Liabilities - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximates fair value because of the short maturity of those instruments.

      Investments - Investments are carried at fair value which is based on quoted market prices for such securities.

      Foreign Exchange Contracts - The fair value of foreign exchange contracts is determined using the quoted exchange rate (see "Foreign Exchange Contracts" below in Note 1).

      Convertible Subordinated Notes - Convertible Subordinated Notes are recorded at face value of $172.3 million and $172.5 million at December 31, 1999 and 2000, respectively. The fair value of such debt, based on quoted market prices at December 31, 1999 and 2000 was $205.1 million and $168.9 million, respectively.

      Revolving Loan - The carrying amount reported for the Company's revolving loan approximates its fair value because the underlying instrument bears interest at rates comparable to current rates offered to the Company for instruments of similar terms and risk.

    COMPREHENSIVE INCOME - Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by Cymer as a component of stockholders' equity.

    REVENUE RECOGNITION - Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Product sales include sales of lasers, replacement parts, and product service contracts. Other revenue primarily represents revenue earned from funded development activities and license fees. Such revenue is recognized on a basis consistent with the performance requirement of the agreements. Payments received in advance of performance are recorded as deferred revenue. Long-term contracts are accounted for on the percentage-of-completion method based upon the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete.

    In the fourth quarter of 2000, the Company implemented Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Effective as of January 1, 2000, SAB 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of this bulletin did not have an impact on the Company's results of operations.

    Research and development revenues totaled $313,000, $399,000 and $1,180,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    WARRANTY EXPENSE - Cymer generally warrants its products against defects for the earlier of 17 to 25 months from the date of shipment or 12 months after acceptance by the end-user. The 6000 Series laser products are warranted for the earlier to occur between 24 and 26 months from the date of shipment or 24 months after acceptance by the end user. Cymer accrues a provision for warranty expense for all products sold which is included in cost of product sales in the consolidated statements of income. The amount of the provision is based on actual historical expenses incurred and estimated probable future expenses related to current sales. Warranty costs incurred are charged against the provision.

    RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed in the period incurred.

    INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    Cymer recognized net gains from the above foreign currency exchange contracts of $4,547,000 and $3,156,000 for the years ended December 31, 1998 and December 31, 2000, respectively, and a net loss of $2,991,000 for the year ended December 31, 1999.

    Cymer had outstanding forward foreign exchange contracts at December 31, 2000 to buy $76.9 million for 8.2 billion yen under foreign currency exchange facilities with banks in Japan and the United States (see Note 4). The total unrecorded deferred gain and premium on these contracts as of December 31, 2000 was approximately $2.3 million and $1.1 million, respectively. Such contracts expire on various dates through December 2001.

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

    MAJOR CUSTOMERS AND RELATED PARTIES - Revenues from major customers are detailed as follows:

                                      YEAR ENDED DECEMBER 31,
                                -----------------------------------
                                   1998        1999         2000
    CUSTOMER                              (IN THOUSANDS)
    A                             $57,900     $53,201     $103,551
    B                              36,916      38,200       67,992
    C                              67,729      72,828      111,288
    D                              10,833      11,794        9,456


    Receivables from these customers totaled $47,682,000 and $65,111,000 at December 31, 1999 and 2000, respectively.

    Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 48%, 37% and 48% of revenues for the years ended December 31, 1998, 1999 and 2000, respectively. Revenues from a customer in the Netherlands accounted for 37%, 33% and 30% of revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

    Revenues from stockholders totaled $94,816,000, $91,401,000 for the years ended December 31, 1998 and December 31, 1999, respectively. There were no revenues from stockholders for the year ended December 31, 2000.

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

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1998        1999        2000
                                                  (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
   Net income                                  $2,523      $8,573     $63,772
                                            ==========  ==========  ==========
   Basic earnings per share                     $0.09       $0.31       $2.19
                                            ==========  ==========  ==========
   Basic weighted average common shares
     outstanding                               28,226      27,907      29,113
   Effect of dilutive securities:
     Warrants                                     111          36          19
     Options                                    1,229       1,697       1,626
                                            ----------  ----------  ----------
   Diluted weighted average common and
      potential common shares outstanding      29,566      29,640      30,758
                                            ==========  ==========  ==========
   Diluted earnings per share                   $0.09       $0.29       $2.07
                                            ==========  ==========  ==========

    For the years ended December 31, 1998, 1999 and 2000, weighted average options and warrants to purchase 2,364,000, 168,000 and 388,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the years ended December 31, 1998, 1999 and 2000, weighted average common shares attributable to Convertible Subordinated Notes of 3,670,213, 3,670,213 and 3,666,704, and related interest expense of $9,732,000, $9,732,000 and $9,721,000, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

    RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassified to conform to current period presentation.


                                                           DECEMBER 31,
                                                    -----------------------
    2.  BALANCE SHEET DETAILS                         1999          2000
                                                        (IN THOUSANDS)
    ACCOUNTS RECEIVABLE:
      Trade                                          $67,399       $80,210
      Notes and other                                  2,289         7,437
                                                    ----------    ---------
                                                      69,688        87,647
      Less allowance for doubtful accounts and
        notes                                           (727)       (2,078)
                                                    ----------    ---------
      Total                                          $68,961       $85,569

    INVENTORIES:
      Raw materials                                  $16,199       $22,101
      Work-in-progress                                18,661        29,308
      Finished goods                                  28,849        40,478
                                                    ----------    ---------
                                                      63,709        91,887
      Reserve for excess and obsolete                (12,300)      (15,000)
                                                    ----------    ---------
      Total                                          $51,409       $76,887
                                                    =======================

                                                          DECEMBER 31,
                                                    -----------------------
                                                      1999          2000
                                                         (IN THOUSANDS)
    PROPERTY - at cost:
      Land                                             4,123         9,080
      Building and capitalized interest                     -       27,528
      Furniture and equipment                        $46,069       $63,688
      Capitalized lasers                              19,558        24,637
      Leasehold improvements                          24,121        23,418
      Construction in process                          7,657         3,373
                                                    ----------    ---------
                                                     101,528       151,724
      Less accumulated depreciation and
        amortization                                 (44,607)      (60,644)
                                                    ----------    ---------
      Total                                          $56,921       $91,080

    ACCRUED AND OTHER LIABILITIES:
      Warranty and installation reserves             $24,600       $34,050
      Payroll and payroll related                     11,662        14,491
      Interest                                        11,371        15,052
      Other                                            4,369         4,260
                                                    ----------    ---------
      Total                                          $52,002       $67,853
                                                    ==========    =========

3.  INVESTMENTS

    Investments consist of the following:

                                                         DECEMBER 31,
                                                 -------------------------
                                                    1999          2000
                                                      (IN THOUSANDS)
Short-term:
   Municipal bonds                                  $25,091       $14,605
   Corporate bonds                                   23,204        32,429
   Commercial paper                                  28,005        55,746
   U.S. government agencies                          19,464        14,237
   Other                                              1,800             -
                                                 -----------   -----------

   Total                                            $97,564      $117,017
                                                 ===========   ===========
Long-term:
   Corporate bonds                                   $4,860        $8,984
   Municipal bonds                                   14,900             -
                                                 -----------   -----------

   Total                                            $19,760        $8,984
                                                 ===========   ===========

    Investments are recorded at fair value. Short-term investments mature within one year and long-term investments mature in one year to 18 months. See also "Investments" in Note 1.

4.  CREDIT FACILITIES

    REVOLVING LOAN AGREEMENTS - During 1999 and 2000, respectively, Cymer maintained a Loan Agreement (the "Agreement") which provided for an unsecured optional currency revolving loan facility with two banks to provide for combined borrowings of up to a maximum of $30 million in 1999 and $40 million in 2000. Under the Agreement, interest accrues on outstanding borrowings at TIBOR plus 2.00% in 1999 and in 2000. As of December 31, 1999 and 2000, there was $18.4 million and $8.7 million outstanding under this Agreement, at interest rates of 2.11% and 2.55%, respectively.

    The Agreement requires Cymer to maintain compliance with certain financial statement and other covenants, including tangible net worth, quick ratio and profitability requirements. As of December 31, 2000, Cymer was in compliance with all such covenants. Cymer did not renew this agreement, which expired on March 16, 2001, on which date the balance owing was paid in full.

    FOREIGN EXCHANGE FACILITIES - Cymer has foreign exchange facilities with a bank in Japan and a bank in the United States. See also "Foreign Exchange Contracts" in Note 1.

    The foreign exchange facility provides up to $57.5 million in 1999 and up to $100 million in 2000 to be utilized for spot and future foreign exchange contracts for periods of up to one year. $56.0 million and $76.9 million was being utilized under the foreign exchange facility as of December 31, 1999 and 2000, respectively. This facility is part of the Revolving Loan Agreements discussed above and is subject to the same covenants. This facility expired on March 16, 2001. Foreign exchange contracts outstanding under this facility as of March 14, 2001 were $62,365,000 with expiration dates through December, 2001.

5.  CONVERTIBLE SUBORDINATED NOTES

    In the third quarter of 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes (the "Notes") due August 6, 2004 with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the Notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer could not redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. As of December 31, 1999 and 2000, $172.5 million and $172.3 million, respectively, under the Notes was outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock.

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

    COMMON STOCK WARRANTS - At December 31, 2000, Cymer had warrants outstanding to purchase 20,000 shares of its common stock at a weighted average purchase price of $1.42 per share. The warrants expire in 2001.

    STOCK OPTION AND PURCHASE PLANS - Cymer has four plans as follows:

                                                  COMMON SHARES
                                                 DESIGNATED FOR
                                                    ISSUANCE
    (i)    1987 Stock Plan                          3,000,000
    (ii)   1996 Stock Option Plan                   6,900,000
    (iii)  1996 Employee Stock Purchase Plan          500,000
    (iv)   2000 Nonstatutory Stock Option Plan        500,000
                                                ----------------
             Total                                 10,900,000
                                                ================

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

    (ii) 1996 STOCK OPTION PLAN (THE "1996 STOCK PLAN") - The 1996 Stock Plan provides for the grant of incentive stock options within the meaning of
    Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to employees, directors and consultants of Cymer. Incentive stock options may be granted only to employees. The 1996 Stock Plan is administered by the Board of Directors or by a committee appointed by the Board of Directors, which determines the terms of options granted, including the exercise price and the number of shares subject to the option. The exercise price of incentive stock options granted under the 1996 Stock Plan must be at least equal to the fair market value of Cymer's common stock on the date of grant and the exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of Cymer's common stock on the date of grant. Options issued under the 1996 Stock Plan expire five to ten years after the options are granted and generally become exercisable ratably over a four-year period following the date of grant. This plan was amended in 1998 by the shareholders to increase the plan shares issuable from 3,000,000 to 4,250,000, again in 1999 to increase the shares issuable to 5,500,000, and again in 2000 to increase the shares issuable to 6,900,000.

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

    (iv) 2000 NONSTATUTORY STOCK OPTION PLAN ( THE "PLAN" ) - On August 16, 2000, Cymer adopted the 2000 Nonstatutory Stock Option Plan under which the maximum aggregate number of shares which may be sold and issued is 500,000. The shares may be authorized, but unissued, or reacquired common stock. Options may only be granted to employees or consultants who are neither directors nor officers. The Plan will be administered by the Board of Directors or a committee appointed by the

    Board of Directors, which will determine the terms of the options, including the exercise price and the number of options granted. The 2000 Nonstatutory Stock Option Plan will be in effect for ten years from the adoption by the Board of Directors unless terminated sooner under the terms of the Plan. The exercise price of the options granted under the Plan will equal the quoted market value of the common stock at the date of grant. Options issued under the 2000 Nonstatutory Stock Option Plan generally become exercisable ratably over a four year period following the date of grant.

        In 1996, Cymer had adopted a 1996 DIRECTOR OPTION PLAN (THE "DIRECTOR OPTION PLAN") whereby 200,000 shares were reserved for Board of Director option grants. There were 80,000 options issued under the Director Option Plan in 1997. The Director Option Plan was dissolved in October 1997 by the Board of Directors.

    Stock option transactions are summarized as follows (in thousands, except per share data):

                                                         WEIGHTED AVERAGE
                                              NUMBER OF   EXERCISE PRICE
                                               SHARES       PER SHARE
Outstanding, January 1, 1998                    4,047         $ 14.39
  Granted                                       1,731         $ 20.31
  Exercised                                      (359)        $  1.74
  Terminated                                   (1,351)        $ 25.90
                                              ---------

Outstanding,  December 31, 1998                 4,068         $ 14.21
  Granted                                       2,006         $ 27.95
  Exercised                                    (1,089)        $  6.74
  Terminated                                     (216)        $ 18.95
                                              ---------

Outstanding, December 31, 1999                  4,769         $ 21.47
  Granted                                       2,244         $ 38.46
  Exercised                                      (974)        $ 11.26
  Terminated                                     (302)        $ 26.68
                                              ---------

Outstanding, December 31, 2000                  5,737         $ 29.56
                                              =========

Exercisable, December 31, 2000                  2,119         $ 22.81
                                              =========

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

    The following table summarizes the impact had compensation cost been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                           1998           1999           2000
                                      -------------  ------------   -------------
      Impact on net income            ($15,228,000)  ($18,246,000)  ($27,251,000)

      Impact on earnings per share:
         Basic                          ($0.54)        ($0.65)       ($0.94)
         Diluted                        ($0.52)        ($0.62)       ($0.89)

      Estimated weighted average
       fair market value of options
       granted or shares purchased
       using the Black-Scholes
       pricing model:
             Options                    $11.57         $21.71        $27.86
             ESPP                        $9.00           $5.71       $15.40

      Weighted average assumptions:
            dividend yield                None          None           None
            volatility rate                85%           80%           87%
            risk free interest rates    4.07% to      4.56% to      5.10% -
                                          5.66%         6.27%         6.81%
            assumed forfeiture rate        5 %           5%             5%
            expected life - Options      5 years       7 years       7 years
                            ESPP        .5 years      .5 years      .5 years


    The following table summarizes information as of December 31, 2000 concerning currently outstanding and exercisable options:

                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
--------------------------------------------------------  --------------------------
                                    WEIGHTED
                                    AVERAGE      WEIGHTED                    WEIGHTED
  RANGE OF                         REMAINING      AVERAGE       NUMBER       AVERAGE
  EXERCISE           NUMBER       CONTRACTUAL    EXERCISE     EXERCISABLE   EXERCISE
   PRICES          OUTSTANDING        LIFE         PRICE                      PRICE
                                    (YEARS)
 $2.00 - $20.19     1,009,957          6.22        $16.40       649,696       $15.32
$20.50 - $21.03     1,012,890          6.35        $20.88       593,207       $20.86
$21.56 - $32.38     1,036,552          7.49        $25.05       507,515       $23.35
$32.63 - $37.00     1,283,245          9.12        $36.66       117,770       $35.41
$37.06 - $44.75       977,204          9.11        $39.39       218,438       $38.78
$45.00 - $60.00       417,435          9.39        $48.76        32,793       $46.77
                  ------------    -----------   ----------   -----------    ----------
                    5,737,283          7.84        $29.56     2,119,419       $22.81

    COMMON SHARES RESERVED - As of December 31, 2000, Cymer had reserved the following number of shares of common stock for issuance (in thousands):

       Issuance under stock option and purchase plans            923
       Exercise of common stock purchase warrants                 20
                                                           ----------
          Total                                                  943
                                                           ==========

    TREASURY STOCK - On January 28, 1998, Cymer's Board of Directors authorized Cymer to repurchase up to $50.0 million of Cymer's common stock from time to time on the open market or in privately negotiated transactions. During 1998, Cymer repurchased 2,000,000 shares at a cost of $24.9 million. No shares were repurchased during 1999 or 2000.

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

7.  INCOME TAXES

    The components of the provision for income taxes are summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1998          1999          2000
                                                     (IN THOUSANDS)
       Current income taxes:
         Federal                            ($751)       $4,961         $19,962
         State                                 10           829           4,457
         Foreign                            1,213         2,404           7,808
                                         -----------   -----------    ----------
       Total                                  472         8,194          32,227
                                         -----------   -----------    ----------

       Deferred income taxes:
         Federal                           (2,029)       (5,979)         (3,071)
         State                               (552)       (2,199)         (2,910)
         Foreign                              859           (16)              -
                                         -----------   -----------    ----------
       Total                               (1,722)       (8,194)         (5,981)
                                         -----------   -----------    ----------
       Income tax provision (benefit)     ($1,250)      $     -         $26,246
                                         ===========   ===========    ==========

    The income tax provision (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense (benefit). The items causing this difference for the period are as follows:

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                           1998           1999            2000
                                                     (IN THOUSANDS)
   Provision at statutory rate              $592         $3,233         $31,739
   Foreign provision in excess of
     Federal statutory rate                2,504            932          (1,434)
   State income taxes, net of Federal
     benefit                                (152)          (891)          1,006
   Foreign sales corporation benefit,
     net of Federal tax                   (3,270)          (709)         (4,469)
   Federal tax credits                      (499)        (2,389)         (1,150)
   Tax exempt interest, net of
     disallowed expenses                    (563)           (66)            (52)
   Miscellaneous/other items                 138           (110)            606
                                         --------        -------        --------

   Provision (benefit) at effective tax
     rate                                ($1,250)        $    -         $26,246
                                         ========        =======        ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cymer's net deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                     -------------------------
                                                        1999           2000
                                                          (IN THOUSANDS)
    Reserves and accruals not currently deductible    $17,496        $23,780
    Accrued Japanese enterprise tax                       386            752
    State taxes                                        (1,526)        (2,544)
    Tax credit carryforwards                            4,393          3,829
    Difference between book and tax basis of
       inventory and property and equipment             1,371          1,725
    Tax effect of foreign currency translation
     adjustments                                        2,205            901
    Other                                                 597          1,120
                                                     ------------   ----------
    Net deferred tax assets                            24,922         29,563
    Less: current portion                             (16,360)       (23,503)
                                                     ------------   ----------
    Net non-current deferred tax assets                $8,562         $6,060
                                                     ============   ==========

8.    COMMITMENTS AND CONTINGENCIES

   LEASES - Cymer leases certain facilities under non-cancelable operating leases. The lease terms are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms. Cymer also leases certain other facilities and equipment under capital and short-term operating lease agreements. The capital leases expire on various dates through 2003.

   Under the terms of an operating lease for an office building entered into in December 1996, Cymer had deposited approximately $2,224,000 in an escrow account in lieu of a security deposit for the premises. During 1999, the requirement to hold the deposit in escrow terminated and the funds were released to the general cash account.

   Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $4,043,000 $4,752,000 and $4,788,000 for the years ended December 31, 1998, 1999 and
   2000, respectively.

   The net book value of assets under capital leases at December 31, 1999 and 2000 was approximately $1,108,000 and $606,000, net of accumulated amortization of approximately $1,457,000 and $2,459,000, respectively.

   Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

    YEAR ENDING DECEMBER 31,                    OPERATING       CAPITAL

    2001                                            3,004           296
    2002                                            2,892            29
    2003                                            2,724             9
    2004                                            2,797             -
    2005                                            2,881             -
    Thereafter                                     12,354             -
                                              ------------  ------------
    Total                                         $26,652           334
                                              ============
    Less amount representing interest                               (11)
                                                            ------------
    Present value of minimum lease payments                         323
    Less current portion                                           (289)
                                                            ------------
    Long term obligations under capital leases                      $34
                                                            ============

    PATENT LICENSE AGREEMENT - Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented laser technology. Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained. Royalty fees totaled $100,000 in each of the years ended December 31, 1998, 1999 and 2000.

    EMPLOYEE SAVINGS PLAN - Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits. The Plan is available to substantially all full-time United States employees. Effective January 1, 1997 through December 31, 1999, Cymer matched 100% of each eligible employee's contributions, up to $500 per year. The Plan was amended effective January 1, 2000 to include a Cymer matching contribution of up to 4% of each participating employee's contribution, not to exceed $4,000 per year. Under the Plan, Cymer contributed $221,000, $199,000, and $1,496,000 for the years ended December 31, 1998, 1999, and
    2000, respectively.

    RETIREMENT PLAN - During 1996, Cymer Japan adopted a retirement benefit plan for all Cymer Japan employees and Japanese directors. The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law. In December 1998, Cymer Japan adopted a Retirement Allowance and Pension Plan accounted for using the book reserve method. Expense under these plans totaled

    $379,000, $298,000, and $500,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    CONTINGENCY - Cymer's Japanese manufacturing partner and at least one of Cymer's Japanese customers have been notified that Cymer's laser systems in Japan may infringe certain Japanese patents held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of counsel, that Cymer's products do not infringe any valid claim of the asserted patents or that it is entitled to prior user rights in Japan.

9.  CLASS ACTION LAWSUITS

    Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997 (the "Class Period"). The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On January 22, 2001, the Court heard oral argument on Cymer's motion to dismiss, but has not yet decided the motion. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

        STOCK PURCHASE AGREEMENT - The stockholder purchased 470,590 shares of Cymer's Series D Redeemable Convertible Preferred Stock at $4.25 per share with net proceeds to Cymer of $1,909,000. Such stock was converted to common stock in 1996 and was sold in 2000.

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

        The agreement terminates in August 2012. There was no activity under this agreement in 1998, 1999 and 2000.

        CONTRACT MANUFACTURING AGREEMENT - The stockholder has agreed to manufacture for Cymer another of its products. Cymer will be required to purchase a specified percentage of its total annual product, as defined, from the stockholder. The agreement expires in August 2001, and will automatically renew for two-year terms unless one year's notice is given by either party. Cymer made $13.9 million, $10.9 million and $10.6 million in purchases under this agreement in 1998, 1999 and 2000, respectively.

11. SEGMENT INFORMATION

    Cymer designs, manufactures and sells excimer laser systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors with critical features sizes. In accordance with SFAS No. 131, Cymer currently considers its business to consist of one reportable operating segment.

    GEOGRAPHIC INFORMATION

    Presented below is information regarding sales, income from operations, and identifiable assets, classified by operations located in the United States, Japan, Korea, Taiwan, Singapore and the Netherlands. Cymer sells its excimer lasers in Japan through Cymer Japan. Intercompany sales to the subsidiaries are primarily priced between 90% to 95% of the price of products sold to outside customers. All significant intercompany balances are eliminated in consolidation. The majority of consolidated costs and expenses are incurred in the United States and are reflected in the operating loss from the United States operations.

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                               1998          1999           2000
      Sales from:
         United States                       $93,144       $125,297       $173,979
         Japan                                88,571         81,445        156,064
         Korea, Taiwan, Singapore,
           and Netherlands                     3,426         13,708         37,417
                                           ------------  ------------  -------------
             Total                          $185,141       $220,450       $367,460
                                           ============  ============  =============
     Operating income (loss) :
        United States                       ($44,117)      ($30,958)       ($8,774)
        Japan                                 47,359         36,068         81,606
        Korea, Taiwan, Singapore,
           and Netherlands                     2,019          7,874         18,900
                                           ------------  ------------  -------------
             Total                            $5,261        $12,984        $91,732
                                           ============  ============  =============
     Identifiable assets:
        United States                       $287,871       $333,902       $405,388
        Japan                                 67,792         76,235         91,288
        Korea, Taiwan, Singapore,
           and Netherlands                     8,655         16,394         36,498
                                           ------------  ------------  -------------
             Total                          $364,318       $426,531       $533,174
                                           ============  ============  =============

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       QUARTERLY RESULTS OF OPERATIONS
                                 (IN THOUSANDS , EXCEPT FOR PER SHARE DATA)

                                         YEAR ENDED DECEMBER 31, 1999
                                 -----------------------------------------
                                     1ST       2ND       3RD      4TH
Revenues                           $40,092   $43,409   $58,934  $78,015
Gross profit                       $11,707   $14,983   $22,031  $28,224
Operating income (loss)            ($1,802)     $514    $4,714   $9,557
Net income (loss)                  ($2,298)  ($1,489)   $3,450   $8,910
Basic earnings (loss) per share     ($0.08)   ($0.05)    $0.12    $0.31
Diluted earnings (loss) per share   ($0.08)   ($0.05)    $0.12    $0.29

                                      YEAR ENDED DECEMBER 31, 2000
                                 -----------------------------------------
                                     1ST      2ND       3RD      4TH
Revenues                            $80,617  $86,251   $98,427  $102,166
Gross profit                        $34,381  $42,157   $47,871   $54,293
Operating income                    $15,330  $22,506   $24,584   $29,312
Net income                          $10,174  $15,275   $18,089   $20,233
Basic earnings per share              $0.35    $0.53     $0.62     $0.69
Diluted earnings per share            $0.33    $0.50     $0.58     $0.68

13. SUBSEQUENT EVENTS

    On February 13, 2001 - Cymer acquired the Cambridge, Massachusetts based company Active Control eXperts ("ACX") for an all-stock transaction totaling 1,025,000 common shares of Cymer stock. ACX is a leading developer, manufacturer and marketer of hardware, software and firmware solutions for vibrations and nano-motion control and currently has 38 employees. ACX provides active control solutions to original equipment manufacturers of precision manufacturing equipment where speed, accuracy and precision provide competitive advantage. ACX technology can be physically embedded, creating adaptive "smart structures" to intrinsically improve the stability and precision of nano-motion control in next-generation semiconductor capital equipment. Cymer's marketing strength, industry applications capability and worldwide service and support infrastructure will help to both fully develop the market potential of ACX's technology, and accelerate its penetration into the semiconductor marketplace.