Form 10-Q
period 2001-03-31
CYMER INC
filed 2001-05-15
CIK 897067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----    OF 1934

         For the Transition Period from __________ to ____________

                         Commission file number 0-21321

                                   CYMER, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                     33-0175463
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

16750 Via Del Campo Court, San Diego, CA                   92127
----------------------------------------               ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (858) 385-7300

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 11, 2001 was 30,517,657.

                                   CYMER, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                                       PAGE
PART I.        FINANCIAL INFORMATION

ITEM 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of December 31,
                  2000 and March 31, 2001                                                                 3

               Consolidated Statements of Income for the
                  three months ended March 31, 2000 and 2001                                              4

               Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and 2001                                              5

               Notes to Consolidated Financial Statements                                                 7

ITEM 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    13

ITEM 3.        Quantitative and Qualitative Disclosures About
                   Market Risk                                                                           29

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                                         30

ITEM 2.        Changes in Securities and Use of Proceeds                                                 30

ITEM 3.        Defaults upon Senior Securities                                                           31

ITEM 4.        Submission of Matters to a Vote of Security Holders                                       31

ITEM 5.        Other Information                                                                         31

ITEM 6.        Exhibits and Reports on Form 8-K                                                          31

SIGNATURE PAGE                                                                                           32


                          PART I. FINANCIAL INFORMATION


CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                                               DECEMBER 31,  MARCH 31,
                                                                               ------------  ---------
ASSETS                                                                             2000         2001
                                                                               -----------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  79,678    $ 156,458
   Short-term investments                                                         117,017       49,530
   Accounts receivable - net                                                       85,569       77,584
   Foreign currency forward exchange contracts                                      2,664        6,292
   Inventories                                                                     76,887       74,041
   Deferred income taxes                                                           23,503       23,461
   Prepaid expenses and other                                                       4,571        3,011
                                                                                ---------    ---------
          Total current assets                                                    389,889      390,377

PROPERTY - NET                                                                     91,080       90,527
LONG-TERM INVESTMENTS                                                               8,984           --
DEFERRED TAXES - NON-CURRENT                                                        6,060        5,053
GOODWILL - NET                                                                         --       12,206
INTANGIBLE ASSETS - NET                                                                --        1,385
OTHER ASSETS                                                                        5,549        5,280
                                                                                ---------    ---------
TOTAL ASSETS                                                                    $ 501,562    $ 504,828
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $  23,471    $  21,023
   Accrued and other liabilities                                                   67,853       60,441
   Income taxes payable                                                            11,274        9,454
   Revolving loan                                                                   8,745           --
                                                                                ---------    ---------
          Total current liabilities                                               111,343       90,918
                                                                                ---------    ---------
CONVERTIBLE SUBORDINATED NOTES                                                    172,335      172,335
OTHER LIABILITIES                                                                   3,175        3,135
MINORITY INTEREST                                                                   1,741        1,852
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock - authorized 5,000,000 shares; $.001 par value,
     no shares issued or outstanding                                                   --           --
   Common stock - authorized 50,000,000 shares; $.001 par value, issued and outstanding 29,496,000 and 30,343,000 shares
     at December 31, 2000 and March 31, 2001, respectively                             29           30
   Paid-in capital                                                                145,996      169,043
   Treasury stock, at cost (2,000,000 common shares)                              (24,871)     (24,871)
   Unearned compensation                                                               --       (4,300)
   Accumulated other comprehensive loss                                            (1,691)      (5,118)
   Retained earnings                                                               93,505      101,804
                                                                                ---------    ---------
          Total stockholders' equity                                              212,968      236,588
                                                                                ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 501,562    $ 504,828
                                                                                =========    =========


See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                            FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            --------------------------
                                                                                2000        2001
                                                                            --------------------------
REVENUES:
   Product sales                                                              $ 80,532    $ 90,652
   Other                                                                            85         545
                                                                              --------    --------
          Total revenues                                                        80,617      91,197
                                                                              --------    --------

COSTS AND EXPENSES:
   Cost of product sales                                                        46,151      48,030
   Research and development                                                     10,764      14,437
   Sales and marketing                                                           3,798       6,382
   General and administrative                                                    4,574       5,722
   Amortization of goodwill and intangible assets                                   --         465
   Purchased in-process research and development                                    --       5,050
                                                                              --------    --------

          Total costs and expenses                                              65,287      80,086
                                                                              --------    --------

OPERATING INCOME                                                                15,330      11,111
                                                                              --------    --------
OTHER INCOME (EXPENSE):
   Foreign currency exchange gain - net                                             18       1,605
   Interest and other income                                                     2,388       2,732
   Interest and other expense                                                   (2,909)     (2,906)
                                                                              --------    --------

          Total other income (expense) - net                                      (503)      1,431
                                                                              --------    --------

INCOME BEFORE INCOME TAX PROVISION
   AND MINORITY INTEREST                                                        14,827      12,542
                                                                              --------    --------

INCOME TAX PROVISION                                                             4,448       3,763
MINORITY INTEREST                                                                 (205)       (110)
                                                                              --------    --------

INCOME BEFORE CUMULATIVE CHANGE IN
   ACCOUNTING PRINCIPLE                                                         10,174       8,669
                                                                              --------    --------

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE                                           --        (370)
                                                                              --------    --------

NET INCOME                                                                    $ 10,174    $  8,299
                                                                              ========    ========

EARNINGS PER SHARE:
Basic earnings per share:
   Before cumulative change in accounting principle                           $   0.35    $   0.29
   Cumulative change in accounting principle                                        --    $  (0.01)
                                                                              --------    --------
   Basic earnings per share                                                   $   0.35    $   0.28
                                                                              ========    ========
   Weighted average common shares outstanding                                   28,711      29,954
                                                                              ========    ========

Diluted earnings per share:
   Before cumulative change in accounting principle                           $   0.33    $   0.28
   Cumulative change in accounting principle                                        --    $  (0.01)
                                                                              --------    --------
   Diluted earnings per share                                                 $   0.33    $   0.27
                                                                              ========    ========
   Weighted average common and common
     equivalent shares outstanding                                              31,166      30,776
                                                                              ========    ========


See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               --------------------------
                                                                                    2000        2001
                                                                               --------------------------
OPERATING ACTIVITIES:
   Net income                                                                   $  10,174    $   8,299
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative change in accounting principle                                         --          370
     Depreciation and amortization                                                  4,784        5,664
     Minority interest                                                                205          110
     Purchased in process research and development                                     --        5,050
     Provision for deferred income taxes                                               --          992
     Loss on disposal and impairment of property and equipment                         95          379
     Change in assets and liabilities - net of acquisition:
       Accounts receivable - net                                                   (1,656)       4,633
       Foreign currency forward exchange contracts                                 (2,263)      (4,098)
       Inventories                                                                 (5,451)      (1,700)
       Prepaid expenses and other assets                                             (648)      (1,880)
       Accounts payable                                                                43       (3,011)
       Accrued and other liabilities                                                1,884       (6,975)
       Income taxes payable                                                          (234)      (1,594)
                                                                                ---------    ---------

          Net cash provided by operating activities                                 6,933        6,239
                                                                                ---------    ---------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                          (12,148)      (3,685)
   Purchases of investments                                                       (50,555)     (18,195)
   Proceeds from sold or matured investments                                       53,071       94,711
   Cash acquired in acquisition of ACX                                                 --          603
   Acquisition of minority interest                                                (1,104)          --
                                                                                ---------    ---------

          Net cash provided by (used in) investing activities                     (10,736)      73,434
                                                                                ---------    ---------

FINANCING ACTIVITIES:
   Payments, net of borrowings, under revolving loan and security agreements           --       (8,518)
   Proceeds from issuance of common stock                                           5,283        2,177
   Payments on capital lease obligations                                             (143)        (133)
                                                                                ---------    ---------

          Net cash provided by (used in) financing activities                       5,140       (6,474)
                                                                                ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                  2,947        3,581
                                                                                ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,284       76,780
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                                  75,765       79,678
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  80,049    $ 156,458
                                                                                =========    =========


CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               --------------------------
                                                                                    2000        2001
                                                                               --------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                $   3,284    $   6,467
   Income taxes paid                                                            $   4,100    $   5,327
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES:

  Conversion of subordinated notes to equity                                    $     165           --
                                                                                =========    =========


See Notes to Unaudited Consolidated Financial Statements.

                                   CYMER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively "Cymer"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. "Cymer Japan", Cymer Singapore Pte Ltd. "Cymer Singapore", Cymer B.V. in the Netherlands "Cymer B.V.", Cymer Southeast Asia, Inc., in Taiwan "Cymer SEA", Active Control eXperts, Inc. "ACX", and its majority-owned subsidiary, Cymer Korea, Inc. "Cymer Korea". Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer SEA for $1,104,000. During the first quarter of 2001, Cymer acquired 100% of ACX for a total consideration of $24,751,000, which includes 689,000 common shares of Cymer stock and 336,000 stock options. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

         UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 2000. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------------
                                                                          2000                  2001
                                                                             (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)
      Net income                                                         $10,174          $       8,299
                                                                         =======          =============

      Basic earnings per share:

      Before cumulative change in accounting principle                   $  0.35          $        0.29
      Cumulative change in accounting principle                               --          $       (0.01)
                                                                         -------          -------------
      Basic earnings per share                                           $  0.35          $        0.28
                                                                         =======          =============
      Basic weighted average common shares
         outstanding                                                      28,711                 29,954

      Effect of dilutive securities:
         Warrants                                                             34                     18
         Options                                                           2,421                    804
                                                                         -------          -------------
      Diluted weighted average common and potential
         common shares outstanding                                        31,166                 30,776
                                                                         =======          =============

      Diluted earnings per share:

      Before cumulative change in accounting principle                   $  0.33          $        0.28
      Cumulative change in accounting principle                               --          $       (0.01)
                                                                         -------          -------------
      Diluted earnings per share                                         $  0.33          $        0.27
                                                                         =======          =============


         For the three months ended March 31, 2000 and 2001, weighted average options and warrants to purchase 12,000 and 3,011,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for each of the three months ended March 31, 2000 and 2001, weighted average common shares attributable to Convertible Subordinated Notes of 3,666,704 were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

         Included in the earnings per share calculations are outstanding shares and options that were issued in connection with the ACX acquisition on February 13, 2001. For the three month period ended March 31, 2001, 360,000 shares and 201,000 options issued in conjunction with the ACX acquisition are included in the basic and diluted weighted average shares outstanding, respectively.

         RECLASSIFICATIONS - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to current period presentation.

3.       BALANCE SHEET DETAILS


                                                         DECEMBER 31,  MARCH 31,
                                                            2000         2001
                                                          --------    --------
                                                             (IN THOUSANDS)
INVENTORIES:
   Raw materials                                          $ 22,101    $ 23,351
   Work-in-progress                                         29,308      28,740
   Finished goods                                           40,478      36,450
   Allowance for excess and obsolete inventory             (15,000)    (14,500)
                                                          --------    --------
   Total                                                  $ 76,887    $ 74,041
                                                          ========    ========



                                                                      DECEMBER 31,            MARCH 31,
                                                                          2000                  2001
                                                                    ------------------    ------------------
                                                                                (IN THOUSANDS)
      ACCRUED AND OTHER LIABILITIES:
         Warranty and installation reserves                            $  34,050             $  32,173
         Payroll and payroll related                                      14,491                12,091
         Interest                                                         15,052                11,149
         Other                                                             4,260                 5,028
                                                              ------------------    ------------------
         Total                                                         $  67,853             $  60,441
                                                              ==================    ==================


4.       REPORTING COMPREHENSIVE INCOME

         The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. For Cymer, comprehensive income includes gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized holding gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

         The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 2000 and March 31, 2001:


                                                             Total unrealized      Total gain or loss         Accumulated
                                                             gains (losses) on     on foreign currency           other
                                           Translation       available-for-sale     forward exchange        comprehensive
                                           adjustment           investments             contracts            income (loss)
                                          --------------     ------------------    --------------------     -----------------
January 1, 2000       Balance                 $ (3,581)                $  (39)                  $    -             $ (3,620)
                      Period net change          1,784                    145                        -                1,929
                                          --------------     ------------------    --------------------     -----------------
December 31, 2000     Balance                   (1,797)                   106                        -               (1,691)
                      Period net change         (3,672)                    45                      200               (3,427)
                                          --------------     ------------------    --------------------     -----------------
March 31, 2001        Balance                 $ (5,469)                $  151                   $  200             $ (5,118)
                                          ==============     ==================    ====================     =================


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

6.       ACQUISITION

         On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company Active Control eXperts, Inc. ("ACX") in an all-stock transaction which includes 689,000 common shares of Cymer stock and 336,000 stock options. ACX is a leading developer, manufacturer and marketer of hardware, software and firmware solutions for vibrations and nano-motion. ACX provides active control solutions to original equipment manufacturers of precision manufacturing equipment where speed, accuracy and precision provide competitive advantage. ACX technology can be physically embedded, creating adaptive "smart structures" to intrinsically improve the stability and precision of nano-motion control in next-generation semiconductor capital equipment. Cymer's marketing strength, industry applications capability and worldwide service and support infrastructure will help to both fully develop the market potential of ACX's technology, and accelerate its penetration into the semiconductor marketplace.

         The acquisition was accounted for using the purchase method of accounting. The total consideration for the purchase was approximately $24.8 million, which includes the value of the 689,000 shares of Cymer common stock issued and 336,000 stock options issued to effect the purchase. The details of the acquisition and the preliminary allocation of the purchase price, based upon the estimated fair values of the acquired assets and liabilities assumed and an independent appraisal of intangible assets consist of the following:


                                                                                  FAIR VALUE
                                                                                (IN THOUSANDS)
                                                                              --------------------
           CONSIDERATION:
            Purchase price - common stock                                                 $14,982

                Liabilities assumed                                                         2,998
                Employee options assumed                                                    5,889
                Capitalized transaction costs                                                 882
                                                                              --------------------

           Total consideration                                                            $24,751
                                                                              ====================

           Tangible assets                                                                  1,529

           Intangible assets:
                Existing technology                                                           640
                Assembled workforce                                                           790
                In-process research and development                                         5,050
                                                                              --------------------

            Total identifiable intangible assets                                            6,480
                                                                              ====================

           Goodwill - before unearned compensation                                         16,742

           Unearned compensation                                                            4,439
                                                                              --------------------

           Goodwill - after unearned compensation                                         $12,303
                                                                              ====================


              Cymer expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation at closing. Amounts allocated to existing technology, assembled workforce, and goodwill are being amortized on a straight-line basis over their estimated useful lives of four years. From the acquisition date through March 31, 2001, the amortization of existing technology, assembled workforce, and goodwill totaled approximately $429,000. In future quarters, the estimated amortization will be approximately $858,000 for the three month period.

              Unearned compensation of $4.4 million, related to unvested ACX options assumed by Cymer, is being amortized to compensation expense on a straight-line basis over the four year vesting period of the options. From the acquisition date through March 31, 2001, the amortization of unearned compensation approximated $139,000. In future quarters, the unearned compensation related to the unvested options assumed in the acquisition will approximate $278,000 for each quarter until the options are fully vested.

              The purchased in-process research and development ("IPR&D") totaling $5.1 million was expensed upon acquisition because the application of ACX's technology to semiconductor manufacturing was at a stage of development that required further research and development before reaching technological feasibility and commercial viability. In valuing the ACX IPR&D, consideration was given to key characteristics of the products under development, as well as the technology's life cycle, and the projects' stage of development. A discounted cash flow model was used to value the ACX IPR&D. This model included key assumptions on ACX's revenue growth, cost of goods levels, selling, general, and adminstrative ("SG&A") expenses, research and development ("R&D") expenses, and income tax rates, all over a four year projection period from 2001 through 2004. Included in these assumptions over the four year period were significant increases in revenue growth as compared to previous years and reductions in cost of goods, SG&A expenses and R&D expenses as a percentage of these higher projected revenues. These amounts were converted into estimated cash flows attributable to the technology to a present value equivalent using a 20% discount rate. The value of the ACX IPR&D was then calculated by summing these net present value amounts over the four year projection period, adding the tax amortization benefit, and applying a 70% percentage of completion factor for all IPR&D products. Estimates of time to complete, analysis of technological milestones, and other qualitative factors were considered to arrive at this percentage of completion factor.

              There are significant technological and commercial risks associated with ACX's technologies under development. These risks stem from the fact that the application of ACX's technologies to semiconductor manufacturing are in the early stages of development. There are significant risks associated with reaching the technological milestones on time and within budget. There are also commercial risks associated with the intellectual property limitations and market acceptance. Since ACX has patents pending but not yet granted, competitors may develop methods to compete with ACX's technologies. In addition, since it has only been since 1998 that ACX shifted its focus to the semiconductor manufacturing industry, the application of these technologies under development has not yet been verified. The market for semiconductor manufacturing equipment is highly competitive and is rapidly evolving. Many of the competitors within the industry are publicly-traded companies with strong financial resources to dedicate to R&D investments.

              Cymer believes that the assumptions used to value the acquired intangibles were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions on projected revenues, costs, expenses, product development costs, percentages to complete, or the events associated with such projects, will have the same outcomes as expected and estimated within the valuation models used. For these reasons, among others, actual results may vary from the projected results.

         The accompanying consolidated balance sheets and statements of income include the operations of ACX from the acquisition date. From the date of acquisition through March 31, 2001, ACX had revenues totaling $583,000 and a net loss of $345,000. The impact of ACX's results of operations to the consolidated results of operations for the three months ended March 31, 2001 was a decrease of $0.01 to both the basic and diluted earnings per share.

7.       ACCOUNTING CHANGE

         Cymer adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ( "SFAS 133" ) on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. Cymer uses foreign currency forward exchange contracts as a means of hedging foreign currency exposure associated with its Japanese operations. Due to the large volume of business that Cymer conducts in Japan, its Japanese operations pose the greatest foreign currency risk. Cymer manages this risk by entering into foreign currency forward exchange contracts to reduce the impact of currency fluctuations related to purchases of Cymer's inventories, mainly laser systems, by Cymer Japan for resale under firm third-party sales commitments. Prior to the adoption of SFAS 133, net gains or losses were recorded on the date the lasers were received by Cymer Japan (the transaction date) and were included in the cost of product sales in the consolidated statements of income at the same time that the related sales were consummated. By recording the transaction in this manner, Cymer was able to appropriately match revenue and expenses for each laser system sale from its Japanese office. Due to the extensive documentation and administration requirements of SFAS 133, Cymer does not currently qualify for hedge accounting treatment. Although Cymer's foreign currency forward exchange contracts are designated as cash flow hedges, Cymer cannot adopt hedge accounting treatment, which would result in accounting treatment similar to its previous accounting treatment, until all required documentation is completed and hedging criteria are met. Since SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, Cymer accounted for all of its foreign currency forward exchange contracts in this manner for the three months ended March 31, 2001. Upon adoption of SFAS 133 on January 1, 2001, Cymer recorded a loss to cumulative change in accounting principle of $370,000 and a net gain on the change in value of its foreign currency forward exchange contracts of $2.1 million for the three months ended March 31, 2001. This unrealized gain was recorded in other income (expense) on the accompanying consolidated statements of income. As part of the transition adjustment at January 1, 2001, Cymer also recorded a gain of $2.4 million to accumulated other comprehensive income on the balance sheet per SFAS 133 transition guidelines. Of the $2.4 million accumulated other comprehensive income, Cymer recognized a $2.2 million net gain on the underlying foreign currency forward contracts into cost of product sales during the quarter ended March 31, 2001. The remaining $0.2 million balance in other comprehensive income at March 31, 2001 is expected to be recognized into cost of product sales in the second quarter of 2001. Cymer is currently reviewing the requirements to adopt hedge accounting treatment and may pursue such treatment in the future.

8.       CONTINGENCIES

         Cymer's Japanese manufacturing partner and at least one of Cymer's Japanese customers have been notified that Cymer's laser systems in Japan may infringe certain Japanese patents held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of qualified Japanese counsel, that Cymer's products do not infringe any valid claim of the asserted patents or that it is entitled to prior user rights in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT STRICTLY HISTORICAL IN NATURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, REFERENCES TO MANUFACTURING ACTIVITIES; EXPECTED PRODUCT SALES AND DEVELOPMENT; SERVICE AND SUPPORT; RESEARCH AND DEVELOPMENT EXPENDITURES; EXPECTED PRODUCT DEVELOPMENT; EXPECTED INTERNATIONAL PRODUCT SALES, DEVELOPMENT AND REVENUE; ADEQUACY OF CAPITAL RESOURCES AND INVESTMENTS; EFFECTS OF THE SEMICONDUCTOR BUSINESS; COMPETITIVE POSITIONING; AND CONTINUING RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS FOR PRODUCT MANUFACTURING. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. THESE STATEMENTS ARE ONLY PREDICTIONS BASED ON CURRENT INFORMATION AND EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "RISK FACTORS" AND "LEGAL PROCEEDINGS," AND ELSEWHERE CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q. CYMER ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CYMER, INC. SHOULD BE READ IN CONJUNCTION WITH CYMER'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

RESULTS OF OPERATIONS

     The following table sets forth certain items in Cymer's consolidated statements of operations as a percentage of total revenues for the periods indicated:


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ------------------------------
                                                                                 2000              2001
Revenues:
   Product sales                                                                    99.9%             99.4%
   Other                                                                              .1                .6
                                                                              ------------      ------------
            Total revenues                                                         100.0%            100.0%
                                                                              ------------      ------------

Cost and expenses:
   Cost of product sales                                                             57.2              52.7
   Research and development                                                          13.4              15.8
   Sales and marketing                                                                4.7               7.0
   General and administrative                                                         5.7               6.3
   Amortization of goodwill and intangible assets                                       -                .5
   Purchased in-process research and development                                        -               5.5
                                                                              ------------      ------------
            Total costs and expenses                                                 81.0              87.8
                                                                              ------------      ------------

Operating income                                                                     19.0              12.2
Other income (expense) - net                                                         (.6)               1.5

Income before provision for
   income taxes and minority interest                                                18.4              13.7



                                                                                   THREE MONTHS ENDED
                                                                              ------------------------------
                                                                                        MARCH 31,
                                                                                 2000              2001
Provision for income taxes                                                            5.5               4.1
Minority interest                                                                     (.3)              (.1)
                                                                              ------------      ------------

Income before cumulative change in accounting principle                              12.6                9.5

Cumulative change in accounting principle                                               -                (.4)
                                                                              ------------      ------------

Net income                                                                           12.6%              9.1%
                                                                              ============      ============

Gross margin on product sales                                                        42.7%             47.0%
                                                                              ============      ============


THREE MONTHS ENDED MARCH 31, 2000 AND 2001

         REVENUES. Cymer's total revenues consist of product sales, which include sales of laser systems, spare parts, service and training. Other revenues include revenue from funded development activities performed for customers and for SEMATECH. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

         Product sales increased 13% from $80.5 million in the three months ended March 31, 2000 to $90.7 million in the three months ended March 31, 2001, primarily due to increased sales of DUV photolithography laser systems, replacement parts, and services. This increase in product sales was also attributable to increased average selling prices ("ASP") from period to period on Cymer's laser systems. ASP's for the period ended March 31, 2000 were $511,000 as compared to $516,000 for the three month period ended March 31, 2001. The increased revenues related to replacement parts and services are due to the continued increase in Cymer's installed base of lasers. Revenues from funded development projects increased from $85,000 for the three months ended March 31, 2000 to $545,000 for the three months ended March 31, 2001, primarily due to additional such revenues generated from the acquisition of the ACX business during the first quarter of 2001. Currently, the majority of ACX's revenues are generated from funded development projects and accounted for $397,000 of the total $545,000 funded development projects revenue for the three months ended March 31, 2001.

         Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 85%, 81% and 85% of Cymer's sales in 1999, 2000 and the first three months of 2001, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 37%, 42% and 47% of revenues for 1999, 2000 and the first three months of 2001, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

         COST OF PRODUCT SALES. Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead. Although Cymer was previously permitted to also account for foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer's products by its Japanese subsidiary for resale under firm third-party sales commitments within cost of product sales, this is no longer allowed under a newly adopted accounting pronouncement, SFAS 133, for those companies not qualified for hedge accounting. Cymer adopted SFAS 133 on January 1, 2001 and has not as of March 31, 2001 pursued the documentation required to adopt hedge accounting treatment. As a result, Cymer is now required to record changes in the value of its foreign currency forward exchange contracts directly through earnings in the other income (expense) on the consolidated statements of income on a monthly basis. During the transition period for the implementation of SFAS 133, the first quarter of 2001, Cymer was able to account for such gains and losses through cost of product sales for certain of these contracts which were in existence as of December 31, 2000. The transition adjustments recorded were made in accordance with SFAS 133 guidance.

         Cost of product sales increased 4% from $46.2 million for the three months ended March 31, 2000 to $48.0 million for the three months ended March 31, 2001 due primarily to the increase in sales of product and spare parts volume. The gross margin on these sales increased from 43% for the three months ended March 31, 2000 to 47% for the same three month period in 2001. This increase was primarily due to increased volume of shipments absorbing fixed costs of production and the ongoing improvements with regards to cycle times and overall manufacturing and field support services processes.

         For the three months ended March 31, 2000, net gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of income as the related sales were recognized. For the three months ended March 31, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. Cymer recognized net gains on such contracts of $746,000 and $2.2 million for the three months ended March 31, 2000 and 2001, respectively.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 34% from $10.8 million for the three months ended March 31, 2000 to $14.4 million for the three months ended March 31, 2001, due primarily to continued product development efforts associated with the ELS-6000 and ELS-6010 series laser systems as well as development efforts associated with ArF laser development which includes Cymer's most recent laser, the NanolithTM 7000. Research and development expenses were also higher during the first quarter of 2001 due to technology obsolescence charges resulting from the current pace of change in industry requirements as well as the additional research and development expenses associated with the ACX business. As a percentage of total revenues, such expenses increased from 13.4% to 15.8% in the respective periods.

         SALES AND MARKETING. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 68% from $3.8 million for the three months ended March 31, 2000 to $6.4 million for the three months ended March 31, 2001 due primarily to increased staffing expenses associated with expanded operations in the areas of product marketing, new product development, and sales administration as well as additional expenses incurred to support the sales and marketing organizations internationally. As a percentage of total revenues, such expenses increased from 4.7% to 7.0% from period to period.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 25% from $4.6 million in the three months ended March 31, 2000 to $5.7 million for the three months ended March 31, 2001. This was due primarily to additional support activities required as a result of increased business levels from period to period as well as the addition of the ACX business during the first quarter of 2001. As a percentage of total revenues, such expenses increased from 5.7% to 6.3% in the respective periods.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. Purchased in-process research and development expenses consist primarily of costs associated with the acquisition of a company and its in-process research and development projects. There were no such expenses incurred during the period ended March 31, 2000 as compared to $5.1 million for the period ended March 31, 2001. These expenses for the period ended March 31, 2001 are due to the acquisition of ACX and represent the fair market value of ACX's development projects associated with the application of its technology to the semiconductor market. As of the date of the ACX acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability.

         OTHER INCOME (EXPENSE) - NET. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. For the three months ended March 31, 2000, net other expense totaled $503,000 as compared to net other income of $1.4 million for the three months ended March 31, 2001. This change from net other expense to net other income was primarily due to gains associated with the change in value of foreign currency forward exchange contracts and the new SFAS 133 treatment of foreign exchange contracts in 2001. Foreign currency exchange gains totaled $18,000, interest income totaled $2.4 million, interest expense totaled $2.9 million, and other expense totaled $94,000 for the three months ended March 31, 2000, compared to an exchange gain of $1.6 million, interest income of $2.7 million, interest expense of $2.9 million, and other income of $36,000 for the three months ended March 31, 2001.

         Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its purchase commitments to Cymer. In 2001, with the adoption of SFAS 133, the gains or losses resulting from the change in the value of these contracts are recorded as other income (expense) in the consolidated statements of income. These gains and losses were included in cost of goods sold prior to the adoption of SFAS 133. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

         INCOME TAX PROVISION. The tax provision of $4.4 million and $3.8 million for the three months ended March 31, 2000 and 2001, respectively, reflects an annual effective rate of 30% for both periods. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

          Since its initial public offering and a second public offering, both in 1996, Cymer funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated net proceeds of $167.3 million, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

           Cymer issued $172.5 million in aggregate principal amount in the subordinated note offering. The notes are due on August 6, 2004, with interest payable semi-annually on February 6 and August 6, beginning February 6, 1998, at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption. The notes are convertible at the holder's option into shares of Cymer Common Stock on or after November 5, 1997, at a conversion rate of 21.2766 shares per $1,000 principal amount. Cymer may redeem the notes, in whole or in part, at specified redemption prices. As of March 31, 2001, $172.3 million under the Notes was outstanding.

          As of March 31, 2001, Cymer had approximately $156.5 million in cash and cash equivalents, and $49.5 million in short-term investments. As of March 31, 2001, Cymer had $299.5 million in working capital.

         Net cash provided by operating activities was approximately $6.9 million and $6.2 million for the three months ended March 31, 2000 and 2001, respectively. The slight decrease in cash provided by operating activities from period to period is primarily due to lower net income, decreases in accounts payable, accrued and other liabilities, and income taxes payable offset by increases in accounts receivable, and a one time purchased in-process research and development charge associated with the acquisition of ACX during the three month period ended March 31, 2001. In addition, due to slowing sales and bookings during the three month period ending March 31, 2001, inventory levels did not decrease at the same level as in the three month period ended March 31, 2000.

         Net cash used in investing activities was approximately $10.7 million for the three month period ended March 31, 2000 as compared to net cash provided by investing activities of approximately $73.4 million for the three month period ended March 31, 2001. The net cash used in investing activities for the three months ended March 31, 2000 primarily reflects acquisition of property and equipment to accommodate Cymer's increased business activity, such as the construction of an additional facility at the San Diego, California location, as well as the implementation of a new ERP system. In addition, during the three months ended March 31, 2000, $1.1 million in cash was used to acquire the minority shareholder's interest in Cymer's Taiwan subsidiary. For the three months ended March 31, 2001, the cash provided by investing activities is primarily due to the timing of short term and long term investments maturing and being reinvested during the period offset by the purchase of $3.7 million in capital equipment in support of normal business activities during the three month period.

         Net cash provided by financing activities was approximately $5.1 million for the three months ended March 31, 2000 as compared to net cash used in financing activities of approximately $6.5 million for the three months ended March 31, 2001. The net cash provided by financing activities for the three months ended March 31, 2000 was primarily attributable to the receipt of $5.3 million upon the issuance of common stock due to the exercise of stock options by Cymer employees offset by payments on capital lease obligations. For the period ended March 31, 2001, the cash used was attributable to an $8.5 million payment on Cymer's revolving loan during the period offset by the receipt of $2.2 million upon issuance of common stock due to employee stock option exercises.

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

RISK FACTORS

LIKELY FLUCTUATIONS IN OPERATING RESULTS

         CERTAIN FACTORS CAUSING FLUCTUATIONS

         Cymer's operating results have in the past fluctuated and are likely in the future to fluctuate significantly. These fluctuations depend on a variety of factors which may include:

         o the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;
         o the rate at which semiconductor manufacturers take delivery of photolithography tools from Cymer's customers and the rate at which those customers take delivery of lightsources from Cymer;
         o        the rate of installation at chipmakers;
         o cyclicality in the market for semiconductor manufacturing equipment;
         o the timing and size of orders from Cymer's small base of customers, as well as delays, cancellations and shipment acceptance from customers;
         o the ability of Cymer to meet its production and/or product development schedule;
         o the ability of Cymer to manufacture, test and deliver laser systems in a timely and cost effective manner;
         o the mix of laser models, replacement parts and service revenues in Cymer's total revenue, the decrease of any which can substantially affect Cymer's total revenue;
         o decrease in utilization rates of lasers, in addition to decrease in installed chipmaker base, decreases sales for replacement parts and services;
         o the ability of Cymer's competitors to obtain orders from Cymer's customers;
         o the entry of new competitors into the market for DUV photolithography illumination sources;
         o the ability of Cymer to manage its costs and unanticipated costs as it supplies its products in higher volumes and multiple models;
         o the ability of Cymer to integrate newly acquired businesses and new products; and
         o the ability of Cymer to effectively manage its exposure to foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by Cymer's Japanese subsidiary are denominated).

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

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS

         A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, they accounted for approximately 74%, 77% and 75% of Cymer's total revenues in 1999, 2000, and the three months ended March 31, 2001, respectively. Individually, sales to ASM Lithography, Canon and Nikon accounted for approximately 30%, 19% and 28%, respectively, of total revenues in 2000 and 26%, 16% and 33%, respectively, of total revenues for the three months ended March 31, 2001. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations.

Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

NEED TO MANAGE A CHANGING BUSINESS

         In recent years, in response to business cycles in the semiconductor industry, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. In a cyclical environment of dramatic growth or contraction, Cymer must:

         o        continue close management of these areas, and
         o improve its management, operational and financial systems, including

                  o        accounting and other internal management systems,
                  o        quality control,
                  o        order fulfillment,
                  o        field service and customer support capabilities, and
                  o        changing sales and marketing channels.

         Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction. Cymer will also need to manage effectively its international operations, including:

         o operations of its subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,
         o        field service and support presence in Asia and Europe, and
         o the relationship with Seiko as a manufacturer of its photolithography lasers.

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

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT INTRODUCTIONS

         Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

         o continue to enhance its excimer laser products and their process capabilities, and
         o develop and manufacture new products with improved capabilities.

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

COMPETITION

         LAMBDA-PHYSIK AND GIGAPHOTON

         Cymer currently has two significant competitors in the market for excimer laser systems for photolithography applications:

         o        Lambda-Physik and
         o        Gigaphoton.

Both of these companies:

         o        are larger than Cymer,
         o have access to greater financial, technical and other resources than does Cymer, and
         o are located in closer proximity to most of Cymer's customers than Cymer.

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

         OTHER TECHNOLOGIES

         In the future, Cymer will likely experience competition from other technologies, such as EUV and scalpel processes. To remain competitive, Cymer believes that it will need to:

         o manufacture and deliver products to customers on a timely basis and without significant defects, and
         o maintain a high level of investment in research and development and in sales and marketing.

Cymer might not have sufficient resources to continue to make the investments necessary to maintain its competitive position.

         SMALL AND IMMATURE MARKET FOR EXCIMER LASERS

         The market for excimer lasers is still small and immature. Larger competitors with substantially greater financial resources, including other manufacturers of industrial lasers, might attempt to enter the market. Further, other competitors may introduce new and enhanced product offerings that customers deem superior to Cymer's products.

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

DEPENDENCE ON KEY PERSONNEL

         Cymer is highly dependent on the services of a number of key employees in various areas, including:

         o        engineering,
         o        research and development,
         o        sales and marketing, and
         o        manufacturing.

In particular, there are a limited number of experts in excimer laser technology. There is intense competition for such personnel, as well as for the highly-skilled hardware and software engineers that Cymer requires. Cymer has in the past experienced, and continues to experience, difficulty in hiring personnel, including experts in excimer laser technology. Cymer believes that, to a large extent, its future success will depend upon:

         o the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel, and
         o its ability to attract, train and retain highly skilled personnel in each of these areas.

Cymer does not have employment agreements with most of its employees, and Cymer might not be able to retain its key employees. The failure of Cymer to hire, train and retain such personnel could have a material adverse effect on Cymer's business, financial condition and results of operations.

DEPENDENCE ON SINGLE PRODUCT LINE

         Cymer's only product line is excimer lasers (KrF, ArF and F2 laser systems). The primary market for excimer lasers is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices. Demand for Cymer's products will depend in part on the rate at which semiconductor manufacturers adopt excimer lasers as the illumination source for their photolithography tools.

Impediments to such adoption include:

         o instability of photoresists used in advanced DUV photolithography, and
         o potential shortages of specialized materials used in DUV optics.

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

DISRUPTION OF ELECTRIC SERVICE

         The state of California, the location of Cymer's headquarters, primary manufacturing facility and where a number of Cymer's suppliers are located, is experiencing significant problems in the operations of its electric utility infrastructure. This has caused Cymer and its suppliers' electric utility suppliers to notify companies that they could be subject to blackouts of electric power. Some of Cymer's suppliers have experienced disruptions in services. While Cymer has some back up power capability, any prolonged blackout or series of periodic blackouts could disrupt Cymer's production schedule. Any extended disruption of electric service could have a material adverse impact upon Cymer's financial performance.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         CYMER PATENTS

         Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of March 31, 2001, Cymer owned 101 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to December 2019. As of March 31, 2001, Cymer had also applied for 62 additional patents in the United States, 7 of which have been allowed. As of March 31, 2001, Cymer owned 82 foreign patents and had filed 252 patent applications pending in various foreign countries.

         Cymer's pending patent applications and any future applications might not be approved. Cymer's patents might not provide Cymer with competitive advantages. Third parties might challenge Cymer's patents. In addition, third parties' patents might have an adverse effect on Cymer's ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993. Therefore, Cymer lost the right to seek foreign patent protection for certain of its early inventions. Additionally, because foreign patents may afford less protection under applicable foreign law than may be available under corresponding United States patent law, any such patents issued to Cymer might not adequately protect Cymer's technology in a given foreign jurisdiction. Furthermore, third parties might independently develop similar products, duplicate Cymer's products or, to the extent patents are issued to Cymer, design around those patents.

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

         OTHER FORMS OF PROTECTION

         Cymer also relies upon:
         o        trade secret protection,
         o        employee nondisclosure agreements,
         o        third-party nondisclosure agreements, and
         o        other intellectual property protection methods

to protect its confidential and proprietary information. Despite these efforts, third parties might:

         o independently develop substantially equivalent proprietary information and techniques,
         o        otherwise gain access to Cymer's trade secrets, or
         o        disclose such technology.

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

RISKS OF INTERNATIONAL SALES AND OPERATIONS

         SIGNIFICANT INTERNATIONAL TRADE

         Cymer derived approximately 85%, 81% and 85% of its revenues in 1999, 2000 and the three months ended March 31, 2001, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly in Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, Cymer:

         o maintains subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,
         o is further developing its field service and support operations worldwide, and
         o will continue to work with Seiko as a manufacturer of its products in Japan.

         Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

         o        tariffs and other barriers,
         o difficulties in staffing and managing foreign subsidiary and branch operations,
         o        currency exchange risks and exchange controls,
         o        potentially adverse tax consequences, and
         o the possibility of difficulty in accounts receivable collection.

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

         CURRENCY FLUCTUATIONS

         Sales by Cymer to its Japanese subsidiary are denominated in dollars, while sales by the subsidiary to customers in Japan are denominated in yen. This means that Cymer's results of operations show some fluctuation based on the value of the Japanese yen against the U.S. dollar. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange forward contracts to hedge its purchase commitments. Management will continue to monitor Cymer's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations. However, exchange rate fluctuations might have a material adverse effect on Cymer's results of operations or financial condition. In the future, Cymer might need to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose Cymer to greater risks in this regard.

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

         In addition, the integration of acquired businesses (including the recent acquisition of ACX) will require additional management, technical and administrative resources. The risks involved with an acquisition may include, and are not limited to: diversion of management's attention, failure to retain key personnel, amortization of acquired intangible assets, client dissatisfaction or performance problems with an acquired firm, costs associated with acquisitions and the integration of acquired operations, and assumption of unknown liabilities, or other unanticipated events or circumstances. There can be no assurances that ACX's technology will extend Cymer's opportunity or product offerings in the field of adaptive precision motion diagnostics and control. There can also be no assurances that ACX's technology will solve stability and motion control challenges critical to the future semiconductor equipment industry or that ACX's technology will successfully penetrate the semiconductor market. Any of these risks could materially harm Cymer's business, financial condition and results of operations. There can be no assurances that Cymer can effectively develop or market the technology of newly acquired businesses such as ACX or that any business acquired will achieve anticipated revenues or operating results.

         Cymer cannot be certain that it can integrate any businesses that it acquires, including ACX, or its products.

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

POSSIBLE PRICE VOLATILITY OF COMMON STOCK

         The following factors may significantly affect the market price of Cymer's Common Stock:

         o actual or anticipated fluctuations in Cymer's operating results,
         o        announcements of technological innovations,
         o        new products or new contracts by Cymer or its competitors,
         o        developments with respect to patents or proprietary rights,
         o conditions and trends in the laser device and other technology industries,
         o        changes in financial estimates by securities analysts,
         o        general market conditions, and
         o        other factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         Cymer conducts business in several international currencies through its worldwide operations. Due to the large volume of business Cymer manages in Japan, the Japanese operation poses the greatest foreign currency risk. Cymer uses financial instruments, principally forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan for resale under firm third-party sales commitments. Cymer does not enter into forward exchange forward contracts for trading purposes.

         At March 31, 2001, Cymer had outstanding foreign currency forward exchange contracts to buy US$58.2 million for 6.4 billion yen under foreign currency exchange facilities with contract rates ranging from 102.82 yen to
122.59 yen per US dollar and which contracts expire on various expiration dates through January 2002.

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

         In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated (Notes) due August 6, 2004, with interest payable semi-annually on February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer could not redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at March 31, 2001 was $168.0 million. As of December 31, 2000 and March 31, 2001, $172.3 million in Notes was outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There is nothing to report on this quarterly report on Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 13, 2001, the merger between Padres Acquisition Corp., a wholly owned subsidiary of Cymer, and Active Control eXperts, Inc. ("ACX"), became effective pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated November 19, 2000, among Cymer, Padres Acquisition Corp. and ACX. Padres Acquisition Corp. was merged with and into ACX, leaving ACX as the surviving entity and wholly owned subsidiary of Cymer. A total of 689,000 shares of common stock of Cymer and 336,000 stock options were sold in consideration for the exchange of all outstanding shares of ACX common stock (including shares of ACX common stock issuable upon conversion of ACX series A preferred stock) and options to purchase ACX common stock. Effective February 13, 2001, holders of outstanding shares of ACX common stock had the right to receive .120133827 of a share of Cymer common stock. Cymer assumed all outstanding options as of February 13, 2001 to acquire ACX common stock, and such holders receive the same number of shares of Cymer common stock upon exercise at an adjusted exercise price of such options. The 689,000 shares of common stock of Cymer and 336,000 stock options sold in connection with the merger are issued upon reliance of an exemption from registration under the Securities Act of 1933, pursuant to Section 3(a)(10) of that act. Cymer relied on the public fairness hearing conducted before the Department of Corporations of the State of California pursuant to Section 25142 of the California Corporate Securities Law of 1968, resulting in Cymer obtaining a permit dated January 25, 2001 to issue the 1,025,000 shares of common stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  None.

                  (b)      Reports on Forms 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CYMER, INC.
                                               (Registrant)


Date:  May 15, 2001                         By: /s/ William A. Angus, III
                                               ---------------------------------
                                               William A. Angus, III
                                               Sr. Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)