Form 10-Q
period 2001-06-30
CYMER INC
filed 2001-08-14
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21321

CYMER, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0175463 (I.R.S. Employer Identification No.)
16750 Via Del Campo Court, San Diego, CA (Address of principal executive offices)	92127 (Zip Code)

Registrant's telephone number, including area code: (858) 385-7300

Former name, former address and former fiscal year, if changed since last report.
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock, with $0.001 par value, outstanding on August 9, 2001 was 30,661,592.

CYMER, INC.

FORM 10-Q

For the Quarter Ended June 30, 2001

INDEX

PART I. FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

ASSETS	December 31, 2000	June 30, 2001
CURRENT ASSETS:
Cash and cash equivalents	$79,678	$87,380
Short-term investments	117,017	88,759
Accounts receivable — net	85,569	79,823
Foreign currency forward exchange contracts	2,664	4,462
Inventories	76,887	67,047
Deferred income taxes	23,503	23,457
Prepaid expenses and other assets	4,571	2,972

Total current assets	389,889	353,900
PROPERTY AND EQUIPMENT — NET	91,080	90,828
LONG-TERM INVESTMENTS	8,984	11,223
DEFERRED INCOME TAXES	6,060	7,377
GOODWILL — NET	—	11,401
INTANGIBLE ASSETS — NET	—	11,457
OTHER ASSETS	5,549	4,742

TOTAL ASSETS	$501,562	$490,928

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,471	$17,377
Accrued and other liabilities	67,853	59,355
Income taxes payable	11,274	7,120
Revolving loan	8,745	—

Total current liabilities	111,343	83,852

CONVERTIBLE SUBORDINATED NOTES	172,335	148,835
OTHER LIABILITIES	3,175	3,190
MINORITY INTEREST	1,741	1,876
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock — authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock — authorized 50,000,000 shares; $.001 par value, issued and outstanding 29,496,000 and 30,612,000 shares at December 31, 2000 and June 30, 2001, respectively	29	31
Paid-in capital	145,996	179,011
Treasury stock, at cost (2,000,000 common shares)	(24,871)	(24,871)
Unearned compensation	—	(4,023)
Accumulated other comprehensive loss	(1,691)	(3,612)
Retained earnings	93,505	106,639

Total stockholders' equity	212,968	253,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,562	$490,928

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2000	2001	2000	2001
REVENUES:
Product sales	$85,802	$69,479	$166,333	$160,131
Other	449	932	534	1,477

Total revenues	86,251	70,411	166,867	161,608

COSTS AND EXPENSES:
Cost of product sales	43,645	38,539	89,796	86,569
Research and development	10,639	15,843	21,402	30,280
Sales and marketing	4,738	4,959	8,536	11,341
General and administrative	4,687	4,763	9,261	10,485
Amortization of goodwill and intangible assets	36	894	36	1,359
Purchased in-process research and development	—	—	—	5,050

Total costs and expenses	63,745	64,998	129,031	145,084

OPERATING INCOME	22,506	5,413	37,836	16,524

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) — net	(37)	(8)	(20)	1,597
Interest and other income	2,786	2,187	5,174	4,919
Interest and other expense	(3,255)	(2,670)	(6,163)	(5,576)

Total other income (expense) — net	(506)	(491)	(1,009)	940

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	22,000	4,922	36,827	17,464
INCOME TAX PROVISION	6,600	603	11,048	4,366
MINORITY INTEREST	(125)	(24)	(329)	(134)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$15,275	$4,295	$25,450	$12,964
Extraordinary gain on debt extinguishment	—	540	—	540
Cumulative change in accounting principle	—	—	—	(370)

NET INCOME	$15,275	$4,835	$25,450	$13,134

EARNINGS PER SHARE:
Basic earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.53	$0.14	$0.88	$0.43
Extraordinary gain on debt extinguishment	—	$0.02	—	$0.01
Cumulative change in accounting principle	—	—	—	($0.01)

Basic earnings per share	$0.53	$0.16	$0.88	$0.43

Weighted average common shares outstanding	29,065	30,512	28,888	30,234

Diluted earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.50	$0.13	$0.82	$0.42
Extraordinary gain on debt extinguishment	—	$0.02	—	$0.01
Cumulative change in accounting principle	—	—	—	($0.01)

Diluted earnings per share	$0.50	$0.15	$0.82	$0.42

Weighted average common and common equivalent shares outstanding	30,745	31,357	31,001	31,043

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the six months ended June 30,
	2000	2001
OPERATING ACTIVITIES:
Net income	$25,450	$13,134
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	—	370
Extraordinary gain on debt extinguishment	—	(540)
Depreciation and amortization	9,289	12,360
Amortization of unearned compensation	—	416
Minority interest	329	134
Purchased in-process research and development	—	5,050
Provision for deferred income taxes	1,049	(1,631)
Loss on disposal and impairment of property and equipment	494	445
Change in assets and liabilities — net of acquisition:
Accounts receivable — net	(8,408)	6,204
Foreign currency forward exchange contracts	(2,929)	(2,168)
Inventories	(14,569)	9,916
Prepaid expenses and other assets	(3,550)	1,820
Accounts payable	1,732	(6,498)
Accrued and other liabilities	12,908	(9,678)
Income taxes payable	5,273	(4,154)

Net cash provided by operating activities	27,068	25,180

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,898)	(10,721)
Purchases of investments	(95,182)	(96,995)
Proceeds from sold or matured investments	103,630	123,014
Acquisition of ACX, net of cash acquired	—	(279)
Acquisition of patents	—	(6,000)
Acquisition of minority interest	(1,104)	—

Net cash provided by (used in) investing activities	(17,554)	9,019

FINANCING ACTIVITIES:
Payments, net of borrowings, under revolving loan and security agreements	—	(8,745)
Proceeds from issuance of common stock	7,526	7,823
Redemption of convertible subordinated notes	—	(23,441)
Dividends paid to minority shareholder of foreign subsidiary	(183)	—
Payments on capital lease obligations	(316)	(213)

Net cash provided by (used in) financing activities	7,027	(24,576)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	581	(1,921)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,122	7,702
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,765	79,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,887	$87,380

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(In thousands)

	For the six months ended June 30,
	2000	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,483	$7,276
Income taxes paid	$4,589	$8,702

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued in acquisition of patents	—	$4,322

Stock and stock options issued in acquisition of ACX	—	$20,871

Conversion of subordinated notes to equity	$165	—

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2001

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

    Principles of Consolidation—The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. "Cymer Japan", Cymer Singapore Pte Ltd. "Cymer Singapore", Cymer B.V. in the Netherlands "Cymer B.V.", Cymer Southeast Asia, Inc., in Taiwan "Cymer SEA", Active Control eXperts, Inc. "ACX", and its majority-owned subsidiary, Cymer Korea, Inc. "Cymer Korea". Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer SEA for $1,104,000. During the first quarter of 2001, Cymer acquired 100% of ACX for a total consideration of $24,751,000, which includes 689,000 common shares of Cymer stock and 336,000 stock options. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

    Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    Unaudited Interim Financial Data—In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 2000. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    Reclassifications—Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to current period presentation.

2. EARNINGS PER SHARE

    Earnings Per Share—Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
	(In thousands, except per share amounts)
Basic weighted average common shares outstanding	29,065	30,512	28,888	30,234
Effect of dilutive securities:
Warrants	33	15	34	16
Options	1,647	830	2,079	793

Diluted weighted average common and potential common shares outstanding	30,745	31,357	31,001	31,043

    For the three months ended June 30, 2000 and 2001, weighted average options and warrants to purchase 283,000 and 3,023,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended June 30, 2000 and 2001, weighted average common shares attributable to Convertible Subordinated Notes of 3,666,703 and 3,611,757, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

    For the six months ended June 30, 2000 and 2001, weighted average options and warrants to purchase 69,000 and 2,983,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the six months ended June 30, 2000 and 2001, weighted average common shares attributable to Convertible Subordinated Notes of 3,666,703 and 3,639,078, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

3. BALANCE SHEET DETAILS

	December 31, 2000	June 30, 2001
	(in thousands)
INVENTORIES:
Raw materials	$22,101	$24,560
Work-in-progress	29,308	24,472
Finished goods	40,478	33,265
Allowance for excess and obsolete inventory	(15,000)	(15,250)

Total	$76,887	$67,047

ACCRUED AND OTHER LIABILITIES:
Warranty and installation reserves	$34,050	$30,418
Payroll and payroll related	14,491	11,865
Interest	15,052	11,716
Other	4,260	5,356

Total	$67,853	$59,355

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

    The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 2000 and June 30, 2001:

		Translation adjustment, net of tax	Total unrealized gains (losses) on available-for-sale investments, net of tax	Accumulated other comprehensive income (loss)
January 1, 2000	Balance	($3,581)	($39)	($3,620)
	Period net change	1,784	145	1,929

December 31, 2000	Balance	(1,797)	106	(1,691)
	Period net change	(2,003)	82	(1,921)

June 30, 2001	Balance	($3,800)	$188	($3,612)

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

6. ACQUISITION

    On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company ACX in an all-stock transaction which included 689,000 common shares of Cymer stock and 336,000 stock options issued in exchange of ACX employee options assumed. ACX is a leading developer, manufacturer and marketer of hardware, software and firmware solutions for vibrations and nano-motion. ACX provides active control solutions to original equipment manufacturers of precision manufacturing equipment where speed, accuracy and precision provide competitive advantage. ACX technology can be physically embedded, creating adaptive "smart structures" to intrinsically improve the stability and precision of nano-motion control in next-generation semiconductor capital equipment.

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

Value Fair (In thousands)
CONSIDERATION:
Purchase price — common stock	$14,982
Liabilities assumed	2,998
Employee options assumed	5,889
Capitalized transaction costs	882

Total consideration	$24,751

Tangible assets	$1,529
Intangible assets:
Existing technology	640
Assembled workforce	790
In-process research and development	5,050

Total identifiable intangible assets	$6,480

Goodwill — before unearned compensation	16,742
Unearned compensation	4,439

Goodwill — after unearned compensation	$12,303

    Cymer expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation at closing. Amounts allocated to existing technology, assembled workforce, and goodwill are being amortized on a straight-line basis over their estimated useful lives of four years. From the acquisition date through June 30, 2001, the amortization of existing technology, assembled workforce, and goodwill totaled approximately $1,287,000. Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, the estimated future quarterly amortization will approximate $858,000.

    Unearned compensation of $4.4 million, related to unvested ACX options assumed by Cymer, is being amortized to compensation expense on a straight-line basis over the four year vesting period of the options. From the acquisition date through June 30, 2001, the amortization of unearned compensation approximated $416,000. In future quarters, the unearned compensation related to the unvested options assumed in the acquisition will approximate $278,000 for each quarter until the options are fully vested.

    The purchased in-process research and development ("IPR&D") totaling $5.1 million was expensed upon acquisition because the application of ACX's technology to semiconductor manufacturing was at a stage of development that required further research and development before reaching technological feasibility and commercial viability. In valuing the ACX IPR&D, consideration was given to key characteristics of the products under development, as well as the technology's life cycle, and the projects' stage of development. A discounted cash flow model was used to value the ACX IPR&D. This model included key assumptions on ACX's revenue growth, cost of goods levels, selling, general, and administrative ("SG&A") expenses, research and development ("R&D") expenses, and income tax rates, all over a four year projection period from 2001 through 2004. Included in these assumptions over the four year period were significant increases in revenue growth as compared to previous years and reductions in cost of goods, SG&A expenses and R&D expenses as a percentage of these higher projected revenues. These amounts were converted into estimated cash flows attributable to the technology to a present value equivalent using a 20% discount rate. The value of the ACX IPR&D was then calculated by summing these net present value amounts over the four year projection period, adding the tax amortization benefit, and applying a 70% percentage of completion factor for all IPR&D products. Estimates of time to complete, analysis of technological milestones, and other qualitative factors were considered to arrive at this percentage of completion factor.

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

    The accompanying consolidated balance sheets and statements of income include the operations of ACX from the acquisition date. From the date of acquisition through June 30, 2001, ACX had revenues totaling $1,621,000 and a net loss of $724,000, net of tax. The related amortization of goodwill and identifiable intangible assets and unearned compensation expense for the same period was $1,278,000, net of tax. The impact of ACX's results of operations and the related amortization of goodwill and intangible assets and unearned compensation to the consolidated results of operations for the six months ended June 30, 2001 was a decrease of $.07 to the basic earnings per share and $.06 to the diluted earnings per share.

7. ACCOUNTING CHANGE

    Cymer adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. Cymer uses foreign currency forward exchange contracts as a means of hedging foreign currency exposure associated with its Japanese operations. Due to the large volume of business that Cymer conducts in Japan, its Japanese operations pose the greatest foreign currency risk. Cymer manages this risk by entering into foreign currency forward exchange contracts to reduce the impact of currency fluctuations related to purchases of Cymer's inventories, mainly laser systems, by Cymer Japan for resale under firm third-party sales commitments. Prior to the adoption of SFAS 133, net gains or losses were recorded on the date the lasers were received by Cymer Japan (the transaction date) and were included in the cost of product sales in the consolidated statements of income at the same time that the related sales were consummated. By recording the transaction in this manner, Cymer was able to appropriately match revenue and expenses for each laser system sale from its Japanese office. Due to the extensive documentation and administration requirements of SFAS 133, Cymer did not qualify for hedge accounting treatment during the second quarter of 2001. Although Cymer's foreign currency forward exchange contracts are designated as cash flow hedges, Cymer cannot adopt hedge accounting treatment, which would result in accounting treatment similar to its previous accounting treatment, until all required documentation is completed and hedging criteria are met. Since SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, Cymer accounted for all of its foreign currency forward exchange contracts in this manner for the six months ended June 30, 2001. Upon adoption of SFAS 133 on January 1, 2001, Cymer recorded a loss to cumulative change in accounting principle of $370,000 and a gain of $2.4 million to accumulated other comprehensive income per SFAS transition guidelines. Cymer recorded a net gain on the change in value of its foreign currency forward exchange contracts of $314,000 for the six months ended June 30, 2001. This unrealized gain was recorded in other income (expense) on the accompanying consolidated statements of income. Of the $2.4 million accumulated other comprehensive income recorded upon adoption and transition to SFAS 133, Cymer recognized a $2.2 million net gain on the underlying foreign currency forward contracts into cost of product sales during the quarter ended March 31, 2001. The remaining $200,000 balance in other comprehensive income was recognized as a net gain into cost of product sales during the quarter ended June 30, 2001.

8. CONVERTIBLE SUBORDINATED NOTE REPURCHASE

    On June 21, 2001, Cymer repurchased 23,500 of its convertible subordinated notes outstanding. The total purchase price for the notes was $24.1 million, which included $23.4 million for the notes and $639,000 in accrued interest. The purchase price per note was $997.50. Cymer recognized an extraordinary gain, net of tax of $360,000, on this transaction in the amount of $540,000.

9. PATENT LICENSE AGREEMENT

    On May 14, 2001, Cymer acquired certain patents for a total consideration of $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 stock warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black Scholes method. The total value of these patents will be amortized evenly over eight years which represents the shortest remaining life of the patents purchased under the agreement. The amortization of these patents will approximate $323,000 per quarter and will be included in cost of product sales on the accompanying statements of income.

10. CONTINGENCIES

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

RESULTS OF OPERATIONS

    The following table sets forth certain items in Cymer's consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Revenues:
Product sales	99.5%	98.7%	99.7%	99.1%
Other	.5	1.3	.3	.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of product sales	50.6	54.7	53.8	53.6
Research and development	12.3	22.5	12.8	18.8
Sales and marketing	5.5	7.0	5.1	7.0
General and administrative	5.4	6.8	5.6	6.5
Amortization of goodwill and intangible assets	.1	1.3	—	.8
Purchased in-process research and development	—	—	—	3.1

Total costs and expenses	73.9	92.3	77.3	89.8

Operating income	26.1	7.7	22.7	10.2
Other income (expense) — net	(.6)	(.7)	(.6)	.6

Income before income tax provision and minority interest	25.5	7.0	22.1	10.8
Income tax provision	7.7	.9	6.6	2.7
Minority interest	(.1)	—	(.2)	(.1)

Income before extraordinary item and cumulative change in accounting principle	17.7	6.1	15.3	8.0
Extraordinary gain on debt extinguishment	—	.8	—	.3
Cumulative change in accounting principle	—	—	—	(.2)

Net income	17.7%	6.9%	15.3%	8.1%

Gross margin on product sales	49.1%	44.5%	46.0%	45.9%

THREE MONTHS ENDED JUNE 30, 2000 AND 2001

    Revenues.  Cymer's revenues consist of product sales, which include sales of laser systems, consumable and spare parts, upgrades, service and training. Other revenues include revenue from funded development activities performed for customers and government contracts. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

    Product sales decreased 19% from $85.8 million in the three months ended June 30, 2000 to $69.5 million in the three months ended June 30, 2001, primarily due to decreased sales of DUV photolithography laser systems, consumable and spare parts, and services. This was due to a downturn in the semiconductor industry which resulted in decreased demand for laser systems. In addition, industry conditions during the period resulted in lower utilization of Cymer's installed base of lasers and thus decreased demand for consumable and spare parts. Revenues from funded development projects increased from $449,000 for the three months ended June 30, 2000 to $932,000 for the three months ended June 30, 2001, primarily due to additional government contract revenues generated through the acquisition of the ACX business during the first quarter of 2001. Currently, the majority of ACX's revenues are generated from funded development projects and accounted for $679,000 of the total $932,000 funded development projects revenue for the three months ended June 30, 2001.

    Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 85%, 81% and 82% of Cymer's sales in 1999, 2000 and the first six months of 2001, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 37%, 42% and 44% of revenues for 1999, 2000 and the first six months of 2001, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

    Cost of Product Sales.  Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead. Although Cymer was previously permitted to also account for foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer's products by its Japanese subsidiary for resale under firm third-party sales commitments within cost of product sales, this is no longer allowed under SFAS 133 for those derivative instruments that do not qualify for hedge accounting. Cymer adopted SFAS 133 on January 1, 2001 and is now required to record changes in the value of its foreign currency forward exchange contracts directly through earnings in the other income (expense) on the consolidated statements of income on a monthly basis. During the transition period for the implementation of SFAS 133, the first quarter of 2001, Cymer was able to account for such gains and losses through cost of product sales for certain of these contracts which were in existence as of December 31, 2000. The transition adjustments recorded were made in accordance with SFAS 133 guidance.

    Cost of product sales decreased 12% from $43.6 million for the three months ended June 30, 2000 to $38.5 million for the three months ended June 30, 2001 due primarily to the decrease in sales of product and improved operational efficiencies. The gross margin on these sales decreased from 49% for the three months ended June 30, 2000 to 45% for the same three month period in 2001. This decrease was primarily due to decreased volume of shipments absorbing the same level of fixed costs of production. Although there was a decrease in the gross margin from period to period, it was not as significant a decrease as anticipated due to increased operational efficiencies resulting from Cymer's continued process improvements. Cymer anticipates that gross margin of product sales will decline further.

    For the three months ended June 30, 2000, net gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of income as the related sales were recognized. For the three months ended June 30, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. Cymer recognized net gains on such contracts of $657,000 and $200,000 for the three months ended June 30, 2000 and 2001, respectively.

    Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 49% from $10.6 million for the three months ended June 30, 2000 to $15.8 million for the three months ended June 30, 2001, due primarily to continued product development efforts associated with the ELS-6010™ series laser systems and increased development efforts associated with argon fluoride ("ArF") laser development which includes Cymer's most recent laser, the Nanolith™ 7000. Research and development expenses were also higher during the second quarter of 2001 due to the current pace of technological change in industry requirements as well as the additional research and development expenses associated with the ACX business. As a percentage of total revenues, such expenses increased from 12.3% to 22.5% due to both decreased revenues and increased spending from period to period. Cymer expects research and development expenses to increase further as a percentage of total sales.

    Sales and Marketing.  Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 6% from $4.7 million for the three months ended June 30, 2000 to $5.0 million for the three months ended June 30, 2001 due primarily to increased staffing expenses associated with expanded operations in the areas of product marketing, new product development, and sales administration as well as additional expenses incurred to support the sales and marketing organizations internationally. As a percentage of total revenues, such expenses increased from 5.5% to 7.0% from period to period. Cymer expects sales and marketing expenses to increase further as a percentage of total revenue.

    General and Administrative.  General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 2% from $4.7 million in the three months ended June 30, 2000 to $4.8 million for the three months ended June 30, 2001. This was due primarily to additional support activities required as a result of varying business requirements from period to period as well as the addition of the ACX business during the first quarter of 2001. As a percentage of total revenues, such expenses increased from 5.4% to 6.8% in the respective periods. Cymer expects general and administrative expenses to increase further as a percentage of total revenues.

    Other Income (Expense)—net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. For the three months ended June 30, 2000 and 2001, net other expense totaled $506,000 and $491,000, respectively. This slight decrease in expense was due to lower interest rates and cash investments offset by a decrease in other expenses from period to period. Foreign currency exchange losses totaled $37,000, interest income totaled $2.8 million, interest expense totaled $2.9 million, and other expense totaled $400,000 for the three months ended June 30, 2000, compared to an exchange loss of $8,000, interest income of $2.2 million, interest expense of $2.7 million, and other expense of $11,000 for the three months ended June 30, 2001.

    Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its purchase commitments to Cymer. Through June 2001, with the adoption of SFAS 133, the gains or losses resulting from the change in the value of these contracts are recorded as other income (expense) in the consolidated statements of income. These gains and losses were included in cost of goods sold prior to the adoption of SFAS 133. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

    Income Tax Provision.  The tax provision of $6.6 million and $603,000 for the three months ended June 30, 2000 and 2001, respectively, reflects an annual effective rate of 30% and 25%, respectively. Due to lower profit projections associated with the decline in the industry, the effective annual tax rate was adjusted during the three months ended June 30, 2001 from 30% to 25%. This resulted in a 12% tax rate for the three months ended June 30, 2001. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

SIX MONTHS ENDED JUNE 30, 2000 AND 2001

    Revenues.  Product sales decreased 4% from $166.3 million in the six months ended June 30, 2000 to $160.1 million in the six months ended June 30, 2001, primarily due to decreased sales of DUV photolithography laser systems, consumables, spare parts, upgrades and services. This decrease in sales from period to period was due to a downturn in the semiconductor industry which caused both a lower demand for laser systems and a decreased demand for consumable spare parts as a result of lower utilization of Cymer's installed base of lasers. Revenues from funded development projects increased from $534,000 for the six months ended June 30, 2000 to $1.5 million for the six months ended June 30, 2001, primarily due to additional government contract revenues generated through the acquisition of the ACX business during the first quarter of 2001. Currently, the majority of ACX's revenues are generated from funded development projects and accounted for $1.1 million of the total $1.5 million funded development projects revenue for the six months ended June 30, 2001.

    Cost of Product Sales.  Cost of product sales decreased 4% from $89.8 million for the six months ended June 30, 2000 to $86.6 million for the six months ended June 30, 2001 due primarily to the decrease in sales of product. The gross margin on these sales was approximately 46% for both the six months ended June 30, 2000 and 2001. There was no change in the gross margins primarily due to sales being relatively consistent from period to period, overall operating efficiencies gained as a result of Cymer's continued process improvement efforts and the impacts of foreign currency forward exchange contracts on cost of sales.

    For the six months ended June 30, 2000, net gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of income as the related sales were recognized. For the six months ended June 30, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. Cymer recognized net gains in cost of sales on such contracts of $1.4 million and $2.4 million for the six months ended June 30, 2000 and 2001, respectively.

    Research and Development.  Research and development expenses increased 42% from $21.4 million for the six months ended June 30, 2000 to $30.3 million for the six months ended June 30, 2001, due primarily to continued product development efforts associated with the ELS-6010 series laser systems and increased development efforts associated with ArF laser development which includes the Nanolith 7000. Research and development expenses were also higher during the six months ended June 30, 2001 due to the current pace of technological change in industry requirements as well as the additional research and development expenses associated with the ACX business. As a percentage of total revenues, such expenses increased from 12.8% to 18.8% in the respective periods. Cymer expects research and development expenses to increase further as a percentage of total revenues.

    Sales and Marketing.  Sales and marketing expenses increased 33% from $8.5 million for the six months ended June 30, 2000 to $11.3 million for the six months ended June 30, 2001 due primarily to increased staffing expenses associated with expanded operations in the areas of product marketing, new product development, and sales administration as well as additional expenses incurred to support the sales and marketing organizations internationally. As a percentage of total revenues, such expenses increased from 5.1% to 7.0% from period to period. Cymer expects sales and marketing expenses to increase further as a percentage of total revenues.

    General and Administrative.  General and administrative expenses increased 13% from $9.3 million in the six months ended June 30, 2000 to $10.5 million for the six months ended June 30, 2001. This was due primarily to additional support activities required as a result of varying business requirements from period to period as well as the addition of the ACX business during the first quarter of 2001. As a percentage of total revenues, such expenses increased from 5.6% to 6.5% in the respective periods. Cymer expects general and administrative expenses to increase further as a percentage of total revenues.

    Purchased In-Process Research and Development.  Purchased in-process research and development expenses consist primarily of costs associated with the acquisition of a company and its in-process research and development projects. There were no such expenses incurred during the six months ended June 30, 2000 as compared to $5.1 million for the six months ended June 30, 2001. These expenses for the six months ended June 30, 2001 are due to the acquisition of ACX and represent the fair value of ACX's development projects associated with the application of its technology to the semiconductor market. As of the date of the ACX acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability.

    Other Income (Expense)—net.  For the six months ended June 30, 2000, net other expense totaled $1.0 million as compared to net other income of $940,000 for the six months ended June 30, 2001. This change from net other expense to net other income was primarily due to gains associated with the change in value of foreign currency forward exchange contracts and the new SFAS 133 treatment of foreign exchange contracts in 2001. Foreign currency exchange losses totaled $20,000, interest income totaled $5.2 million, interest expense totaled $5.8 million, and other expense totaled $400,000 for the six months ended June 30, 2000, compared to an exchange gain of $1.6 million, interest income of $4.9 million, interest expense of $5.5 million, and other expense of $48,000 for the six months ended June 30, 2001.

    Income Tax Provision.  The tax provision of $11.0 million and $4.4 million for the six months ended June 30, 2000 and 2001, respectively, reflects an annual effective rate of 30% and 25%, respectively. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    Since its initial public offering and a second public offering, both in 1996, Cymer funded its operations primarily through a convertible subordinated note offering on August 6, 1997, which generated net proceeds of $167.3 million, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

    Cymer issued $172.5 million in aggregate principal amount in the subordinated note offering. The notes are due on August 6, 2004, with interest payable semi-annually on February 6 and August 6, beginning February 6, 1998, at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption. Since November 5, 1997, the notes have been convertible at the holder's option into shares of Cymer Common Stock at a conversion rate of 21.2766 shares per $1,000 principal amount. Cymer may redeem the notes, in whole or in part, at specified redemption prices. In June 2001, Cymer repurchased 23,500 of the bonds outstanding for a total purchase price of $24.1 million, including $639,000 in accrued interest. As of June 30, 2001, $148.8 million under the notes was outstanding.

    As of June 30, 2001, Cymer had approximately $87.4 million in cash and cash equivalents, $88.8 million in short-term investments and $11.2 million in long-term investments. As of June 30, 2001, Cymer had $270.0 million in working capital.

    Net cash provided by operating activities was approximately $27.1 million and $25.1 million for the six months ended June 30, 2000 and 2001, respectively. The decrease in cash provided by operating activities from period to period is primarily due to lower net income, decreases in accounts payable, accrued and other liabilities, and income taxes payable offset by decreases in accounts receivable, inventory, and prepaid expenses and other assets.

    Net cash used in investing activities was approximately $17.6 million for the six month period ended June 30, 2000 as compared to net cash provided by investing activities of approximately $9.0 million for the six month period ended June 30, 2001. The net cash used in investing activities for the six months ended June 30, 2000 primarily reflects acquisition of property and equipment to accommodate Cymer's increased business activity, such as the construction of an additional facility at the San Diego, California location, as well as the implementation of a new ERP system. In addition, during the six months ended June 30, 2000, $1.1 million in cash was used to acquire the minority shareholder's interest in Cymer's Taiwan subsidiary. For the six months ended June 30, 2001, the cash provided by investing activities was primarily due to the timing of short term and long term investments maturing and being reinvested during the period offset by a $6.0 million payment made to acquire patents and the purchase of $10.7 million in capital equipment in support of normal business activities during the six month period.

    Net cash provided by financing activities was approximately $7.0 million for the six months ended June 30, 2000 as compared to net cash used in financing activities of approximately $24.6 million for the six months ended June 30, 2001. The net cash provided by financing activities for the six months ended June 30, 2000 was primarily attributable to the receipt of $7.5 million upon the issuance of common stock due to the exercise of stock options by Cymer employees offset by payments on capital lease obligations and dividends. For the period ended June 30, 2001, the cash used was attributable to the repurchase of $23.4 million in outstanding notes and an $8.7 million payment on Cymer's revolving loan during the period offset by the receipt of $7.8 million upon issuance of common stock due to employee stock option exercises.

    Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including the rate of Cymer's manufacturing expansion, the timing and extent of spending to support product development efforts and expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer's products. Cymer believes that it has sufficient working capital and available banking arrangements to sustain operations and provide for the future expansion of its business for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    Cymer is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142 in accordance with accounting treatment in effect.

    SFAS 141 will require upon adoption of SFAS 142, that Cymer evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, Cymer will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Cymer will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require Cymer to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this Cymer must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Cymer will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Cymer must perform the second step of the transitional impairment test. In the second step, Cymer must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in Cymer's statement of income.

    As of the date of adoption, Cymer expects to have unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets in the amount of $1.1 million, both of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $108,000 and $1.2 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Amortization expense related to identifiable intangible assets was $134,000 for the six months ended June 30, 2001. There was no such amortization expense for intangible assets for the year ended December 31, 2000. Due to the extensive effort required to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Cymer's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

RISK FACTORS

Likely Fluctuations in Operating Results

  Certain Factors Causing Fluctuations

    Cymer's operating results have in the past fluctuated and are likely in the future to fluctuate significantly. These fluctuations depend on a variety of factors which may include:

  •
  the demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;
  •
  the rate at which semiconductor manufacturers take delivery of photolithography tools from Cymer's customers and the rate at which those customers take delivery of light sources from Cymer;
  •
  the rate of installation at chipmakers;
  •
  cyclicality in the market for semiconductor manufacturing equipment;
  •
  the timing and size of orders from Cymer's small base of customers, as well as delays, cancellations and shipment acceptance from customers;
  •
  the ability of Cymer to meet its production and/or product development schedule;
  •
  the ability of Cymer to manufacture, test and deliver laser systems in a timely and cost effective manner;
  •
  the mix of laser models, replacement parts and service revenues in Cymer's total revenue, the decrease of any which can substantially affect Cymer's total revenue;
  •
  decrease in utilization rates of lasers, in addition to decrease in installed chipmaker base, decreases in sales for replacement parts and services;
  •
  the ability of Cymer's competitors to obtain orders from Cymer's customers;
  •
  the entry of new competitors into the market for DUV photolithography illumination sources;
  •
  the ability of Cymer to manage its inventory, costs and unanticipated costs as it supplies its products in varying or cyclical volumes and multiple models;
  •
  the ability of Cymer to integrate newly acquired businesses and new products; and
  •
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

  Timing of Revenue Recognition

    Cymer has historically derived a substantial portion of its quarterly and annual revenues from the sale of a relatively small number of systems. As a result, the precise timing of the recognition of revenue from an order can have a significant impact on Cymer's total revenues and operating results for a particular period. If customers cancel or reschedule orders or if Cymer cannot fill orders in time to recognize revenue during a particular period, this could adversely affect Cymer's operating results for that period. For example, unanticipated manufacturing, testing, shipping or product acceptance delays could cause such cancellations, rescheduling or inability to fill orders promptly.

  Fixed Expenses

    Cymer's expense levels are based, in large part, on Cymer's expectations as to future revenues. Therefore, Cymer's expenses are relatively fixed in the short term. If revenue levels fall below expectations, this would disproportionately and adversely affect net income. Cymer cannot forecast the impact of these and other factors on its revenues and operating results in any future period with any certainty.

  Semiconductor Manufacturer Demand

    Cymer believes that semiconductor manufacturers are currently developing capability for production and pilot production of 0.13 um and below devices. Cymer also believes that the efforts to develop such capability are driving present demand for its laser systems for DUV photolithography tools. Once semiconductor manufacturers have acquired such capability, their demand for Cymer's DUV photolithography tools will depend on whether they want to expand their capacity further to manufacture such devices. This will in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV laser systems will depend on such demand and process development constraints of the semiconductor manufacturers.

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

Dependence on Semiconductor Industry

    Cymer derives substantially all of its revenues from photolithography tool manufacturers. Photolithography tool manufacturers depend in turn on the demand for their products from semiconductor manufacturers. Semiconductor manufacturers depend on the demand from manufacturers of end-products or systems that use semiconductors. The semiconductor industry is highly cyclical and has historically experienced periodic downturns and is currently in a significant downturn. This downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools. In addition, Cymer's need to continue investment in research and development and to maintain extensive ongoing customer service and support capability has constrained its ability to reduce expenses. Cymer cannot predict either the length or the severity of the current downturn which has had and may continue to have a material adverse effect on Cymer's business and results of operations. Cymer believes that downturns in the semiconductor manufacturing industry will continue to occur periodically, resulting in periodic decreases in demand for semiconductor manufacturing equipment. Accordingly, these downturns are likely to continue to have a material adverse effect on Cymer's business, financial condition and results of operations.

Dependence on Small Number of Customers

    A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, they accounted for approximately 74%, 77% and 72% of Cymer's total revenues in 1999, 2000, and the six months ended June 30, 2001, respectively. Individually, sales to ASM Lithography, Canon and Nikon accounted for approximately 30%, 19% and 28%, respectively, of total revenues in 2000 and 26%, 18% and 28%, respectively, of total revenues for the six months ended June 30, 2001. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase illumination sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

Need to Manage a Changing Business

    In recent years, in response to business cycles in the semiconductor industry, Cymer has sharply expanded and contracted the scope of its operations and the number of employees in most of its functional areas. In a cyclical environment of dramatic growth or contraction, Cymer must:

  •
  continue close management of these areas, and
  •
  improve its management, operational and financial systems, including
  •
  accounting and other internal management systems,
  •
  quality control,
  •
  order fulfillment,
  •
  field service and customer support capabilities, and
  •
  changing sales and marketing channels.

    Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction. Cymer will also need to manage effectively its international operations, including:

  •
  operations of its subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,
  •
  field service and support presence in Asia and Europe, and
  •
  the relationship with Seiko as a manufacturer of its photolithography lasers.

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

Rapid Technological Change; New Product Introductions

    Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

  •
  continue to enhance its excimer laser products and their process capabilities, and
  •
  develop and manufacture new products with improved capabilities.

    In order to enhance and improve its products and develop new products, among other things, Cymer must work closely with its customers, particularly in the product development stage, to integrate its lasers with its customers' photolithography tools. Future technologies, such as extreme ultraviolet ("EUV") and scalpel processes, might render Cymer's excimer laser products obsolete. Further, Cymer might not be able to develop and introduce new products or enhancements to its existing products and processes in a timely or cost effective manner that satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect Cymer's business, financial condition and results of operations.

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

  Gigaphoton and Lambda-Physik

    Cymer currently has two significant competitors in the market for excimer laser systems for photolithography applications:

  •
  Gigaphoton and
  •
  Lambda-Physik.

    Both of these companies:

  •
  are larger than Cymer,
  •
  have access to greater financial, technical and other resources than does Cymer, and
  •
  are located in closer proximity to most of Cymer's customers than Cymer.

    Cymer believes that Gigaphoton and Lambda-Physik are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified competitors' lasers for use with their products. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. and Europe. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

  Other Technologies

    In the future, Cymer will likely experience competition from other technologies, such as EUV and scalpel processes. To remain competitive, Cymer believes that it will need to:

  •
  manufacture and deliver products to customers on a timely basis and without significant defects, and
  •
  maintain a high level of investment in research and development and in sales and marketing.

    Cymer might not have sufficient resources to continue to make the investments necessary to maintain its competitive position.

  Potential Competition

    Larger competitors with substantially greater financial resources, including other manufacturers of industrial light sources for advanced lithography, might attempt to enter the market. Further, other competitors may introduce new and enhanced product offerings that customers deem superior to Cymer's products.

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

  •
  engineering,
  •
  research and development,
  •
  sales and marketing, and
  •
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

  •
  the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel, and
  •
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

    Impediments to such adoption include:

  •
  instability of photoresists used in advanced DUV photolithography, and
  •
  potential shortages of specialized materials used in DUV optics.

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

Disruption of Electric Service

    The state of California, the location of Cymer's headquarters, primary manufacturing facility and where a number of Cymer's suppliers are located, is experiencing significant problems in the operations of its electric utility infrastructure. This has caused Cymer's and its suppliers' electric utility suppliers to notify companies that they could be subject to blackouts of electric power. Some of Cymer's suppliers have experienced disruptions in services. While Cymer has some back up power capability, any prolonged blackout or series of periodic blackouts could disrupt Cymer's production schedule. Any extended disruption of electric service could have a material adverse impact upon Cymer's financial performance.

Maintenance of Field Service and Support Organization

    Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to maintain through its own personnel or through trained third party sources, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer has an ongoing effort to develop its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions. Cymer has experienced difficulties in effectively training field service personnel. Additionally, field service personnel often experience high turnover. Cymer might not be able to attract and train qualified personnel to maintain these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

Uncertainty Regarding Patents and Protection of Proprietary Technology

  Cymer Patents

    Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of June 30, 2001, Cymer owned 110 United States patents covering certain aspects of technology associated with excimer lasers. Such patents will expire at various times during the period from January 2008 to December 2019. As of June 30, 2001, Cymer had also applied for 67 additional patents in the United States, 4 of which have been allowed. As of June 30, 2001, Cymer owned 89 foreign patents and had filed 256 patent applications pending in various foreign countries.

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

  Other Forms of Protection

    Cymer also relies upon:

  •
  trade secret protection,
  •
  employee nondisclosure agreements,
  •
  third-party nondisclosure agreements, and
  •
  other intellectual property protection methods

    to protect its confidential and proprietary information. Despite these efforts, third parties might:

  •
  independently develop substantially equivalent proprietary information and techniques,
  •
  otherwise gain access to Cymer's trade secrets, or
  •
  disclose such technology.

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

Risks Associated with Manufacturing in Japan

    Cymer has qualified Seiko of Japan as a contract manufacturer of its photolithography lasers. Komatsu, a member of the Gigaphoton joint venture and competitor of Cymer, has advised Seiko that certain aspects of Cymer's lasers might infringe certain patents that have been issued to Komatsu in Japan. Komatsu has advised Seiko it intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for Cymer. In the event that, notwithstanding its manufacturing agreement with Cymer, Seiko determines not to continue manufacturing Cymer's products until resolution of the matter with Komatsu, Cymer's ability to meet any heavy demand for its products could be materially adversely affected. See—"Uncertainty Regarding Patents and Protection of Proprietary Technology."

Risks of International Sales and Operations

  Significant International Trade

    Cymer derived approximately 85%, 81% and 82% of its revenues in 1999, 2000 and the six months ended June 30, 2001, respectively, from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly in Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, Cymer:

  •
  maintains subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,
  •
  is further developing its field service and support operations worldwide, and
  •
  will continue to work with Seiko as a manufacturer of its products in Japan.

    Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

  •
  tariffs and other barriers,
  •
  difficulties in staffing and managing foreign subsidiary and branch operations,
  •
  currency exchange risks and exchange controls,
  •
  foreign customs and duties,
  •
  potentially adverse tax consequences, and
  •
  the possibility of difficulty in accounts receivable collection.

    Because many of Cymer's principal customers, as well as many of the end-users of Cymer's laser systems, are located in Asia, the economic problems and currency fluctuations affecting that region could intensify Cymer's international risk. Further, while Cymer has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for Cymer to export its products to various countries. These factors could have a material adverse effect on Cymer's business, financial condition and results of operations.

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

    In addition, the integration of acquired businesses (including the recent acquisition of ACX) will require additional management, technical and administrative resources. The risks involved with an acquisition may include, and are not limited to:

  •
  diversion of management's attention,
  •
  failure to retain key personnel,
  •
  amortization of acquired intangible assets,
  •
  client dissatisfaction or performance problems with an acquired firm,
  •
  costs associated with acquisitions and the integration of acquired operations, and
  •
  assumption of unknown liabilities, or other unanticipated events or circumstances.

    There can be no assurances that ACX's technology will extend Cymer's opportunity or product offerings in the field of adaptive precision motion diagnostics and control. There can also be no assurances that ACX's technology will solve stability and motion control challenges critical to the semiconductor equipment industry or that ACX's technology will successfully penetrate the semiconductor market. Any of these risks could materially harm Cymer's business, financial condition and results of operations. There can be no assurances that Cymer can effectively develop or market the technology of newly acquired businesses such as ACX or that any business acquired will achieve anticipated revenues or operating results.

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

Possible Price Volatility of Common Stock

    The following factors may significantly affect the market price of Cymer's Common Stock:

  •
  actual or anticipated fluctuations in Cymer's operating results,
  •
  announcements of technological innovations,
  •
  new products or new contracts by Cymer or its competitors,
  •
  developments with respect to patents or proprietary rights,
  •
  cyclicality of the semiconductor industry,
  •
  conditions and trends in the laser device and other technology industries,
  •
  changes in financial estimates by securities analysts,
  •
  general market conditions, and
  •
  other factors.

    In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. Cymer is currently in the process of defending such an action (see—"Legal Matters"). Such litigation can result in substantial costs and a diversion of management's attention and resources and therefore could have a material adverse effect on Cymer's business, financial condition and results of operations.

Legal Matters

    Cymer has been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's Common Stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints have been consolidated into a single action and a class representative has been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended claim for failure to state a cause of action. On April 1, 2000, the court granted defendant's motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On January 22, 2001, the court heard oral argument on Cymer's motion to dismiss, but has not yet decided the motion. Cymer believes it has meritorious defenses to the claims asserted and intends to defend the action vigorously. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

    At June 30, 2001, Cymer had outstanding foreign currency forward exchange contracts to buy US$55.0 million for 6.2 billion yen under foreign currency exchange facilities with contract rates ranging from 102.82 yen to 123.32 yen per US dollar and which contracts expire on various expiration dates through March 2002.

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

    In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes ("Notes") due August 6, 2004, with interest payable semi-annually on February 6 and August 6, commencing February 6, 1998. Interest on the notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. Since November 5, 1997, the Notes have been convertible at the option of the holder into shares of Common Stock of Cymer at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer could not redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at June 30, 2001 was $152.4 million. As of December 31, 2000 and June 30, 2001, $172.3 million and $148.8 million, respectively, in Notes was outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock. In June 2001, Cymer repurchased 23,500 of its outstanding bonds for a total repurchase price of $24.1 million, including $639,000 in accrued interest.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    There is nothing to report on this quarterly report on Form 10-Q.

ITEM 2. Changes in Securities and Use of Proceeds

    On May 14, 2001, Cymer issued a Warrant To Purchase Common Stock to Joseph A. Mangano for the right to purchase 100,000 shares of Cymer common stock and a Warrant To Purchase Common Stock to Linda B. Jacob for the right to purchase 100,000 shares of Cymer common stock, both in connection with the Patent License Agreement dated May 14, 2001, among Cymer, Linda B. Jacob, Joseph A. Mangano and Science Research Laboratory, Inc. The exercise price for both warrants is $31.43 per share. The offer and sale of both warrants and the shares of Cymer common stock issuable upon exercise of both warrants were based on reliance of an exemption from registration under the Securities Act of 1933, pursuant to the filing of a Form D to the Securities and Exchange Commission Regulation D. These warrants are convertible into shares of Cymer common stock upon (i) payment of the exercise price or cancellation of indebtedness, or (ii) election of the net exercise provision, whereby if the fair market value of Cymer common stock is greater than the exercise price on the date of calculation, the warrant holder may elect to receive shares equal to the value of the warrant (or portion being cancelled) based on the following formula:

X=Y(A-B) A
Where X=	number of shares of common stock to be issued to the holder
Y=	number of shares of common stock purchasable under the warrant or, if only a portion of the warrant is being exercised, the portion of the warrant being canceled (at the date of calculation)
A=	the closing sales price of one share of common stock as quoted on the Nasdaq on the date of calculation
B=	exercise price (as adjusted to the date of calculation)

ITEM 3. Defaults upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Cymer held its Annual Meeting of Stockholders on May 17, 2001. Out of 30,455,485 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 27,164,301 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

(a)
The election of Robert P. Akins, Richard P. Abraham, Kenneth M. Deemer, Peter J. Simone, Jon D. Tompkins, Michael R. Gaulke, and William G. Oldham as directors of Cymer for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

      Robert P. Akins, 21,498,373 votes cast for and 5,665,928 votes withheld;

      Richard P. Abraham, 26,736,157 votes cast for and 428,144 votes withheld;

      Kenneth M. Deemer, 26,752,258 votes cast for and 412,043 votes withheld;

      Peter J. Simone, 26,757,681 votes cast for and 406,620 votes withheld;

      Jon D. Tompkins, 26,741,381 votes cast for and 422,920 votes withheld;

      Michael R. Gaulke, 26,758,406 votes cast for and 405,895 votes withheld;

      William G. Oldham, 26,757,241 votes cast for and 407,060 votes withheld.

(b)
Approval of an amendment to Cymer's 1996 Stock Option Plan to increase the aggregate number of shares reserved for issuance under such plan by 1,000,000 shares. 14,845,565 votes were cast for approval, 12,260,344 votes were cast against, 58,390 votes were abstained and there were 0 broker non-votes.

(c)
Approval of an amendment to Cymer's 1996 Employee Stock Purchase Plan to increase the aggregate number of shares reserved for issuance under such plan by 300,000 shares. 26,586,170 votes were cast for approval, 508,792 votes were cast against, 69,337 votes were abstained and there were 0 broker non-votes.

(d)
Ratification of the appointment of KPMG LLP as the independent auditors of Cymer for the year ending December 31, 2001. 25,421,692 votes were cast for approval, 1,599,613 votes were cast against, 142,996 votes were abstained and there were 0 broker non-votes.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits
10.1	Credit Agreement, dated as of June 28, 2001, by and between Cymer, Inc. and Wells Fargo HSBC Trade Bank.
10.2*	Patent License Agreement, dated May 14, 2001, by and among Cymer, Inc., Linda B. Jacob, Joseph A. Mangano, and Science Research Laboratory, Inc.
Patent Sublicense Agreement, dated May 14, 2001, by and between Science Research Laboratory, Inc. and Cymer, Inc.
10.3	Employment Agreement, dated June 25, 2001, by and between Brian C. Klene and Cymer.

    * Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)
Reports on Forms 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC. (REGISTRANT)
DATE: AUGUST 13, 2001	By:	/s/ WILLIAM A. ANGUS, III William A. Angus, III Sr. Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

CYMER, INC. FORM 10-Q For the Quarter Ended June 30, 2001 INDEX
CYMER, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED (In thousands)
CYMER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three and Six Months Ended June 30, 2001 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES