Form 10-Q
period 2001-09-30
CYMER INC
filed 2001-11-13
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission file number 0-21321

CYMER, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0175463 (IRS Employer Identification No.)
16750 Via Del Campo Court, San Diego, CA (Address of principal executive offices)	92127 (Zip Code)

Registrant's telephone number, including area code: (858) 385-7300

Former name, former address and former fiscal year, if changed since last report.
 N/A

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock, with $0.001 par value, outstanding on November 8, 2001 was 30,700,487.

CYMER, INC.
FORM 10-Q
For the Quarter Ended September 30, 2001
INDEX

PART I. FINANCIAL INFORMATION

CYMER, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 31, 2000	September 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,678	$73,053
Short-term investments	117,017	108,143
Accounts receivable — net	85,569	58,603
Foreign currency forward exchange contracts	2,664	—
Inventories	76,887	59,712
Deferred income taxes	23,503	23,479
Income taxes receivable	—	1,363
Prepaid expenses and other assets	4,571	4,332

Total current assets	389,889	328,685
PROPERTY AND EQUIPMENT — NET	91,080	92,512
LONG-TERM INVESTMENTS	8,984	12,084
DEFERRED INCOME TAXES	6,060	8,113
GOODWILL — NET	—	10,596
INTANGIBLE ASSETS — NET	—	11,045
OTHER ASSETS	5,549	4,723

TOTAL ASSETS	$501,562	$467,758

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,471	$13,300
Accrued and other liabilities	67,853	50,972
Income taxes payable	11,274	—
Foreign currency forward exchange contracts	—	204
Revolving loan	8,745	—

Total current liabilities	111,343	64,476

CONVERTIBLE SUBORDINATED NOTES	172,335	147,335
OTHER LIABILITIES	3,175	3,246
MINORITY INTEREST	1,741	2,069
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock — authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock — authorized 50,000,000 shares; $.001 par value, issued and outstanding 29,496,000 and 30,691,000 shares at December 31, 2000 and September 30, 2001, respectively	29	31
Paid-in capital	145,996	180,021
Treasury stock, at cost (2,000,000 common shares)	(24,871)	(24,871)
Unearned compensation	—	(3,745)
Accumulated other comprehensive loss	(1,691)	(4,661)
Retained earnings	93,505	103,857

Total stockholders' equity	212,968	250,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,562	$467,758

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	2001	2000	2001
REVENUES:
Product sales	$97,909	$52,521	$264,242	$212,652
Other	518	514	1,052	1,991

Total revenues	98,427	53,035	265,294	214,643

COSTS AND EXPENSES:
Cost of product sales	50,038	32,400	139,834	118,969
Research and development	12,167	13,790	33,569	44,070
Sales and marketing	5,668	3,989	14,204	15,330
General and administrative	5,934	4,240	15,195	14,725
Amortization of goodwill and intangible assets	36	894	72	2,253
Purchased in-process research and development	—	—	—	5,050

Total costs and expenses	73,843	55,313	202,874	200,397

OPERATING INCOME (LOSS)	24,584	(2,278)	62,420	14,246

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) — net	(385)	(358)	(405)	1,239
Interest and other income	2,849	1,782	8,023	6,701
Interest and other expense	(1,945)	(2,690)	(8,108)	(8,266)

Total other income (expense) — net	519	(1,266)	(490)	(326)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	25,103	(3,544)	61,930	13,920
INCOME TAX PROVISION (BENEFIT)	6,912	(886)	17,960	3,480
MINORITY INTEREST	(102)	(194)	(431)	(328)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	$18,089	$(2,852)	$43,539	$10,112
Extraordinary gain on debt extinguishment	—	$70	—	$610
Cumulative change in accounting principle	—	—	—	$(370)

NET INCOME (LOSS)	$18,089	$(2,782)	$43,539	$10,352

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Before extraordinary item and cumulative change in accounting principle	$0.62	$(0.09)	$1.50	$0.33
Extraordinary gain on debt extinguishment	—	—	—	$0.02
Cumulative change in accounting principle	—	—	—	$(0.01)

Basic earnings (loss) per share	$0.62	$(0.09)	$1.50	$0.34

Weighted average common shares outstanding	29,226	30,657	29,002	30,377

Diluted earnings (loss) per share:
Before extraordinary item and cumulative change in accounting principle	$0.58	$(0.09)	$1.40	$0.32
Extraordinary gain on debt extinguishment	—	—	—	$0.02
Cumulative change in accounting principle	—	—	—	$(0.01)

Diluted earnings (loss) per share	$0.58	$(0.09)	$1.40	$0.33

Weighted average common and common equivalent shares outstanding	30,974	30,657	31,021	31,085

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the nine months ended September 30,
	2000	2001
OPERATING ACTIVITIES:
Net income	$43,539	$10,352
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	—	370
Extraordinary gain on debt extinguishment	—	(610)
Depreciation and amortization	14,504	18,653
Amortization of unearned compensation	—	694
Minority interest	431	328
Purchased in-process research and development	—	5,050
Provision for deferred income taxes	(1,718)	(2,435)
Loss on disposal and impairment of property and equipment	1,816	447
Change in assets and liabilities — net of acquisition:
Accounts receivable — net	(13,953)	27,422
Income taxes receivable	—	(1,363)
Foreign currency forward exchange contracts	(3,521)	2,498
Inventories	(23,071)	17,251
Prepaid expenses and other assets	1,872	(209)
Accounts payable	10,974	(10,575)
Accrued and other liabilities	14,033	(17,825)
Income taxes payable	2,652	(11,274)

Net cash provided by operating activities	47,558	38,774

INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,421)	(16,817)
Purchases of investments	(133,969)	(146,283)
Proceeds from sold or matured investments	136,687	152,057
Acquisition of Active Control eXperts, Inc., net of cash acquired	—	(279)
Acquisition of patents	—	(6,000)
Acquisition of minority interest	(1,104)	—

Net cash used in investing activities	(38,807)	(17,322)

FINANCING ACTIVITIES:
Payments, net of borrowings, under revolving loan and security agreements	—	(8,745)
Proceeds from issuance of common stock	10,929	8,835
Redemption of convertible subordinated notes	—	(24,930)
Dividends paid to minority shareholder of foreign subsidiary	(183)	—
Payments on capital lease obligations	(429)	(266)

Net cash provided by (used in) financing activities	10,317	(25,106)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,462	(2,971)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,530	(6,625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,765	79,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,295	$73,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,712	$7,430

Income taxes paid	$13,659	$16,466

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued in acquisition of patents	—	$4,322

Stock and stock options issued in acquisition of Active Control eXperts, Inc.	—	$20,871

Conversion of subordinated notes to equity	$165	—

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2001
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

    Principles of Consolidation—The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries, Cymer Japan, Inc. "Cymer Japan", Cymer Singapore Pte Ltd. "Cymer Singapore", Cymer B.V. in the Netherlands "Cymer B.V.", Cymer Southeast Asia, Inc., in Taiwan "Cymer SEA", Active Control eXperts, Inc. "Cymer Cambridge", and its majority-owned subsidiary, Cymer Korea, Inc. "Cymer Korea". Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer SEA for $1,104,000. During the first quarter of 2001, Cymer acquired 100% of Active Control eXperts, Inc., including its technology ("ACX technology"), for a total consideration of $24,751,000, which included 689,000 common shares of Cymer stock and 336,000 stock options. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

    Unaudited Interim Financial Data—In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 2000. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    Reclassifications—Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

2. EARNINGS PER SHARE

    Earnings Per Share—Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in loss periods as their effect would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
	(In thousands, except per share amounts)
Basic weighted average common shares outstanding	29,226	30,657	29,002	30,377
Effect of dilutive securities:
Warrants	33	—	34	15
Options	1,715	—	1,985	693

Diluted weighted average common and potential common shares outstanding	30,974	30,657	31,021	31,085

    For the three months ended September 30, 2000 and 2001, weighted average options and warrants to purchase 366,000 and 3,970,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended September 30, 2000 and 2001, weighted average common shares attributable to Convertible Subordinated Notes of 3,666,703 and 3,144,847, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

    For the nine months ended September 30, 2000 and 2001, weighted average options and warrants to purchase 118,000 and 3,334,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the nine months ended September 30, 2000 and 2001, weighted average common shares attributable to Convertible Subordinated Notes of 3,667,084 and 3,472,524, respectively, were not included in the calculation of diluted earnings per share as they were also anti-dilutive.

3. BALANCE SHEET DETAILS

	December 31, 2000	September 30, 2001
	(in thousands)
INVENTORIES:
Raw materials	$22,101	$23,912
Work-in-progress	29,308	22,129
Finished goods	40,478	27,821
Allowance for excess and obsolete inventory	(15,000)	(14,150)

Total	$76,887	$59,712

ACCRUED AND OTHER LIABILITIES:
Warranty and installation reserves	$34,050	$28,605
Payroll and payroll related	14,491	6,819
Interest	15,052	8,297
Other	4,260	7,251

Total	$67,853	$50,972

4. REPORTING COMPREHENSIVE INCOME

    The accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity. For Cymer, comprehensive income includes effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized holding gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

    The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 2000 and September 30, 2001 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains (losses) on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive income (loss)
January 1, 2000	Balance	$(3,581)	$(39)	—	$(3,620)
	Period net change	1,784	145	—	1,929

December 31, 2000	Balance	(1,797)	106	—	(1,691)
	Period net change	(3,392)	407	15	(2,970)

September 30, 2001	Balance	$(5,189)	$513	$15	$(4,661)

5. CLASS ACTION LAWSUITS

    Cymer had been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's common stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints had been consolidated into a single action and a class representative had been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On April 1, 2000, the court granted defendants' motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On October 1, 2001, the court granted Cymer's motion to dismiss the second amended consolidated complaint with prejudice and entered judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment in the Ninth Circuit Court of Appeals. Cymer believes it has meritorious defenses to the claims asserted and intends to continue to defend the action vigorously.

6. ACQUISITION

    On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company Active Control eXperts, Inc. in an all-stock transaction which included 689,000 shares of Cymer common stock and 336,000 stock options issued in exchange for all assumed Active Control eXperts, Inc. options. The acquisition was accounted for using the purchase method of accounting. The total consideration for the purchase was approximately $24.8 million, which included the value of the 689,000 shares of Cymer common stock issued and 336,000 stock options issued to effect the purchase. The acquisition resulted in goodwill recorded of $12,303,000, identified intangible assets recorded of $1,430,000, an in-process research and development charge of $5,050,000, and unearned compensation related to unvested Active

Control eXperts, Inc. options assumed by Cymer of $4,439,000. Amounts allocated to existing technology, assembled workforce, and goodwill are being amortized on a straight-line basis over their estimated useful lives of four years. The unearned compensation is being amortized as compensation expense on a straight-line basis over the four year vesting period of the options.

    The accompanying consolidated balance sheets and statements of operations include the operations of Active Control eXperts, Inc. from the acquisition date. From the date of acquisition through September 30, 2001, Active Control eXperts, Inc. had revenues totaling $2.7 million and a loss of $1.5 million, net of tax. The related amortization of goodwill and identifiable intangible assets and unearned compensation expense for the same period was $2.1 million, net of tax. The impact of Active Control eXperts, Inc. results of operations and the related amortization of goodwill and intangible assets and unearned compensation to the consolidated results of operations for the nine months ended September 30, 2001 was a decrease of $0.12 to basic earnings per share and diluted earnings per share.

7. ACCOUNTING CHANGE

    Cymer adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. Cymer uses foreign currency forward exchange contracts as a means of hedging foreign currency exposure associated with its Japanese operations. Due to the large volume of business that Cymer conducts in Japan, its Japanese operations pose the greatest foreign currency risk. Cymer manages this risk by entering into foreign currency forward exchange contracts to reduce the impact of currency fluctuations related to purchases of Cymer's inventories, mainly laser systems, by Cymer Japan for resale under firm third-party sales commitments. Prior to the adoption of SFAS 133, net gains or losses were recorded on the date the lasers were received by Cymer Japan (the transaction date) and were included in the cost of product sales in the consolidated statements of operations at the same time that the related sales to the third parties were consummated.

    Due to the extensive documentation and administration requirements of SFAS 133, Cymer did not meet the SFAS 133 documentation requirements and therefore did not qualify for hedge accounting treatment until July 1, 2001. As Cymer did not qualify for hedge accounting treatment for its cash flow hedges, Cymer recorded all unrealized gains and losses on derivatives through earnings for the six months ended June 30, 2001, in accordance with SFAS 133.

    Effective July 1, 2001, for contracts entered into on or after July 1, 2001, from the date of contract inception through the date of the anticipated hedged transaction, unrealized effective gains and losses are recorded as other comprehensive income (loss) ("OCI"). The net amount of unrealized effective gain or loss on the date the laser is received by Cymer Japan is reclassified to cost of sales on the date the laser is sold to the third party. Upon adoption of SFAS 133 on January 1, 2001, Cymer recorded a loss to cumulative change in accounting principle of $370,000 and a gain of $2.4 million to accumulated other comprehensive income per SFAS 133 transition guidelines. Of the $2.4 million accumulated other comprehensive income, $2.2 million and $0.2 million was recorded to cost of product sales during the quarter ended March 31, 2001 and the quarter ended June 30, 2001, respectively, in accordance with SFAS 133 transition guidelines.

8. CONVERTIBLE SUBORDINATED NOTE REPURCHASES

    On June 21, 2001, Cymer repurchased 23,500 of its convertible subordinated notes outstanding. The total purchase price for the notes was $24.1 million, which included $23.4 million for the notes and

$639,000 in accrued interest. The purchase price per note was $997.50. Cymer recognized an extraordinary gain, net of tax of $360,000, on this transaction in the amount of $540,000.

    On July 30, 2001, Cymer repurchased an additional 1,500 of its convertible subordinated notes outstanding. The total purchase price for the notes was $1.5 million, which included $1.4 million for the notes and $53,000 in accrued interest. The purchase price per note was $957.50. Cymer recognized an extraordinary gain, net of tax of $46,000, on this transaction in the amount of $70,000.

9. PATENT LICENSE AGREEMENT

    On May 14, 2001, Cymer acquired certain patents for a total consideration of $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 stock warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black Scholes method. The total value of these patents will be amortized over eight years which represents the shortest remaining life of the patents purchased under the agreement. The amortization of these patents will approximate $323,000 per quarter and will be included in cost of product sales on the accompanying statements of operations.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of

  Operations

    Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected product sales and development; service and support; research and development expenditures; expected product development; expected international product sales, development and revenue; adequacy of capital resources and investments; effects of the semiconductor business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing. These statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. Actual events or results may differ materially from those projected in such statements due to various factors, including, but not limited to, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," and elsewhere contained in this quarterly report on Form 10-Q. Cymer assumes no obligation to update any forward-looking statements contained in this quarterly report on Form 10-Q.

    The following discussion of the financial condition and results of operations of Cymer should be read in conjunction with Cymer's consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in Cymer's annual report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

    The following table sets forth certain items in Cymer's consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Revenues:
Product sales	99.5%	99.0%	99.6%	99.1%
Other	.5	1.0	.4	.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of product sales	50.8	61.1	52.7	55.4
Research and development	12.3	26.0	12.7	20.5
Sales and marketing	5.8	7.5	5.3	7.1
General and administrative	6.1	8.0	5.8	6.9
Amortization of goodwill and intangible assets	—	1.7	—	1.1
Purchased in-process research and development	—	—	—	2.4

Total costs and expenses	75.0	104.3	76.5	93.4

Operating income (loss)	25.0	(4.3)	23.5	6.6
Other income (expense) — net	.5	(2.4)	(.2)	(.1)

Income (loss) before income tax provision (benefit) and minority interest	25.5	(6.7)	23.3	6.5
Income tax provision (benefit)	7.0	(1.7)	6.8	1.6
Minority interest	(.1)	(.4)	(.1)	(.2)

Income (loss) before extraordinary item and cumulative change in accounting principle	18.4	(5.4)	16.4	4.7
Extraordinary gain on debt extinguishment	—	.1	—	.3
Cumulative change in accounting principle	—	—	—	(.2)

Net income (loss)	18.4%	(5.3%)	16.4%	4.8%

Gross margin on product sales	48.9%	38.3%	47.1%	44.1%

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

    Revenues.  Cymer's revenues consist of product sales, which include sales of laser systems, consumable and spare parts, upgrades, service, training, and software. Other revenues include revenue from funded development activities performed for customers and government contracts. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

    Product sales decreased 46% from $97.9 million in the three months ended September 30, 2000 to $52.5 million in the three months ended September 30, 2001, primarily due to decreased sales of DUV photolithography laser systems, consumable and spare parts, and services. This was due to the continuing downturn in the semiconductor industry which resulted in decreased demand for laser systems. In addition, industry conditions during the period resulted in lower utilization of Cymer's installed base of lasers and thus decreased demand for consumable and spare parts. Revenues from funded development projects decreased slightly from $518,000 for the three months ended September 30, 2000 to $514,000 for the three months ended September 30, 2001. For the three months ended September 30, 2000, revenues from funded development projects were generated from laser research projects whereas such revenues for the three month period ended September 30, 2001 were primarily due to government contracts administered by the Cymer Cambridge division.

    Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 87% and 89% of Cymer's sales in the three months ended September 30, 2000 and 2001, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 43% and 46% of revenues for the three months ended September 30, 2000 and 2001, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

    Cost of Product Sales.  Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead. Prior to 2001, Cymer accounted for foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer's products by its Japanese subsidiary for resale under firm third-party sales commitments within cost of product sales. Under SFAS 133 for those derivative instruments that do not qualify for hedge accounting, deferral of the gains or losses is not allowed and the gains and losses are recorded in other income (expense). Cymer adopted SFAS 133 on January 1, 2001, but did not qualify for hedge accounting until July 1, 2001. Accordingly, for contracts entered into prior to July 1, 2001, Cymer is required to record changes in the value of its foreign currency forward exchange contracts directly through earnings in other income (expense) in the period such changes occur. For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the value of its foreign currency forward exchange contracts into other comprehensive income and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party.

    Cost of product sales decreased 35% from $50.0 million for the three months ended September 30, 2000 to $32.4 million for the three months ended September 30, 2001 due primarily to the decrease in sales of product from period to period. The gross margin on these sales decreased from 48.9% for the three months ended September 30, 2000 to 38.3% for the same three month period in 2001. This decrease in gross margins was primarily the result of lower product sales absorbing both higher fixed manufacturing costs and worldwide field support infrastructure costs.

    For the three months ended September 30, 2000, net effective gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of operations as the related sales to the third party were recognized. For the three months ended September 30, 2001, only those contracts entered into on or after July 1, 2001, the date Cymer qualified for hedge accounting treatment, were included in cost of product sales in the consolidated statements of operations. Cymer recognized a net effective gain on such contracts of $944,000 for the three months ended September 30, 2000 as compared to a net effective loss of $89,000 for the three months ended September 30, 2001.

    Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 13% from $12.2 million for the three months ended September 30, 2000 to $13.8 million for the three months ended September 30, 2001, due primarily to increased development efforts associated with argon fluoride ("ArF") laser development which includes Cymer's latest product, the Nanolith™ 7000. Research and development expenses associated with the Nanolith 7000 laser increased during the third quarter of 2001 as it moved into the production phase and initial units were shipped to customers. Research and development expenses were also higher during the third quarter of 2001 due to continued investment in next generation product to keep pace with technological change in industry requirements as well as the additional research and development expenses associated with the Cymer Cambridge division and its ACX technology. As a percentage of total revenues, such expenses increased from 12.3% to 26.0% due to both decreased revenues and increased spending from period to period.

    Sales and Marketing.  Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 30% from $5.7 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001 due primarily to increased operational efficiencies as well as heightened cost controls as a result of the continuing downturn in the semiconductor industry during the third quarter of 2001. As a percentage of total revenues, such expenses increased from 5.8% to 7.5% due to decreased revenues.

    General and Administrative.  General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses decreased 29% from $5.9 million in the three months ended September 30, 2000 to $4.2 million for the three months ended September 30, 2001. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls for the period due to industry conditions. As a percentage of total revenues, such expenses increased from 6.1% to 8.0% due to decreased revenues.

    Other Income (Expense)—net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. For the three months ended September 30, 2000, net other income totaled $519,000 as compared to net other expense totaling $1.3 million for the three months ended September 30, 2001. The change from net other income to net other expense from period to period is primarily due to lower cash and investment balances as well as lower yields on those investments and a decrease in other income. Foreign currency exchange losses totaled $385,000, interest income totaled $2.8 million, interest expense totaled $2.4 million, and other income totaled $430,000 for the three months ended September 30, 2000, compared to an exchange loss of $358,000, interest income of $1.8 million, interest expense of $2.7 million, and other expense of $2,000 for the three months ended September 30, 2001.

    Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its cash flow exposure to Cymer. Through June 30, 2001, gains or losses resulting from the change in the value of contracts entered into prior to July 1, 2001 are recorded as other income (expense) in the consolidated statements of operations. These gains and losses were included in cost of goods sold prior to the adoption of SFAS 133. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

    Income Tax Provision (Benefit).  The tax provision of $6.9 million and the tax benefit of $886,000 for the three months ended September 30, 2000 and 2001, respectively, reflect an annual effective rate of 28% and 25%, respectively. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

    Revenues.  Product sales decreased 19% from $264.2 million in the nine months ended September 30, 2000 to $212.7 million in the nine months ended September 30, 2001, primarily due to decreased sales of DUV photolithography laser systems, consumables, spare parts, upgrades and services. This decrease in sales from period to period was due to the continuing downturn in the semiconductor industry which caused both a lower demand for laser systems and a decreased demand for consumable spare parts as a result of lower utilization of Cymer's installed base of lasers. Revenues from funded development projects increased from $1.1 million for the nine months ended September 30, 2000 to $2.0 million for the nine months ended September 30, 2001, primarily due to additional government contract revenues generated through the acquisition of Active Control eXperts, Inc. during the first quarter of 2001. Currently, the majority of revenues generated by Cymer's Cambridge division are from funded development projects and accounted for $1.5 million of the total $2.0 million funded development projects revenue for the nine months ended September 30, 2001.

    Approximately 88% and 84% of Cymer's sales in the nine months ended September 30, 2000 and 2001, respectively, were derived from customers outside the United States. Revenues from Japanese customers accounted for 42% and 44% of revenues in the first nine months of 2000 and 2001, respectively.

    Cost of Product Sales.  Cost of product sales decreased 15% from $139.8 million for the nine months ended September 30, 2000 to $119.0 million for the nine months ended September 30, 2001 due primarily to the decrease in sales of product. The gross margin on these sales decreased from 47.1% for the nine months ended September 30, 2000 to 44.1% for the nine months ended September 30, 2001. The decrease in gross margin from period to period is primarily due to lower product sales absorbing relatively fixed manufacturing and worldwide support infrastructure costs offset by continued operational efficiencies.

    For the nine months ended September 30, 2000, net effective gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of operations in the same period as the related sales were recognized. For the nine months ended September 30, 2001, only those contracts meeting the transition period requirements or qualifying for hedge accounting treatment under SFAS 133 were included in cost of product sales in the consolidated statements of operations. Cymer recognized net gains in cost of sales on such contracts of $2.3 million for both the nine months ended September 30, 2000 and 2001.

    Research and Development.  Research and development expenses increased 31% from $33.6 million for the nine months ended September 30, 2000 to $44.1 million for the nine months ended September 30, 2001, due primarily to continued product development efforts associated with the ELS-6010 series laser systems and increased development efforts associated with ArF laser development, including the Nanolith 7000. Research and development expenses were also higher during the nine months ended September 30, 2001 due to the current pace of technological change in industry requirements as well as the additional research and development expenses associated with the Cymer Cambridge division and its ACX technology. As a percentage of total revenues, such expenses increased from 12.7% to 20.5% in the respective periods.

    Sales and Marketing.  Sales and marketing expenses increased 8% from $14.2 million for the nine months ended September 30, 2000 to $15.3 million for the nine months ended September 30, 2001 due primarily to increased expenses at the beginning of 2001 associated with expanded operations in product marketing, new product development, and sales administration as well as additional expenses incurred to support the sales and marketing organizations internationally. As a percentage of total revenues, such expenses increased from 5.3% to 7.1% from period to period.

    General and Administrative.  General and administrative expenses decreased 3% from $15.2 million in the nine months ended September 30, 2000 to $14.7 million for the nine months ended September 30, 2001. This was due primarily to continued process improvements and the resulting operational efficiencies within the general and administrative functions. As a percentage of total revenues, such expenses increased from 5.8% to 6.9% in the respective periods.

    Purchased In-Process Research and Development.  Purchased in-process research and development expenses consist of costs associated with the acquisition of a company and its in-process research and development projects. There were no such expenses incurred during the nine months ended September 30, 2000 as compared to $5.1 million for the nine months ended September 30, 2001. These expenses for the nine months ended September 30, 2001 are due to the acquisition of Active Control eXperts, Inc. and represent the fair value of Active Control eXperts, Inc. development projects associated with the application of its technology to the semiconductor market. As of the date of the Active Control eXperts, Inc. acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability.

    Other Income (Expense)—net.  For the nine months ended September 30, 2000 and 2001, net other expense totaled $490,000 and $326,000, respectively. This decrease in net other expense was primarily due to gains associated with the change in value of foreign currency forward exchange contracts for Cymer's contracts that did not qualify for hedge accounting treatment per SFAS 133 in 2001, offset by lower cash and investment balances as well as lower yields on those investments from period to period. Foreign currency exchange losses totaled $405,000, interest income totaled $8.0 million, interest expense totaled $8.0 million, and other expense totaled $63,000 for the nine months ended September 30, 2000, compared to an exchange gain of $1.2 million, interest income of $6.7 million, interest expense of $8.2 million, and other expense of $50,000 for the nine months ended September 30, 2001.

    Income Tax Provision.  The tax provision of $18.0 million and $3.5 million for the nine months ended September 30, 2000 and 2001, respectively, reflects an annual effective rate of 29% and 25%, respectively. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily from the proceeds of a convertible subordinated note offering in August 1997, which generated net proceeds of $167.3 million, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

    Cymer issued $172.5 million in aggregate principal amount in the subordinated note offering. The notes are due on August 6, 2004, with interest payable semi-annually on February 6 and August 6, beginning February 6, 1998, at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption. Since November 5, 1997, the notes have been convertible at the holder's option into shares of Cymer common stock at a conversion rate of 21.2766 shares per $1,000 principal amount. Cymer may redeem the notes, in whole or in part, at specified redemption prices. In June 2001, Cymer repurchased 23,500 of the notes outstanding for a total purchase price of $24.1 million, including $639,000 in accrued interest. In July 2001, Cymer repurchased an additional 1,500 of the notes outstanding for a total purchase price of $1.5 million, including $53,000 in accrued interest. As of September 30, 2001, $147.3 million under the notes was outstanding.

    As of September 30, 2001, Cymer had approximately $73.1 million in cash and cash equivalents, $108.1 million in short-term investments and $12.1 million in long-term investments. As of September 30, 2001, Cymer had $264.2 million in working capital.

    Net cash provided by operating activities was approximately $47.6 million and $38.8 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease in cash provided by operating activities from period to period is primarily due to significantly lower net income, decreases in accounts payable, accrued and other liabilities, and income taxes payable offset by decreases in accounts receivable and inventory.

    Net cash used in investing activities was approximately $38.8 million and $17.3 million for the nine months ended September 30, 2000 and 2001, respectively. The net cash used in investing activities for the nine months ended September 30, 2000 primarily reflects the acquisition of property and equipment to accommodate Cymer's increased business activity, including the construction of an additional facility at the San Diego, California location, as well as the implementation of a new ERP system. In addition, during the nine months ended September 30, 2000, $1.1 million in cash was used to acquire the minority shareholder's interest in Cymer's Taiwan subsidiary. For the nine months ended September 30, 2001, the cash used in investing activities was primarily due to the timing of short term and long term investments maturing and being reinvested during the period offset by a $6.0 million payment made to acquire patents and the purchase of $16.8 million in capital equipment.

    Net cash provided by financing activities was approximately $10.3 million for the nine months ended September 30, 2000 as compared to net cash used in financing activities of approximately $25.1 million for the nine months ended September 30, 2001. The net cash provided by financing activities for the nine months ended September 30, 2000 was primarily attributable to the receipt of $10.9 million upon the issuance of common stock due to the exercise of stock options by Cymer employees offset by payments on capital lease obligations and dividends. For the nine months ended September 30, 2001, the cash used was attributable to the repurchase of $24.9 million in outstanding notes and an $8.7 million payment on Cymer's revolving loan during the period offset by the receipt of $8.8 million upon issuance of common stock due to employee stock option exercises.

    Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements will depend on many factors, including Cymer's manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer's products. Cymer believes that it has sufficient working capital and available banking arrangements to sustain operations and provide for the future expansion of its business for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must satisfy to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    Cymer is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with accounting treatment in effect prior to the adoption of SFAS 142.

    SFAS 141 will require upon adoption of SFAS 142, that Cymer evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, Cymer will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Cymer will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

    As of the date of adoption, Cymer expects to have unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets in the amount of $1.1 million, both of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $108,000 and $2.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Amortization expense related to identifiable intangible assets was $223,000 for the nine months ended September 30, 2001. There was no such amortization expense for intangible assets for the year ended December 31, 2000. Due to the extensive effort required to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Cymer's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. Cymer is required to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. To accomplish this, Cymer must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require Cymer to gather market information and develop cash flow models. Additionally, Cymer will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this quarterly report.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion No. 30"), for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on Cymer's consolidated financial statements.

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

  •
  the rate at which semiconductor device manufacturers take delivery of photolithography tools from Cymer's customers and the rate at which those customers take delivery of light sources from Cymer;

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

  •
  the mix of laser models, replacement parts and service revenues in Cymer's total revenues, the decrease of any of which can substantially affect Cymer's total revenues;

  •
  a decrease in utilization rates of lasers leading to decreases in sales for replacement parts and services;

  •
  the ability of Cymer's competitors to obtain orders from Cymer's customers;

  •
  the entry of new competitors into the market for DUV photolithography light sources;

  •
  the ability of Cymer to manage its inventory costs and unanticipated costs as it supplies its products in varying or cyclical volumes and multiple models;

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

  Fixed Expenses

    Cymer's expense levels are based, in large part, on Cymer's expectations as to future revenues. Therefore, Cymer's expenses are relatively fixed in the short term. If revenue levels fall below expectations, this would adversely affect Cymer's operating results. Cymer cannot forecast the impact of these and other factors on its revenues and operating results in any future period with any certainty.

  Semiconductor Device Manufacturer Demand

    Semiconductor device manufacturers are currently developing the capability for production and pilot production of 0.13 um and smaller devices. Cymer believes that the efforts to develop such capability are driving present demand for its laser systems for DUV photolithography tools. Once semiconductor device manufacturers have acquired such capability, their demand for Cymer's DUV photolithography tools will depend on whether they want to expand their capacity to manufacture such devices. This will in turn depend on whether their sales forecasts and manufacturing process yields justify such an investment. Cymer currently expects that demand for its DUV laser systems will depend on such demand and process development constraints of the semiconductor device manufacturers.

  Industry Conditions

    Cymer has sized its operations in response to rapidly changing industry conditions. Should conditions continue to deteriorate due to decreased capital spending and a further weakening of semiconductor demand, current operating levels will negatively impact the profitability of Cymer's operations.

    Due to the foregoing, as well as other unanticipated factors, Cymer's operating results will likely fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of Cymer's common stock.

Dependence on Semiconductor Industry

    Cymer derives substantially all of its revenues from photolithography tool manufacturers and their customers, the semiconductor device manufacturers. Semiconductor manufacturers depend on the demand from manufacturers of end-products or systems that use semiconductors. The semiconductor industry is highly cyclical and has historically experienced periodic downturns and is currently in a significant downturn. This downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools. In addition, Cymer's need to continue investment in research and development and to maintain extensive ongoing customer service and support capability has constrained its ability to reduce expenses. Cymer cannot predict either the length or the severity of the current downturn which has had and may continue to have a material adverse effect on Cymer's business and results of operations. Cymer believes that downturns in the semiconductor manufacturing industry will continue to occur periodically, resulting in periodic decreases in demand for semiconductor manufacturing equipment. Accordingly, these downturns are likely to continue to have a material adverse effect on Cymer's business, financial condition and results of operations.

Dependence on Small Number of Customers

    A small number of manufacturers of DUV photolithography tools constitute Cymer's primary customer base. Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, they accounted for approximately 76% of Cymer's total revenues in the nine months ended September 30, 2001. Individually, sales to ASM Lithography, Canon and Nikon accounted for approximately 29%, 18% and 29%, respectively, of total revenues for the nine months ended

September 30, 2001. Cymer expects that sales of its systems to these customers will continue to account for a substantial majority of its revenues in the foreseeable future. None of Cymer's customers are obligated to purchase a minimum number of Cymer's products. The loss of any significant business from any one of these customers, a significant reduction in orders from any one of these customers or production problems for any one of these customers that cause a slow down in Cymer's deliveries, would have a material adverse effect on Cymer's business, financial condition and results of operations. Reductions caused by changes in a customer's competitive position, a decision to purchase light sources from other suppliers, or economic conditions in the semiconductor and photolithography tool industries, could all cause such a loss of business or reduction in orders.

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

    Cymer must also effectively manage its inventory levels, including assessing and managing excess and obsolete inventories associated with the changing environment and new product introductions. Cymer will need to attract, train, retain and manage key technical personnel in order to support Cymer's growth and/or contraction. Cymer will also need to manage effectively its international operations, including:

  •
  operations of its subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,

  •
  field service and support presence in Asia and Europe, and

  •
  its relationship with Seiko as a contract manufacturer of Cymer's photolithography lasers.

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

Rapid Technological Change; New Product Introductions

    Semiconductor manufacturing equipment and processes are subject to rapid technological change. Cymer believes that its future success will depend in part upon its ability to:

  •
  continue to enhance its laser systems and process capabilities, and

  •
  develop and manufacture new products with improved capabilities.

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

Dependence on Key Suppliers

    Cymer obtains certain of the components and subassemblies included in its products from a single supplier or a limited group of suppliers. In particular, there are no alternative sources for certain of such components and subassemblies, including certain optical components used in Cymer's lasers. In addition, Cymer outsources the manufacture of various subassemblies. To date Cymer has been able to obtain adequate supplies of the components and subassemblies in a timely manner from existing sources. However, due to the nature of Cymer's product development requirements, key suppliers often need to rapidly advance their own technologies and production capacities in order to support Cymer's new product introduction schedule. These suppliers may not be able to satisfy Cymer's schedule requirements in providing new modules and subassemblies to Cymer. If Cymer cannot obtain sufficient quantities of such materials, components or subassemblies, or if such items do not meet Cymer's quality standards, delays or reductions in product shipments could have a material adverse effect on Cymer's business, financial condition and results of operations.

Risk of Excessive Inventory Buildups by Photolithography Tool Manufacturers

    Photolithography tool manufacturers constitute the majority of Cymer's customers. Photolithography tool manufacturers sell their systems in turn to semiconductor manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturer can cause Cymer's customers to expand or reduce their orders for new laser systems as they try to manage their inventories to appropriate levels which better reflect their expected sales forecasts and production requirements. Cymer is working with its customers to better understand these issues. However, there can be no assurance that Cymer will be successful in this regard, or that its customers will not build excessive laser inventories. Excessive customer laser inventories could result in a material decline in Cymer's revenues and operating results in future periods as such inventories are brought into balance.

Competition

  Gigaphoton and Lambda-Physik

    Cymer currently has two significant competitors in the market for laser systems for DUV photolithography applications:

  •
  Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan.

  •
  Lambda-Physik, which is headquartered in Germany.

    Cymer believes that Gigaphoton and Lambda-Physik are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified the competitors' lasers for use with their products. Both of these companies are located in closer proximity to certain of Cymer's customers than Cymer. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. and Europe. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

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

  Potential Competition

    Larger competitors with substantially greater financial resources, including other manufacturers of industrial light sources for advanced lithography, might attempt to enter the market. Further, other competitors may introduce new and enhanced product offerings that customers deem superior to Cymer's products. Future competitors may also be attracted to Cymer's growing installed base of laser light sources and seek to provide consumables and refurbished parts to that installed base.

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

Dependence on Single Product Line

    Cymer's only product line is excimer lasers (KrF, ArF and F2 laser systems). The primary market for excimer laser light sources is for use in DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. Demand for Cymer's products will depend in part on the rate at which semiconductor manufacturers further adopt excimer lasers as the light source for their photolithography tools.

    Impediments to such adoption include:

  •
  instability of photoresists used in advanced DUV photolithography, and

  •
  potential shortages of specialized materials used in DUV optics.

    There can be no assurance that such impediments can or will be overcome. In any event, such impediments may materially reduce the demand for Cymer's products. Further, if Cymer's customers experience reduced demand for DUV photolithography tools, Cymer's financial condition and results of operations would be materially adversely affected.

Disruption of Electric Service

    California, the location of Cymer's headquarters, primary manufacturing facility and where a number of Cymer's suppliers are located, has experienced significant problems in the operations of its electric utility infrastructure. This has caused Cymer's and its suppliers' electric utility suppliers to notify companies that they could be subject to blackouts of electric power. Some of Cymer's suppliers have experienced disruptions in services. While Cymer has some back up power capability, any prolonged blackout or series of periodic blackouts could disrupt Cymer's production schedule. Any extended disruption of electric service could have a material adverse impact upon Cymer's financial performance.

Dependence on Air Transport for Conduct of Business

    Cymer is highly dependent on regular and reliable air transportation for the routine conduct of its business on a worldwide basis. To the extent that civil aviation is disrupted by terrorist activities or substantially affected by security responses to that threat, then Cymer's business would be adversely affected in the following areas:

  •
  supplies of raw materials and component assemblies for the manufacture of products,

  •
  timely delivery of products to customers,

  •
  timely support of installed lasers at semiconductor device manufacturers, and

  •
  most sales and marketing functions.

Maintenance of Field Service and Support Organization

    Cymer believes that the need to provide fast and responsive service to the semiconductor device manufacturers using its lasers is critical. Cymer cannot depend solely on its direct customers to provide this specialized service. Therefore, Cymer believes it is essential to maintain through its own personnel or through trained third party sources, a rapid response capability to service its lasers throughout the world. Accordingly, Cymer has an ongoing effort to develop its direct support infrastructure in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in the various countries in their assigned regions. Cymer has experienced difficulties in effectively training field service personnel. Additionally, field service personnel often experience high turnover. Cymer might not be able to attract and train qualified personnel to maintain these operations successfully. Further, the costs of such operations might be excessive. A failure to implement this plan effectively could have a material adverse effect on Cymer's business, financial condition and results of operations.

Uncertainty Regarding Patents and Protection of Proprietary Technology

  Cymer Patents

    Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of September 30, 2001, Cymer owned 127 United States patents covering certain aspects of technology associated with excimer lasers and piezo techniques. Such patents will expire at various times during the period from January 2008 to December 2019. As of September 30, 2001, Cymer had also applied for 91 additional patents in the United States. As of September 30, 2001, Cymer owned 102 foreign patents and had filed 274 patent applications pending in various foreign countries.

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

    Specifically, Cymer has engaged in discussions with Komatsu with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese and U.S. patents that Komatsu asserts may be infringed by Cymer or by Cymer's Japanese manufacturing partner, Seiko. Komatsu has also notified one of Cymer's integrator customers, Nikon, of its belief that Cymer's lasers infringe several of Komatsu's Japanese and U.S. patents. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. Some of these oppositions have been dismissed by the Japanese Patent Office. Litigation might ensue with respect to the Komatsu Japanese patents or Komatsu U.S. patents. Also, Komatsu might assert infringement claims under other or additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

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

Risks Associated with Manufacturing in Japan

    Cymer has qualified Seiko of Japan as a contract manufacturer of its photolithography lasers. Komatsu has advised Seiko that certain aspects of Cymer's lasers might infringe certain patents that have been issued to Komatsu in Japan. Komatsu has advised Seiko it intends to enforce its rights under such patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against any such claims under certain circumstances. As of the date of this report, Komatsu has not initiated any such litigation. In the event that, notwithstanding its manufacturing agreement with Cymer, Seiko determines not to continue manufacturing Cymer's products until resolution of the matter with Komatsu, Cymer's ability to meet any heavy demand for its products could be materially adversely affected.

Risks of International Sales and Operations

  Significant International Trade

    Cymer derived approximately 84% of its revenues in the nine months ended September 30, 2001 from customers located outside the United States. Because a significant majority of Cymer's principal customers are located in other countries, particularly in Asia, Cymer anticipates that international sales will continue to account for a significant portion of its revenues. In order to support its overseas customers, Cymer:

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

    Cymer might not be able to manage these operations effectively. Cymer's investment in these activities might not enable it to compete successfully in international markets or to meet the service and support needs of its customers. Additionally, a significant portion of Cymer's sales and operations could be subject to certain risks, including:

  •
  tariffs and other barriers,

  •
  difficulties in staffing and managing foreign subsidiary and branch operations,

  •
  currency exchange risks and exchange controls,

  •
  foreign customs and duties,

  •
  potentially adverse tax consequences,

  •
  the possibility of difficulty in accounts receivable collection, or

  •
  the effects of terrorism or acts of war.

    Because many of Cymer's principal customers, as well as many of the end-users of Cymer's laser systems, are located in Asia, economic problems and currency fluctuations affecting that region could intensify Cymer's international risk. Further, while Cymer has experienced no difficulty to date in complying with United States export controls, these rules could change in the future and make it more difficult or impossible for Cymer to export its products to various countries. Any of these eventualities could have a material adverse effect on Cymer's business, financial condition and results of operations.

  Currency Fluctuations

    Sales by Cymer to its Japanese subsidiary are denominated in dollars, while sales by the subsidiary to customers in Japan are denominated in yen. As a result, Cymer's results of operations show some fluctuation based on the changing value of the Japanese yen against the U.S. dollar. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency exchange forward contracts to hedge its purchase commitments. Management will continue to monitor Cymer's exposure to currency fluctuations, and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations. However, exchange rate fluctuations might have a material adverse effect on Cymer's results of operations or financial condition. In the future, Cymer might need to sell its products in other currencies, which would make the management of currency fluctuations more difficult and expose Cymer to greater risks in this regard.

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

Risks Associated With Expanding Product Offerings and Integrating Acquired Businesses

    The enhancement of Cymer's laser products and their process capabilities, as well as the development and manufacture of new products to serve other semiconductor applications through strategic agreements and acquisitions of businesses will be required for Cymer to continue to improve its operational and financial growth. Cymer cannot be certain that it will be able to manage its growth, the acceleration of the development enhancements for existing technology and creating new technologies and products, or effectively integrate new products and applications into Cymer's current operations. Any of these risks could materially harm Cymer's business, financial condition and results of operations.

    In addition, the integration of acquired businesses (including the recent acquisition of Active Control eXperts, Inc. and their ACX technology) will require additional management, technical and administrative resources. The risks involved with an acquisition may include, and are not limited to:

  •
  diversion of management's attention,

  •
  failure to retain key personnel,

  •
  amortization of acquired intangible assets,

  •
  client dissatisfaction or performance problems with an acquired firm,

  •
  costs associated with acquisitions and the integration of acquired operations, and

  •
  assumption of unknown liabilities, or other unanticipated events or circumstances.

    There can be no assurances that the ACX technology will extend Cymer's opportunity or product offerings in the field of adaptive precision motion diagnostics and control. There can also be no assurances that the ACX technology will solve stability and motion control challenges critical to the semiconductor equipment industry or that the ACX technology will successfully penetrate the semiconductor market. Any of these risks could materially harm Cymer's business, financial condition and results of operations. There can be no assurances that Cymer can effectively develop or market the technology of newly acquired businesses such as Active Control eXperts, Inc. or that any business acquired will achieve anticipated revenues or operating results. Cymer cannot be certain that it can integrate any businesses that it acquires, including Active Control eXperts, Inc., or its products.

Production Use of Excimer Lasers

    Cymer's products might not meet production specifications or cost of operation requirements over time when subjected to prolonged and intense use in volume production in semiconductor manufacturing processes. If any semiconductor device manufacturer cannot successfully achieve or sustain volume production using Cymer's lasers, Cymer's reputation with semiconductor manufacturers or the limited number of photolithography tool manufacturers could be damaged. This would have a material adverse effect on Cymer's business, financial condition and results of operations.

Environmental and Other Government Regulations

    Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of substances used in Cymer's manufacturing process and on the facilities leased by Cymer. Cymer believes that its activities conform to present governmental regulations applicable to its operations and its current facilities. These regulations include those related to environmental, land use, public utility utilization and fire code matters. Such governmental regulations might in the future impose the need for additional capital equipment or other process requirements upon Cymer. They might also restrict Cymer's ability to expand its operations. The adoption of such measures, or the failure by Cymer to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances, could subject Cymer to future liability or could cause its manufacturing operations to be curtailed or suspended.

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

Price Volatility of Common Stock

    Various factors may significantly affect the market price of Cymer's common stock, including:

  •
  cyclicality of the semiconductor industry,

  •
  actual or anticipated fluctuations in Cymer's operating results,

  •
  conditions and trends in the laser device and other technology industries,

  •
  announcements of technological innovations,

  •
  new products or new contracts by Cymer or its competitors,

  •
  developments with respect to patents or proprietary rights,

  •
  changes in financial estimates by securities analysts, and

  •
  general market conditions.

    In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. Cymer is currently in the process of defending such an action (see—"Legal Matters"). Such litigation can result in substantial costs and a diversion of management's attention and resources and therefore could have a material adverse effect on Cymer's business, financial condition and results of operations.

Legal Matters

    As disclosed in the Notes to the consolidated financial statements included in this report, Cymer had been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's common stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints had been consolidated into a single action and a class representative had been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On April 1, 2000, the court granted defendants' motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On October 1, 2001, the court granted Cymer's motion to dismiss the second amended consolidated complaint with prejudice and entered judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment in the Ninth Circuit Court of Appeals. Cymer believes it has meritorious defenses to the claims asserted and intends to continue to defend the action vigorously.

Anti-Takeover Effect of Nevada Law and Charter and Bylaw Provisions; Availability of Preferred Stock for Issuance

    Nevada law as well as Cymer's charter and other documents contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of Cymer's Common Stock, including Cymer's Articles of Incorporation and Bylaws and Cymer's Preferred Shares Rights Agreement ("poison pill") dated February 13, 1998. In addition, the Board of Directors is authorized to issue, without shareholder approval, shares of Preferred Stock. Such shares of Preferred Stock may have voting, conversion and other rights and preferences that may be superior to those of the Common Stock and that could adversely affect the voting power or other rights of the holders of Common Stock. The Board of Directors could use the issuance of Preferred Stock or of rights to purchase Preferred Stock to discourage an unsolicited acquisition proposal.

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

    At September 30, 2001, Cymer had outstanding foreign currency forward exchange contracts to buy US$43.0 million for 5.1 billion yen under foreign currency exchange facilities with contract rates ranging from 102.82 yen to 123.32 yen per US dollar. These contracts expire on various expiration dates through April 2002.

Investment and Debt Risk

    Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, Cymer will occasionally sell certain securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

    In August 1997, Cymer issued $172.5 million aggregate principal amount of Step-Up Convertible Subordinated Notes ("Notes") due August 6, 2004, with interest payable semi-annually on February 6 and August 6, commencing February 6, 1998. Interest on the Notes was 3 1/2% per annum from August 6, 1997 through August 5, 2000 and is 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. Since November 5, 1997, the Notes have been convertible at the option of the holder into shares of Cymer common stock of Cymer at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. The Notes became redeemable by Cymer on August 9, 2000. Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at September 30, 2001 was $141.4 million.

    As of December 31, 2000 and September 30, 2001, $172.3 million and $147.3 million, respectively, in Notes were outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock. In June 2001, Cymer repurchased 23,500 of outstanding Notes for a total repurchase price of $24.1 million, including $639,000 in accrued interest. In July 2001, Cymer repurchased an additional 1,500 of outstanding Notes for a total repurchase price of $1.5 million, including $53,000 in accrued interest.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    As disclosed in the Notes to the consolidated financial statements included in this report, Cymer had been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's common stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints had been consolidated into a single action and a class representative had been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On April 1, 2000, the court granted defendants' motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000.  On October 1, 2001, the court granted Cymer's motion to dismiss the second amended consolidated complaint with prejudice and entered judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment in the Ninth Circuit Court of Appeals. Cymer believes it has meritorious defenses to the claims asserted and intends to continue to defend the action vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

    None

ITEM 3. Defaults upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    None.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.2	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.3 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.3
2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.4
Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
  (b)
  Reports on Forms 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC. (Registrant)

Date: November 13, 2001	By:	/s/ WILLIAM A. ANGUS, III William A. Angus, III Sr. Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

CYMER, INC. FORM 10-Q For the Quarter Ended September 30, 2001 INDEX
PART I. FINANCIAL INFORMATION CYMER, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three and Nine Months Ended September 30, 2001 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES