Form 10-K
period 2001-12-31
CYMER INC
filed 2002-03-27
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                      TO                                     .

Commission File Number 0-21321

CYMER, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0175463 (I.R.S. Employer Identification No.)
16750 Via Del Campo Court, San Diego, CA (Address of principal executive offices)	92127 (Zip Code)

Registrant's telephone number including area code: (858) 385-7300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $.001 par value	Nasdaq National Market
Preferred Share Purchase Rights	Nasdaq National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $47.55 for shares of the registrant's Common Stock on March 15, 2002 as reported on the Nasdaq National Market, was approximately $1,456,715,933. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers, directors, and persons known to the registrant to own more than five percent of the registrant's voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

        Number of shares of Common Stock outstanding as of March 15, 2002: 31,195,083.

DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: portions of registrant's proxy statement for its annual meeting of stockholders to be held on May 23, 2002.

CYMER, INC.

2001 Annual Report on Form 10-K

TABLE OF CONTENTS

CYMER is a registered trademark of Cymer, Inc.

        Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; product sales; service and support revenues; research and development plans and expenditures; the adequacy of capital resources; the effects of the continuing downturn in the semiconductor industry; and competitive positioning. These statements include, but are not limited to, statements containing the words "believes," "anticipates," "expects," and words of similar import. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. Actual events or results may differ materially from those projected in such statements due to various factors, including, but not limited to, those set forth under the caption "Risk Factors" and elsewhere contained in this report. Cymer assumes no obligation to update any forward-looking statements contained in this report.

PART I

Item 1. Business

General

        Cymer is the world's leading supplier of excimer laser light sources, the essential light source for deep ultraviolet, ("DUV"), photolithography systems. DUV lithography is a key enabling technology that has allowed the semiconductor industry to meet the exact specifications and manufacturing requirements for volume production of today's most advanced semiconductor chips. Cymer's lasers are incorporated into step-and-repeat and step-and-scan photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. Cymer's excimer lasers constitute a substantial majority of all excimer lasers incorporated in DUV photolithography tools. Cymer's products consist of photolithography light sources and replacement parts. Cymer also maintains a worldwide service organization that supports its installed base of over 1,700 light sources. Cymer's customers include all three manufacturers of DUV photolithography systems: ASM Lithography, Canon and Nikon. Photolithography systems incorporating Cymer's excimer lasers have been purchased by each of the world's 20 largest semiconductor manufacturers: Advanced Micro Devices, Agere, Fujitsu, Hitachi, IBM, Infineon, Intel, Matsushita, Micron, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, Sony, ST Microelectronics, Texas Instruments, and Toshiba.

        Cymer is a Nevada corporation, incorporated on July 12, 1996. Cymer was originally incorporated in California in 1986 and reincorporated in Nevada in 1996.

Products and Services

        Cymer's products consist of photolithography light sources, replacement parts and service.

  Photolithography Light Sources

        Cymer's photolithography lasers produce narrow bandwidth pulses of short wavelength light. The lasers permit very fine feature resolution and high throughput. Cymer has designed its lasers to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes. In 2001, Cymer sold 335 laser systems at an average selling price ("ASP") of $566,000.

  248 nm KrF Light Sources

  •
  ELS-7000™—Cymer's latest krypton fluoride ("KrF") production light source designed for next-generation lithography applications at the 248 nanometer ("nm") wavelength, the ELS-7000 is expected to be a key enabler in the production of devices with sub-.13 micron design rules. The ELS-7000, which operates at a repetition rate of 4 kilohertz ("kHz"), provides the highest spectral power of any of Cymer's KrF light sources, and provides customers with the flexibility to

    "mix and match" the KrF and argon fluoride ("ArF") products to accommodate multiple DUV wavelengths—248 nm and 193 nm—in the same manufacturing environment.

    6000 Series—The 6000 Series represents Cymer's light sources which are within its cutting-edge 248 nm KrF portfolio and are designed for the production of semiconductor devices down to 130 nm (0.13 micron) design rules.

  •
  ELS-6010—The ELS-6010 is a 20 watt ("W") KrF excimer laser that offers a 2.5 kHz repetition rate and is designed for 200 mm and 300 mm lithography steppers and scanners with >0.70 numerical aperture ("NA") lens designs. The ELS-6010 is a key enabler in the production of devices with 130 nm and below design rules. The ELS-6010 delivers advanced line-narrowed spectral bandwidth of 0.5 pm full width half maximum ("FWHM") and 1.4 pm (95% energy integral). The ELS-6010, which is based on the production proven ELS-6000™, also incorporates power and chamber module advances for superior dose stability improving CD control and process yield.

  •
  ELS-6000™—The production-proven ELS-6000 is a 2 kHz excimer laser designed for advanced 200 mm and 300 mm steppers and scanners for the production of devices with 180 nm and below geometries. The 20 W ELS-6000 is designed for the most advanced optical systems with up to 0.70 NA lens designs. Incorporating advances in the laser chamber, pulse power and optics modules, the ELS-6000 enables significant improvements in throughput rates and critical dimension ("CD") control through its ±0.4% energy dose stability, 6 pm bandwidth FWHM, and 2.0 pm bandwidth at 95% energy integral.

    5000 Series—With a repetition rate of 1 kHz, this solid-state pulse power excimer laser series is engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in the manufacture of semiconductors with 250 nm and smaller design rules.

  •
  ELS-5010—Designed for steppers and scanners with numerical apertures as high as 0.70, the ELS-5010 provides 10 W of output power, controls bandwidth to 2.0 pm 95% energy integral, and delivers an energy dose stability of ±0.6%.

  •
  ELS 5005 Upgrade—Designed for the installed base of ELS-5000 lasers, the upgrade contains improved, longer-lifetime ELS-5010 core modules and can lower the laser's cost of consumables ("CoC") by up to 63% compared to its predecessor, the ELS-5000.

  •
  ELS-5000—The ELS-5000 delivers 10 W of output power and is designed for stepper and scanner applications with optical designs requiring bandwidths 0.8 pm.

  •
  EX-5000—With 15 W of output power, this model is used for scanner applications with catadioptric lens designs.

  193 nm ArF Product Family

    ArF Products—The 193nm ArF product line represents Cymer's most advanced light sources within the cutting-edge product portfolio and is designed for the production of semiconductor devices with design rules below 100 nm (0.10 micron).

  •
  Nanolith™ 7000—The NanoLith 7000, 4 kHz 20W ArF production laser for 193 nm step-and-scan tools provides leading edge optical performance. With highly line-narrowed bandwidth of ≤0.5 FWHM and ≤1.3 pm (95% energy integral) the NanoLith 7000 enables high contrast imaging from lithography scanners using lenses with an NA over 0.75. The NanoLith 7000 ArF laser model incorporates new technological solutions in the area of pulsed power design, laser discharge chamber, and wavelength stabilization, to enable tight control of exposure dose (<±0.3%) and laser wavelength (<±0.03pm).

  •
  ELS-6010A—The ELS-6010A is a highly line-narrowed, high power 193 nm light source for lithography tools. The ELS-6010A has been designed to meet resolution image contrast, and wafer throughput requirements in semiconductor chip production at the <130 nm node. The shorter wavelength enables chip design to shrink, leading to higher processor speed, more memory per chip, and better yield per wafer. The ELS-6010A, 2kHz 10 watt ArF production laser for 193 nm step-and-scan tool provides leading edge optical performance. With a highly line-narrowed bandwidth, the ELS-6010A enables high contrast imaging from lithography scanners using NA lenses. The ELS-6010A ArF laser model incorporates new technological solutions in the area of laser discharge chamber and wavelength stabilization, and enables tighter control of exposure dose (≤±0.3%).

  •
  ELX-5000 A—With a repetition rate of 1 kHz, this solid-state pulse power excimer laser series is engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in the manufacture of semiconductors with 250 nm and smaller design rules.

    Designed for steppers and scanners with numerical apertures as high as 0.70, the ELX-5000 A provides 5 Watts of output power, controls bandwidth to 2.0 pm 95% energy integral, and delivers an energy dose stability of ±0.6%.

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

        Revenues generated from sales of laser systems amounted to approximately $148.9 million, $255.8 million, and $189.5 million during 1999, 2000, and 2001, respectively.

  Replacement Parts

        Certain components and subassemblies included in Cymer's lasers require replacement or refurbishment following extended operation. For example, the discharge chamber of Cymer's lasers has an expected life of approximately one to seven billion pulses, depending on the model. Cymer estimates that a laser used in a semiconductor production environment will require one to two replacement chambers per year. Similarly, certain optical components of the laser deteriorate with continued exposure to DUV light and require periodic replacement. Cymer provides these and other spare and replacement parts for its photolithography lasers as needed by its customers. On a limited basis, Cymer also refurbishes and resells complete laser systems.

        Revenues generated from sales of replacement parts amounted to approximately $66.6 million, $101.8 million, and $62.5 million during 1999, 2000, and 2001, respectively.

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

        Revenues generated from service and service contracts amounted to approximately $2.9 million, $7.4 million, and $11.7 million during 1999, 2000, and 2001, respectively.

Customers and End Users

        Cymer sells its photolithography laser products to each of the three manufacturers of DUV photolithography tools:

ASM Lithography	Canon	Nikon

        Cymer believes that maintaining and strengthening customer relationships will play an important role in maintaining its leading position in the photolithography market. Cymer works closely with its customers to integrate Cymer's products into their photolithography tools. Sales to ASM Lithography, Nikon, and Canon accounted for 32%, 29% and 15%, respectively, of total revenue in 2001.

        Revenues generated from customers within the United States amounted to $33.0 million, $69.2 million and $41.3 million during 1999, 2000 and 2001, respectively. Revenues generated from customers outside of the United States amounted to $187.6 million, $298.2 million and $228.1 million during 1999, 2000, and 2001, respectively.

        Revenues generated from customers located in Japan amounted to $81.4 million, $156.1 million and $111.6 million during 1999, 2000 and 2001, respectively. Revenues generated from customers located in the Netherlands amounted to $76.7 million, $89.7 million and $93.2 million during 1999, 2000, and 2001, respectively.

        End users of Cymer's lasers include the world's 20 largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating Cymer's lasers:

United States	Taiwan/Southeast Asia	Japan	Korea
Advanced Micro Devices	1st Silicon	ASET†	Anam-TI
Agere (Lucent/Cirent)	Chartered Semiconductor	Epson	Dongbu
Agilent	ERSO	Fujitsu	Hynix
Atmel	HNS	Hitachi	Samsung
Conexant Systems	Mosel	KMT
Cypress	MXIC	Matsushita	Europe
Dominion Semiconductor	Nan-Ya	Mitsubishi Electric
HP	Peregrine Semiconductors	NEC	Altis Semiconductor
IBM	ProMOS	Nippon Foundry	C-NET
Integrated Device Technology	PSC	Oki Electric	Ericson
Intel	Silicon Manufacturing Partners	Rohm	IMEC†
LSI Logic Corp.	Silterra	Sanyo	Infineon Technologies
Maxim Integrated Products	SIS	SELETE†	Micronas
Microchip	SMIC	Sharp	Philips
Micron Technology	SSMC	Sony	ST Microelectronics
Motorola	Tech Semiconductor	Trecenti Technologies
National Semiconductor	TSMC	Toshiba
SEMATECH†	UMC Group
Texas Instruments	Vanguard International
VLSI	Winbond Group
Wafertech

†
A semiconductor industry consortium.

Backlog

        Cymer schedules production of lasers based upon order backlog and informal customer forecasts. Cymer includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, Cymer's backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2001, Cymer had a backlog of approximately $97.1 million compared with a backlog of $132.7 million at December 31, 2000.

Manufacturing

        Cymer's manufacturing activities consist of material management, assembly, integration and testing. These activities are performed in a 124,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of class 1000 clean room manufacturing and test space. In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more efficiently to customer demand, Cymer has outsourced the manufacture of many of its subassemblies. Cymer's outsourcing strategy is exemplified by the modular design of Cymer's products. Substantially all of the manufacture of the nonproprietary subassemblies have been outsourced. Cymer is increasingly dependent upon these outsourced suppliers to meet Cymer's manufacturing schedules. The failure by one or more of these suppliers to supply Cymer on a timely basis with sufficient quantities of components or subassemblies that perform to Cymer's specifications could affect Cymer's ability to deliver completed lasers to its customers on schedule. Cymer believes that the highly outsourced content and manufacturable design of its products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, costs, and manage overall manufacturing capacity, Cymer intends to continue to provide additional training to manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop its supplier management and engineering capabilities.

        In addition to the manufacturing capacity at its facilities in San Diego, California, Cymer has qualified Seiko Instruments, Inc. ("Seiko") of Japan as a contract manufacturer of its lasers. In order to ensure uniformity of product for all customers, Cymer maintains control of all work flow design, manufacturing processes, engineering changes and component sourcing decisions. Cymer manufactures and seals all core technology modules in San Diego. The original contract manufacturing agreement with Seiko expires in 2003, but will automatically renew every two years thereafter, unless one year's notice to terminate is given by either party. No notice to terminate has been given or received by Cymer. Seiko began production of lasers for Cymer in 1997.

        Certain of the components and subassemblies included in Cymer's products are obtained from a single supplier or a limited group of suppliers. In some cases, there are no alternative sources for these components and subassemblies, including certain optical components used in Cymer's lasers. To date Cymer has been able to obtain adequate supplies of the components and subassemblies used in the production of Cymer's laser systems in a timely manner from existing sources. If in the future Cymer is unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet Cymer's quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on Cymer's business, financial condition and results of operations.

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

Service and Support

        Cymer believes its success in the semiconductor photolithography market is highly dependent upon after-sales support of both the direct customer and the end user. Cymer supports its customers with field service, technical service engineers and training programs, and in some cases provides ongoing on-site technical support at the customer's manufacturing facility. Prior to shipment, Cymer's support personnel typically assist the customer in site preparation and inspection and provide customers with training at Cymer's facilities or at the customer's location. Customers and end users are also provided with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

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

        Cymer generally warrants its new laser products against defects in design, materials, and workmanship. The warranty coverage period and terms vary by laser model. In general, the warranty coverage period ranges from 17 to 26 months after shipment.

Research and Development

        The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. Cymer believes that continued and timely development and introduction of new and enhanced laser products are essential for Cymer to maintain its competitive position. Cymer intends to continue to develop its technology and innovative products to meet customer demands. Current projects include enhancements to Cymer's KrF and ArF lasers and the development of the next generation of photolithography lasers. Other research and development efforts are currently focused on F2 and extreme ultra violet ("EUV") technology and product development as well as ongoing product improvements in reducing manufacturing costs, lowering the cost of laser operation, enhancing laser performance, developing new features for existing lasers, and development of non-laser light sources. In March 2002, Cymer announced an agreement with a major U.S. chipmaker to provide funding for Cymer's research and development efforts on EUV technology.

        Cymer has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Research and development expenses for 1999, 2000, and 2001 were approximately $34.5 million, $45.4 million, and $58.4 million, respectively.

        In addition to funding its own research and development projects, Cymer has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH, a semiconductor industry consortium, in order to develop advanced technology for current and future laser systems based on Cymer's core technology. Revenues generated from research and development contracts amounted to approximately $399,000, $1.2 million, and $2.4 million during 1999, 2000, and 2001, respectively.

        Cymer plans to expand outside the lithography sector of the semiconductor capital equipment industry by enhancing existing products, offering new products and developing new semiconductor applications. Cymer Cambridge, which was known as Active Control eXperts ("ACX") prior to its acquisition by Cymer in February 2001, provides Cymer with opportunities to enhance and develop new products through the ACX active structural control technology that can diagnose, design and implement a motion control solution for unwanted nano-motions. This technology may be applied to many types of equipment and enhance the platforms of tools. In addition, Cymer's agreement with Tuilaser AG provides Cymer with opportunities to enhance existing products and explore other areas of semiconductor equipment applications.

Intellectual Property Rights

        Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents. As of December 31, 2001, Cymer owned 136 United States patents covering certain aspects of technology associated with excimer lasers and piezo techniques. Such patents will expire at various times during the period from January 2008 through February 2020. As of December 31, 2001, Cymer had also applied for 98 additional patents in the United States. As of December 31, 2001, Cymer owned 110 foreign patents and had filed 281 patent applications pending in various foreign countries.

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

        Cymer also relies upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its confidential and proprietary information. Despite these efforts, third parties might independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Cymer's trade secrets or disclose such technology. Cymer might not be able to meaningfully protect its trade secrets.

        Cymer has in the past funded a portion of its research and development expenses from outside research and development revenues. Cymer has received such revenues from photolithography tool manufacturers and from SEMATECH in connection with the design and development of specific products. Cymer currently funds a small portion of its development expenses through SEMATECH, tool manufacturers and semiconductor manufacturers. Although Cymer's arrangements with these manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by Cymer, disputes over the ownership or rights to use or market such intellectual property might arise between Cymer and such parties. Any such dispute could result in restrictions on Cymer's ability to market its products and could have a material adverse effect on Cymer's business, financial condition and results of operations.

        Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing intellectual property rights of others. Conversely, Cymer has in the past notified, and may in the future notify, third parties that they may be infringing Cymer's intellectual property rights.

        Specifically, Cymer has engaged in discussions with Komatsu, a joint venture between Ushio and Gigaphoton, with respect to certain of Komatsu's Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese and U.S. patents that Komatsu asserts may be infringed by Cymer or by Cymer's Japanese manufacturing partner, Seiko. Komatsu has also notified one of Cymer's integrator customers, Nikon, of its belief that Cymer's lasers infringe several of Komatsu's Japanese and U.S. patents. Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. Some of these oppositions have been dismissed by the Japanese Patent Office. Litigation might ensue with respect to the Komatsu Japanese patents or Komatsu U.S. patents. Also, Komatsu might assert infringement claims under other or additional patents. Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer. In connection with its manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

        Cymer has notified its competitors and others of Cymer's United States patent portfolio. Cymer has specifically asserted certain of its U.S. patents against Komatsu when informed that Komatsu lasers might be integrated into steppers intended for shipment into the U.S. Cymer and Komatsu have engaged in discussions with regard to each party's claims. Those discussions might not be successful and litigation could result. Attorneys representing Komatsu are currently challenging one of Cymer's U.S. patents in the U.S. Patent Office. During 2000, Komatsu's lithography laser business was transferred to Gigaphoton, Inc., a joint venture of Komatsu and Ushio, Inc. In this event, Cymer and Gigaphoton have engaged in discussions with regard to each party's patents. Those discussions might not be successful and litigation could result. Cymer has also been engaged in patent discussions with another competitor, Lambda-Physik, concerning allegations by each party against the other of possible patent infringement. These discussions also might not be successful and litigation could result.

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

        Effective August 1, 1989 and lasting until the expiration of the licensed patents, Cymer entered into an agreement for a nonexclusive worldwide license to use or sell certain patented laser technology with Patlex Corp., a patent holding company ("Patlex"). Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its lasers, subject to an annual cap of $100,000 per year. During 1999, 2000 and 2001, royalty fees totaled $100,000 per year.

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

        Cymer currently has two significant competitors in the market for laser systems for DUV photolithography applications. Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, is headquartered in Japan, and Lambda-Physik, which is headquartered in Germany. Cymer believes that Gigaphoton and Lambda-Physik are aggressively seeking to gain larger positions in this market. Cymer believes that its customers have each purchased products offered by these competitors and that its customers have qualified the competitors' lasers for use with their products. Both of these companies are located in closer proximity to certain of Cymer's customers than Cymer. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere. Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. and Europe. Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

        In the future, Cymer will likely experience competition from other technologies, such as EUV and scalpel processes. To remain competitive, Cymer believes that it will need to manufacture and deliver products to customers on a timely basis and without significant defects, and maintain a high level of investment in research and development and in sales and marketing. Cymer might not have sufficient resources to continue to make the investments necessary to maintain its competitive position.

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

Employees

        On December 31, 2001, Cymer employed 811 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as Cymer is aware. Cymer has not experienced any work stoppages and believes that its employee relations are good.

Executive Officers

        Set forth below is certain information regarding the executive officers of Cymer and their ages as of December 31, 2001.

Name	Age	Position
Robert P. Akins	50	Chairman of the Board and Chief Executive Officer
Pascal Didier	43	President and Chief Operating Officer
William A. Angus, III(1)	55	Senior Vice President, Chief Financial Officer and Secretary
Nancy J. Baker(1)	39	Vice President, Finance and Treasurer
Wallace E. Breitman	62	Senior Vice President, Human Resources and Administration
Albert Cefalo	56	Senior Vice President, Chief Intellectual Property Counsel
Edward P. Holtaway	46	Senior Vice President, Operations and Business Process
Brian Klene	44	Senior Vice President, Marketing and Business Development
John Shin	46	Senior Vice President, Worldwide Customer Operations
David Knowles	41	Vice President, Product Development
William Partlo	37	Vice President, Research and Development
Motohiko Tahara	59	President, Cymer Japan

(1)
Mr. Angus stepped down as Cymer's senior vice president and chief financial officer and Ms. Baker was promoted to senior vice president and chief financial officer as of January 1, 2002.

        Robert P. Akins, one of Cymer's co-founders, has served as its chairman and chief executive officer since its inception in 1986, and also served as president of the company from its inception until May 2000. He currently serves on the board of directors for both Extraction Systems Inc. and SEMI North America, and on the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego (UCSD). Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow co-founder Rick Sandstrom, received the outstanding alumnus award from UCSD, and the prestigious SEMI Award for North America, the highest honor conferred by Semiconductor Equipment and Materials International, in 1996 for contributions to the field of DUV lithography. He received a bachelor's degree in physics, a bachelor's degree in literature, and a doctorate in applied physics from the University of California, San Diego.

        Pascal Didier has served as president and chief operating officer since May 2000. He served as senior vice president, worldwide customer operations from November 1997 until May 2000, and served as vice president of sales and marketing from July 1997, when he joined the company, until November of that year. He served as vice president of worldwide sales and field operations with GaSonics International, a semiconductor capital equipment manufacturer, from June 1995 to June 1997, and served in the additional capacity of vice president of Asia/Pacific for that company from June 1995 to June 1996. Prior to that, Didier served for two years as vice president of international operations for Megatest Corporation, a semiconductor test equipment manufacturer. Didier holds a bachelor's degree in business and administration from the College de Paris VII and a bachelor's degree in electronics from the Institut Universitaire de Lyon.

        William A. Angus, III, has continued to serve as secretary since July 1990. From February 1996 to December, 2001, he served as Cymer's senior vice president and chief financial officer. From July 1990 to February 1996, he served as Vice President of Finance and Administration. From April 1988 to June 1990, he was executive vice president and chief operating officer, and from May 1985 to April 1988, chief financial officer, of Avant Garde Computing Inc., a manufacturer of data communications network management systems. He received a bachelor's degree in economics from the Wharton School of the University of Pennsylvania in 1968.

        Nancy J. Baker, has served as senior vice president and chief financial officer since January 2002. Prior to that, she served as Cymer's vice president, finance and treasurer from June 1998 to December 2001. During 2000, she headed the company's successful effort to implement a new ERP system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer. She joined Cymer as corporate controller for worldwide operations in August 1992. Baker's professional career spans more than 15 years, and prior to joining Cymer, she held a variety of financial management positions with an international manufacturer in the San Diego area. Baker received a bachelor's degree in accounting from the University of Texas at Austin in 1985 and completed the executive advanced management program (AMP) at Harvard Business School in 1999.

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

        Albert Cefalo joined Cymer as senior vice president, chief intellectual property counsel, in April 2001. In this role he is responsible for the strategy, and the execution of the strategy, for Cymer's intellectual property, especially its strong patent portfolio. Before joining Cymer, Cefalo was associate general counsel and director of intellectual property at Apple Computer from 1998 to 2001. Prior to that, he served as chief intellectual property counsel at PictureTel Corporation in Andover, Mass. From 1979 to 1997, Cefalo guided the domestic and foreign intellectual property efforts of Digital Equipment Corporation in Maynard, Mass. He is a member of the New York and Massachusetts Bars, the

Licensing Executives Society, and the American Intellectual Property Law Association. Cefalo earned a juris doctor degree from Suffolk University Law School in Boston, and both a master's degree in engineering science and a bachelor's degree in aeronautical engineering from the Rensselaer Polytechnic Institute in Troy, NY.

        Edward P. ("Ted") Holtaway has served as senior vice president of operations and business process management since May 2000. He joined Cymer in July 1998 as senior vice president of process quality. For the previous 13 years, he developed processes for San Diego-based Brooktree Corp., a fabless semiconductor company acquired by Rockwell Semiconductor Systems in September of 1996. During his tenure there, Holtaway's executive posts included director of Rockwell's San Diego operations from 1997 to 1998, vice president and managing director of Brooktree's Singapore operations from 1995 to 1996, and vice president of corporate quality from 1989 to 1995. Holtaway holds a bachelor's degree in electrical engineering from the New Jersey Institute of Technology, a master's degree in electrical engineering from the Polytechnic Institute of New York, and a master's degree in business administration from San Diego State University.

        Brian Klene joined Cymer as senior vice president, marketing and business development, in June 2000. Prior to joining Cymer, Klene served for two years as vice president, strategic planning and business development at Chartered Semiconductor Manufacturing Ltd. in Singapore. From 1995 to 1997, he served as executive vice president, sales and marketing at Micron Electronics, Inc., Nampa, Idaho. Before that, he served as director of North American sales with Micron Technology, Inc., Boise, Idaho, from 1989 to 1994. He also served in a variety of sales and marketing positions of increasing responsibility with IBM Corp. in Los Angeles from 1979 to 1988. Klene holds a master's degree in business administration from the University of Southern California, and a bachelor's degree from The Citadel, Charleston, S.C.

        John Shin has served as senior vice president, worldwide customer operations since June 2000. He served as vice president, worldwide customer operations from September 1999 to June, 2000, as vice president of worldwide field operations from April 1999 to September 1999, and as vice president, Asia/Pacific Operations from March of 1998 to April of 1999. He joined Cymer as president, Cymer Korea in May 1997. Immediately prior to joining Cymer, Shin served as president, Tencor Instruments Korea. From early 1993 to late 1996 he served as Country Manager, Korea for Watkins-Johnson Company. Before that, he served as a sales account manager in Korea for Applied Materials, and earlier, served for six years as a business development manager with Samsung America in Santa Clara, California. Shin holds a master's degree in computer science from Indiana University, and a bachelor's degree in business from Hankuk University of Foreign Studies, in Seoul, Korea.

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

        William Partlo, Ph.D., has served as vice president, research and development, since December, 1999. From March 1999 to December 1999, he served as director of EUV development, and was responsible for the development of an extreme ultraviolet (EUV) radiation source for next generation semiconductor microlithography. From 1996 to March 1999, he served as a senior scientist, and from

1994 to 1996 as a program manager. Partlo joined Cymer in 1993 as a research scientist. Before that, he served as a staff scientist at GCA/TROPEL INC., in Rochester, New York. Partlo holds a doctorate and master's degrees, both in engineering, from the University of California, Berkeley, and a bachelor's degree in engineering from the University of Wisconsin, Madison.

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

Item 2. Properties

        Cymer's corporate headquarters, manufacturing, engineering and R&D facilities are located in San Diego, California housed in multiple buildings totaling approximately 330,000 square feet. Three of the four buildings currently occupied are leased by Cymer under leases expiring between August 2002 and January 2010. The fourth building is owned and operated by Cymer. In addition, Cymer owns a two parcel 5.97 acre undeveloped site adjacent to the existing campus for future expansion capabilities. Cymer also leases the following facilities for use as field service office, manufacturing and design operations: a 400 square foot facility in Middleboro, Massachusetts under a lease expiring August 2002; a 1,857 square foot facility in Santa Clara, California under a lease expiring September 2002; a 1,627 square foot facility in Austin, Texas under a lease expiring October 2005: a 1,857 square foot facility in Portland, Oregon expiring in April 2006 and a 24,000 square foot facility in Boston, Massachusetts. Cymer also leases the following for use as internationally located field service and sales offices: 13,831 square feet of facilities in Ichikawa, Japan under a renewable two-year lease expiring in June 2002; 807 square feet in Osaka, Japan under a lease expiring in December 2003; 4,184 square feet in Pundang, Korea under a lease expiring August 2004; 4,821 square feet in Hsin Chu, Taiwan under a lease expiring June 2004; 1,866 square feet in United Square, Singapore under a lease expiring in May 2002; 3,715 square feet in Maarssen, Netherlands under a lease expiring in May 2004 and a 2,605 square foot lease in Veldhoven, Netherlands expiring in May 2005. Cymer also has a 10-year land lease on approximately 2.3 acres in Pyongtaek-city, Kyonggi Province near Seoul Korea for potential future construction of a manufacturing, sales and administration facility. Cymer intends to add additional field service offices as necessary to service and support its customers.

Item 3. Legal Proceedings

        Cymer had been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's common stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints had been consolidated into a single action and a class representative had been appointed by the court. A consolidated amended complaint was filed in early August 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On April 1, 2000, the court granted defendants' motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On October 1, 2001, the court granted Cymer's motion to dismiss the second and consolidated complaint with prejudice and entered judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment in the Ninth Circuit Court of Appeals. While the appeal is still pending, the plaintiffs have recently notified Cymer that they intend to voluntarily dismiss the appeal. Upon dismissal of the appeal, the case will have ended and the judgment of the lower court in favor of Cymer will become final.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the security holders of Cymer during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Cymer's Common Stock is publicly traded on the Nasdaq National Market under the symbol "CYMI". The following table sets forth, for the periods indicated, the high and low closing sales prices of Cymer's Common Stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2000
First quarter	$67.00	$41.50
Second quarter	$57.92	$26.19
Third quarter	$52.00	$30.25
Fourth quarter	$32.00	$16.13
Year ended December 31, 2001
First quarter	$36.00	$18.81
Second quarter	$34.35	$18.35
Third quarter	$30.20	$14.15
Fourth quarter	$28.15	$14.91

        The closing sales price of Cymer's Common Stock on the Nasdaq National Market was $47.55 on March 15, 2002 and there were 431 registered holders of record as of that date.

        Cymer has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the future.

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with Cymer's consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

	Years ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues:
Product sales	$201,191	$184,828	$220,051	$366,280	$267,003
Other	2,456	313	399	1,180	2,441

Total revenues	203,647	185,141	220,450	367,460	269,444

Costs and expenses:
Cost of product sales	123,654	125,713	143,105	187,579	151,340
Research and development	24,971	30,152	34,518	45,433	58,368
Sales and marketing	11,992	14,528	16,742	20,098	19,617
General and administrative	8,586	9,487	13,101	22,510	18,990
Amortization of goodwill and intangible assets	—	—	—	108	3,148
Purchased in-process research and development	—	—	—	—	5,050

Total costs and expenses	169,203	179,880	207,466	275,728	256,513

Operating income	34,444	5,261	12,984	91,732	12,931
Other income (expense)—net	112	(3,568)	(3,748)	(1,230)	(1,447)

Income before income tax provision (benefit) and minority interest	34,556	1,693	9,236	90,502	11,484
Income tax provision (benefit)	8,639	(1,250)	—	26,246	2,871
Minority interest	141	(420)	(663)	(484)	(368)

Income before extraordinary item and cumulative change in accounting principle	26,058	2,523	8,573	63,772	8,245
Extraordinary gain on debt extinguishment	—	—	—	—	610
Cumulative change in accounting principle	—	—	—	—	(370)

Net income	$26,058	$2,523	$8,573	$63,772	$8,485

Basic earnings per share	$0.92	$0.09	$0.31	$2.19	$0.28

Weighted average common shares outstanding	28,212	28,226	27,907	29,113	30,474

Diluted earnings per share	$0.86	$0.09	$0.29	$2.07	$0.27

Weighted average common and common equivalent shares outstanding	30,267	29,566	29,640	30,758	31,108

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,903	$53,130	$75,765	$79,678	$111,195
Working capital	202,539	198,645	213,121	278,546	257,851
Total assets	358,841	342,173	404,825	501,562	483,346
Total long-term debt	176,066	175,924	175,771	175,510	151,772
Treasury stock	—	(24,871)	(24,871)	(24,871)	(24,871)
Stockholders' equity	125,779	106,531	126,893	212,968	254,814

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; product sales; service and support revenues; research and development plans and expenditures; the adequacy of capital resources; the effects of the continuing downturn in the semiconductor industry; and competitive positioning. These statements include, but are not limited to, statements containing the words "believes," "anticipates," "expects," and words of similar import. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. Actual events or results may differ materially from those projected in such statements due to various factors, including, but not limited to, those set forth under the caption "Risk Factors" and elsewhere contained in this report. Cymer assumes no obligation to update any forward-looking statements contained in this report.

        The following discussion of the financial condition and results of operations of Cymer should be read in conjunction with Cymer's consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

        The following table sets forth certain items in Cymer's consolidated statements of income as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	1999	2000	2001
Revenues:
Product sales	99.8%	99.7%	99.1%
Other	0.2	0.3	0.9

Total revenues	100.0	100.0	100.0
Cost and expenses:
Cost of product sales	64.9	51.0	56.2
Research and development	15.7	12.4	21.6
Sales and marketing	7.6	5.5	7.3
General and administrative	5.9	6.2	7.0
Amortization of goodwill and intangible assets	—	—	1.2
Purchased in-process research and development	—	—	1.9

Total costs and expenses	94.1	75.1	95.2
Operating income	5.9	24.9	4.8
Other expense—net	(1.7)	(0.3)	(0.5)

Income before income tax provision and minority interest	4.2	24.6	4.3
Income tax provision	—	7.1	1.1
Minority interest	(0.3)	(0.1)	(0.1)

Income before extraordinary item and cumulative change in accounting principle	3.9	17.4	3.1
Extraordinary gain on debt extinguishment	—	—	—
Cumulative change in accounting principle	—	—	—

Net income	3.9%	17.4%	3.1%

Gross margin on product sales	35.0%	48.8%	43.3%

  YEARS ENDED DECEMBER 31, 2000 AND 2001

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

        Product sales decreased 27% from $366.3 million in 2000 to $267.0 million in 2001, primarily due to decreased sales of DUV photolithography laser systems, consumable and spare parts, and services. This decrease in sales from year to year was due to the continuing downturn in the semiconductor industry which caused both a lower demand for laser systems and a decreased demand for consumable spare parts as a result of lower utilization of Cymer's installed base of lasers. A total of 494 systems were sold in 2000 at an ASP of $518,000 as compared to 335 systems sold in 2001 at an ASP of $566,000. The higher ASP in 2001 helped to offset the lower quantity of lasers sold during the year and was the result of Cymer's continued introduction of new model lasers which command higher prices. Revenues from funded development projects increased from $1.2 million in 2000 to $2.4 million in 2001. This increase from period to period was primarily due to additional government contract revenues generated through the acquisition of ACX, now known as the Cymer Cambridge division, during the first quarter of 2001. During 2001, the majority of revenues generated by the Cymer Cambridge division were from funded development contracts and accounted for $1.9 million of the total $2.4 million funded development projects revenue for the year ended December 31, 2001.

        Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 81% and 85% of Cymer's sales in 2000 and 2001, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 42% and 41% of revenues in 2000 and 2001, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

        Cost of Product Sales.    Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead. Prior to 2001, Cymer accounted for foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer's products by its Japanese subsidiary for resale under firm third-party sales commitments within cost of product sales. Under SFAS 133 for those derivative instruments that do not qualify for hedge accounting, deferral of the gains or losses is not allowed and the gains and losses are recorded in other income (expense). Cymer adopted SFAS 133 on January 1, 2001, but did not qualify for hedge accounting until July 1, 2001. Accordingly, for contracts entered into prior to July 1, 2001, Cymer is required to record changes in the fair value of its foreign currency forward exchange contracts directly through earnings in other income (expense) in the period such changes occur. For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party.

        Cost of product sales decreased 19% from $187.6 million in 2000 to $151.3 million in 2001 due primarily to the decrease in sales of product from period to period. The gross margin on these sales decreased from 49% in 2000 to 43% in 2001. This decrease in gross margin was primarily the result of lower product sales absorbing both higher fixed manufacturing costs and worldwide field support infrastructure costs offset by continued operational efficiencies.

        For the year ended December 31, 2000, net gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of income as the related sales to the third party were recognized. For the year ended December 31, 2001, only those contracts meeting the transition period requirements or qualifying for hedge accounting treatment under SFAS 133 were included in cost of product sales in the consolidated statements of income. Cymer recognized net gains in cost of sales on such contracts of $3.2 million and $2.3 million for the years ended December 31, 2000 and 2001, respectively.

        Research and Development.    Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 29% from $45.4 million in 2000 to $58.4 million in 2001, due primarily to increased development efforts associated with ArF laser development which includes Cymer's Nanolith 7000 laser and development efforts associated with F2 and EUV technology. Research and development expenses associated with the Nanolith 7000 laser increased during the second half of 2001 as it moved into the production phase and initial units were shipped to customers during the third quarter of 2001. Research and development expenses were also higher during 2001 due to continued investment in next generation product development to keep pace with technological change in industry requirements as well as the additional research and development expenses associated with the Cymer Cambridge division and its ACX technology. As a percentage of total revenues, such expenses increased from 12.4% to 21.6% due to both decreased revenues and increased spending from period to period.

        Sales and Marketing.    Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 2% from $20.1 million in 2000 to $19.6 million in 2001 due primarily to increased operational efficiencies as well as heightened cost controls as a result of the continuing downturn in the semiconductor industry during 2001. As a percentage of total revenues, such expenses increased from 5.5% to 7.3% due to decreased revenues.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses decreased 16% from $22.5 million in 2000 to $19.0 million in 2001. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls for the period due to industry conditions. As a percentage of total revenues, such expenses increased from 6.2% to 7.0% due to decreased revenues.

        Purchased In-Process Research and Development.    Purchased in-process research and development expenses consist of costs associated with the acquisition of a company and its in-process research and development projects. There were no such expenses incurred during the year ended December 31, 2000 as compared to $5.1 million for the year ended December 31, 2001. These expenses for the year ended December 31, 2001 are due to the acquisition of ACX and represent the fair value of ACX development projects associated with the application of its technology to the semiconductor market. As of the date of the ACX acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability.

        Other Income (Expense)—net.    Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. Net other expense totaled $1.2 million in 2000 as compared to $1.4 million in 2001. The increase in net other expense from period to period is primarily due to lower cash and investment balances as well as lower yields on those investments. This was offset by gains associated with the change in value of foreign currency forward exchange contracts for Cymer's contracts that did not qualify for hedge accounting treatment per SFAS 133 in 2001. Foreign currency exchange losses totaled $1.4 million, interest income totaled $10.8 million, interest expense totaled $10.6 million, compared to an exchange gain of $0.9 million, interest income of $8.3 million, interest expense of $10.6 million in 2001.

        Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its cash flow exposure to Cymer. Through June 30, 2001, gains or losses resulting from the change in the value of contracts entered into prior to July 1, 2001 are recorded as other income (expense) in the consolidated statements of income. These gains and losses were included in cost of goods sold prior to the adoption of SFAS 133. Subsequent to June 30, 2001, gains or losses resulting from contracts entered into after July 1, 2001 are initially recorded in other comprehensive income (loss) ("OCI"). The net amount of unrealized effective gain or loss on the date the laser is received by Cymer's Japanese subsidiary is reclassified to cost of sale on the date that the laser is sold to the third party. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

        Income Tax Provision.    The tax provision of $26.2 million and $2.9 million for the years ended December 31, 2000 and 2001, respectively, reflect an annual effective rate of 29% and 25%, respectively. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

  YEARS ENDED DECEMBER 31, 1999 AND 2000

        Revenues.    Product sales increased 66% from $220.1 million in 1999 to $366.3 million in 2000, due primarily to improved market conditions and increased customer demand for lithography laser systems and spares. These changes in conditions accounted for increases in unit sales of DUV photolithography laser systems as well as increases in sales of spares, replacement parts, and services due to the higher installed base at chipmakers and increased utilization rates. A total of 302 laser systems were sold in 1999 compared to 494 laser systems sold in 2000 with ASPs of $493,000 versus $518,000, respectively. These higher ASPs are a direct result of new model introductions which command higher pricing and their adoption into the market place. Revenues generated from replacement parts increased from $66.6 million in 1999 to $101.8 million in 2000; and revenues from service and service contracts increased from $2.9 million in 1999 to $7.4 million in 2000. Revenues from funded development projects increased from $399,000 in 1999 to $1.2 million in 2000, primarily due to the timing of the addition and completion of certain programs.

        Approximately 85% and 81% of Cymer's sales in 1999 and 2000, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer's Japanese subsidiary, accounted for 37% and 42% of revenues in 1999 and 2000, respectively.

        Cost of Product Sales.    Cost of product sales rose 31% from $143.1 million in 1999 to $187.6 million in 2000 primarily in response to the increase in sales of product. The gross margin on these sales increased from 35% in 1999 to 49% in 2000 primarily due to the increased product sales absorbing relatively fixed manufacturing and worldwide support infrastructure costs and continued operational efficiencies. Charges related to obsolete inventory remained consistent between 1999 and 2000.

        For the years ended December 31, 1999 and 2000, net effective gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of income in the same period as the related sales were recognized. Cymer recognized a net loss on such contracts of $3.0 million in 1999 and a $3.2 million net gain in 2000.

        Research and Development.    Research and development expenses increased 32% from $34.5 million in 1999 to $45.4 million in 2000, due primarily to continued product development efforts associated with the ELS-6000 series laser systems and increased development efforts associated with ELS-6010 laser and ArF laser development. Research and development expenses were also higher in 2000 as compared to 1999 due to increased staffing levels to support multiple new product development efforts and allocated costs associated with the move from the pre-existing research and development facility into a new Cymer-owned facility, both located in San Diego, California. As a percentage of total revenues, such expenses fell from 15.7% to 12.4% in the respective periods due to the increase in Cymer's revenues.

        Sales and Marketing.    Sales and marketing expenses increased 20% from $16.7 million in 1999 to $20.1 million in 2000, due primarily to increased expenses associated with expanded operations in product marketing, new product development, and sales administration as well as additional expenses incurred to support the sales and marketing organizations internationally. As a percentage of total revenues, such expenses decreased from 7.6% to 5.5% from period to period.

        General and Administrative.    General and administrative expenses increased 73% from $13.1 million in 1999 to $22.6 million in 2000. This was due primarily to continued process improvements and the resulting operational efficiencies from the implementation and ongoing support of a new enterprise resource planning ("ERP") system which was completed in 2000 and the required general and administrative support activities. General and administrative expenses also increased in 2000 due to the write-off of computer systems made obsolete by the new ERP system. Also included in general and administrative expenses for 2000 were additional allowances for outstanding trade accounts receivable and notes receivable totaling $1.4 million and costs associated with the endowment of two professorship chairs for a total of $750,000. As a percentage of total revenues, such expenses increased from 5.9% to 6.2% in the respective periods.

        Other Income (Expense)—net.    Net other expenses decreased from $3.7 million in 1999 to $1.2 million in 2000. This decrease in net expenses was primarily due to an increase in interest income in 2000 associated with the investment of excess cash offset by foreign currency exchange losses. Foreign currency exchange gain totaled $643,000, interest income totaled $7.3 million, and interest expense totaled $11.7 million in 1999, compared to a foreign currency exchange loss of $1.4 million, interest income of $10.8 million, and interest expense of $10.6 million in 2000.

        Provision for Income Taxes.    The tax rate of zero and 29% reported in 1999 and 2000, respectively, reflect the tax benefits received from Cymer's foreign sales corporation and U.S. tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily from the proceeds of convertible subordinated note offerings in August 1997 and February 2002, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

        In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. The notes were due on August 6, 2004, with interest payable semi-annually on February 6 and August 6, at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption. Since November 5, 1997, the notes were convertible at the holder's option into shares of Cymer common stock at a conversion rate of 21.2766 shares per $1,000 principal amount. In June 2001, Cymer repurchased 23,500 of the notes outstanding for a total purchase price of $24.1 million, including $639,000 in accrued interest. In July 2001, Cymer repurchased an additional 1,500 of the notes outstanding for a total purchase price of $1.5 million, including $53,000 in accrued interest. As of December 31, 2001, $147.3 million under the notes was outstanding.

        The outstanding 1997 notes were called for redemption on March 25, 2002. Prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders and the remaining $38 million of the outstanding principal amount of the notes was redeemed.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the notes issued in August 1997.

        As of December 31, 2001, Cymer had approximately $111.2 million in cash and cash equivalents, $83.0 million in short-term investments and $23.0 million in long-term investments. As of December 31, 2001, Cymer had $257.9 million in working capital.

        Net cash provided by operating activities was approximately $46.8 million, $62.8 million, and $58.4 million in 1999, 2000, and 2001, respectively. Cash provided by operations in 1999 resulted from increased depreciation, significant reductions in liabilities, and an increase in net income offset by increases in accounts receivable. In 2000, cash provided by operating activities was primarily due to a significant increase in net income. Increases in inventory, accounts receivable, and income taxes payable resulted from increased revenues and bookings in 2000 and were offset by increases in accounts payable and accrued and other liabilities during the year. Cash provided by operating activities during 2001 primarily reflects a significant reduction in net income due to the downturn in the semiconductor industry during 2001. As a result of this downturn and overall reduced business activities during the period, there were significant decreases in accounts receivable and inventory during the period. These were offset by decreases in accounts payable, accrued and other liabilities, and income taxes payable during the same period.

        Net cash used in investing activities was approximately $30.9 million, $64.2 million, and $6.2 million in 1999, 2000, and 2001, respectively. The cash used in investing activities of $30.9 million during 1999 primarily reflects the purchase of various types of manufacturing and test equipment, research and development tools, and the addition of tenant improvements for the field service and manufacturing organizations, all in support of business expansion during the year. During 1999, these property acquisitions were offset by the timing of purchases and sales of investments during the same period. In 2000, cash used in investing activities increased significantly from 1999 and totaled $64.2 million for the period. This increase in investing activities was primarily due to property acquisitions to accommodate the increased business activities in 2000. Included in this $64.2 million were equipment purchases, the construction of an additional facility at the San Diego, California location totaling $27.5 million, the purchase and the deployment of a new ERP system totaling $6.3 million, and a purchase of an additional undeveloped parcel of land adjacent to the San Diego, California facility for $5.0 million. In addition, $1.1 million in cash was used in 2000 to acquire the minority interest in Cymer's Taiwan subsidiary. In 2001, the cash used in financing activities was primarily due to the timing of short term and long term investments maturing and being reinvested during the period offset by a $6.0 million payment made to acquire patents and the purchase of $20.4 million in capital equipment.

        Net cash provided by financing activities was approximately $12.9 million and $2.2 million in 1999 and 2000, respectively, whereas cash used in financing activities was $14.5 million in 2001. In 1999, financing activities generated $12.9 million of net cash primarily from the exercise of employee stock options totaling $8.5 million, as well as a $4.9 million increase in net borrowings under a revolving loan and security agreement. In 2000, the $2.2 million net cash provided by financing activities was primarily due to $12.7 million in employee stock option exercises offset by a $9.7 million payment made during the year on Cymer's revolving loan. In 2001, the cash used in financing activities was attributable to the repurchase of $24.9 million in outstanding notes and a net payment on the revolving loan of $1.1 million during the period offset by the receipt of $11.8 million from the exercise of employee stock options.

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

        The following summarizes Cymer's contractual obligations and other commitments as of December 31, 2001, and the effect such obligations could have on its liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	2002	2003	2004	2005	2006	Thereafter
Capital leases payable	$75	$54	$45	$—	$—	$—
Operating leases payable	4,445	3,604	3,513	3,505	3,477	9,499
Convertible subordinated notes(1)	—	—	147,335	—	—	—

Total Commitment	$4,520	$3,658	$150,893	$3,505	$3,477	$9,499

(1)
Subsequent to December 31, 2001, the convertible subordinated notes included in the above table were called for redemption. Prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes to shares of Cymer's common stock. The remaining $38 million of the outstanding principal amount of the notes was redeemed. On February 15, 2001, Cymer closed the private placement of $250 million principal amount of 3 1/2% Convertible Subordinated Notes due February 15, 2009. A portion of the proceeds from this transaction were used to redeem the outstanding 3 1/2%/7 1/4% Step-up Convertible Subordinated Notes. See Note 16 of the notes to the consolidated financial statements included in this report.

Critical Accounting Policies and Estimates

        Cymer's discussion and analysis of its financial condition and results of operations are based upon Cymer's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Cymer to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of its on going internal processes, Cymer evaluates its estimates, including those related to inventory reserves, warranty obligations, installation obligations, revenue recognition, allowances for bad debt, impaired assets, intangible assets, income taxes, investments, and contingencies and litigation. Cymer bases these estimates upon both historical information and other assumptions that it believes valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

        Cymer believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        Cymer maintains an inventory allowance to record inventory at net realizable value. The value of this allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for its products which may result in excess or obsolete inventory. If actual market conditions are more or less favorable than projected by management, adjustments to this inventory allowance may be required to more accurately value inventory.

        Cymer provides for the estimated cost of product warranties at the time the related revenue is recognized. The amount of this provision is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer's different product models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although Cymer engages in product improvement programs and processes, its warranty obligation is affected by product failure rates and costs incurred to correct those product failures at customer sites. Should actual product failure rates or estimated costs to repair those product failures differ from Cymer's estimates, revisions to its estimated warranty provision would be required.

Factors That May Affect Financial Condition and Future Results

        Cymer participates in an industry that is very cyclical in nature and subject to rapid technological changes and demands by its customers. The following are important risks factors that could affect actual results and cause them to differ materially from the projected results in the forward-looking statements in this report:

  •
  Cymer's business depends on the semiconductor equipment industry, which is volatile;

  •
  Cymer depends on the introduction of new products for its success, and is subject to risks associated with rapid technological change;

  •
  A significant percentage of Cymer's revenue is derived from sales to a few large customers, and if Cymer is not able to retain these customers, or they reschedule, reduce or cancel orders, Cymer's revenues would be reduced and its financial results would suffer;

  •
  A substantial percentage of Cymer's revenue is derived from the sale of a limited number of primary products;

  •
  Cymer depends on a few key suppliers for purchasing components and subassemblies that are included in its products;

  •
  Cymer faces competition from two other companies that have more resources than Cymer and Cymer may face competition from additional competitors who enter the marker;

  •
  Cymer depends on key personnel, especially management and technical personnel, who may be difficult to attract and retain in an expanding market;

  •
  Failure to maintain effectively Cymer's direct field service and support organization could have a material adverse effect on its business;

  •
  Cymer's ability to compete could be jeopardized if it is unable to protect its intellectual property rights. These types of claims could seriously harm Cymer's business or require Cymer to incur significant costs;

  •
  The parties to whom Cymer provides research and development services may dispute the ownership of the intellectual property that Cymer develops performing these services;

  •
  In the future, Cymer may be subject to patent litigation to enforce patents issued to Cymer and have to defend itself against claimed infringement by Cymer's competitors or any third party;

  •
  Trademark infringement claims against Cymer's registered and unregistered trademarks would be expensive and Cymer may have to stop using such trademarks and pay damages;

  •
  Economic, political, regulatory and other events in geographic areas where Cymer has significant sales or operations could interfere with Cymer's business;

  •
  Cymer is exposed to risks related to the fluctuations in the currency exchange rates for the Japanese Yen;

  •
  Semiconductor device manufacturers' prolonged use of Cymer's product in high volume productions may not produce the results they desire, and as a result, Cymer's reputation could be damaged in the semiconductor industry as well as with Cymer's customers who supply photolithography tools to the semiconductor manufacturers;

  •
  Cymer has in the past and may in the future acquire businesses that will involve numerous risks. Cymer may not be able to address these risks successfully without substantial expense, delay or other operational and financial problems;

  •
  Cymer's acquisition of ACX may not result in the benefits that it anticipated;

  •
  Cymer must develop and manufacture enhancements to its existing products and introduce new products in order to grow its business. Cymer may not effectively manage its growth and integrate these new enhancements and products, which could materially harm its business;

  •
  Cymer's products are subject to potential product liability claims if personal injury or death result; and

  •
  The price of Cymer's common stock has fluctuated and may continue to fluctuate widely.

        At December 31, 2000 and 2001, Cymer did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, Cymer did not engage in trading activities involving non-exchange traded contracts. As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships. Cymer does not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties except as disclosed herein.

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

        Cymer adopted the provisions of SFAS 141 on July 1, 2001 and is required to adopt the provisions of SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with accounting treatment in effect prior to the adoption of SFAS 142 on January 1, 2002.

        SFAS 141 will require upon adoption of SFAS 142 that Cymer evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, Cymer will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Cymer will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, SFAS 142 will require Cymer to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this Cymer must identify its reporting units and determine the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Cymer will then determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Cymer must perform the second step of the transitional impairment test. In the second step, Cymer must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as a cumulative effect of change in accounting principle. Cymer is currently working on the first step of the goodwill impairment evaluation under SFAS 142 and expects to have it completed during the second quarter of 2002.

        As of the date of adoption and prior to any reclassification adjustments, Cymer expects to have unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets in the amount of $1.1 million, both of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $108,000 and $2.8 million for the years ended December 31, 2000 and 2001, respectively. Amortization expense related to identifiable intangible assets was $313,000 for the year ended December 31, 2001. There was no such amortization expense for intangible assets for the year ended December 31, 2000. Cymer is still in the early stages of the evaluation process for SFAS 142 but at this time there has been no identified impairment of these intangible assets.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. Cymer is required to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. It is not anticipated that the financial impact of this statement will have a material effect on Cymer's consolidated financial statements.

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

RISK FACTORS

        In this section, references to "we", "us" or "our" are references to Cymer. Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our revenues and operating results may fluctuate due to a variety of factors.

        Our revenues and operating results from quarter-to-quarter may fluctuate significantly due to many factors. These factors include:

  •
  demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

  •
  cyclicality in the market for semiconductor manufacturing equipment;

  •
  rates at which semiconductor device manufacturers take delivery of photolithography tools from our customers;

  •
  rates at which our customers take delivery of light sources from us;

  •
  timing and size of orders from our small base of customers;

  •
  mix of laser models, replacement parts and service revenues in our total revenues;

  •
  utilization rates of lasers and sales for replacement parts and services; and

  •
  foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by our Japanese subsidiary are denominated).

        Also, we have historically derived a large portion of our quarterly and annual revenues from selling a small number of laser systems. Because we sell a small number of products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. Our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance.

        We manage our expense levels based, in large part, on expected future revenues. As a result, our expenses are relatively fixed for the short term, and if our actual revenue decreases below the level we expect, our operating results will be adversely affected.

Our business depends on the semiconductor equipment industry, which is volatile.

        We derive a substantial percentage of our revenues from photolithography tool manufacturers (our customers). Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on the current and anticipated market demand for semiconductors and products using semiconductors.

        The semiconductor industry is cyclical in nature and historically has experienced periodic downturns and is currently in a significant downturn. This current downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce. We have sized our operations in recent years in response to rapid changes in demand. Throughout 2001, semiconductor device manufacturers reduced their capital spending as demand for semiconductors decreased. Similarly, during 2001 we experienced reductions in spare parts purchases as semiconductor production levels dropped. If overall market conditions continue to deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor manufacturing industry will periodically occur, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by semiconductor device manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results. Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

        Our customers try to manage their inventories and production requirements to appropriate levels that best reflect their expected sales to semiconductor device manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturers can cause our customers to expand or reduce their orders for new laser systems as they try to manage their inventories and production requirements to these levels. We are working with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers' inventory management and production requirements or that our customers will not build up an excess inventory of laser products. If our customers retain an excess inventory of laser products, our revenue could be reduced in future periods as the excess inventory is utilized, which would adversely affect our operating results, financial condition and cash flows.

We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change.

        Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture and timely introduce new laser products with improved capabilities and to continue to enhance our existing laser systems and process capabilities. Due to the risks inherent in transitioning to new products, we must forecast accurately demand for new products while managing the transition from older products.

        We believe that semiconductor device manufacturers are currently developing a capability to produce devices that are measured at .13 micron or less, and these efforts are driving the current demand for our laser systems for DUV photolithography systems. After semiconductor device manufacturers have this capability, their demand for our laser products will depend on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

        Future technologies, such as EUV and scalpel processes, may render our excimer laser products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

        We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products to this market, which may affect our ability to sell our new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material effect on our financial results.

A significant percentage of our revenue is derived from sales to a few large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

        Three large firms, ASM Lithography, Nikon and Canon dominate the photolithography tool business. Collectively, these three firms accounted for the following percentage of our total revenue during the periods indicated:

	Year ended December 31,
	1999	2000	2001
ASM Lithography	38%	33%	32%
Nikon	24	28	29
Canon	17	19	15

Total	79%	80%	76%

        We expect that sales of our laser products to these three customers will continue to account for a substantial majority of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products. The loss of any significant business from or production problems for any one of these three customers will have a material adverse effect on our business and financial condition. Sales to these customers may be affected by many factors, some of which are beyond our control. These factors include:

  •
  a change in a customer's competitive position in its industry;

  •
  a decision to purchase laser or light sources from other suppliers; and

  •
  changes in economic conditions in the semiconductor or the photolithography tool industries.

A substantial percentage of our revenue is derived from the sale of a limited number of primary products.

        Our only product line is excimer lasers, which include krypton fluoride, argon fluoride and fluorine laser systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer laser light sources is in the use of deep ultraviolet photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer lasers as the chosen light source for their photolithography tools. Semiconductor manufacturers may choose not to adopt excimer lasers for a variety of reasons, including:

  •
  instability of photoresists used in advanced DUV photolithography; and

  •
  potential shortages of specialized materials used in DUV optics.

        We cannot guarantee that these factors can or will be overcome or that the demand for our excimer laser products will not be materially reduced. The demand for our laser products, and therefore our operating results, financial condition and cash flows, could be adversely affected by a number of factors, including:

  •
  a decline in demand for our customers' DUV photolithography tools;

  •
  a failure to achieve continued market acceptance of our products;

  •
  an improved version of products being offered by a competitor in the market we participate in;

  •
  technological change that we are unable to address with our products; and

  •
  a failure to release new enhanced versions of our products on a timely basis.

We must effectively manage changes in our business.

        In order to respond to the business cycles of the semiconductor industry, in the past few years we have sharply expanded and contracted the scope of our operations and the number of employees in many of our departments. As the semiconductor industry grows and contracts we will need to:

  •
  closely manage our domestic and international operations;

  •
  improve our accounting and other internal management systems;

  •
  improve our quality control, order fulfillment, field service and customer support capabilities;

  •
  quickly adapt to changing sales and marketing channels;

  •
  effectively manage our inventory levels; and

  •
  attract, train, retain and manage key technical personnel;

        If we fail to effectively manage changes in our business, our operating results, financial condition and cash flows, would be adversely affected.

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products.

        We purchase some of the components and subassemblies included in our laser products from a single supplier or a limited group of suppliers. For some of these components and subassemblies, including specific optical components used in our lasers, there are no alternative sources of supply. In addition, we outsource the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore have been adversely affected by the current industry downturn. If the current downturn continues for an extended period of time, these suppliers may not be able to continue to meet our requirements or respond quickly enough when the recovery begins. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

We face competition from two companies that have more resources than us and may face competition from additional competitors who enter the market.

        We are currently aware of two significant competitors that sell laser systems for DUV photolithography applications. These competitors are:

  •
  Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan; and

  •
  Lambda-Physik, a company headquartered in Germany.

        Both of these companies:

  •
  have parent companies larger than us, and

  •
  have access to greater financial, technical and other resources than we do.

        We believe that Gigaphoton and Lambda-Physik are aggressively trying to gain a larger market share in the excimer laser industry. We believe that our customers have purchased products from these two competitors and that our customers have approved these competitors' lasers for use with their products. We believe that Gigaphoton, in particular, has been approved by chipmakers in Japan and elsewhere for producing excimer lasers. Also, we believe that Lambda-Physik has been approved by chipmakers in the U.S. and Europe for producing excimer laser products.

        The market for excimer lasers is still small and immature. Larger competitors with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of laser light sources and may attempt to supply consumable products and refurbished parts to that installed base. If any existing or future competitors gain market acceptance we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel, especially management and technical personnel, who may be difficult to attract and retain in an expanding market.

        We are highly dependent on the services of many key employees in various areas, including:

  •
  engineering;

  •
  research and development;

  •
  sales and marketing; and

  •
  manufacturing.

        In particular, there are a limited number of experts in excimer laser technology, and we require highly-skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed. We have in the past experienced, and continue to experience, difficulty in hiring personnel, including experts in excimer laser technology. We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

  •
  the continued services of our engineering, research and development, sales and marketing, and manufacturing and service personnel;

  •
  our ability to attract, train and retain highly-skilled personnel in each of these areas, and

  •
  the ability of our personnel and key employees to continue to expand, train and manage our employee base.

        If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

Failure to maintain effectively our direct field service and support organization could have a material adverse effect on our business.

        We believe it is critical for us to provide quick and responsive service directly to the semiconductor device manufacturers throughout the world who use our laser products in their photolithography systems, and that it is essential to maintain our own personnel or trained third party resources to provide these services. Accordingly, we have an ongoing effort to develop our direct support system with locations in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This requires us to do the following:

  •
  recruit and train qualified field service personnel;

  •
  identify qualified independent firms; and

  •
  maintain effective and highly trained organizations that can provide service to our customers in various countries.

        We have experienced difficulties in training field service personnel. We might not be able to attract and train qualified personnel to maintain our director support operations successfully. Further, we may incur significant costs in providing these support services. Failure to implement our direct support operation effectively could have a material adverse effect on our operating results, financial condition and cash flows.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

        We believe our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights.

        As of December 31, 2001, we had registered 136 United States patents covering certain aspects of technology related to excimer lasers and piezo techniques. These patents will expire at various times during the period from January 2008 to February 2020. As of December 31, 2001, we also had applied for 98 additional patents in the United States. As of December 31, 2001, we owned 110 foreign patents and had filed 281 patent applications pending in various foreign countries.

        Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties' patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin filing in Japan and other countries our patents for inventions covered by United States patents and patent applications until 1993. As a result we might have lost the right to seek foreign patent protection for some of our early inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. Thus, the possibility of piracy of our technology and products are more likely in these countries. Further, third parties might independently develop similar products, duplicate our products or, design around patents that are granted to us.

        Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in interference proceedings declared by the United States Patent and Trademark Office in order for the patent office to determine the priority of inventions. The patent office may determine that these third party patent applications have priority over our patent applications. These interference proceedings could result in substantial cost to us.

        We also rely on the following to protect our confidential information and our other intellectual property:

  •
  trade secret protection,

  •
  employee nondisclosure agreements,

  •
  third-party nondisclosure agreements, and

  •
  other intellectual property protection methods.

        However, we may not be successful in protecting our confidential information and intellectual property, particularly our trade secrets, because third parties may:

  •
  independently develop substantially the same proprietary information and techniques,

  •
  gain access to our trade secrets, or

  •
  disclose our technology.

The parties to whom we provide research and development services may dispute the ownership of the intellectual property that we develop performing these services.

        In the past, revenues from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these revenues from photolithography tool manufacturers and from SEMATECH in connection with our designing and developing specific products. Currently, revenues from SEMATECH, photolithography tool manufacturers and semiconductor manufacturers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers and SEMATECH, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market these intellectual property may arise between us and the photolithography tool manufacturers and SEMATECH. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

In the future, we may be subject to patent litigation to enforce patents issued to us and defend ourselves against claimed infringement by our competitors or any other third party.

        Third parties have notified us in the past, and may notify us in the future, that we are infringing their intellectual property rights. Also, we have notified third parties in the past, and may notify them in the future, that they may be infringing our intellectual property rights.

        Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our discussions with Komatsu, they also asserted that we or our Japanese manufacturing partner, Seiko, may be infringing on some of Komatsu's United States patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our lasers infringe several of Komatsu's Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed some of our opposition claims. Thus, litigation may result in connection with Komatsu's Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko, our manufacturing partner, that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continues to engage in manufacturing activities for us. In connection with our manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

        We have notified our competitors and others of our United States patent portfolio. Specifically, we have notified Komatsu that it may be infringing on some of our U.S. patents. Currently, we are discussing with Komatsu our claims against each other. These discussions may not be successful and litigation could result. Komatsu challenged one of our U.S. patents in the United States Patent Office. Also, Komatsu transferred its lithography laser business to one of our competitors, Gigaphoton. We also have had discussions with Lambda-Physik, another competitor, regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitors may not be successful and litigation could result.

        In the future, patent litigation may be necessary to enforce patents issued to us and defend us against claimed infringement by our competitors or any other third party. Any such litigation could result in substantial cost and diversion of effort by us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially effected. Instead of litigation, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license on reasonable terms. In the alternative, we may design around the third party's intellectual property right or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in the following, any of which could have a substantial adverse effect on our business, financial condition and operating results:

  •
  loss of our proprietary rights,

  •
  exposure to significant liabilities by other third parties,

  •
  requirement that we get a license from third parties on terms that are not favorable, or

  •
  restriction from manufacturing or selling our products.

        Any of these actions could be costly and would divert the efforts and attention of Cymer's management and technical personnel, which would materially adversely affect Cymer's business, financial condition and results of operations.

Trademark infringement claims against our registered and unregistered trademarks would be expensive and we may have to stop using such trademarks and pay damages.

        We registered the trademark "CYMER" in the United States and in some other countries. We are also trying to register additional trademarks in the United States in other countries, including the trademark "Insist on Cymer." We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be very expensive to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

If Seiko discontinues producing our laser in Japan due to patent infringement claims made by Komatsu, our ability to meet the demand for our product in Japan could be materially adversely effected.

        We have approved Seiko as a qualified manufacturer of our excimer lasers. Komatsu has told Seiko that certain aspects of our lasers may infringe on Komatsu's Japanese patents. Further, Komatsu advised Seiko that it intends to enforce its rights under such Japanese patents against Seiko if Seiko continues to manufacture excimer laser products for us. In connection with our manufacturing agreement with Seiko, we have agreed to indemnify Seiko against any such claims under certain circumstances. To date, Komatsu has not initiated any such legal action. If Seiko stops manufacturing our laser products in Japan because of Komatsu's claims, our ability to manufacturer lasers that are in demand in such area could be materially and adversely effected.

Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.

        A large portion of our total revenues are derived from foreign customers located outside of the United States, particularly in Asian countries. Our foreign customers accounted for 81% or more of our total revenue in each of the last three fiscal years.

        Because a significant majority of our principal customers are located in Asian countries, we expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we must:

  •
  maintain subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,

  •
  further develop our field service and support operations throughout the world, and

  •
  continue to work with Seiko as a contract manufacturer of our laser products in Japan.

        We may not be able to manage our operations to address and support our foreign customers effectively. Further, our investments in these types of activities may not make us competitive in the international market or we may not be able to meet the service and support levels required by our foreign customers.

        Additionally, we are subject to the risks inherent in doing business internationally, including:

  •
  unexpected changes in regulatory requirements,

  •
  fluctuations in exchange rates and currency controls,

  •
  political and economic conditions and instability,

  •
  imposition of trade barriers and restrictions, including changes in tariff and freight rates, foreign customs and duties,

  •
  difficulty in coordinating our management and operations in several different countries,

  •
  difficulties in staffing and managing foreign subsidiary and branch operations,

  •
  limited intellectual property protection in some countries,

  •
  potentially adverse tax consequences in some countries,

  •
  the possibility of accounts receivable collection difficulties,

  •
  in the case of Asia, the risk of business interruption and damage from earthquakes,

  •
  the effect of acts of terrorism and war, and

  •
  the burdens of complying with a variety of foreign laws.

        Many of our major customers and many of the semiconductor device manufacturers who use our laser products in their photolithography systems are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with United States export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on air transport to conduct our business and disruption of domestic and international air transport systems could adversely effect our business.

        We depend on regular and reliable air transportation on a worldwide basis for many of our routine business functions. If civil aviation in the United States or abroad is disrupted by terrorist activities or security responses to the threat of terrorism or for any other reason, our business could be adversely affected in the following ways:

  •
  supplies of raw materials and components for the manufacture of our products or our customers' products may be disrupted;

  •
  we may not be able to deliver our products to our customers in a timely manner;

  •
  we may not be able to provide timely support of installed lasers for semiconductor device manufacturers; and

  •
  our sales and marketing efforts may be disrupted.

We are exposed to risks related to the fluctuations in the currency exchange rates for the Japanese Yen.

        If we sell products to our Japanese subsidiary, the sale is denominated in United States dollars. If our Japanese subsidiary sells directly to customers in Japan, the sale is denominated in Japanese Yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese Yen to the U.S. dollar. Our Japanese subsidiary manages its exposure to these fluctuations through foreign currency forward exchange contracts to hedge its purchase commitments. We will continue to monitor our exposure to these currency fluctuations, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. However, exchange rate fluctuations may still have a material adverse effect on our operating results. In the future, we may need to sell our products in other foreign currencies other than the Japanese Yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area.

We are subject to many standards and regulations of foreign governments and, even though we intend to comply, we may not always be in compliance with these rules, or we may be unable to design or redesign our products to comply with these rules.

        Many foreign countries' government standards and regulations apply to our products. These standards and regulations are always being amended. Although we intend to meet all foreign standards and regulations, our products may not comply with these foreign government standards and regulations or the amendments made to them. Further, it might not be cost effective for us to redesign our products to comply with these foreign government standards and regulations. Our inability to design or redesign products to comply with foreign standards would result in noncompliance with these standards and regulations, and therefore could have a material adverse effect on our business.

Semiconductor device manufacturers' prolonged use of our product in high volume productions may not produce the results they desire, and as a result, our reputation could be damaged in the semiconductor industry as well as our customers who supply photolithography tools to the semiconductor manufacturers.

        Over time, our laser products may not meet semiconductor device manufacturers' production specifications or operating cost requirements after the laser is used for a long period in high volume production. If any semiconductor device manufacturer cannot successfully achieve or sustain their volume production using our lasers, our reputation could be damaged with the semiconductor device manufacturers and our customers who are the limited number of photolithography tool manufacturers. This would have a material adverse effect on our business.

We have in the past and may in the future acquire business that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial problems.

        The risks involved with acquiring a new company include the following:

  •
  diversion of management's attention and resources to integrate the new company, failure to retain key personnel,

  •
  amortization of acquired definite lived intangible assets and deferred compensation,

  •
  client dissatisfaction or performance problems with the acquired company,

  •
  the cost associated with acquisitions and the integration of acquired operations,

  •
  ability of the acquired companies to meet their financial projections, and

  •
  assumption of unknown liabilities, or other unanticipated events or circumstances.

        Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire may not achieve anticipated revenues or operating results.

Our acquisition of ACX may not result in the benefits we anticipate.

        In February 2001, we completed our purchase of ACX (now referred to as Cymer Cambridge). Cymer Cambridge's technology addresses stability and motion control challenges that we believe will be important to the future of the photolithography tool industry. We purchased Cymer Cambridge with the expectation that the purchase would result in benefits to us including:

  •
  expanding our product offerings into the field of adaptive precision motion diagnostics and control,

  •
  new product offerings and enhancements that use the ACX technology to solve stability and motion control challenges, and

  •
  Cymer Cambridge's products being successfully accepted by the semiconductor industry.

        We cannot guarantee that Cymer Cambridge can achieve anticipated revenues, or that the ACX technology will solve stability and motion control challenges which is important to the future semiconductor. Any of these risks could materially harm our business and condition and results of operations. Further, we cannot guarantee that we can effectively develop or market the ACX technology, or the technology of any newly acquired businesses.

We must develop and manufacture enhancements to our existing products and introduce new products in order to continue to grow our business. We may not effectively manage our growth and integrate these new enhancements and products, which could materially harm our business.

        To continue to grow our business, our existing laser products and their process capabilities must be enhanced, and we must develop and manufacture new products to serve other semiconductor applications. We have entered into strategic agreements and acquired Cymer Cambridge in order to achieve these goals. We cannot guarantee that we will be able to manage our growth effectively. Nor can we guarantee that we will be able to accelerate the development of new enhancements to our existing products and create new products. Further, we may not be able to effectively integrate new products and applications into our current operations. Any of these risks could materially harm our business, financial condition and results of operations.

Our operations are subject to environmental and other government regulations that may expose us to liabilities for noncompliance.

        We are subject to federal, state and local regulations, such as regulations related to the environment, land use, public utility utilization and the fire code, in connection with the storage, handling, discharge and disposal of substances that we use in our manufacturing process and on our facilities that we lease. We believe that our activities comply with current government regulations that are applicable to our operations and current facilities. We may be required to purchase additional capital equipment or other requirements for our processes to comply with these government regulations in the future if they change. Further, these government regulations may restrict us from expanding our operations. Adopting measures to comply with changes in the government regulations, our failure to comply with environmental and land use regulations, or restrictions on our ability to discharge hazardous substances, could subject us to future liability or cause our manufacturing operations to be reduced or stopped.

Our products are subject to potential product liability claims if personal injury or death result.

        We are exposed to significant risks for product liability claims if personal injury or death results from the use of our products. We may experience material product liability losses in the future. We maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept. This insurance coverage also may not be enough for liabilities that are actually incurred. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall that results in adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock has fluctuated and may continue to fluctuate widely.

        The price of our common stock has fluctuated in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including the risk factors contained in this report.

        Various factors may significantly affect the market price of common stock, including:

  •
  the cyclical nature of the semiconductor industry,

  •
  actual or anticipated fluctuations in our operating results,

  •
  conditions and trends in the laser device and other technology industries,

  •
  announcements of innovations in technology,

  •
  new products offered by us or our competitors,

  •
  developments of patents or proprietary rights,

  •
  changes in financial estimates by securities analysts, and

  •
  general market conditions.

        In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. We are currently defending litigation related to our stock price. Any such litigation can result in substantial costs and a diversion of management's attention and resources and therefore could have a material adverse effect on Cymer's business, financial condition and results of operations.

We are currently defending class action lawsuits related to the trading of our securities, and this litigation can result in substantial costs and diversion of management's attention and resources, and therefore have a material adverse effect on our business, financial condition and results of operations.

        As disclosed in the notes to the consolidated financial statements included in this report, we are named as defendant in several stockholder class action lawsuits that were filed in September and October, 1998 in the federal district courts of California. Some of our officers and directors are also named as defendants. The plaintiffs represent a class of all persons who purchased our stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws, and the plaintiffs claim that we made various material misrepresentations and omissions during this period of time. The complaints do not seek a specific dollar amount for damages. The court consolidated all of the complaints into one single action and a class representative was appointed. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, we and the other defendants filed a motion to dismiss this consolidated complaint for the plaintiffs' failure to state a cause of action. On April 1, 2000, the court granted our motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. We then moved to dismiss the second amended consolidated complaint on August 4, 2000. On October 1, 2001, the court granted our motion to dismiss the second amended consolidated complaint with prejudice and entered a judgment in favor of all defendants against all plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment to the Ninth Circuit Court of Appeals. While the appeal is still pending, the plaintiffs have recently notified Cymer that they intend to voluntarily dismiss the appeal. Upon dismissal of the appeal, the case will have ended and the judgment of the lower court in favor of Cymer will become final.

To protect our company from hostile takeovers, we implemented a program authorizing shares of preferred stock which may have rights and preferences that are superior to our common stock.

        Nevada law and our articles of incorporation contain provisions that discourage a proxy contest and provisions that make an acquisition of a substantial block of our common stock more difficult. In addition, our board of directors is authorized to issue, without stockholder approval, shares of preferred stock. Shares of preferred stock may have voting, conversion and other rights and preferences that may be superior to those of the common stock and this could adversely affect the voting power or other rights of holders of common stock. Our board can use the issuance of the preferred stock or rights to purchase the preferred stock to discourage any unsolicited acquisition proposal.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        Cymer conducts business in several international currencies through its worldwide operations. Due to the large volume of business Cymer manages in Japan, the Japanese operation poses the greatest foreign currency risk. Cymer uses financial instruments, principally forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan for resale under firm third-party sales commitments. Cymer does not enter into foreign currency forward exchange contracts for trading purposes.

        At December 31, 2001, Cymer had outstanding foreign currency forward exchange contracts to buy US $44.4 million for 5.4 billion yen under foreign currency exchange facilities with contract rates ranging from 117.38 yen to 130.08 yen per US dollar. These contracts expire on various expiration dates through September 2002.

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

        In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These Step-Up Convertible Subordinated Notes ("Notes") were due August 6, 2004, with interest payable semi-annually on February 6 and August 6, commencing February 6, 1998. Interest on the Notes was 3 1/2% per annum from August 6, 1997 through August 5, 2000 and is 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. Since November 5, 1997, the Notes have been convertible at the option of the holder into shares of Cymer common stock of Cymer at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. The Notes became redeemable by Cymer on August 9, 2000. The Notes were unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes did not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. These Notes are recorded at face value on the consolidated balance sheets. The fair value of such debt, based on quoted market prices at December 31, 2001 was $153.4 million.

        As of December 31, 2000 and December 31, 2001, $172.3 million and $147.3 million, respectively, in Notes were outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock. In June 2001, Cymer repurchased 23,500 of outstanding Notes for a total repurchase price of $24.1 million, including $639,000 in accrued interest. In July 2001, Cymer repurchased an additional 1,500 of outstanding Notes for a total repurchase price of $1.5 million, including $53,000 in accrued interest.

        The outstanding 1997 notes were called for redemption on March 25, 2002. Prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders and the remaining $38 million of the outstanding principal amount of the notes was redeemed.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. The notes are unsecured and are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the notes issued in August 1997.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Items 14(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information regarding the identification and business experience of Cymer's directors under the caption "Proposal 1—Election of Directors" in Cymer's Proxy Statement for the annual meeting of stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days after the end of Cymer's fiscal year ended December 31, 2001, is incorporated herein by this reference. For information regarding the identification and business experience of Cymer's executive officers, see "Executive Officers" at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to Cymer's executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Cymer's Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

        The information under the caption "Executive Compensation" in Cymer's Proxy Statement is incorporated herein by reference.

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

        With the exception of the information specifically incorporated by reference from Cymer's Proxy Statement in Part III of this Annual Report on Form 10-K, Cymer's Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Report of the Audit Committee of the Board of Directors," "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison" in Cymer's Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

            (3)    Exhibits.    The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement is identified separately in Item 14(c) hereof.

        (b)    Reports on Form 8-K.    No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

        (c)    Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation of Cymer (incorporated herein by reference to Exhibit 3.1 to Cymer's Registration Statement on Form S-1 , Reg. No. 333-08383).
3.2
Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cymer (incorporated herein by reference to Exhibit 1 to Cymer's Form 8-A, dated February 20, 1998).
3.3	Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.3 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2000).
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
10.1	#	Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 10.1 to Cymer's Registration Statement on Form S-1, Reg. No. 333-08383).
10.2
Standard Industrial Lease—Multi-Tenant, dated August 19, 1991, by and between Lepercq Corporate Income Fund L.P. and Cymer (originally between Frankris Corporation and Cymer) (incorporated herein by reference to Exhibit 10.15 to Cymer's Registration Statement on Form S-1, Reg. No. 333-08383).
10.3
Single-Tenant Industrial Lease, dated December 19, 1996, by and between AEW/LBA Acquisition Co. II, LLC and Cymer (incorporated herein by reference to Exhibit 10.20 to Cymer's Annual Report on Form 10-K filed for the year ended December 31, 1996).
10.4
Contract Manufacturing Agreement—Lithography Laser, dated August 28, 1992, by and between Cymer and Seiko Instruments Inc. (the "Seiko Agreement") (incorporated herein by reference to Exhibit 10.16 to Cymer's Registration Statement on Form S-1, Reg. No. 333-08383). Addendum No. 2 to the Seiko Agreement, dated February 21, 2000 (incorporated herein by reference to Exhibit 10.5 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).
10.5	#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.6	#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.3 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.7	#	1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to Cymer's Registration Statement on Form S-1, Reg. No. 333-08383).
10.8	#
Employment Agreement, dated October 1, 2000, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.10 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2000).
10.9	#
Employment Agreement, dated November 26, 1997, by and between William A. Angus, III and Cymer (incorporated herein by reference to Exhibit 10.17 to Cymer's Annual Report on form 10-K/A filed for the year ended December 31, 1997).
10.10	#
Employment Agreement, dated October 1, 2000, by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.12 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2000).
10.11	#
Employment Agreement, dated October 21, 1998, by and between Edward P. Holtaway and Cymer (incorporated herein by reference to Exhibit 10.20 to Cymer's Annual Report on form 10-K filed for the year ended December 31, 1998).
10.12	#
Employment Agreement, dated March 1, 2000, by and between Wallace Breitman and Cymer (incorporated herein by reference to Exhibit 10.14 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13	#
Employment Agreement, dated June 25, 2001, by and between Brian C. Klene and Cymer, Inc. (incorporated herein by reference to Exhibit 10.3 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.14	#	Description of Cymer Management Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Cymer's Annual Report on Form 10-K for the year ended December 31, 1999).
10.15	#	Cymer Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.16	#
2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.17
Credit Agreement, dated as of June 28, 2001, by and between Cymer, Inc. and Wells Fargo HSBC Trade Bank (incorporated herein by reference to Exhibit 10.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.18	*
Patent License Agreement, dated May 14, 2001, by and among Cymer, Inc., Linda B. Jacob, Joseph A. Mangano, and Science Research Laboratory, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Patent Sublicense Agreement, dated May 14, 2001, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.19	#
Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.20	#
Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.21	#	Reduction in Force Benefits Plan.
10.22	#	Executive Option and Group Health Coverage Extension Program.
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated April 5, 2000 (incorporated herein by reference to Exhibit 16 to Cymer's current report on Form 8-K, dated March 31, 2000).
21.1		Subsidiaries of Registrant.
23.1		Independent Auditors' Consent—KPMG LLP.
23.2		Independent Auditors' Consent—Deloitte & Touche LLP.

#
Indicates management contract or compensation plan or arrangement.

*
Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.

        (d)    Financial Statement Schedules.    See item 14, paragraph (a) (2), above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.
Dated: March 23, 2002	By:	/s/ ROBERT P. AKINS Robert P. Akins, Chief Executive Officer, and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	March 23, 2002
/s/ NANCY J. BAKER Nancy J. Baker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2002
/s/ RICHARD P. ABRAHAM Richard P. Abraham	Director	March 23, 2002
/s/ KENNETH M. DEEMER Kenneth M. Deemer	Director	March 23, 2002
/s/ MICHAEL R. GAULKE Michael R. Gaulke	Director	March 23, 2002
/s/ WILLIAM G. OLDHAM William G. Oldham	Director	March 23, 2002
/s/ PETER J. SIMONE Peter J. Simone	Director	March 23, 2002
/s/ JON D. TOMPKINS Jon D. Tompkins	Director	March 23, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cymer, Inc.:

        We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                          /s/ KPMG LLP

San Diego, California
February 4, 2002, except as to
    Note 16, which is as of March 25, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cymer, Inc.:

        We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Cymer, Inc. and subsidiaries (collectively, the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                          /s/ DELOITTE & TOUCHE LLP

San Diego, California
January 28, 2000

CYMER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2000	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,678	$111,195
Short-term investments	117,017	82,988
Accounts receivable—net	85,569	50,056
Foreign currency forward exchange contracts	2,664	3,197
Inventories	76,887	61,784
Deferred income taxes	23,503	16,935
Income taxes receivable	—	3,039
Prepaid expenses and other assets	4,571	3,308

Total current assets	389,889	332,502
PROPERTY AND EQUIPMENT—NET	91,080	90,419
LONG-TERM INVESTMENTS	8,984	23,015
DEFERRED INCOME TAXES	6,060	12,269
GOODWILL—NET	323	9,791
INTANGIBLE ASSETS—NET	—	10,633
OTHER ASSETS	5,226	4,717

TOTAL ASSETS	$501,562	$483,346

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,471	$15,729
Accrued and other current liabilities	67,853	51,270
Income taxes payable	11,274	—
Revolving loan	8,745	7,652

Total current liabilities	111,343	74,651

CONVERTIBLE SUBORDINATED NOTES	172,335	147,335
OTHER LIABILITIES	3,175	4,437
MINORITY INTEREST	1,741	2,109
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock—authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock—authorized 50,000,000 shares; $.001 par value, issued and outstanding 29,496,000 and 30,848,000 shares at December 31, 2000 and December 31, 2001, respectively	29	31
Additional paid-in capital	145,996	184,794
Treasury stock, at cost (2,000,000 common shares)	(24,871)	(24,871)
Unearned compensation	—	(3,468)
Accumulated other comprehensive loss	(1,691)	(3,662)
Retained earnings	93,505	101,990

Total stockholders' equity	212,968	254,814

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,562	$483,346

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
REVENUES:
Product sales	$220,051	$366,280	$267,003
Other	399	1,180	2,441

Total revenues	220,450	367,460	269,444

COSTS AND EXPENSES:
Cost of product sales	143,105	187,579	151,340
Research and development	34,518	45,433	58,368
Sales and marketing	16,742	20,098	19,617
General and administrative	13,101	22,510	18,990
Amortization of goodwill and intangible assets	—	108	3,148
Purchased in-process research and development	—	—	5,050

Total costs and expenses	207,466	275,728	256,513

OPERATING INCOME	12,984	91,732	12,931

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)—net	643	(1,379)	877
Interest and other income	7,327	10,785	8,290
Interest and other expense	(11,718)	(10,636)	(10,614)

Total other expense—net	(3,748)	(1,230)	(1,447)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	9,236	90,502	11,484
INCOME TAX PROVISION	—	26,246	2,871
MINORITY INTEREST	(663)	(484)	(368)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	8,573	63,772	8,245
Extraordinary gain on debt extinguishment, net of tax of $406,000	—	—	610
Cumulative change in accounting principle	—	—	(370)

NET INCOME	$8,573	$63,772	$8,485

EARNINGS PER SHARE:
Basic earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.31	$2.19	$0.27
Extraordinary gain on debt extinguishment	—	—	0.02
Cumulative change in accounting principle	—	—	(0.01)

Basic earnings per share	$0.31	$2.19	$0.28

Weighted average common shares outstanding	27,907	29,113	30,474

Diluted earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.29	$2.07	$0.26
Extraordinary gain on debt extinguishment	—	—	0.02
Cumulative change in accounting principle	—	—	(0.01)

Diluted earnings per share	$0.29	$2.07	$0.27

Weighted average common and common equivalent shares outstanding	29,640	30,758	31,108

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Treasury Stock	Unearned Compensation		Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount
BALANCE, JANUARY 1, 1999	27,174	$27	$111,842	$(24,871)		$(1,627)	$21,160	$106,531
Exercise of common stock options and warrants	1,169	1	7,350					7,351
Issuance of employee stock purchase plan shares	92		1,183					1,183
Income tax benefit from stock options exercised			5,248					5,248
Net income							8,573	8,573	$8,573
Other comprehensive income:
Translation adjustment, net of tax						(1,719)		(1,719)	(1,719)
Net unrealized loss on available-for-sale investments, net of tax						(274)		(274)	(274)

Total comprehensive income									$6,580

BALANCE, DECEMBER 31, 1999	28,435	28	125,623	(24,871)	—	(3,620)	29,733	126,893

Exercise of common stock options and warrants	992	1	11,046					11,047
Issuance of employee stock purchase plan shares	65		1,634					1,634
Conversion of notes to equity	4		165					165
Income tax benefit from stock options exercised			7,528					7,528
Net income							63,772	63,772	63,772
Other comprehensive income:
Translation adjustment, net of tax						1,784		1,784	1,784
Net unrealized gain on available-for-sale investments, net of tax						145		145	145

Total comprehensive income									$65,701

BALANCE, DECEMBER 31, 2000	29,496	29	145,996	(24,871)	—	(1,691)	93,505	212,968

Exercise of common stock options and warrants	550	1	9,631					9,632
Issuance of employee stock purchase plan shares	113		2,148					2,148
Issuance of shares in acquisition of ACX	689	1	14,981					14,982
Issuance of options in acquisition of ACX			5,889		(4,439)			1,450
Issuance of warrants under SRL license agreement			4,322					4,322
Amortization of unearned compensation					971			971
Income tax benefit from stock options exercised			1,827					1,827
Net income							8,485	8,485	8,485
Other comprehensive income:
Translation adjustment, net of tax						(3,610)		(3,610)	(3,610)
Net unrealized gain on available-for-sale investments, net of tax						270		270	270
Net unrealized gain on derivatives, net of tax						1,369		1,369	1,369

Total comprehensive income									$6,514

BALANCE, DECEMBER 31, 2001	30,848	$31	$184,794	$(24,871)	$(3,468)	$(3,662)	$101,990	$254,814

See Notes to Consolidated Financial Statements.

CYMER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	1999	2000	2001
OPERATING ACTIVITIES:
Net income	$8,573	$63,772	$8,485
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	—	—	370
Extraordinary gain on debt extinguishment	—	—	(610)
Depreciation and amortization	18,463	19,197	25,699
Amortization of unearned compensation	—	—	971
Minority interest	663	484	368
Purchased in-process research and development	—	—	5,050
Provision for deferred income taxes	(2,899)	493	(386)
Loss on disposal and impairment of property and equipment	411	2,192	505
Change in assets and liabilities—net of acquisition in 2001:
Accounts receivable—net	(14,446)	(21,686)	35,969
Income taxes receivable	—	—	(3,039)
Foreign currency forward exchange contracts	(413)	(5,259)	1,417
Inventories	636	(27,641)	15,179
Prepaid expenses and other assets	616	(1,057)	615
Accounts payable	11,890	3,059	(8,146)
Accrued and other liabilities	19,044	16,792	(16,322)
Income taxes payable	4,234	5,130	(7,741)

Net cash provided by operating activities	46,772	55,476	58,384

INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,195)	(55,269)	(20,405)
Purchases of investments	(126,980)	(173,044)	(164,302)
Proceeds from sold or matured investments	118,228	174,548	184,759
Acquisition of Active Control eXperts, Inc., net of cash acquired	—	—	(279)
Acquisition of patents	—	—	(6,000)
Acquisition of minority interest	—	(1,104)	—

Net cash used in investing activities	(30,947)	(54,869)	(6,227)

FINANCING ACTIVITIES:
Borrowings (payments) under revolving loan and security agreements, net	4,938	(8,146)	(1,093)
Proceeds from issuance of common stock	8,534	12,681	11,781
Redemption of convertible subordinated notes	—	—	(24,930)
Dividends paid to minority shareholder of foreign subsidiary	—	(183)	—
Payments on capital lease obligations	(586)	(621)	(281)

Net cash provided by (used in) financing activities	12,886	3,731	(14,523)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,076)	(425)	(6,117)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,635	3,913	31,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,130	75,765	79,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,765	$79,678	$111,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,744	$6,942	$7,778

Income taxes paid	$2,368	$17,987	$13,982

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued in acquisition of patents	—	—	$4,322

Stock and stock options issued in acquisition of Active Control eXperts, Inc.	—	—	$20,870

Conversion of subordinated notes to equity	—	$165	—

See Notes to Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—Cymer, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, "Cymer" or the Company), is engaged primarily in the development, manufacturing and marketing of excimer lasers for sale to manufacturers of photolithography tools in the semiconductor equipment industry. Cymer sells its product to customers primarily in Japan, Asia, the Netherlands and the United States.

        Principles of Consolidation—The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries—Cymer Japan, Inc. "Cymer Japan", Cymer Singapore Pte Ltd. "Cymer Singapore", Cymer B.V. in the Netherlands "Cymer B.V.", Cymer Southeast Asia, Inc., in Taiwan "Cymer SEA", Active Control eXperts, Inc. "Cymer Cambridge", and its majority-owned subsidiary, Cymer Korea, Inc. "Cymer Korea". Cymer, Inc. owns 70% of Cymer Korea. During the first quarter of 2000, Cymer, Inc. acquired the 25% minority interest in Cymer SEA for $1,104,000. During the first quarter of 2001, Cymer acquired 100% of Active Control eXperts, Inc., including its technology ("ACX technology"). The purpose of this acquisition is to provide Cymer with an opportunity to enhance existing products and develop new products using the ACX technology. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those regions. All significant intercompany balances have been eliminated in consolidation.

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

        Cash Equivalents—Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less. As of December 31, 2000 and 2001, cash equivalents amounted to $79.7 million and $111.2 million, respectively.

        Investments—Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is Cymer's general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes. Therefore, Cymer's investments are classified as available-for-sale and are carried on the balance sheet at fair value. Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. The Company has established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        Inventories—Inventories are carried at the lower of cost (first-in, first-out) or market. Cost includes material, labor and manufacturing overhead costs. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory and makes appropriate allowances and dispositions as such inventory is identified.

        Property and Equipment—Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally three to five years). The Cymer owned building is depreciated over a useful life of twenty years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining lease term. Lasers built for internal use are capitalized and depreciated using the straight-line method over three years.

        Goodwill—The excess of purchase price over the fair value of the net assets of entities acquired is recorded as goodwill and amortized on a straight-line basis over the estimated period of future benefit of three to four years. In determining the useful life of goodwill the Company considers several factors including industry technology, competition, demand and other economic factors. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        Intangible Assets—Intangible assets consist primarily of acquired patents, acquired workforce, and purchased technology. Intangible assets are recorded at cost and are amortized using the straight-line method over their expected useful lives from four to eight years. The Company reviews the carrying value and remaining useful life of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        The total amount of impairment losses incurred in the years ended December 31, 2000 and 2001 were approximately $2.0 million and $510,000, respectively. The impairment loss recorded in the year ended December 31, 2000 was primarily related to the write-off of certain tenant improvements in the Company's existing facilities as the Company moved to a new facility in 2000, and the write-off of computer systems made obsolete by the Company's new ERP system which was implemented in 2000. The loss of $2.0 million was recorded in the general and administrative expenses in the consolidated statements of income. For the year ended December 31, 2001, the impairment loss of $510,000 included write-offs associated with tenant improvements in its San Diego facility, obsolete software used within Cymer's customer service and support organization and obsolete lasers used within research and development. The loss of $510,000 was recorded in the research and development, sales and marketing, and general and administrative expense sections, as appropriate, on the accompanying consolidated statements of income. No such losses occurred in 1999.

        Fair Value of Financial Instruments—The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and Cash Equivalents, Accounts Receivable, Income Taxes Receivable, Accounts Payable, and Accrued and Other Current Liabilities—The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, and accrued and other current liabilities approximates fair value because of the short maturity of those instruments.

          Investments—Investments are carried at fair value which is based on quoted market prices for such securities.

          Foreign Currency Forward Exchange Contracts—The fair value of foreign currency forward exchange contracts is determined using the quoted exchange rate (see "Derivative Instruments" below).

          Convertible Subordinated Notes—Convertible Subordinated Notes are recorded at face value of $172.3 million and $147.3 million at December 31, 2000 and 2001, respectively. The fair value of such debt, based on quoted market prices at December 31, 2000 and 2001 was $168.9 million and $153.4 million, respectively.

          Revolving Loan—The carrying amount reported for the Company's revolving loan approximates its fair value because the underlying instrument bears interest at rates comparable to current rates offered to the Company for instruments of similar terms and risk.

        Comprehensive Income—Comprehensive income includes net income, effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

        Revenue Recognition—Revenue from product sales is generally recognized at the time of shipment unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Product sales include sales of lasers, replacement parts, and product service contracts. Other revenue primarily represents revenue earned from funded development activities and license fees. Such revenue is recognized on a basis consistent with the performance requirement of the agreements. Payments received in advance of performance are recorded as deferred revenue.

        Warranty Expense—Cymer warrants its new laser products against defects in design, materials, and workmanship. The warranty coverage period and terms vary by laser model. In general, the laser system warranty coverage period ranges from 17 to 26 months after shipment. Cymer records a provision for warranty for all products sold which is included in cost of product sales in the consolidated statements of income. The provision is based on actual historical expenses incurred and estimated probable future expenses related to current sales. Warranty costs incurred are charged against the provision.

        Research and Development Costs—Research and development costs are expensed in the period incurred.

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Stock-Based Compensation—The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 to account for its stock option plans. Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

        Foreign Currency Translation—The financial statements of the Company's foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

        Derivative Instruments—Cymer conducts business in several international currencies through its worldwide operations. Due to the large volume of business Cymer manages in Japan, the Japanese operation poses the greatest foreign currency risk. Cymer uses financial instruments, principally forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan for resale under firm third-party sales commitments. Cymer does not enter into forward exchange contracts for trading purposes.

        Under SFAS 133, as amended, derivative instruments are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs. The criteria for hedge accounting includes an assessment of offsetting changes in the cash flows for the risk being hedged, supported by a demonstrated historical pattern of effectiveness, and required documentation. Required documentation includes, but is not limited to, the hedging relationship at inception of the hedge, the effectiveness of the hedge, the processes used to determine fair value, and the calculation of the derivative's effectiveness and ineffectiveness.

        Cymer's derivative instruments are designated as cash flow hedging instruments. Cymer adopted SFAS 133 on January 1, 2001 but did not qualify for cash flow hedge accounting treatment until July 1, 2001 due to the extensive documentation and administrative requirements. Accordingly, for contracts which Cymer entered into from January 1, 2001 to June 30, 2001, Cymer records changes in the fair value of these foreign currency forward exchange contracts directly through earnings in other income (expense) in the period that such changes occurred. For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party. Prior to the adoption of SFAS 133, Cymer accounted for all such gains and losses through cost of product sales in the same period as the related sales was made to the third party.

        Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable.

          Cash—Cymer invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to Cymer's corporate investment policy and prevailing market conditions. Cymer has not experienced any material losses on its cash and investment accounts. At times, cash balances held in financial institutions are in excess of federally insured limits. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing. At December 31, 2000 and 2001, the Company had $79.6 million and $111 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

          Accounts receivable—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management periodically determines the adequacy of this allowance by continually evaluating individual customer receivables considering the customer's financial condition, security deposits, and current economic conditions. Credit losses to date have been minimal.

        Major Customers and Related Parties—Revenues from major customers are detailed as follows:

	Year ended December 31,
	1999	2000	2001
	(in thousands)
Customer
Nikon	$53,201	$103,551	$77,490
Canon	38,200	67,992	41,698
ASM Lithography	84,622	120,744	85,758

        Receivables from these customers totaled $65.1 million, and $39.1 million, at December 31, 2000 and 2001, respectively.

        Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 37%, 42% and 41% of revenues for the years ended December 31, 1999, 2000, and 2001, respectively. Revenues from a customer in the Netherlands accounted for 33%, 30% and 32% of revenues for the years ended December 31, 1999, 2000, and 2001, respectively.

        Revenues from stockholders (Nikon and Canon) totaled $91.4 million, for the year ended December 31, 1999. There were no revenues from stockholders for the years ended December 31, 2000 and 2001.

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

	Year ended December 31,
	1999	2000	2001
	(in thousands)
Basic weighted average common shares outstanding	27,907	29,113	30,474
Effect of dilutive securities:
Warrants	36	19	—
Options	1,697	1,626	634

Diluted weighted average common and potential common shares outstanding	29,640	30,758	31,108

        For the years ended December 31, 1999, 2000, and 2001, weighted average options and warrants to purchase 168,000, 388,000 and 3,614,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the years ended December 31, 1999, 2000, and 2001, weighted average common shares attributable to Convertible Subordinated Notes of 3,670,213, 3,666,704 and 3,387,396, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

        Reclassifications—Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

2.    ACQUISITION

        On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company Active Control eXperts, Inc. ("ACX") in an all-stock transaction including 689,000 common shares of Cymer stock and 336,000 stock options. ACX is a leading developer, manufacturer and marketer of hardware, software and firmware solutions for vibrations and nano-motion. ACX provides active control solutions to original equipment manufacturers of precision manufacturing equipment where speed, accuracy and precision provide competitive advantage. ACX technology can be physically embedded, creating adaptive "smart structures" to intrinsically improve the stability and precision of nano-motion control in next-generation semiconductor capital equipment. Cymer's marketing strength, industry applications capability and worldwide service and support infrastructure will help to both fully develop the market potential of ACX's technology, and accelerate its penetration into the semiconductor marketplace.

        The acquisition was accounted for using the purchase method of accounting. The total consideration for the purchase was approximately $24.8 million. The details of the acquisition and the allocation of the purchase price, based upon the estimated fair values of the acquired assets and liabilities assumed and an independent appraisal of intangible assets consist of the following:

Fair Value
(In thousands)
CONSIDERATION:
Purchase price—common stock	$14,981
Liabilities assumed	2,998
Employee options assumed	5,889
Capitalized transaction costs	882

Total consideration	$24,750

Tangible assets	1,529
Intangible assets:
Existing technology	640
Assembled workforce	790
In-process research and development	5,050

Total identifiable intangible assets	6,480

Goodwill—before unearned compensation	16,741
Unearned compensation	4,439

Goodwill—after unearned compensation	$12,302

        Amounts allocated to existing technology, assembled workforce, and goodwill are amortized on a straight-line basis over their estimated useful lives of four years. From the acquisition date through December 31, 2001, the amortization of existing technology, assembled workforce, and goodwill totaled approximately $3.0 million. With the adoption of SFAS No.142 on January 1, 2002, Cymer will no longer amortize goodwill or intangibles with indefinite lives associated with the acquisition. The existing technology will continue to be amortized as it has a definite life. The assembled workforce will be reclassified to goodwill as it does not meet the criteria of an identifiable intangible asset under the provisions of SFAS No. 141.

        Unearned compensation of $4.4 million related to unvested ACX options assumed by Cymer, is being amortized to compensation expense on a straight-line basis over the four year vesting period of the options. From the acquisition date through December 31, 2001, the amortization of unearned compensation approximated $971,000.

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

        The accompanying consolidated balance sheets and statements of income include the operations of ACX from the acquisition date. From the date of acquisition through December 31, 2001, ACX had revenues totaling $3.5 million and a net loss of $2.8 million. The impact of ACX's results of operations to the consolidated results of operations for the year ended December 31, 2001 was a decrease of $0.17 to the basic earnings per share and a decrease of $0.16 to the diluted earnings per share.

3.    BALANCE SHEET DETAILS

	December 31,
	2000	2001
	(in thousands)
ACCOUNTS RECEIVABLE:
Trade	$80,210	$46,478
Notes and other	7,437	5,775

	87,647	52,253
Less allowance for doubtful accounts and notes	(2,078)	(2,197)

Total	$85,569	$50,056

INVENTORIES:
Raw materials	$22,101	$26,294
Work-in-progress	29,308	22,211
Finished goods	40,478	26,807
Allowance for excess and obsolete inventory	(15,000)	(13,528)

Total	$76,887	$61,784

	December 31,
	2000	2001
	(in thousands)
PROPERTY AND EQUIPMENT:
Land	$9,080	$9,080
Building	27,528	27,528
Building improvements	—	1,146
Furniture and equipment	63,688	71,568
Capitalized lasers	24,637	31,833
Leasehold improvements	23,418	25,932
Construction in process	3,373	1,461

	151,724	168,548
Less accumulated depreciation and amortization	(60,644)	(78,129)

Total	$91,080	$90,419

ACCRUED AND OTHER LIABILITIES:
Warranty and installation	$34,050	$27,908
Payroll and payroll related	14,491	6,628
Interest	15,052	10,397
Other	4,260	6,337

Total	$67,853	$51,270

4.    INVESTMENTS

        Investments consist of the following:

	December 31,
	2000	2001
	(in thousands)
Short-term:
Municipal bonds	$14,605	$—
Corporate bonds	32,429	48,796
Commercial paper	55,746	23,144
U.S. government agencies	14,237	2,525
Other	—	8,523

Total	$117,017	$82,988

Long-term:
Corporate bonds	$8,984	$6,257
Commercial paper	—	10,333
Other	—	6,425

Total	$8,984	$23,015

5.    CREDIT FACILITIES

        Revolving Loan Agreements—During 2000 and 2001, respectively, Cymer maintained certain Loan Agreements (the "2000 Agreements" and the "2001 Agreements") which provided for unsecured revolving loan facilities allowing for combined borrowings of up to a maximum of $40 million in 2000 and $30 million in 2001. The 2000 Agreements expired on March 16, 2001, on which date the balance due was paid in full.

        Under the 2001 Agreements, Cymer may borrow in U.S. dollars or Japanese yen, and interest accrues on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen COF rate plus 1.5% on yen-denominated borrowings. The 2001 Agreements require Cymer to maintain compliance with certain financial statement and other covenants, including tangible net worth, quick ratio and profitability requirements. As of December 31, 2001, Cymer was in compliance with all such covenants. The 2001 Agreements expire on June 15, 2002.

        As of December 31, 2000 and 2001, there was $8.7 million and $7.7 million outstanding at annual interest rates of 2.55% and 1.60%, under the 2000 Agreements and 2001 Agreements, respectively.

        Foreign Exchange Facilities—During 2000 and 2001, Cymer maintained foreign exchange facilities with three different banks in the United States and Japan. See also "Foreign Exchange Contracts" in Note 1. The foreign exchange facilities provided up to $100 million in 2000 and 2001 to be utilized for spot and futures foreign exchange contracts for periods of up to one year. $76.9 million and $44.4 million was utilized under the foreign exchange facilities as of December 31, 2000 and 2001, respectively. These facilities are part of the Revolving Loan Agreements discussed above and are subject to the same covenants.

6.    CONVERTIBLE SUBORDINATED NOTES

        In the third quarter of 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These Step-Up Convertible Subordinated Notes (the "Notes") due August 6, 2004 with interest payable semi-annually February 6 and August 6, commencing February 6, 1998. Interest on the Notes is stated at 3 1/2% per annum from August 6, 1997 through August 5, 2000 and at 7 1/4% per annum from August 6, 2000 to maturity or earlier redemption, representing a yield to maturity accrued at approximately 5.47%. The Notes are convertible at the option of the holder into shares of Common Stock of Cymer at any time on or after November 5, 1997 and prior to redemption or maturity, at a conversion rate of 21.2766 shares per $1,000 principal amount of Notes, subject to adjustment under certain conditions. Cymer could not redeem the Notes prior to August 9, 2000. Thereafter, Cymer can redeem the Notes from time to time, in whole or in part, at specified redemption prices. The Notes are unsecured and subordinated to all existing and future senior indebtedness of Cymer. The indenture governing the Notes does not restrict the incurrence of senior indebtedness or other indebtedness by Cymer. As of December 31, 2000 and 2001, $172.3 million and $147.3 million, respectively, under the Notes was outstanding. During the first quarter of 2000, $165,000 of the Notes were converted into 3,510 shares of common stock.

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

        On March 25, 2002, these notes were called for redemption. Prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes to shares of Cymer's common stock. The remaining $38 million of the outstanding principal amount of the notes was redeemed (See Note 16).

7.    STOCKHOLDERS' EQUITY

        Common Stock Warrants—During fiscal 2001, Cymer issued warrants to purchase 200,000 shares of its common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents (See Note 12). The warrants expire in May 2006.

        Stock Option and Purchase Plans—Cymer has five plans as follows:

			Common Shares Designated for Issuance
(i	)	1987 Stock Option Plan	3,000,000
(ii	)	1996 Stock Option Plan	7,900,000
(iii	)	1996 Employee Stock Purchase Plan	800,000
(iv	)	2000 Equity Incentive Plan	1,850,000
(v	)	ACX 1993 Stock Option Plan	336,109

		Total	13,886,109

(i)
1987 Stock Option Plan (the "1987 Plan")—The 1987 Plan provides for the grant of incentive and nonstatutory options to purchase shares of common stock to employees and consultants at prices that are not less than 100% (85% for nonstatutory options) of the fair market value of Cymer's common stock on the date the options are granted. The 1987 Plan also provides for various restrictions regarding option terms, prices, transferability and other matters. Options issued under the 1987 Plan expire five to ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. The amount of shares issuable as of December 31, 2001 under this plan was 3,000,000, of which all have been previously granted.

(ii)
1996 Stock Option Plan (the "1996 Stock Plan")—The 1996 Stock Plan provides for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and consultants of Cymer. The exercise price of stock options granted under the 1996 Plan must be at least equal to the fair market value of Cymer's common stock on the date of grant. Options issued under the 1996 Plan expire five to ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. The amount of shares issuable under this plan as of December 31, 2001 was 7,900,000, of which 6,973,058 have been previously granted.

(iii)
1996 Employee Stock Purchase Plan (the "ESPP")—The ESPP is intended to qualify under Section 423 of the Code. Under the ESPP, eligible employees may purchase shares of common stock from Cymer through payroll deductions of up to 10% of his or her base compensation (excluding bonuses, overtime and sales commissions), at a price per share equal to 85% of the lower of (i) the fair market value of Cymer's common stock as of the first day of each offering period under the ESPP or (ii) the fair market value of the common stock at the end of the purchase period. This plan was amended in 2001 by the shareholders to establish two year offering periods with six month purchase periods and to increase the plan shares issuable from 500,000 to 800,000. The amount of shares issuable under this plan as of December 31, 2001 was 800,000, of which 474,465 have been previously granted.

(iv)
2000 Equity Incentive Plan (the "2000 Plan")—On August 16, 2000, Cymer adopted the 2000 Plan under which the maximum aggregate number of shares which may be sold and issued is 500,000. Options may only be granted to employees or consultants who are neither directors nor officers. The exercise price of the options granted under the 2000 Plan will equal the quoted market value of the common stock at the date of grant. Options issued under the 2000 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four year period following the date of grant. This plan was amended in 2001 to increase the shares issuable from 500,000 to 1,850,000. The amount of shares issuable under this plan as of December 31, 2001 was 1,850,000, of which 1,714,522 have been previously granted.

(v)
ACX 1993 Stock Option Plan—Cymer assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001. Outstanding options may be exercised solely for shares of Cymer common stock, according to the conversion ratio established in the acquisition. The outstanding ACX options were converted to options to purchase 336,109 Cymer shares, at exercise prices ranging from $2.08 to $38.71 per share. No further options will be issued under the ACX Stock Option Plan.

        In 1996, Cymer adopted a 1996 Director Option Plan (the "Director Option Plan") whereby 200,000 shares were reserved for Board of Director option grants. There were 80,000 options issued under the Director Option Plan in 1997. The Director Option Plan was dissolved in October 1997 by the Board of Directors; however, 55,000 of these options remain outstanding (unexercised) as of December 31, 2001.

        Stock option transactions are summarized as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 1999	4,068	$14.21
Granted	2,006	$27.95
Exercised	(1,089)	$6.74
Cancelled	(216)	$18.95

Outstanding, December 31, 1999	4,769	$21.47
Granted	2,244	$38.46
Exercised	(974)	$11.26
Cancelled	(302)	$26.68

Outstanding, December 31, 2000	5,737	$29.56
Granted	2,601	$23.98
Assumed in acquisition of ACX	336	$10.97
Exercised	(550)	$17.45
Cancelled	(579)	$28.60

Outstanding, December 31, 2001	7,545	$27.75

Exercisable, December 31, 2001	3,124	$27.78

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

        The following table summarizes the impact had compensation cost been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123:

	Year ended December 31,
	1999	2000	2001
Impact on net income	$(18,246,000)	$(27,251,000)	$(38,198,000)
Impact on earnings per share:
Basic	$(0.65)	$(0.94)	$(1.25)
Diluted	$(0.62)	$(0.89)	$(1.23)
Estimated weighted average fair market value of options granted or shares purchased using the Black-Scholes pricing model:
Options	$21.71	$27.86	$14.36
ESPP	$5.71	$15.40	$11.01
Weighted average assumptions:
Dividend yield	None	None	None
Volatility rate	80%	87%	84%
Risk free interest rates	4.56% - 6.27%	5.10% - 6.81%	3.48% - 5.05%
Assumed forfeiture rate	5%	5%	5%
Expected life:
Options	7 years	7 years	6 years
ESPP	.5 years	.5 years	.5 years

        The following table summarizes information as of December 31, 2001 concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(years)
$2.08 - $19.34	1,347,055	7.55	$15.33	428,713	$15.26
$19.75 - $22.56	1,677,836	6.51	$21.31	1,283,778	$21.39
$22.94 - $27.00	1,525,836	9.38	$25.91	111,520	$25.11
$27.38 - $37.00	1,724,622	8.23	$34.88	632,454	$35.29
$37.06 - $57.00	1,259,695	8.17	$41.84	662,833	$41.30
$60.00 - $60.00	10,000	8.16	$60.00	4,375	$60.00

$ 2.08 - $60.00	7,545,044	7.95	$27.75	3,123,673	$27.78

        Common Shares Reserved—As of December 31, 2001, Cymer had reserved 1,388,000 shares of common stock for issuance under its stock option and purchase plans.

        Stockholder Rights Plan—On February 13, 1998, Cymer's Board of Directors adopted a Stockholder Rights Plan. Under the terms of the Plan, rights were distributed as a dividend at a rate of one preferred share purchase right on each outstanding share of Cymer's common stock held by stockholders of record as of the close of business on March 2, 1998. All additional shares of common stock issued prior to February 13, 2008, the expiration date for all rights, received the dividend at the same rate. The exercise price for each one-thousandth of a preferred share issuable pursuant to the exercise of a right was $100.00, subject to adjustment under the Plan. Such rights are exercisable only upon certain change of ownership events as defined in the Plan. The rights are designed to assure that all Cymer stockholders receive fair and equal treatment in the event of any proposed takeover of

Cymer and to guard against partial tender offers and other abusive tactics to gain control of Cymer without paying all stockholders the fair value of their shares, including a control premium.

8.    INCOME TAXES

        The components of the provision for income taxes are summarized as follows:

	Year ended December 31,
	1999	2000	2001
	(in thousands)
Current income taxes:
Federal	$4,961	$19,962	$1,560
State	829	4,457	(3,432)
Foreign	2,404	7,808	3,017

Total	8,194	32,227	1,145

Deferred income taxes:
Federal	(5,979)	(3,071)	(118)
State	(2,199)	(2,910)	1,844
Foreign	(16)	—	—

Total	(8,194)	(5,981)	1,726

Income tax provision	$—	$26,246	$2,871

        The income tax provision is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense. The items causing this difference for the period are as follows:

	Year ended December 31,
	1999	2000	2001
	(in thousands)
Provision at statutory rate	$3,233	$31,739	$4,020
Foreign provision in excess of federal statutory rate	932	(1,434)	412
State income taxes, net of federal benefit	(891)	1,006	(1,032)
Foreign sales corporation benefit, net of federal tax	(709)	(4,469)	(787)
Federal tax credits	(2,389)	(1,150)	(2,509)
Tax exempt interest, net of disallowed expenses	(66)	(52)	(38)
Non-deductible amortization of goodwill and in-process research and development	—	—	2,869
Other	(110)	606	(64)

Provision at effective tax rate	$—	$26,246	$2,871

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cymer's net deferred tax assets are as follows:

	December 31,
	2000	2001
	(in thousands)
Reserves and accruals not currently deductible	$23,780	$18,460
Accrued Japanese enterprise tax	752	732
State taxes	(2,544)	(1,901)
Tax credit carryforwards	3,829	4,433
Difference between book and tax basis of inventory and property and equipment	1,725	2,280
Tax effect of foreign currency translation adjustments	901	2,359
Other	1,120	2,841

Net deferred tax assets	29,563	29,204
Less current portion	(23,503)	(16,935)

Net non-current deferred tax assets	$6,060	$12,269

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the deferred tax assets as of December 31, 2001, and accordingly, has not provided a valuation allowance.

        At December 31, 2001, the Company had federal and state tax loss carryforwards of $7.4 million and $7.6 million, respectively, which begin to expire in 2013 and 2003, respectively. At December 31, 2001, the Company had federal and state tax credit carryforwards of $2.3 million and $2.5 million, respectively, which begin to expire in 2013 and 2009, respectively.

        It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.

9.    COMMITMENTS AND CONTINGENCIES

        Leases—Cymer leases certain facilities under non-cancelable operating leases. The lease terms are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms. Cymer also leases certain other facilities and equipment under capital and short-term operating lease agreements. The capital leases expire on various dates through 2003.

        Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $4,752,000, $4,788,000 and $5,052,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The net book value of assets under capital leases at December 31, 2000 and 2001 was approximately $606,000 and $153,000, net of accumulated amortization of approximately $2,459,000 and $157,000, respectively. The decrease from 2000 to 2001 for assets under capital leases is due to the completion and buyout of several of Cymer's furniture leases during 2001.

        Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2002	$4,445	$75
2003	3,604	54
2004	3,513	45
2005	3,505	—
2006	3,477	—
Thereafter	9,499	—

Total	$28,043	174

Less amount representing interest		(2)

Present value of minimum lease payments		172
Less current portion		(73)

Long term obligations under capital leases		$99

        Patent License Agreement—Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented laser technology. Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained subject to an annual maximum of $100,000. Royalty fees totaled $100,000 in each of the years ended December 31, 1999, 2000 and 2001.

        Employee Savings Plan—Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits. The Plan is available to substantially all full-time United States employees. Effective January 1, 1997 through December 31, 1999, Cymer matched 100% of each eligible employee's contributions, up to $500 per year. The Plan was amended effective January 1, 2000 to include a matching contribution of up to 4% of each participating employee's contribution, not to exceed $4,000 per year. Under the Plan, Cymer contributed $199,000, $1,496,000, and $1,504,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

        Executive Deferred Compensation Plan—Cymer has an executive deferred compensation plan for certain officers and key executives. Beginning in 2001, the Company used corporate owned life insurance to finance the plan. Compensation expense under this plan totaled $8,000 and $684,000 for the years ended December 31, 2000 and 2001, respectively. The Company's liability for deferred compensation totaled $251,000 and $1,086,000 as of December 31, 2000 and December 31, 2001,

respectively, and is included in other liabilities. The cash surrender value of the life insurance policies totaled $415,000 as of December 31, 2001 and is included in other assets.

        Executive Option and Group Health Coverage Extension Program—Cymer has an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements. This program is designed to provide extended benefits to eligible executives who retire and cease to serve the Company on a full-time basis. Under the terms of the plan, the executive acts as a consultant to the Company for a term of four years. In return for these services, the program allows the executive to continue vesting in his or her stock options after the retirement separation date. The program also provides the executives with specified health insurance continuation benefits. As of December 31, 2001, there were no executives active in this program.

        Retirement Plan—Cymer Japan has a retirement benefit plan for all Cymer Japan employees and Japanese directors. The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law. Cymer Japan also has a Retirement Allowance and Pension Plan. Expense under these plans totaled $298,000, $500,000, and $492,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Contingency—Cymer's Japanese manufacturing partner and at least one of Cymer's Japanese customers have been notified that Cymer's laser systems in Japan may infringe certain Japanese patents held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of qualified Japanese counsel, that Cymer's products do not infringe any valid claim of the asserted patents or that it is entitled to prior user rights in Japan.

10.  CLASS ACTION LAWSUITS

        Cymer had been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's common stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints had been consolidated into a single action and a class representative had been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On April 1, 2000, the court granted defendants' motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On October 1, 2001, the court granted Cymer's motion to dismiss the second and consolidated complaint with prejudice and entered judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment in the Ninth Circuit Court of Appeals. While the appeal is still pending, the plaintiffs have recently notified Cymer that they intend to voluntarily dismiss the appeal. Upon dismissal of the appeal, the case will have ended and the judgment of the lower court in favor of Cymer will become final.

11.  FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

        Cymer uses financial instruments, principally foreign currency forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan for resale under firm third-party sales commitments.

        Cymer adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. Prior to the adoption of SFAS 133, net gains or losses were recorded on the date the lasers were received by Cymer Japan (the transaction date) and were included in the cost of product sales in the consolidated statements of income at the same time that the related sales to the third parties were consummated.

        Cymer did not qualify for hedge accounting treatment until July 1, 2001. Accordingly, Cymer recorded all unrealized gains and losses on derivative instruments through earnings for the six months ended June 30, 2001, in accordance with SFAS 133. Effective July 1, 2001, for contracts entered into on or after July 1, 2001, from the date of contract inception through the date of the anticipated hedged transaction, unrealized effective gains and losses are recorded as OCI. The net amount of unrealized effective gain or loss on the date the laser is received by Cymer Japan is reclassified to cost of sales on the date the laser is sold to the third party. Cymer's derivative instruments are designated as cash flow hedging instruments and are deemed to be 100% effective. Upon adoption of SFAS 133 on January 1, 2001, Cymer recorded a loss to cumulative change in accounting principle of $370,000 and a gain of $2.4 million to accumulated other comprehensive income per SFAS 133 transition guidelines. Of the $2.4 million accumulated other comprehensive income, $2.2 million and $0.2 million was recorded to cost of product sales during the quarter ended March 31, 2001 and the quarter ended June 30, 2001, respectively, in accordance with SFAS 133 transition guidelines.

        At December 31, 2001, Cymer had outstanding foreign currency forward exchange contracts to buy US $44.4 million for 5.4 billion yen under foreign currency exchange facilities with contract rates ranging from 117.38 yen to 130.08 yen per US dollar. These contracts expire on various expiration dates through September 2002, and accordingly, the balance of the unrealized changes in fair values of the derivative instruments of $2.3 million at December 31, 2001 is expected to be recognized in earnings in fiscal 2002. Cymer recognized a charge to cost of product sales of $2,991,000 for the year ended December 31, 1999, and net gains through cost of product sales from the foreign currency exchange contracts of $3,156,000 and $2,320,000 for the years ended December 31, 2000 and 2001, respectively.

12.  PATENT LICENSE AGREEMENT

        On May 14, 2001, Cymer acquired certain patents for a total consideration of $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black Scholes pricing method. The total value of these patents will be amortized over eight years which represents the shortest remaining life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of income.

13.  RELATED PARTY TRANSACTIONS

        Collaborative Arrangement—Cymer has a collaborative arrangement with a Japanese company that was also a stockholder of Cymer. The arrangement, entered into in August 1992, includes a (i) stock purchase agreement, (ii) research and development agreement, (iii) product license agreement, and (iv) contract manufacturing agreement. The general provisions of these agreements are as follows:

        Stock Purchase Agreement—The stockholder purchased 470,590 shares of Cymer's Series D Redeemable Convertible Preferred Stock at $4.25 per share with net proceeds to Cymer of $1,909,000. Such stock was converted to common stock in 1996 and was sold in 2000.

          Product License Agreement—Cymer granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of Cymer's products and subsequent enhancements thereto. Cymer also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties. In exchange for these rights, Cymer received up-front license fees and was entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation. The license agreement also provides that product sales between Cymer and the stockholder will be at a 15% discount from the respective companies' list price. The agreement terminates in August 2012. There was no activity under this agreement in 1999, 2000 and 2001.

          Contract Manufacturing Agreement—The stockholder has agreed to manufacture for Cymer another of its products. Cymer is required to purchase a specified percentage of its total annual product, as defined, from the stockholder. The agreement expires in August 2003, and will automatically renew for two-year terms unless one year's notice is given by either party.

          Cymer made $10.9 million, $10.6 million and $3.1 million in purchases under this agreement in 1999, 2000 and 2001, respectively.

14.  SEGMENT INFORMATION

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

	Year ended December 31,
	1999	2000	2001
Sales from:
United States	$125,297	$173,979	$124,325
Japan	81,445	156,064	111,407
Korea, Taiwan, Singapore, and Netherlands	13,708	37,417	33,712

Total	$220,450	$367,460	$269,444

Operating income (loss):
United States	$(30,958)	$(8,774)	$(58,141)
Japan	36,068	81,606	57,545
Korea, Taiwan, Singapore, and Netherlands	7,874	18,900	13,527

Total	$12,984	$91,732	$12,931

Identifiable assets:
United States	$333,902	$405,388	$419,500
Japan	54,529	59,676	32,805
Korea, Taiwan, Singapore, and Netherlands	16,394	36,498	31,041

Total	$404,825	$501,562	$483,346

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTERLY RESULTS OF OPERATIONS (in thousands, except for per share data)
	Year ended December 31, 2000
	1st	2nd	3rd	4th
Revenues	$80,617	$86,251	$98,427	$102,166
Operating income	$15,330	$22,506	$24,584	$29,312
Net income	$10,174	$15,275	$18,089	$20,233
Basic earnings per share	$0.35	$0.53	$0.62	$0.69
Diluted earnings per share	$0.33	$0.50	$0.58	$0.68
	Year ended December 31, 2001
	1st	2nd	3rd	4th
Revenues	$91,197	$70,411	$53,035	$54,801
Operating income (loss)	$11,111	$5,413	$(2,278)	$(1,315)
Net income (loss)	$8,299	$4,835	$(2,782)	$(1,867)
Basic earnings (loss) per share	$0.28	$0.16	$(0.09)	$(0.06)
Diluted earnings (loss) per share	$0.27	$0.15	$(0.09)	$(0.06)

16.  SUBSEQUENT EVENTS

        On February 15, 2002, Cymer closed on a placement of $250 million principal amount of unsecured 3 1/2% Convertible Subordinated Notes due February 15, 2009. Interest on the notes is payable on February 15 and August 15 of each year, commencing August 15, 2002. The notes are convertible into shares of Cymer's stock at a conversion rate of 20 shares per $1,000 principal amount of notes. Cymer may redeem the notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels. The notes are subordinated to Cymer's existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer's subsidiaries.

        A portion of the net proceeds of the private placement were used to redeem the Company's outstanding 3 1/2%/7 1/4% Step-Up Convertible Subordinated Notes due August 2004. The Step-Up Convertible Subordinated notes were called for redemption on March 25, 2002. Prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders and the remaining $38 million of the outstanding principal amount of the notes was redeemed. The redemption price was 104.111% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

        Cymer intends to use the remaining net proceeds of the private placement for general corporate purposes including working capital.

QuickLinks

CYMER, INC. 2001 Annual Report on Form 10-K TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEPENDENT AUDITORS' REPORT
CYMER, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CYMER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS