Form 10-Q
period 2002-03-31
CYMER INC
filed 2002-05-13
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

The number of shares of Common Stock, with $0.001 par value, outstanding on May 8, 2002 was 33,760,168.

CYMER, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2001	March 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,195	$277,456
Short-term investments	82,988	90,911
Accounts receivable—net	50,056	57,657
Foreign currency forward exchange contracts	3,197	2,121
Inventories	61,784	70,199
Deferred income taxes	16,935	16,932
Income taxes receivable	3,039	1,129
Prepaid expenses and other assets	3,308	3,109

Total current assets	332,502	519,514
PROPERTY AND EQUIPMENT—NET	90,419	88,388
LONG-TERM INVESTMENTS	23,015	56,196
DEFERRED INCOME TAXES	12,269	13,169
GOODWILL—NET	9,791	10,502
INTANGIBLE ASSETS—NET	10,633	9,653
OTHER ASSETS	4,717	10,610

TOTAL ASSETS	$483,346	$708,032

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,729	$18,758
Accrued and other current liabilities	51,270	45,496
Revolving loan	7,652	7,574

Total current liabilities	74,651	71,828

CONVERTIBLE SUBORDINATED NOTES	147,335	250,000
OTHER LIABILITIES	4,437	4,557
MINORITY INTEREST	2,109	1,695
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock—authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock—authorized 50,000,000 shares; $.001 par value, issued and outstanding 30,848,000 and 33,583,000 shares at December 31, 2001 and March 31, 2002, respectively	31	34
Additional paid-in capital	184,794	281,991
Treasury stock, at cost (2,000,000 common shares)	(24,871)	—
Unearned compensation	(3,468)	(3,191)
Accumulated other comprehensive loss	(3,662)	(4,960)
Retained earnings	101,990	106,078

Total stockholders' equity	254,814	379,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,346	$708,032

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	For the three months ended March 31,
	2001	2002
REVENUES:
Product sales	$90,652	$61,449
Other	545	534

Total revenues	91,197	61,983

COSTS AND EXPENSES:
Cost of product sales	48,030	32,480
Research and development	14,437	14,986
Sales and marketing	6,382	3,684
General and administrative	5,722	3,686
Amortization of goodwill and intangible assets	465	40
Purchased in-process research and development	5,050	—

Total costs and expenses	80,086	54,876

OPERATING INCOME	11,111	7,107

OTHER INCOME (EXPENSE):
Foreign currency exchange gain—net	1,605	157
Interest and other income	2,732	1,956
Interest and other expense	(2,906)	(3,353)

Total other income (expense)—net	1,431	(1,240)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	12,542	5,867

INCOME TAX PROVISION	3,763	1,584
MINORITY INTEREST	(110)	(32)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	8,669	4,251
Extraordinary loss on debt extinguishment	—	(163)
Cumulative change in accounting principle	(370)	—

NET INCOME	$8,299	$4,088

EARNINGS PER SHARE:
Basic earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.29	$0.14
Extraordinary loss on debt extinguishment	—	$(0.01)
Cumulative change in accounting principle	$(0.01)	—

Basic earnings per share	$0.28	$0.13

Weighted average common shares outstanding	29,954	31,282

Diluted earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.28	$0.13
Extraordinary loss on debt extinguishment	—	$(0.01)
Cumulative change in accounting principle	$(0.01)	—

Diluted earnings per share	$0.27	$0.12
Weighted average common and common equivalent shares outstanding	30,776	33,142

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2001	2002
OPERATING ACTIVITIES:
Net income	$8,299	$4,088
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	370	—
Extraordinary loss on debt extinguishment	—	163
Depreciation and amortization	5,740	6,105
Amortization of unearned compensation	139	277
Minority interest	110	32
Purchased in-process research and development	5,050	—
Provision for deferred income taxes	(143)	5
Loss on disposal and impairment of property and equipment	394	173
Change in assets and liabilities—net of acquisition in 2001:
Accounts receivable	8,441	(7,601)
Income taxes receivable	—	2,024
Foreign currency forward exchange contracts	(3,798)	(570)
Inventories	2,922	(8,415)
Prepaid expenses and other assets	1,354	163
Accounts payable	(2,852)	3,029
Accrued and other liabilities	(9,913)	764
Income taxes payable	(1,820)	—

Net cash provided by operating activities	14,293	237

INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,570)	(3,547)
Purchases of investments	(18,195)	(65,191)
Proceeds from sold or matured investments	94,802	23,225
Acquisition of Active Control eXperts, Inc., net of cash acquired	(279)	—
Acquisition of minority interest	—	(360)

Net cash provided by (used in) investing activities	71,758	(45,873)

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(8,745)	(22)
Proceeds from issuance of common stock	2,177	9,073
Redemption of convertible subordinated notes	—	(39,598)
Issuance of convertible subordinated notes	—	250,000
Offering costs from issuance of convertible subordinated notes	—	(7,799)
Payments on capital lease obligations	(133)	(9)

Net cash provided by (used in) financing activities	(6,701)	211,645

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,570)	252

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,780	166,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,678	111,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,458	$277,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,467	$5,777

Income taxes paid (refunded), net	$5,327	($443)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and stock options issued in acquisition of Active Control eXperts, Inc.	$20,871	—

Conversion of subordinated notes to equity	—	$109,301

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2002

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, "Cymer"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

        Principles of Consolidation—The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries—Cymer Japan, Inc. ("Cymer Japan"), Cymer Singapore Pte Ltd. ("Cymer Singapore"), Cymer B.V. in the Netherlands ("Cymer B.V."), Cymer Southeast Asia, Inc., in Taiwan ("Cymer SEA"), Active Control eXperts, Inc. ("ACX" but now known as "Cymer Cambridge") and its majority-owned subsidiary, Cymer Korea, Inc. ("Cymer Korea"). Cymer, Inc. owns 75% of Cymer Korea. Cymer sells its excimer lasers in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions. All significant intercompany balances have been eliminated in consolidation.

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

        Unaudited Interim Financial Data—In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 2001. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

	Three months ended March 31,
	2001	2002
	(In thousands)
Basic weighted average common shares outstanding	29,954	31,282
Effect of dilutive securities:
Warrants	18	41
Options	804	1,819

Diluted weighted average common and potential common shares outstanding	30,776	33,142

        For the three months ended March 31, 2001 and 2002, weighted average options and warrants to purchase 3,011,000 and 535,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended March 31, 2001 and 2002, weighted average common shares attributable to convertible subordinated notes of 3,666,704 and 5,313,452, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

        Reclassifications—Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

3. ACQUISITION

        On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company now known as Cymer Cambridge in an all-stock transaction that totaled approximately $24.8 million. Had this company been acquired on January 1, 2001, net income would have been as follows (in thousands, except per share data):

	Three months ended March 31,
	2001	2002
Reported net income	$8,299	$4,088
Adjustments:
Amortization of goodwill and intangible assets	(429)	—
Incremental net loss	(475)	—
Tax effect	271	—

	(633)	—
Adjusted net income	$7,666	$4,088

Basic earnings per share:
As reported	$0.28	$0.13
As adjusted	$0.26	$0.13
Diluted earnings per share:
As reported	$0.27	$0.12
As adjusted	$0.25	$0.12

4. BALANCE SHEET DETAILS

	December 31, 2001	March 31, 2002
	(in thousands)
INVENTORIES:
Raw materials	$26,294	$27,515
Work-in-progress	22,211	27,267
Finished goods	26,807	28,740
Allowance for excess and obsolete inventory	(13,528)	(13,323)

Total	$61,784	$70,199

ACCRUED AND OTHER LIABILITIES:
Warranty and installation	$27,908	$29,026
Payroll and payroll related	6,628	6,305
Interest	10,397	1,083
Other	6,337	9,082

Total	$51,270	$45,496

5. REPORTING COMPREHENSIVE INCOME

        Comprehensive income includes net income, effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

        The following table summarizes the change in each component of accumulated other comprehensive loss for the periods ended December 31, 2001 and March 31, 2002 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains (losses) on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss
January 1, 2001	Balance	$(1,797)	$106	$—	$(1,691)
	Period net change	(3,610)	270	1,369	(1,971)

December 31, 2001	Balance	(5,407)	376	1,369	(3,662)
	Period net change	182	(509)	(971)	(1,298)

March 31, 2002	Balance	$(5,225)	$(133)	$398	$(4,960)

6. ADOPTION OF SFAS NO. 142

      Cymer adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets", and discontinues the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations. In addition,

SFAS 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", the reassessment of the useful lives of existing intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives.

        In accordance with SFAS 142, beginning January 1, 2002, Cymer no longer amortizes goodwill and intangible assets with indefinite lives associated with prior purchase business combinations. Instead, Cymer will review these assets periodically for impairment in accordance with the provisions of SFAS 142. As of March 31, 2002, Cymer was working on the first step of the transitional goodwill impairment evaluation under SFAS 142 and expects to have it completed during the second quarter of 2002. At this time, Cymer has not identified any impairment of these assets. Cymer did not identify any amounts that were required to be reclassified out of previously reported goodwill in accordance with the new definition of intangible assets under SFAS 141. In accordance with the provisions of SFAS 142, the assembled workforce intangible was reclassified to goodwill as of January 1, 2002. Existing technology associated with Cymer's acquisition of ACX continues to be amortized over its estimated useful life of four years using the straight-line method. Cymer made no changes to its estimates of the useful lives of its amortizable intangible assets in connection with the adoption of SFAS 142.

        Components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2001		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Existing technology- ACX acquisition	$640	$140	$640	$180

Unamortized intangible assets:
Goodwill	$12,734	$2,943	$13,618	$3,116
Assembled workforce- ACX acquisition	790	173	—	—

	$13,524	$3,116	$13,618	$3,116

        The above table only includes intangible assets associated with prior purchase business combinations. Also included in intangible assets—net on the face of the accompanying balance sheets are amounts associated with patents which were acquired in 2001. As of December 31, 2001 and March 31, 2002, the net carrying amount of these patents was $9.5 million and $9.2 million, respectively.

        Aggregate amortization expense was $465,000 for the three months ended March 31, 2001 and $40,000 for the three months ended March 31, 2002. As of March 31, 2002, future estimated amortization expense is expected to be as follows (in thousands):

Estimated Amortization
Nine months ended December 31, 2002	$120
Year ended December 31, 2003	$160
Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

        Income before extraordinary item and cumulative change in accounting principle, net income and earnings per share on a pro forma basis, excluding goodwill and intangible asset amortization expense related to intangibles no longer amortized, is as follows had SFAS 142 been adopted on January 1, 2002 (in thousands, except per share data):

	For the three months ended March 31,
	2001	2002
Reported income before extraordinary item and cumulative change in accounting principle	$8,669	$4,251

Reported net income	$8,299	$4,088

Adjustments:
Amortization of goodwill and intangible assets	445	—
Tax effect	(133)	—

	312	—
Adjusted income before extraordinary item and cumulative change in accounting principle	$8,981	$4,251

Adjusted net income	$8,611	$4,088

Basic earnings per share:
As reported—before extraordinary item and cumulative change in accounting principle	$0.29	$0.14
As adjusted—before extraordinary item and cumulative change in accounting principle	$0.30	$0.14
As reported	$0.28	$0.13
As adjusted	$0.29	$0.13
Diluted earnings per share:
As reported—before extraordinary item and cumulative change in accounting principle	$0.28	$0.13
As adjusted—before extraordinary item and cumulative change in accounting principle	$0.29	$0.13
As reported	$0.27	$0.12
As adjusted	$0.28	$0.12

7. CONVERTIBLE SUBORDINATED NOTES

        In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer at any time on or after November 5, 1997 and prior to maturity or earlier redemption. The conversion rate on the notes was 21.2766 shares per $1,000 principal amount of notes, subject to adjustment under certain conditions.

        These 1997 notes were called for redemption on March 25, 2002. In March 2002, immediately prior to March 25, 2002, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders. Cymer used its 2,000,000 shares of treasury stock as part of the total 2,325,542 shares issued in the conversion. The remaining $38 million of the outstanding principal amount of the notes was redeemed. The redemption price was 104.111% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The redemption resulted in an extraordinary loss on debt extinguishment of $163,000, net of tax.

        In February 2002, Cymer issued $250 million principal amount of unsecured 3 1/2% Convertible Subordinated Notes due February 15, 2009. Interest on the notes is payable on February 15 and August 15 of each year, commencing August 15, 2002. The notes are convertible into shares of Cymer's stock at a conversion rate of 20 shares per $1,000 principal amount of notes. Cymer may redeem the notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels. The notes are subordinated to Cymer's existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer's subsidiaries. A portion of the net proceeds of this private placement were used to redeem the Company's outstanding 1997 notes due August 2004.

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

9. CLASS ACTION LAWSUITS

        Cymer had been named as a defendant in several putative shareholder class action lawsuits which were filed in September and October, 1998 in the U.S. District Court for the Southern District of California. Certain executive officers and directors of Cymer are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Cymer's common stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws. The plaintiffs allege that Cymer and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The complaints had been consolidated into a single action and a class representative had been appointed by the court. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, Cymer and the other defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On April 1, 2000, the court granted defendants' motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. Cymer moved to dismiss the amended complaint on August 4, 2000. On October 1, 2001, the court granted Cymer's motion to dismiss the second and consolidated complaint with prejudice and entered judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment in the Ninth Circuit Court of Appeals. On March 22, 2002, the plaintiffs in the action voluntarily dismissed their own appeal, thereby resolving the case in Cymer's favor and rendering the judgment in favor of Cymer in the district court final.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected product sales and development; service and support; research and development expenditures; expected product development; expected international product sales, development and revenue; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing. These statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," and elsewhere contained in this quarterly report on Form 10-Q. Cymer assumes no obligation to update any forward-looking statements contained in this quarterly report on Form 10-Q.

        The following discussion of the financial condition and results of operations of Cymer should be read in conjunction with Cymer's consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in Cymer's annual report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

        The following table sets forth certain items in Cymer's consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2001	2002
Revenues:
Product sales	99.4%	99.1%
Other	.6	.9

Total revenues	100.0%	100.0%
Cost and expenses:
Cost of product sales	52.7	52.4
Research and development	15.8	24.2
Sales and marketing	7.0	5.9
General and administrative	6.3	5.9
Amortization of goodwill and intangible assets	.5	.1
Purchased in-process research and development	5.5	—

Total costs and expenses	87.8	88.5
Operating income	12.2	11.5
Other income (expense)—net	1.5	(2.0)

Income before income tax provision and minority interest	13.7	9.5
Income tax provision	4.1	2.6
Minority interest	(.1)	—

Income before extraordinary item and cumulative change in accounting principle	9.5	6.9
Extraordinary loss on debt extinguishment	—	(.3)
Cumulative change in accounting principle	(.4)	—

Net income	9.1%	6.6%

Gross margin on product sales	47.0%	47.1%

THREE MONTHS ENDED MARCH 31, 2001 AND 2002

        Revenues.    Cymer's revenues consist of product sales, which include sales of laser light source systems, consumable and spare parts, upgrades, service, training, and software. Other revenues include revenue from funded development activities performed for customers and government contracts. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project.

        Product sales decreased 32% from $90.7 million in the three months ended March 31, 2001 to $61.4 million in the three months ended March 31, 2002, primarily due to decreased sales of all of Cymer's products. This decrease in sales was due to the overall condition of the semiconductor industry from period to period. For the first quarter of 2001, Cymer's revenues were just starting to decrease from 2000 levels as the semiconductor industry entered a downturn. For the three months ended March 31, 2002, Cymer's revenues reflected the more advanced stages of the downturn in the semiconductor industry with some signs of an industry upturn. As a result, Cymer continued to have lower demand for laser light source systems and a decreased demand for consumables and spare parts in the first quarter of 2002 compared to 2001. A total of 128 systems were sold in the three months ended March 31, 2001 at an average selling price ("ASP") of $516,000 as compared to 62 systems sold in the three months ended March 31, 2002 at an ASP of $715,000. On a currency adjusted basis, the ASP for the three months ended March 31, 2001 was $533,000 as compared to $742,000 for the three months ended March 31, 2002. The higher ASP for the three month period ended March 31, 2002 was the result of Cymer's increased sales of new model laser light sources, particularly its argon fluoride Nanolith™ 7000 product, which command higher prices. Revenues from funded development projects remained essentially flat at $545,000 for the three months ended March 31, 2001 as compared to $534,000 for the three months ended March 31, 2002. For the three months ended March 31, 2001, most of these revenues were generated from customer funded contracts whereas for the three months ended March 31, 2002, these revenues were attributable to funded government contracts administered out of Cymer's Cambridge division.

        Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 85% and 84% of Cymer's sales for the three months ended March 31, 2001 and the three months ended March 31, 2002, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 47% and 33% of revenues for the three months ended March 31, 2001 and the three months ended March 31, 2002, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. All costs of development and production of Cymer's products, including costs of shipment to Japan, are recorded on the books of the parent company. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

        Cost of Product Sales.    Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer's products by its Japanese subsidiary for resale under firm third-party sales commitments. Per the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," for those derivative instruments that do not qualify for hedge accounting, deferral of the gains or losses is not allowed and the gains and losses are recorded in other income (expense). Cymer adopted SFAS 133 on January 1, 2001, but did not qualify for hedge accounting until July 1, 2001. Accordingly, for contracts entered into prior to July 1, 2001, Cymer was required to record changes in the fair value of its foreign currency forward exchange contracts directly through earnings in other income (expense) in the period such changes occur. For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income (loss) and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party.

        Cost of product sales decreased 32% from $48.0 million for the three months ended March 31, 2001 to $32.5 million for the three months ended March 31, 2002 due primarily to the decrease in product sales from period to period. The gross margin on these sales was 47% for both the three months ended March 31, 2001 and March 31, 2002.

        For the three months ended March 31, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. For the three months ended March 31, 2002, Cymer qualified for hedge accounting treatment under SFAS 133 and was able to record the net effective gains or losses from foreign currency forward exchange contracts in cost of product sales in the consolidated statements of income as the related sale to the third party was recognized. Cymer recognized net gains in cost of sales on such contracts of $2.2 million and $1.4 million for the three months ended March 31, 2001 and 2002, respectively.

        Research and Development.    Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 4% from $14.4 million for the three months ended March 31, 2001 to $15 million for the three months ended March 31, 2002, due primarily to Cymer's increased investment in higher value-added next generation products from period to period. For the first quarter of 2002, these development efforts included Cymer's continued heavy investment in its newest product development effort, the master oscillator power amplifier ("MOPA") platform which expands across krypton fluoride ("KrF"), argon fluoride ("ArF") and fluorine ("F2") product lines as well as continued investments in extreme ultraviolet ("EUV") and continuous engineering with the ELS-7000 and Nanolith 7000 products. As a percentage of total revenues, such expenses increased from 15.8% to 24.2% due to decreased revenues from period to period.

        Sales and Marketing.    Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 42% from $6.4 million for the three months ended March 31, 2001 to $3.7 million for the three months ended March 31, 2002 due primarily to increased operational efficiencies as well as heightened cost controls as a result of the downturn in the semiconductor industry during 2001 and 2002. As a percentage of total revenues, such expenses decreased from 7.0% to 5.9% due to decreased spending from period to period.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses decreased 35% from $5.7 million for the three months ended March 31, 2001 to $3.7 million for the three months ended March 31, 2002. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls for the period due to industry conditions. As a percentage of total revenues, such expenses decreased from 6.3% to 5.9%.

        Purchased In-Process Research and Development.    Purchased in-process research and development expenses consist of costs associated with the acquisition of ACX and its in-process research and development projects. The total amount of such expenses for the three months ended March 31, 2001 was $5.1 million. These expenses represented the fair value of ACX's development projects associated with the application of its technology to the semiconductor market. As of the date of the acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability. There were no such expenses for the three months ended March 31, 2002.

        Other Income (Expense)—net.    Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. Net other income totaled $1.4 million for the three months ended March 31, 2001 as compared to net other expense of $1.2 million for the three month period ended March 31, 2002. The change from net other income to net other expense from period to period is primarily due to the classification of gains associated with the change in value of foreign currency forward exchange per SFAS 133 in 2001. Since Cymer did not qualify for hedge accounting treatment under SFAS 133 until July 1, 2001, it had to record all such gains, except those meeting the transitional period requirements, in the other income (expense) section of the consolidated statements of income. During the first quarter of 2002, Cymer qualified for hedge accounting treatment and thus recorded gains associated with its foreign currency forward exchange contracts to cost of product sales in the same period that the related sale was made to the third party. This was offset by lower yields on cash and investment balances and additional interest expense incurred during the three months ended March 31, 2002 in connection with Cymer's new private placement of convertible notes in February 2002 and the redemption of its 1997 notes in March 2002. Foreign currency exchange gains totaled $1.6 million, interest income totaled $2.7 million, interest expense totaled $2.9 million for the three months ended March 31, 2001, compared to an exchange gain of $157,000, interest income of $2 million and interest expense of $3.4 million for the three months ended March 31, 2002.

        Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its cash flow exposure to Cymer. From January 1, 2001 through June 30, 2001, gains or losses resulting from the change in the value of contracts entered into prior to July 1, 2001 were recorded as other income (expense) in the consolidated statements of income. Subsequent to June 30, 2001, gains or losses resulting from contracts entered into after July 1, 2001 are initially recorded in other comprehensive income (loss). The net amount of unrealized effective gain or loss on the date the laser is received by Cymer's Japanese subsidiary is reclassified to cost of sales on the date that the laser is sold to the third party. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

        Income Tax Provision.    The tax provision of $3.8 million and $1.6 million for the three months ended March 31, 2001 and 2002, respectively, reflect an annual effective rate of 30% and 27%, respectively. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily from the proceeds of convertible subordinated note offerings in August 1997 and February 2002, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

        In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. The
31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer at any time after November 5, 1997 and prior to maturity or earlier redemption. The conversion rate on these notes was 21.2766 shares per $1,000 principal amount of notes, subject to adjustment under certain conditions. These notes were called for redemption on March 25, 2002. In March 2002, immediately prior to March 25, 2002, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the notes was redeemed.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the notes issued in August 1997. The remaining proceeds will be used to fund Cymer's future operations.

        As of March 31, 2002, Cymer had approximately $277.5 million in cash and cash equivalents, $90.9 million in short-term investments, $56.2 million in long-term investments, and had $447.7 million in working capital.

        Net cash provided by operating activities was approximately $14.3 million and $237,000 for the three months ended March 31, 2001 and 2002, respectively. The decrease in cash provided by operating activities from period to period was primarily due to lower net income and increases in accounts receivable and inventories which were partially offset by increases in accounts payable and accrued and other liabilities. The large changes from period to period in accounts receivable and inventories were due to the start of the industry downturn and decreased sales and bookings during the three month period ending March 31, 2001 as compared to increased bookings and manufacturing activities during the three months ended March 31, 2002.

        Net cash provided by investing activities was approximately $71.8 million for the three months ended March 31, 2001 as compared to net cash used in investing activities of approximately $45.9 million for three months ended March 31, 2002. For the three months ended March 31, 2001, the cash provided by investing activities was primarily due to the timing of short- term and long-term investments maturing and being reinvested during the period, offset by the purchase of $4.6 million in capital equipment in support of normal business activities during the period. The cash used in investing activities of $45.9 million during the three month period ended March 31, 2002 primarily reflects the timing of short-term and long term investments being sold and reinvested during the period, and $3.6 million in capital equipment purchases during the same three month period.

        Net cash used in financing activities was approximately $6.7 million for the three months ended March 31, 2001 as compared to net cash provided by financing activities of approximately $211.6 million for the three months ended March 31, 2002. The net cash used in financing activities for the three months ended March 31, 2001 was attributable to an $8.7 million payment on Cymer's revolving loan during the period partially offset by the receipt of $2.2 million upon issuance of common stock due to employee stock option exercises. For the three month period ended March 31, 2002, the $211.6 million provided by financing activities was primarily due to the activity during the period on Cymer's convertible subordinated notes. The private placement of notes that Cymer completed in February 2002 resulted in net proceeds to the company of approximately $242.2 million. Of these net proceeds, Cymer used $39.6 million to redeem a portion of its August 1997 outstanding notes. In addition, Cymer received higher proceeds from employee stock option exercises during the three month period ended March 31, 2002 as compared to March 31, 2001 due to Cymer's increased stock price from period to period. The total proceeds from such employee stock option exercises during the three months ended March 31, 2002 were $9.1 million.

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

        At March 31, 2001 and 2002, Cymer did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, Cymer did not engage in trading activities involving non-exchange traded contracts. As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships. Cymer does not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. Cymer is required to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. It is not anticipated that the financial impact of this statement will have a material effect on Cymer's consolidated financial statements.

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

  •
  mix of light source models, consumable and spare parts and service revenues in our total revenues;

  •
  utilization rates of light sources and sales for consumable and spare parts and services; and

  •
  foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by our Japanese subsidiary are denominated).

        Also, we have historically derived a large portion of our quarterly and annual revenues from selling a small number of light sources. Because we sell a small number of products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. Our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance.

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

        The semiconductor industry is cyclical in nature and historically has experienced periodic downturns and is currently in a significant downturn. This current downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce. We have sized our operations in recent years in response to rapid changes in demand. Throughout 2001, semiconductor device manufacturers reduced their capital spending as demand for semiconductors decreased. Similarly, during 2001 we experienced reductions in consumable and spare parts purchases as semiconductor production levels dropped. If overall market conditions continue to deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor manufacturing industry will periodically occur, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by semiconductor device manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results. Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

        Our customers try to manage their inventories and production requirements to appropriate levels that best reflect their expected sales to semiconductor device manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturers can cause our customers to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements to these levels. We continue to work with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers' inventory management and production requirements or that our customers will not build up an excess inventory of light source products. If our customers retain an excess inventory of light source products, our revenue could be reduced in future periods as the excess inventory is utilized, which would adversely affect our operating results, financial condition and cash flows.

We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change.

        Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture and timely introduce new light source products with improved capabilities and to continue to enhance our existing light source systems and process capabilities. Due to the risks inherent in transitioning to new products, we must forecast accurate demand for new products while managing the transition from older products.

        We believe that semiconductor device manufacturers are currently developing a capability to produce devices that are measured at .13 micron or less, and these efforts are driving the current demand for our light source products for DUV photolithography systems. After semiconductor device manufacturers have this capability, their demand for our light source products will depend on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

        Future technologies, such as EUV and scalpel processes, may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

        Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three firms accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended March 31,
	2001	2002
ASM Lithography	34%	38%
Canon	16	16
Nikon	32	19

Total	82%	73%

        We expect that sales of our light source products to these three customers will continue to account for a substantial majority of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products. The loss of any significant business from or production problems for any one of these three customers will have a material adverse effect on our business and financial condition. Sales to these customers may be affected by many factors, some of which are beyond our control. These factors include:

  •
  a change in a customer's competitive position in its industry;

  •
  a decision to purchase light sources from other suppliers; and

  •
  changes in economic conditions in the semiconductor or the photolithography tool industries.

A substantial percentage of our revenue is derived from the sale of a limited number of primary products.

        Our only product line is excimer laser light source systems, which include krypton fluoride, argon fluoride and fluorine systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer laser light sources is in the use of deep ultraviolet photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer lasers as the chosen light source for their photolithography tools. Semiconductor manufacturers may choose not to adopt excimer lasers for a variety of reasons, including:

  •
  instability of photoresists used in advanced DUV photolithography; and

  •
  potential shortages of specialized materials used in DUV optics.

        We cannot guarantee that these factors can or will be overcome or that the demand for our excimer laser light source products will not be materially reduced. The demand for our light source products, and therefore our operating results, financial condition and cash flows, could be adversely affected by a number of factors, including:

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

  •
  improve our process and other internal management systems;

  •
  improve our quality control, order fulfillment, field service and customer support capabilities;

  •
  quickly adapt to changing sales and marketing channels;

  •
  effectively manage our inventory levels; and

  •
  attract, train, retain and manage key technical personnel.

        If we fail to effectively manage changes in our business, our operating results, financial condition and cash flows would be adversely affected.

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products

        We purchase some of the components and subassemblies included in our light source products from a single supplier or a limited group of suppliers. For some of these components and subassemblies, including specific optical components used in our light sources, there are no alternative sources of supply. In addition, we outsource the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore have been adversely affected by the current industry downturn. If the current downturn continues for an extended period of time, these suppliers may not be able to continue to meet our requirements or respond quickly enough when the recovery begins. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

We face competition from two companies that have more resources available to them and may face competition from additional competitors who enter the market.

        We are currently aware of two significant competitors that sell laser light source systems for DUV photolithography applications. These competitors are:

  •
  Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan; and

  •
  Lambda-Physik, a company headquartered in Germany.

        Both of these companies:

  •
  have parent companies larger than us, and

  •
  have access to greater financial, technical and other resources than we do.

        We believe that Gigaphoton and Lambda-Physik are aggressively trying to gain a larger market share in the excimer laser light source industry. We believe that our customers have purchased products from these two competitors and that our customers have approved these competitors' laser light sources for use with their products. We believe that Gigaphoton, in particular, has been approved by chipmakers in Japan and elsewhere for producing excimer laser light sources. Also, we believe that Lambda-Physik has been approved by chipmakers in the U.S. and Europe for producing excimer laser light source products.

        The market for excimer laser light sources is still small and immature. Larger competitors with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of laser light sources and may attempt to supply consumable products and refurbished parts to that installed base. If any existing or future competitors gain market acceptance we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

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

        In particular, there are a limited number of experts in excimer laser technology, and we require highly-skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed. We have in the past experienced, and continue to experience, difficulty in hiring personnel, including experts in excimer laser technology. We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

  •
  the continued services of our engineering, research and development, sales and marketing and manufacturing and service personnel;

  •
  our ability to attract, train and retain highly-skilled personnel in each of these areas; and

  •
  the ability of our personnel and key employees to continue to expand, train and manage our employee base.

        If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

Failure to maintain effectively our direct field service and support organization could have a material adverse effect on our business.

        We believe it is critical for us to provide quick and responsive service directly to the semiconductor device manufacturers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third party resources to provide these services. Accordingly, we have an ongoing effort to develop our direct support system with locations in the United States, Japan, Europe, Korea, Singapore, Taiwan and Southeast Asia. This requires us to do the following:

  •
  recruit and train qualified field service personnel;

  •
  identify qualified independent firms; and

  •
  maintain effective and highly trained organizations that can provide service to our customers in various countries.

        We have experienced difficulties in training field service personnel. We might not be able to attract and train qualified personnel to maintain our direct support operations successfully. Further, we may incur significant costs in providing these support services. Failure to implement our direct support operation effectively could have a material adverse effect on our operating results, financial condition and cash flows.

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

        As of March 31, 2002, we owned 143 United States patents covering certain aspects of technology related to excimer lasers and piezo techniques. These patents will expire at various times during the period from January 2008 to June 2020. As of March 31, 2002, we also had applied for 97 additional patents in the United States. As of March 31, 2002, we owned 119 foreign patents and had filed 305 patent applications pending in various foreign countries.

        Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties' patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin filing in Japan and other countries our patents for inventions covered by United States patents and patent applications until 1993. As a result we lost the right to seek foreign patent protection for some of our early inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. Thus, the possibility of piracy of our technology and products are more likely in these countries. Further, third parties might independently develop similar products, duplicate our products or, design around patents that are granted to us.

        Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("USPTO") in order for the patent office to determine the priority of inventions. The patent office may determine that these third party patent applications have priority over our patent applications. Loss of priority in these interference proceedings could result in substantial cost to us.

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

        In the past, revenues from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these revenues from government sponsored programs, customers and from SEMATECH, a research consortium, in connection with our designing and developing specific products. Currently, revenues from SEMATECH, photolithography tool manufacturers and semiconductor manufacturers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers and SEMATECH, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market these intellectual property may arise between us and the photolithography tool manufacturers and SEMATECH. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

        Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our discussions with Komatsu, they also asserted that we or our Japanese manufacturing partner, Seiko, may be infringing on some of Komatsu's United States patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our laser light sources infringe several of Komatsu's Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed some of our opposition claims. Thus, litigation may result in connection with Komatsu's Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko, our manufacturing partner, that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continues to engage in manufacturing activities for us. In connection with our manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

        We have notified our competitors and others of our United States patent portfolio. Specifically, we have notified Komatsu that they may be infringing on some of our U.S. patents. We have discussed with Komatsu our claims against each other. Komatsu challenged one of our U.S. patents in the USPTO. Also, Komatsu transferred its lithography laser business to one of our competitors, Gigaphoton. We also have had discussions with Lambda-Physik, another competitor, regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitors may not be successful and litigation could result.

        In the future, patent litigation may result due to a claim of infringement by our competitors or any other third party or may be necessary to enforce patents issued to us. Any such litigation could result in substantial cost and diversion of effort by us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license on reasonable terms. In the alternative, we may design around the third party's intellectual property right or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in one or more of the following, any of which could have a substantial adverse effect on our business, financial condition and operating results:

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

        We registered the trademark "CYMER" in the United States and in some other countries. We are also trying to register additional trademarks in the United States in other countries, including the trademark "Insist on Cymer." We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

If Seiko discontinues producing our laser light sources in Japan due to patent infringement claims made by Komatsu, our ability to meet the demand for our product in Japan could be materially adversely affected.

        We have approved Seiko as a qualified manufacturer of our excimer laser light sources. Komatsu has told Seiko that certain aspects of our laser light sources may infringe Komatsu's Japanese patents. Further, Komatsu advised Seiko that it intends to enforce its rights under such Japanese patents against Seiko if Seiko continues to manufacture excimer laser light source products for us. In connection with our manufacturing agreement with Seiko, we have agreed to indemnify Seiko against any such claims under certain circumstances. To date, Komatsu has not initiated any such legal action. If Seiko stops manufacturing our laser light source products in Japan because of Komatsu's claims, our ability to manufacturer laser light sources that are in demand in such area could be materially and adversely affected.

Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.

        A large portion of our total revenues is derived from customers located outside of the United States, particularly in Asian countries. Our foreign customers accounted for 81% or more of our total revenue in each of the last three fiscal years.

        Because a significant majority of our principal customers are located in Asian countries, we expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we must:

  •
  maintain subsidiaries located in Japan, Korea, Taiwan, Singapore and the Netherlands,

  •
  further develop our field service and support operations throughout the world, and

  •
  continue to work with Seiko as a contract manufacturer of our laser light source products in Japan.

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

        Many of our major customers and many of the semiconductor device manufacturers who use our laser light source products in their photolithography systems are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with United States export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on air transport to conduct our business and disruption of domestic and international air transport systems could adversely affect our business.

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

  •
  we may not be able to provide timely support of installed light sources for semiconductor device manufacturers; and

  •
  our sales and marketing efforts may be disrupted.

We are exposed to risks related to the fluctuations in the currency exchange rates for the Japanese yen.

        If we sell products to our Japanese subsidiary, the sale is denominated in U.S. dollars. If our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese yen to the U.S. dollar. Our Japanese subsidiary manages its exposure to these fluctuations through foreign currency forward exchange contracts to hedge its purchase commitments. We will continue to monitor our exposure to these currency fluctuations, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. However, exchange rate fluctuations may still have a material adverse effect on our operating results. In the future, we may need to sell our products in other foreign currencies other than the Japanese yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area.

We are subject to many standards and regulations of foreign governments and, even though we intend to comply, we may not always be in compliance with these rules, or we may be unable to design or redesign our products to comply with these rules.

        Many foreign government standards and regulations apply to our products. These standards and regulations are always being amended. Although we intend to meet all foreign standards and regulations, our products may not comply with these foreign government standards and regulations. Further, it might not be cost effective for us to redesign our products to comply with these foreign government standards and regulations. Our inability to design or redesign products to comply with foreign standards therefore could have a material adverse effect on our business.

Semiconductor device manufacturers' prolonged use of our products in high volume productions may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the semiconductor manufacturers could be damaged in the semiconductor industry.

        Over time, our light source products may not meet semiconductor device manufacturers' production specifications or operating cost requirements after the light source is used for a long period in high volume production. If any semiconductor device manufacturer cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with the semiconductor device manufacturers and our customers who are the limited number of photolithography tool manufacturers. This would have a material adverse effect on our business.

We have in the past and may in the future acquire business that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial problems.

        The risks involved with acquiring a new company include the following:

  •
  diversion of management's attention and resources to integrate the new company,

  •
  failure to retain key personnel,

  •
  amortization of acquired definite-lived intangible assets and deferred compensation,

  •
  client dissatisfaction or performance problems with the acquired company,

  •
  the cost associated with acquisitions and the integration of acquired operations,

  •
  ability of the acquired companies to meet their financial projections, and

  •
  assumption of unknown liabilities or other unanticipated events or circumstances.

        Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire may not achieve anticipated revenues or operating results.

Our acquisition of ACX may not result in the benefits we anticipate.

        In February 2001, we completed our purchase of ACX (now referred to as Cymer Cambridge). Cymer Cambridge's technology addresses stability and motion control challenges that we believe will be important to the future of the photolithography tool industry. We purchased Cymer Cambridge with the expectation that the purchase would result in benefits to us, including:

  •
  expanding our product offerings into the field of adaptive precision motion diagnostics and control,

  •
  new product offerings and enhancements that use the ACX technology to solve stability and motion control challenges, and

  •
  Cymer Cambridge's products being successfully accepted by the semiconductor industry.

        We cannot guarantee that Cymer Cambridge can achieve anticipated revenues, or that the ACX technology will solve stability and motion control challenges which is important to the future semiconductor market. Any of these risks could materially harm our business and condition and results of operations. Further, we cannot guarantee that we can effectively develop or market the ACX technology, or the technology of any newly acquired businesses.

We must develop and manufacture enhancements to our existing products and introduce new products in order to continue to grow our business. We may not effectively manage our growth and integrate these new enhancements and products, which could materially harm our business.

        To continue to grow our business, our existing light source products and their process capabilities must be enhanced, and we must develop and manufacture new products to serve other semiconductor applications. We have entered into strategic agreements and acquired Cymer Cambridge in order to achieve these goals. We cannot guarantee that we will be able to manage our growth effectively. Nor can we guarantee that we will be able to accelerate the development of new enhancements to our existing products and create new products. Further, we may not be able to effectively integrate new products and applications into our current operations. Any of these risks could materially harm our business, financial condition and results of operations.

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

        We are exposed to significant risks for product liability claims if personal injury or death results from the use of our products. We may experience material product liability losses in the future. We maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept. This insurance coverage also may not adequately cover liabilities that we incurr. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall that results in adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock has fluctuated and may continue to fluctuate widely.

        The price of our common stock has fluctuated in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including the risk factors contained in this report.

        Various factors may significantly affect the market price of our common stock, including:

  •
  the cyclical nature of the semiconductor industry,

  •
  actual or anticipated fluctuations in our operating results,

  •
  conditions and trends in the light source device and other technology industries,

  •
  announcements of innovations in technology,

  •
  new products offered by us or our competitors,

  •
  developments of patents or proprietary rights,

  •
  changes in financial estimates by securities analysts, and

  •
  general market conditions.

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

We have implemented steps to protect our company from hostile takeovers.

        Nevada law and our articles of incorporation contain provisions that discourage a proxy contest and provisions that make an acquisition of a substantial block of our common stock more difficult. In addition, our board of directors is authorized to issue, without stockholder approval, shares of preferred stock. Shares of preferred stock may have voting, conversion and other rights and preferences that may be superior to those of the common stock and this could adversely affect the voting power or other rights of holders of common stock. Our board can use the issuance of the preferred stock or rights to purchase the preferred stock to discourage any unsolicited acquisition proposal or attempt.

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

        As of March 31, 2002, Cymer had outstanding foreign currency forward exchange contracts to buy US $71.7 million for 9.2 billion yen under foreign currency exchange facilities with contract rates ranging from 118.11 yen to 134.26 yen per U.S. dollar. These contracts expire on various dates through November 2002.

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

        In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due August 6, 2004 and were convertible at the option of the holder into shares of Cymer common stock at any time on or after November 5, 1997 and prior to maturity or earlier redemption. The conversion rate on these notes was 21.2766 shares per $1,000 principal amount of notes, subject to adjustment under certain conditions. These notes were called for redemption on March 25, 2002. In March 2002, immediately prior to

March 25, 2002, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders and the remaining $38 million of the outstanding principal amount of the notes was redeemed. As of March 31, 2002, there was no balance remaining on these 1997 notes.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. The notes are unsecured and are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the notes issued in August 1997. These notes are recorded at face value on the consolidated balance sheets. The fair value of such debt based on quoted market prices on March 31, 2002 was $298.8 million.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        As disclosed in the notes to the consolidated financial statements included in this report, we are named as defendant in several stockholder class action lawsuits that were filed in September and October, 1998 in the federal district courts of California. Some of our officers and directors are also named as defendants. The plaintiffs represent a class of all persons who purchased our stock between April 24, 1997 and September 26, 1997. The complaints allege claims under the federal securities laws, and the plaintiffs claim that we made various material misrepresentations and omissions during this period of time. The complaints do not seek a specific dollar amount for damages. The court consolidated all of the complaints into one single action and a class representative was appointed. A consolidated amended complaint was filed in early August, 1999. On November 5, 1999, we and the other defendants filed a motion to dismiss this consolidated complaint for the plaintiffs' failure to state a cause of action. On April 1, 2000, the court granted our motion to dismiss with leave to amend the complaint by the plaintiffs. The plaintiffs filed their second amended consolidated complaint on June 5, 2000. We then moved to dismiss the second amended consolidated complaint on August 4, 2000. On October 1, 2001, the court granted our motion to dismiss the second amended consolidated complaint with prejudice and entered a judgment in favor of all defendants and against plaintiffs. On October 30, 2001, the plaintiffs appealed the judgment to the Ninth Circuit Court of Appeals. On March 22, 2002, the plaintiffs in the action voluntarily dismissed their own appeal, thereby resolving the case in Cymer's favor and rendering the judgment in favor of Cymer in the district court final.

ITEM 2. Changes in Securities and Use of Proceeds

        None.

ITEM 3. Defaults upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

  Due dates for stockholder proposals for Cymer's 2003 annual meeting

        We have deferred the deadlines for receiving stockholder proposals which are to be considered for our annual meeting of stockholders to be held in 2003. In order to be considered for inclusion in our proxy materials for next year's annual meeting, stockholder proposals must be received in writing by the Corporate Secretary at Cymer, Inc., 16750 Via Del Campo Court, San Diego, California 92127, no later than December 17, 2002. Stockholders wishing to submit proposals or director nominations that are not to be included in our proxy materials for that annual meeting of stockholders must do so no later than March 2, 2003. Stockholders are also advised to review our Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

ITEM 6. Exhibits and Reports on Form 8-K

a.	4.1	Purchase Agreement, dated as of February 12, 2002, among Cymer, Credit Suisse First Boston Corporation and Merrill Lynch Pierce Fenner and Smith Incorporated.
	4.2	Indenture, dated as of February 15, 2002, between Cymer and State Street Bank and Trust Company of California, N.A., as Trustee.
	4.3	Registration Rights Agreement, dated as of February 15, 2002, among Cymer, Credit Suisse First Boston Corporation and Merrill Lynch Pierce Fenner and Smith Incorporated.
	10.1#	Employment Agreement, effective as of April 1, 2002, by and between Robert P. Akins and Cymer.
	10.2#	Employment Agreement, effective as of April 1, 2002, by and between Nancy J. Baker and Cymer.
	10.3#	Employment Agreement, effective as of April 1, 2002, by and between Wallace E. Breitman and Cymer.
	10.4#	Employment Agreement, effective as of April 1, 2002, by and between Albert P. Cefalo and Cymer.
	10.5#	Employment Agreement, effective as of April 1, 2002, by and between Pascal Didier and Cymer.
	10.6#	Employment Agreement, effective as of April 1, 2002, by and between Edward P. Holtaway and Cymer.
	10.7#	Employment Agreement, effective as of April 1, 2002, by and between Brian C. Klene and Cymer.
	10.8#	Employment Agreement, effective as of April 1, 2002, by and between David S. Knowles and Cymer.
	10.9#	Employment Agreement, effective as of April 1, 2002, by and between Kenneth L. Lazarus and Cymer.
	10.10#	Employment Agreement, effective as of April 1, 2002, by and between William N. Partlo and Cymer.
	10.11#	Employment Agreement, effective as of April 1, 2002, by and between Richard L. Sandstrom and Cymer.
	10.12#	Employment Agreement, effective as of April 1, 2002, by and between Jung Ho (John) Shin and Cymer.
b.	During the three months ended March 31, 2002, Cymer filed the following:
1.
A report on Form 8-K, dated February 14, 2002, to announce Cymer's intention to offer convertible subordinated notes for sale in a private placement and announce the pricing of $200 million of convertible subordinated notes due 2009 with an additional amount of up to $50 million, which included the press releases dated February 11, 2002 and February 12, 2002.

2.
A report on Form 8-K, dated February 15, 2002, to report the completion of the private placement of Cymer's $250 million of 3 1/2% convertible subordinated notes due 2009, which included the press release dated February 15, 2002.

#
Indicates management contract.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC. (Registrant)

Date: May 13, 2002	By:	/s/ NANCY J. BAKER Nancy J. Baker Sr. Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

CYMER, INC. FORM 10-Q For the Quarter Ended March 31, 2002 INDEX
PART I. FINANCIAL INFORMATION
CYMER, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2002 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES