Form 10-Q
period 2002-06-30
CYMER INC
filed 2002-08-12
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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
 N/A

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Common Stock, with $0.001 par value, outstanding on August 8, 2002 was 33,983,295.

CYMER, INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2001	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,195	$161,715
Short-term investments	82,988	118,807
Accounts receivable—net	50,056	63,748
Foreign currency forward exchange contracts	3,197	—
Inventories	61,784	84,800
Deferred income taxes—current	16,935	16,983
Income taxes receivable	3,039	—
Prepaid expenses and other assets	3,308	4,306

Total current assets	332,502	450,359
PROPERTY AND EQUIPMENT—NET	90,419	89,901
LONG-TERM INVESTMENTS	23,015	151,086
DEFERRED INCOME TAXES—NON-CURRENT	12,269	14,722
GOODWILL—NET	9,791	10,597
INTANGIBLE ASSETS—NET	10,633	9,290
OTHER ASSETS	4,717	10,562

TOTAL ASSETS	$483,346	$736,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,729	$20,502
Accrued and other current liabilities	51,270	49,600
Foreign currency forward exchange contracts	—	5,775
Income taxes payable	—	1,927
Revolving loan	7,652	8,377

Total current liabilities	74,651	86,181

CONVERTIBLE SUBORDINATED NOTES	147,335	250,000
OTHER LIABILITIES	4,437	4,844
MINORITY INTEREST	2,109	2,025
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock—authorized 100,000,000 shares; $.001 par value, issued and outstanding 30,848,000 and 33,978,000 shares at December 31, 2001 and June 30, 2002, respectively	31	34
Additional paid-in capital	184,794	290,876
Treasury stock, at cost (2,000,000 common shares)	(24,871)	—
Unearned compensation	(3,468)	(2,913)
Accumulated other comprehensive loss	(3,662)	(7,158)
Retained earnings	101,990	112,628

Total stockholders' equity	254,814	393,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,346	$736,517

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2002	2001	2002
REVENUES:
Product sales	$69,479	$73,053	$160,131	$134,502
Other	932	616	1,477	1,150

Total revenues	70,411	73,669	161,608	135,652

COSTS AND EXPENSES:
Cost of product sales	38,539	37,835	86,569	70,315
Research and development	15,843	18,010	30,280	32,996
Sales and marketing	4,959	4,158	11,341	7,842
General and administrative	4,763	4,361	10,485	8,047
Amortization of goodwill and intangible assets	894	40	1,359	80
Purchased in-process research and development	—	—	5,050	—

Total costs and expenses	64,998	64,404	145,084	119,280

OPERATING INCOME	5,413	9,265	16,524	16,372

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)—net	(8)	(37)	1,597	120
Interest and other income	2,187	2,655	4,919	4,611
Interest and other expense	(2,670)	(2,588)	(5,576)	(5,941)

Total other income (expense)—net	(491)	30	940	(1,210)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	4,922	9,295	17,464	15,162
INCOME TAX PROVISION	603	2,509	4,366	4,093
MINORITY INTEREST	(24)	(236)	(134)	(268)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	4,295	6,550	12,964	10,801
Extraordinary gain (loss) on debt extinguishment	540	—	540	(163)
Cumulative change in accounting principle	—	—	(370)	—

NET INCOME	$4,835	$6,550	$13,134	$10,638

EARNINGS PER SHARE:
Basic earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.14	$0.19	$0.43	$0.33
Extraordinary gain (loss) on debt extinguishment	0.02	—	0.01	—
Cumulative change in accounting principle	—	—	(0.01)	—

Basic earnings per share	$0.16	$0.19	$0.43	$0.33

Weighted average common shares outstanding	30,512	33,846	30,234	32,571

Diluted earnings per share:
Before extraordinary item and cumulative change in accounting principle	$0.13	$0.18	$0.42	$0.31
Extraordinary gain (loss) on debt extinguishment	0.02	—	0.01	—
Cumulative change in accounting principle	—	—	(0.01)	—

Diluted earnings per share	$0.15	$0.18	$0.42	$0.31

Weighted average common and common equivalent shares outstanding	31,357	35,934	31,043	34,554

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2001	2002
OPERATING ACTIVITIES:
Net income	$13,134	$10,638
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	370	—
Extraordinary (gain) loss on debt extinguishment	(540)	163
Depreciation and amortization	12,820	12,254
Amortization of unearned compensation	416	555
Minority interest	134	268
Purchased in-process research and development	5,050	—
Provision for deferred income taxes	(297)	39
Loss on disposal and impairment of property and equipment	445	324
Change in assets and liabilities—net of acquisition in 2001:
Accounts receivable, net	6,202	(13,692)
Income taxes receivable	—	3,039
Foreign currency forward exchange contracts	(2,168)	3,200
Inventories	9,916	(23,016)
Prepaid expenses and other assets	1,360	(1,231)
Accounts payable	(6,498)	4,773
Accrued and other liabilities	(9,678)	5,162
Income taxes payable	(4,154)	1,927

Net cash provided by operating activities	26,512	4,403

INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,721)	(10,681)
Purchases of investments	(96,995)	(219,233)
Proceeds from sold or matured investments	123,154	55,382
Acquisition of Active Control eXperts, Inc., net of cash acquired	(279)	—
Acquisition of patents	(6,000)	—
Acquisition of minority interest	—	(360)

Net cash provided by (used in) investing activities	9,159	(174,892)

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(8,745)	(44)
Proceeds from issuance of common stock	7,825	17,958
Redemption of convertible subordinated notes	(23,441)	(39,598)
Issuance of convertible subordinated notes	—	250,000
Offering costs from issuance of convertible subordinated notes	—	(7,870)
Payments on capital lease obligations	(213)	(16)

Net cash provided by (used in) financing activities	(24,574)	220,430

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,395)	579

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,702	50,520
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,678	111,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,380	$161,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,276	$5,854

Income taxes paid (refunded), net	$8,702	$(903)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for acquisition of patents	$4,322	—

Stock and stock options issued in acquisition of Active Control eXperts, Inc.	$20,871	—

Conversion of subordinated notes to equity	—	$109,301

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2002

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

        Principles of Consolidation—The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries—Cymer Japan, Inc. ("Cymer Japan"), Cymer Singapore Pte Ltd. ("Cymer Singapore"), Cymer B.V. in the Netherlands ("Cymer B.V."), Cymer Southeast Asia, Inc., in Taiwan ("Cymer SEA"), Active Control eXperts, Inc. ("ACX" but now known as "Cymer Cambridge"), and its majority-owned subsidiary, Cymer Korea, Inc. ("Cymer Korea"). Cymer, Inc. owns 75% of Cymer Korea. Cymer sells its excimer laser light sources in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions. All significant intercompany balances have been eliminated in consolidation.

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

2. EARNINGS PER SHARE

        Earnings Per Share — Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in loss periods as their effect would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(In thousands)
Basic weighted average common shares outstanding	30,512	33,846	30,234	32,571
Effect of dilutive securities:
Warrants	15	60	16	51
Options	830	2,028	793	1,932

Diluted weighted average common and potential common shares outstanding	31,357	35,934	31,043	34,554

        For the three months ended June 30, 2001 and 2002, weighted average options and warrants to purchase 3,023,000 and 453,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended June 30, 2001 and 2002, weighted average common shares attributable to convertible subordinated notes of 3,611,757 and 5,000,000, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

        For the six months ended June 30, 2001 and 2002, weighted average options and warrants to purchase 2,983,000 and 450,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the six months ended June 30, 2001 and 2002, weighted average common shares attributable to convertible subordinated notes of 3,639,078 and 5,155,860, respectively, were not included in the calculation of diluted earnings per share as their effect was anti-dilutive.

3. ACQUISITION

        On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company now known as Cymer Cambridge in an all-stock transaction that totaled approximately $24.8 million. Had this company been acquired on January 1, 2001, net income would have been as follows (in thousands, except per share data):

Six months ended June 30,
2001
Reported net income	$13,134
Adjustments:
Amortization of goodwill and intangible assets	(429)
Incremental net loss	(475)
Tax effect	226

(678)
Adjusted net income	$12,456

Basic earnings per share:
As reported	$0.43
As adjusted	$0.41
Diluted earnings per share:
As reported	$0.42
As adjusted	$0.40

4. BALANCE SHEET DETAILS

	December 31, 2001	June 30, 2002
	(in thousands)
INVENTORIES:
Raw materials	$26,294	$28,595
Work-in-progress	22,211	35,713
Finished goods	26,807	35,115
Allowance for excess and obsolete inventory	(13,528)	(14,623)

Total	$61,784	$84,800

ACCRUED AND OTHER LIABILITIES:
Warranty and installation	$27,908	$30,244
Payroll and payroll related	6,628	7,665
Interest	10,397	3,265
Other	6,337	8,426

Total	$51,270	$49,600

5. REPORTING COMPREHENSIVE INCOME

        Comprehensive income includes net income, effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

        The following table summarizes the change in each component of accumulated other comprehensive loss for the six months ended June 30, 2002 (in thousands):

		Translation adjustment, net of tax		Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss
December 31, 2001	Balance Period net change	$(5,407 (112	) )	$376 22	$1,369 (3,406)	$(3,662 (3,496	) )

June 30, 2002	Balance	$(5,519)		$398	$(2,037)	$(7,158)

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

        In accordance with SFAS 142, beginning January 1, 2002, Cymer no longer amortizes goodwill and intangible assets with indefinite lives. Instead, Cymer will review these assets periodically for impairment in accordance with the provisions of SFAS 142. As of June 30, 2002, Cymer completed its implementation of SFAS 142 and conducted the required transitional impairment tests. Cymer determined that it has one reporting unit and that this single reporting unit is the entire company, or Cymer, Inc. This conclusion was reached due to the integrated nature of the operations of Cymer, Inc. and its subsidiaries and the lack of differing economic characteristics between them. Cymer conducted the first step of the transitional impairment test using this one reporting unit and concluded that no impairment of goodwill existed as of January 1, 2002.

        Cymer did not identify any amounts that were required to be reclassified out of previously reported goodwill in accordance with the new definition of intangible assets under SFAS 141. In accordance with the provisions of SFAS 142, the assembled workforce intangible asset was reclassified to goodwill as of January 1, 2002. Existing technology associated with Cymer's acquisition of ACX continues to be amortized over its estimated useful life of four years using the straight-line method. Cymer made no changes to its estimates of the useful lives of its amortizable intangible assets in connection with the adoption of SFAS 142.

        Components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2001		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Existing technology-ACX acquisition	$640	$140	$640	$220

Unamortized intangible assets:
Goodwill	$12,734	$2,943	$13,713	$3,116
Assembled workforce-ACX acquisition	790	173	—	—

	$13,524	$3,116	$13,713	$3,116

        The above table only includes intangible assets associated with prior purchase business combinations. Also included in intangible assets—net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001. As of December 31, 2001 and June 30, 2002, the net carrying amount of these patents was $9.5 million and $8.9 million, respectively.

        Aggregate amortization expense was $1,359,000 for the six months ended June 30, 2001 and $80,000 for the six months ended June 30, 2002. As of June 30, 2002, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization
Six months ended December 31, 2002	$80
Year ended December 31, 2003	$160
Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

        Income before extraordinary item and cumulative change in accounting principle, net income and earnings per share on a pro forma basis, excluding goodwill and intangible asset amortization expense related to intangibles no longer amortized, is as follows if SFAS 142 had been adopted on January 1, 2001 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Reported income before extraordinary item and cumulative change in accounting principle	$4,295	$6,550	$12,964	$10,801

Reported net income	$4,835	$6,550	$13,134	$10,638

Adjustments:
Amortization of goodwill and intangible assets	854	—	1,279	—
Tax effect	(231)	—	(345)	—

	623	—	934	—

Adjusted income before extraordinary item and cumulative change in accounting principle	$4,918	$6,550	$13,898	$10,801

Adjusted net income	$5,458	$6,550	$14,068	$10,638

Basic earnings per share:
As reported—before extraordinary item and cumulative change in accounting principle	$0.14	$0.19	$0.43	$0.33
As adjusted—before extraordinary item and cumulative change in accounting principle	$0.16	$0.19	$0.46	$0.33
As reported	$0.16	$0.19	$0.43	$0.33
As adjusted	$0.18	$0.19	$0.47	$0.33
Diluted earnings per share:
As reported—before extraordinary item and cumulative change in accounting principle	$0.13	$0.18	$0.42	$0.31
As adjusted—before extraordinary item and cumulative change in accounting principle	$0.16	$0.18	$0.45	$0.31
As reported	$0.15	$0.18	$0.42	$0.31
As adjusted	$0.17	$0.18	$0.45	$0.31

7. CONVERTIBLE SUBORDINATED NOTES

        In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer at any time on or after November 5, 1997 and prior to maturity or earlier redemption. The conversion rate on the notes was 21.2766 shares per $1,000 principal amount, subject to adjustment under certain conditions.

        These 1997 notes were called for redemption on March 25, 2002. Immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders. Cymer used its 2,000,000 shares of treasury stock as part of the total 2,325,542 shares issued in the conversion. The remaining $38 million of the outstanding principal amount of the notes was redeemed. The redemption price was 104.111% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The redemption resulted in an extraordinary loss on debt extinguishment of $163,000, net of tax.

        In February 2002, Cymer issued $250 million principal amount of unsecured 3 1/2% Convertible Subordinated Notes due February 15, 2009. Interest on the notes is payable on February 15 and August 15 of each year, commencing August 15, 2002. The notes are convertible into shares of Cymer's stock at a conversion rate of 20 shares per $1,000 principal amount of notes. Cymer may redeem the notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels. The notes are subordinated to Cymer's existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer's subsidiaries. A portion of the net proceeds of this private placement were used to redeem the Company's outstanding 1997 notes.

8. CONTINGENCIES

        Cymer's Japanese manufacturing partner and at least one of Cymer's Japanese customers have been notified that Cymer's light source systems in Japan may infringe certain Japanese patents held by another Japanese company. Cymer has agreed to indemnify its Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances. Cymer believes, based upon the advice of qualified Japanese counsel, that Cymer's products do not infringe any valid claim of the asserted patents or that it is entitled to prior user rights in Japan.

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

RESULTS OF OPERATIONS

        The following table sets forth certain items in Cymer's consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Revenues:
Product sales	98.7%	99.2%	99.1%	99.1%
Other	1.3	.8	.9	.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of product sales	54.7	51.4	53.6	51.8
Research and development	22.5	24.5	18.8	24.3
Sales and marketing	7.0	5.6	7.0	5.8
General and administrative	6.8	5.9	6.5	5.9
Amortization of goodwill and intangible assets	1.3	—	.8	.1
Purchased in-process research and development	—	—	3.1	—

Total costs and expenses	92.3	87.4	89.8	87.9

Operating income	7.7	12.6	10.2	12.1
Other income (expense)—net	(.7)	—	.6	(.9)

Income before income tax provision and minority interest	7.0	12.6	10.8	11.2
Income tax provision	.9	3.4	2.7	3.0
Minority interest	—	(.3)	(.1)	(.2)

Income before extraordinary item and cumulative change in accounting principle	6.1	8.9	8.0	8.0
Extraordinary gain (loss) on debt extinguishment	.8	—	.3	(.1)
Cumulative change in accounting principle	—	—	(.2)	—

Net income	6.9%	8.9%	8.1%	7.9%

Gross margin on product sales	44.5%	48.2%	45.9%	47.7%

THREE MONTHS ENDED JUNE 30, 2001 AND 2002

        Revenues.    Cymer's revenues consist of product sales, which include sales of laser light source systems, consumable and spare parts, upgrades, service, training, and software. Other revenues include revenue from funded development activities performed for customers and government contracts. Revenue from product sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs, after giving effect to estimates of costs to complete the development project. If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.

        Product sales increased 5% from $69.5 million for the three months ended June 30, 2001 to $73.1 million for the three months ended June 30, 2002, primarily due to increased sales of Cymer's consumable and spares parts and service products. Sales of consumable and spare parts and service products increased 23% from $17.1 million to $21.1 million for the three months ended June 30, 2001 and 2002, respectively. The increase in this type of product sales was due to increased utilization of Cymer's DUV laser light sources by chip makers. A total of 90 laser light source systems were sold in the three months ended June 30, 2001 at an average selling price ("ASP") of $562,000 as compared to 70 systems sold in the three months ended June 30, 2002 at an ASP of $729,000. On a currency adjusted basis, the ASP for the three months ended June 30, 2001 was $575,000 as compared to $732,000 for the three months ended June 30, 2002. Although the total number of laser light source systems sold during the three months ended June 30, 2002 was significantly lower, the total revenue generated from such systems sales during the second quarter of 2002 were slightly higher. This is due to increased sales by Cymer of its newer model laser light sources in 2002, particularly its argon fluoride Nanolith 7000™ product, which command higher prices. Revenues from funded development projects were $932,000 and $616,000 for the three months ended June 30, 2001 and 2002, respectively.

        Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 79% and 92% of Cymer's sales for the three months ended June 30, 2001 and the three months ended June 30, 2002, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 40% and 50% of revenues for the three months ended June 30, 2001 and the three months ended June 30, 2002, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

        Cost of Product Sales.    Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer's products by its Japanese subsidiary for resale under firm third-party sales commitments. In accordance with the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," for those derivative instruments that do not qualify for hedge accounting, deferral of the gains or losses is not allowed and the gains and losses are recorded in other income (expense). Cymer adopted SFAS 133 on January 1, 2001, but did not qualify for hedge accounting until July 1, 2001. Accordingly, for contracts entered into prior to July 1, 2001, Cymer recorded changes in the fair value of its foreign currency forward exchange contracts directly through earnings in other income (expense) in the period such changes occur. For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income (loss) and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party.

        Cost of product sales decreased 2% from $38.5 million for the three months ended June 30, 2001 to $37.8 million for the three months ended June 30, 2002 due primarily to reduced expenses. The gross margin on these sales was 45% and 48% for the three months ended June 30, 2001 and June 30, 2002, respectively. This improvement in gross margin is the result of increased production levels associated with increased product sales and inventory builds on a relatively flat level of manufacturing expenses from period to period.

        For the three months ended June 30, 2002, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. For the three months ended June 30, 2002, Cymer qualified for hedge accounting treatment under SFAS 133 and was able to record the net effective gains or losses from foreign currency forward exchange contracts in cost of product sales in the consolidated statements of income as the related sale to the third party was recognized. Cymer recognized net gains in cost of sales on such contracts of $200,000 and $197,000 for the three months ended June 30, 2001 and 2002, respectively.

        Research and Development.    Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 14% from $15.8 million for the three months ended June 30, 2001 to $18.0 million for the three months ended June 30, 2002, due primarily to Cymer's increased investment in the development of higher value-added next generation products. During the second quarter of 2002, Cymer continued its investment in its newest product development effort, the master oscillator power amplifier ("MOPA") platform which extends across krypton fluoride ("KrF"), argon fluoride ("ArF") and fluorine ("F2") product lines. Cymer also continued to invest during the quarter in extreme ultraviolet ("EUV") technology and the continuing engineering of the ELS-7000 and Nanolith 7000 products. As a percentage of total revenues, such expenses increased from 22.5% to 24.5%.

        Sales and Marketing.    Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses decreased 16% from $5.0 million for the three months ended June 30, 2001 to $4.2 million for the three months ended June 30, 2002 due primarily to increased operational efficiencies as well as heightened cost controls as Cymer continues to manage the downturn in the semiconductor industry which began in 2001 and has continued into 2002. As a percentage of total revenues, such expenses decreased from 7.0% to 5.6% due to decreased spending.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses decreased 8% from $4.8 million for the three months ended June 30, 2001 to $4.4 million for the three months ended June 30, 2002. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls due to industry conditions. As a percentage of total revenues, such expenses decreased from 6.8% to 5.9%.

        Other Income (Expense)—Net.    Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. Net other expense totaled $491,000 for the three months ended June 30, 2001 as compared to net other income of $30,000 for the three month period ended June 30, 2002. The change from net other expense to net other income was primarily due to Cymer's higher cash and investment balances and the associated interest income earned on each during the second quarter of 2002. These increased cash and investment balances during the three months ended June 30, 2002 are due to the additional cash resulting from the bond transactions which Cymer completed during the first quarter of 2002. These transactions included the issuance of $250 million of convertible subordinated notes in February 2002 and the conversion and redemption of Cymer's 1997 convertible subordinated notes in March 2002. Interest expense was also lower due to the 3.5% interest rate on these new convertible subordinated notes as compared to the blended 5.47% interest rate on the 1997 notes. Foreign currency exchange losses totaled $8,000, interest income totaled $2.2 million and interest expense totaled $2.7 million for the three months ended June 30, 2001, compared to an exchange loss of $37,000, interest income of $2.7 million and interest expense of $2.6 million for the three months ended June 30, 2002.

        Cymer's results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer's Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its cash flow exposure to Cymer. From January 1, 2001 through June 30, 2001, gains or losses resulting from the change in the value of contracts entered into prior to July 1, 2001 were recorded as other income (expense) in the consolidated statements of income. Subsequent to June 30, 2001, gains or losses resulting from contracts entered into after July 1, 2001 are initially recorded in other comprehensive income (loss). The net amount of unrealized effective gain or loss on the date the laser light source system is received by Cymer's Japanese subsidiary is reclassified to cost of sales on the date that the laser light source is sold to the third party. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders' equity.

        Income Tax Provision.    The tax provision of $603,000 and $2.5 million for the three months ended June 30, 2001 and 2002, respectively, reflect an annual effective rate of 25% and 27%, respectively. The effective annual tax rate was adjusted during the three months ended June 30, 2001 from 30% to 25% in response to lower profit projections associated with the downturn in the semiconductor industry during 2001. This resulted in a 12% tax rate for the three months ended June 30, 2001. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

SIX MONTHS ENDED JUNE 30, 2001 AND 2002

        Revenues.    Product sales decreased 16% from $160.1 million for the six months ended June 30, 2001 to $134.5 million for the six months ended June 30, 2002, primarily due to decreased sales of all of Cymer's products. This decrease in sales was due to the overall condition of the semiconductor industry. For the first half of 2001, Cymer's revenues significantly declined from 2000 levels as the semiconductor industry entered a downturn. Although the semiconductor industry has continued in this downturn through the first half of 2002, there have been some indications of improvements in the industry and increased utilization of Cymer's DUV light sources at chip makers. Thus, Cymer experienced increased revenues in the first half of 2002 as compared to those posted in late 2001, but still not at levels indicative of an upturn. A total of 218 laser light source systems were sold in the six months ended June 30, 2001 at an ASP of $535,000 as compared to 132 systems sold in the six months ended June 30, 2002 at an ASP of $722,000. On a currency adjusted basis, the ASP for the six months ended June 30, 2001 was $550,000 as compared to $737,000 for the six months ended June 30, 2002. Although the total number of laser light source systems sold during the six months ended June 30, 2002 was significantly lower than those sold during the same six month period in 2001, the total revenue generated from such systems sales during the second half of 2001 were only slightly higher than those in the second half of 2002. This is due to increased sales by Cymer of its newer model laser light sources in 2002, particularly its ArF Nanolith 7000 product. Revenues from funded development projects were $1.5 million and $1.2 million for the six months ended June 30, 2001 and 2002, respectively.

        Approximately 82% and 88% of Cymer's sales for the six months ended June 30, 2001 and the six months ended June 30, 2002, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 44% and 42% of revenues for the six months ended June 30, 2001 and the six months ended June 30, 2002, respectively.

        Cost of Product Sales.    Cost of product sales decreased 19% from $86.6 million for the six months ended June 30, 2001 to $70.3 million for the six months ended June 30, 2002 due primarily to a decrease in product sales. The gross margin on these sales was 46% and 48% for the six months ended June 30, 2001 and June 30, 2002, respectively. This increased gross margin in 2002 is primarily due to increased production levels associated with inventory builds and decreased manufacturing expenses.

        For the six months ended June 30, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. For the six months ended June 30, 2002, Cymer qualified for hedge accounting treatment under SFAS 133 and was able to record the net effective gains or losses from foreign currency forward exchange contracts in cost of product sales in the consolidated statements of income as the related sale to the third party was recognized. Cymer recognized net gains in cost of sales on such contracts of $2.4 million and $1.6 million for the six months ended June 30, 2001 and 2002, respectively.

        Research and Development.    Research and development expenses increased 9% from $30.3 million for the six months ended June 30, 2001 to $33.0 million for the six months ended June 30, 2002, due primarily to Cymer's increased investment in higher value-added next generation products. During the six months ended June 30, 2002, these development efforts included Cymer's continued investment in the MOPA platform as well as continued investments in EUV and continuing engineering of the ELS-7000 and Nanolith 7000 products. As a percentage of total revenues, June 30, 2001 and 2002 expenses increased from 18.8% to 24.3%, respectively, due to decreased revenues.

        Sales and Marketing.    Sales and marketing expenses decreased 31% from $11.3 million for the six months ended June 30, 2001 to $7.8 million for the six months ended June 30, 2002 due primarily to increased operational efficiencies as well as heightened cost controls as a result of the downturn in the semiconductor industry. As a percentage of total revenues, such expenses decreased from 7.0% to 5.8% due to decreased spending.

        General and Administrative.    General and administrative expenses decreased 24% from $10.5 million for the six months ended June 30, 2001 to $8.0 million for the six months ended June 30, 2002. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls for the period due to overall industry conditions. As a percentage of total revenues, such expenses decreased from 6.5% to 5.9%.

        Purchased In-Process Research and Development.    Purchased in-process research and development expenses consist of costs associated with the acquisition of ACX and its in-process research and development projects. The total amount of such expenses for the six months ended June 30, 2001 was $5.1 million. These expenses represented the fair value of ACX's development projects associated with the application of its technology to the semiconductor market. As of the date of the acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability. There were no such expenses for the six months ended June 30, 2002.

        Other Income (Expense)—Net.    Net other income totaled $940,000 for the six months ended June 30, 2001 as compared to net other expense of $1.2 million for the six months ended June 30, 2002. The change from net other income to net other expense was primarily due to the classification of gains associated with the change in value of foreign currency forward exchange contracts per SFAS 133 in 2001. Since Cymer did not qualify for hedge accounting treatment under SFAS 133 until July 1, 2001, all such gains, except those meeting the transitional period requirements, were recorded in the other income (expense) section of the consolidated statements of income. Cymer qualified for hedge accounting treatment during all of 2002 and thus recorded gains associated with its foreign currency forward exchange contracts to cost of product sales in the same period that the related sale was made to the third party. This was offset by lower yields on cash and investment balances and additional interest expense incurred during the six months ended June 30, 2002 in connection with Cymer's private placement of convertible notes in February 2002 and the redemption of its 1997 notes in March 2002. Foreign currency exchange gains totaled $1.6 million, interest income totaled $4.9 million and interest expense totaled $5.6 million for the six months ended June 30, 2001, compared to an exchange gain of $120,000, interest income of $4.6 million and interest expense of $5.9 million for the six months ended June 30, 2002.

        Income Tax Provision.    The tax provision of $4.4 million and $4.1 million for the six months ended June 30, 2001 and 2002, respectively, reflect an annual effective rate of 25% and 27%, respectively. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Since its initial public offering and a second public offering, both in 1996, Cymer has funded its operations primarily from the proceeds of convertible subordinated note offerings in August 1997 and February 2002, bank borrowings, cash flow from operations and the proceeds from employee stock option exercises.

        In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. The 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer at any time after November 5, 1997 and prior to maturity or earlier redemption. The conversion rate on these 1997 notes was 21.2766 shares per $1,000 principal amount of notes, subject to adjustment under certain conditions. These 1997 notes were called for redemption on March 25, 2002. Immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 notes was redeemed.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the 1997 notes. The remaining proceeds will be used to fund Cymer's future operations.

        As of June 30, 2002, Cymer had approximately $161.7 million in cash and cash equivalents, $118.8 million in short-term investments, $151.1 million in long-term investments, and had $364.2 million in working capital.

        Net cash provided by operating activities was approximately $26.5 million and $4.4 million for the six months ended June 30, 2001 and 2002, respectively. The decrease in cash provided by operating activities from period to period was primarily due to large increases in inventories and accounts receivable during 2002 which were partially offset by lower net income and increases in accounts payable, accrued and other liabilities and income taxes payable. The changes in accounts receivable and inventories were due to the start of the industry downturn and decreased sales and bookings during the six month period ending June 30, 2001, as compared to increased bookings and overall business activities during the six months ended June 30, 2002.

        Net cash provided by investing activities was approximately $9.2 million for the six months ended June 30, 2001 as compared to net cash used in investing activities of approximately $174.9 million for six months ended June 30, 2002. For the six months ended June 30, 2001, the cash provided by investing activities was primarily due to the timing of short-term and long-term investments maturing and being reinvested during the period, offset by a $6.0 million payment made to acquire patents and the purchase of $10.7 million in capital equipment in support of normal business activities during the period. The cash used in investing activities of $174.9 million during the six month period ended June 30, 2002 primarily reflects short-term and long-term investments being made from the net proceeds resulting from the convertible subordinated note transactions in February and March 2002, and $10.7 million in capital equipment purchases. Included in these capital purchases are construction in process costs associated with Cymer's new spare parts refurbishment factory in Korea which is expected to begin operations in the first quarter of 2003.

        Net cash used in financing activities was approximately $24.6 million for the six months ended June 30, 2001 as compared to net cash provided by financing activities of approximately $220.4 million for the six months ended June 30, 2002. The net cash used in financing activities for the six months ended June 30, 2001 was attributable to the repurchase of $23.4 million in outstanding 1997 notes and an $8.7 million payment on Cymer's revolving loan during the period, offset by the receipt of $7.8 million upon issuance of common stock due to employee stock option exercises. For the six month period ended June 30, 2002, the $220.4 million provided by financing activities was primarily due to the activity during the first quarter of 2002 on Cymer's convertible subordinated notes. The private placement of notes that Cymer completed in February 2002 resulted in net proceeds to the company of approximately $242.1 million. Of these net proceeds, Cymer used $39.6 million to redeem a portion of its outstanding 1997 notes and to pay accrued interest and premiums due on those notes. In addition, Cymer received additional proceeds from employee stock option exercises during the six month period ended June 30, 2002 as compared to June 30, 2001 due to higher market valuations of Cymer's stock from period to period. The total proceeds from such employee stock option exercises during the six months ended June 30, 2002 were $18.0 million.

        Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer's future capital requirements depend on many factors, including Cymer's manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer's products. Cymer believes that it has sufficient working capital and available banking arrangements to sustain operations and provide for the future expansion of its business for at least the next 12 months.

        At June 30, 2001 and 2002, Cymer did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, Cymer did not engage in trading activities involving non-exchange traded contracts. As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships. Cymer does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties except as disclosed herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Cymer's discussion and analysis of its financial condition and results of operations are based upon Cymer's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Cymer to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of its on-going internal processes, Cymer evaluates its estimates, including those related to inventory reserves, warranty obligations, installation obligations, revenue recognition, allowances for bad debt, impaired assets, intangible assets, income taxes, investments, and contingencies and litigation. Cymer bases these estimates upon both historical information and other assumptions that it believes valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

        Cymer believes that inventory allowances and warranty accruals require more significant judgments and estimates in the preparation of its consolidated financial statements than other accounting policies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. Cymer is required to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003. It is not anticipated that the impact of this statement will have a material effect on Cymer's consolidated financial statements.

        In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 15, 2002. It is not anticipated that the impact of this statement will have a material effect on Cymer's consolidated financial statements.

        In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the impact of this statement will have a material effect on Cymer's consolidated financial statements.

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

        Our revenues and operating results from quarter-to-quarter may fluctuate significantly due to many factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ending June 30, 2002. These factors include:

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

  •
  changes in the price and profitability of our products;

  •
  our ability to develop and implement new technologies;

  •
  utilization rates of light sources and sales of consumable and spare parts and services;

  •
  our ability to manage our manufacturing requirements; and

  •
  foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by our Japanese subsidiary are denominated).

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

        We manage our expense levels based, in large part, on expected future revenues. As a result, our expenses are relatively fixed for the short term, and if our actual revenue decreases below the level we expect, our operating results will be adversely affected. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and operating income. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

Our business depends on the semiconductor equipment industry, which is volatile.

        The semiconductor equipment industry is highly cyclical. We derive a substantial percentage of our revenues from photolithography tool manufacturers (our customers). Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on the current and anticipated market demand for semiconductors and products using semiconductors.

        The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and is currently in a significant downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

        The current downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce. We are not able to predict when the semiconductor industry will recover. If overall market conditions continue to deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor manufacturing industry will periodically occur, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by semiconductor device manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results. Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

        Our newest product introduction project consists of a technology change from a single- discharge-chamber designed excimer laser to a dual-discharge-chamber design called MOPA, which is an acronym for Master Oscillator Power Amplifier. This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three deep ultraviolet (DUV) wavelengths—248nm, 193nm and 157nm. There are risks inherent in transitioning to this new technology. These risks include timely and cost effective execution of the product development plan, adoption of the product by photolithography tool manufacturers and semiconductor manufacturers, and the development of a comparable product by our competitors.

        We believe that semiconductor device manufacturers are currently developing a capability to produce devices that are measured at 0.13 micron or less, and these efforts are driving the current demand for our light source products for DUV photolithography systems. After semiconductor device manufacturers have this capability, their demand for our light source products will depend on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

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

        Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three firms accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended June 30,
	2001	2002
ASM Lithography	26%	31%
Canon	20	22
Nikon	21	23

Total	67%	76%

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

  •
  a customer experiencing DUV photolithography tool production problems;

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

  •
  effectively manage our inventory levels; and

  •
  attract, train, retain and manage key personnel.

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

        Both of these companies:

  •
  have parent companies larger than us; and

  •
  have access to greater financial, technical and other resources than we do.

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

  •
  our ability to attract, train and retain highly-skilled key personnel; and

  •
  the ability of our personnel and key employees to continue to expand, train and manage our employee base.

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

        As of June 30, 2002, we owned 152 United States patents covering certain aspects of technology related to excimer lasers and piezo techniques. These patents will expire at various times during the period from January 2008 to June 2020. As of June 30, 2002, we also had applied for 95 additional patents in the United States. As of June 30, 2002, we owned 129 foreign patents and had filed 325 patent applications pending in various foreign countries.

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

        In the past, revenues from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these revenues from government sponsored programs, customers and from SEMATECH, a research consortium, in connection with our designing and developing specific products. Currently, revenues from SEMATECH, photolithography tool manufacturers and semiconductor manufacturers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers and SEMATECH, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between us and the photolithography tool manufacturers and SEMATECH. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

Cymer Cambridge may not achieve the results we anticipate.

        Cymer Cambridge's technology addresses stability and motion control challenges that we believe will be important to the future of the photolithography tool industry. We purchased Cymer Cambridge (formerly ACX) with the expectation that the ACX technology would produce benefits to us, including:

  •
  expanding our product offerings into the field of adaptive precision motion diagnostics and control,

  •
  new product offerings and enhancements that use the ACX technology to solve stability and motion control challenges, and

  •
  Cymer Cambridge's products being successfully accepted by the semiconductor industry.

        We cannot guarantee that we can effectively develop or market the ACX technology, that Cymer Cambridge can achieve anticipated results, or that the ACX technology will solve stability and motion control challenges which are important to the future semiconductor market. Any of these risks could materially harm our business and condition and results of operations.

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

We are dependent on our manufacturing facilities and subcontractors to assemble and test our products.

        Operations at our primary manufacturing facility and our subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruptions could cause delays in shipments of our products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruption could result in cancellation of orders or loss of customers which have a material adverse effect on our operating results, financial condition and cash flows.

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

        We are exposed to significant risks for product liability claims if personal injury or death results from the use of our products. We may experience material product liability losses in the future. We maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall that results in adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

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

        Various factors may significantly affect the market price of our common stock, including:

  •
  the cyclical nature of the semiconductor industry,

  •
  actual or anticipated fluctuations in our operating results,

  •
  conditions and trends in the light source device and other technology industries,

  •
  announcements of innovations in technology,

  •
  new products offered by us or our competitors,

  •
  developments of patents or proprietary rights,

  •
  changes in financial estimates by securities analysts, and

  •
  general worldwide political, economic, and market conditions.

  •
  United States political, economic, and market conditions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        Cymer conducts business in several international currencies through its worldwide operations. Due to the large volume of Cymer's business that is conducted in Japan, the Japanese operation poses the greatest foreign currency risk. Cymer uses financial instruments, principally foreign currency forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer's inventories by Cymer Japan in US dollars for resale under firm third-party sales commitments denominated in Japanese Yen. Cymer does not enter into foreign currency forward exchange contracts for trading purposes.

        As of June 30, 2002, Cymer had outstanding foreign currency forward exchange contracts to buy US $68.2 million for 8.8 billion yen under foreign currency exchange facilities with contract rates ranging from 119.00 yen to 134.26 yen per U.S. dollar. These contracts expire on various dates through February 2003.

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

        In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due August 6, 2004 and were convertible at the option of the holder into shares of Cymer common stock at any time on or after November 5, 1997 and prior to maturity or earlier redemption. The conversion rate on these notes was 21.2766 shares per $1,000 principal amount of notes, subject to adjustment under certain conditions. These notes were called for redemption on March 25, 2002. In March 2002, immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the notes was redeemed. As of June 30, 2002, there was no balance remaining on these 1997 notes.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. The notes are unsecured and are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the notes issued in August 1997. These notes are recorded at face value on the consolidated balance sheets. The fair value of such debt based on quoted market prices on June 30, 2002 was $246.1 million.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
None.
ITEM 2.	Changes in Securities and Use of Proceeds
None.
ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 23, 2002. Out of 33,696,154 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 31,087,790 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:
(a)
The election of Robert P. Akins, Richard P. Abraham, Kenneth M. Deemer, Peter J. Simone, Jon D. Tompkins, Michael R. Gaulke, and William G. Oldham as directors of Cymer for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

Robert P. Akins, 30,943,864 votes cast for and 143,926 votes withheld; Richard P. Abraham, 30,941,988 votes cast for and 145,802 votes withheld; Kenneth M. Deemer, 30,683,644 votes cast for and 404,146 votes withheld; Peter J. Simone, 30,682,394 votes cast for and 405,396 votes withheld; Jon D. Tompkins, 30,942,237 votes cast for and 145,553 votes withheld; Michael R. Gaulke, 30,683,198 votes cast for and 404,592 votes withheld; William G. Oldham, 30,949,648 votes cast for and 138,142 votes withheld.
(b)
Approval of an amendment to Cymer's articles of incorporation to increase the authorized number of shares of Cymer's common stock from 50,000,000 to 100,000,000 shares. 29,391,052 votes were cast for approval, 1,667,753 votes were cast against, 28,984 votes were abstained and there were no broker non-votes.
(c)
Ratification of the appointment of KPMG LLP as the independent auditors of Cymer for the year ending December 31, 2002. 29,616,799 votes were cast for approval, 1,337,512 votes were cast against, 133,478 votes were abstained and there were no broker non-votes.

ITEM 5.	Other Information
Due dates for stockholder proposals for Cymer's 2003 annual meeting

We have deferred the deadlines for receiving stockholder proposals which are to be considered for our annual meeting of stockholders to be held in 2003. In order to be considered for inclusion in our proxy materials for next year's annual meeting, stockholder proposals must be received in writing by the Corporate Secretary at Cymer, Inc., 16750 Via Del Campo Court, San Diego, California 92127, no later than December 17, 2002. Stockholders wishing to submit proposals or director nominations that are not to be included in our proxy materials for our 2003 annual meeting of stockholders must do so no later than March 2, 2003. Stockholders are also advised to review our Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

ITEM 6.	(a)	Exhibits

3.1	Certificate of Amendment of Articles of Incorporation of Cymer, Inc. filed June 6, 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Forms 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC. (Registrant)

Date: August 12, 2002	By:	/s/ NANCY J. BAKER Nancy J. Baker Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT 3.1 CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
EXHIBIT 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002
EXHIBIT 99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF SARBANES-OXLEY OF 2002
SIGNATURES