Form 10-Q
period 2002-09-30
CYMER INC
filed 2002-11-12
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002 OR
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

Yes ☒ No ☐

The number of shares of Common Stock, with $0.001 par value, outstanding on November 8, 2002 was 34,123,541.

CYMER, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 31, 2001	September 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,195	$168,116
Short-term investments	82,988	80,679
Accounts receivable—net	50,056	71,115
Foreign currency forward exchange contracts	3,197	—
Inventories	61,784	92,864
Deferred income taxes—current	16,935	16,972
Income taxes receivable	3,039	690
Prepaid expenses and other assets	3,308	6,519

Total current assets	332,502	436,955
PROPERTY AND EQUIPMENT—NET	90,419	97,808
LONG-TERM INVESTMENTS	23,015	169,122
DEFERRED INCOME TAXES—NON-CURRENT	12,269	12,639
GOODWILL—NET	9,791	10,597
INTANGIBLE ASSETS—NET	10,633	8,928
OTHER ASSETS	4,717	10,332

TOTAL ASSETS	$483,346	$746,381

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,729	$27,790
Accrued and other current liabilities	51,270	48,020
Foreign currency forward exchange contracts	—	1,279
Revolving loan	7,652	6,543

Total current liabilities	74,651	83,632

CONVERTIBLE SUBORDINATED NOTES	147,335	250,000
OTHER LIABILITIES	4,437	4,966
MINORITY INTEREST	2,109	3,884
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock—authorized 100,000,000 shares; $.001 par value, issued and outstanding 30,848,000 and 33,986,000 shares at December 31, 2001 and September 30, 2002, respectively	31	34
Additional paid-in capital	184,794	291,189
Treasury stock, at cost (2,000,000 common shares)	(24,871)	—
Unearned compensation	(3,468)	(2,636)
Accumulated other comprehensive loss	(3,662)	(4,171)
Retained earnings	101,990	119,483

Total stockholders' equity	254,814	403,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,346	$746,381

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2002	2001	2002
REVENUES:
Product sales	$52,521	$84,170	$212,652	$218,672
Other	514	314	1,991	1,464

Total revenues	53,035	84,484	214,643	220,136

COSTS AND EXPENSES:
Cost of product sales	32,400	47,417	118,969	117,732
Research and development	13,790	20,581	44,070	53,577
Sales and marketing	3,989	4,452	15,330	12,294
General and administrative	4,240	5,423	14,725	13,470
Amortization of goodwill and intangible assets	894	40	2,253	120
Purchased in-process research and development	—	—	5,050	—

Total costs and expenses	55,313	77,913	200,397	197,193

OPERATING INCOME (LOSS)	(2,278)	6,571	14,246	22,943

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)—net	(358)	(542)	1,239	(422)
Interest and other income	1,782	2,781	6,701	7,392
Interest and other expense	(2,690)	(2,683)	(8,266)	(8,624)

Total other expense—net	(1,266)	(444)	(326)	(1,654)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	(3,544)	6,127	13,920	21,289
INCOME TAX (BENEFIT) PROVISION	(886)	(687)	3,480	3,406
MINORITY INTEREST	(194)	41	(328)	(227)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(2,852)	6,855	10,112	17,656
Extraordinary gain (loss) on debt extinguishment	70	—	610	(163)
Cumulative change in accounting principle	—	—	(370)	—

NET INCOME (LOSS)	$(2,782)	$6,855	$10,352	$17,493

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Before extraordinary item and cumulative change in accounting principle	$(0.09)	$0.20	$0.33	$0.53
Extraordinary gain (loss) on debt extinguishment	—	—	0.02	—
Cumulative change in accounting principle	—	—	(0.01)	—

Basic earnings (loss) per share	$(0.09)	$0.20	$0.34	$0.53

Weighted average common shares outstanding	30,657	33,983	30,377	33,047

Diluted earnings (loss) per share:
Before extraordinary item and cumulative change in accounting principle	$(0.09)	$0.20	$0.32	$0.51
Extraordinary gain (loss) on debt extinguishment	—	—	0.02	—
Cumulative change in accounting principle	—	—	(0.01)	—

Diluted earnings (loss) per share	$(0.09)	$0.20	$0.33	$0.51

Weighted average common and common equivalent shares outstanding	30,657	34,589	31,085	34,558

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the nine months ended September 30,
	2001	2002
OPERATING ACTIVITIES:
Net income	$10,352	$17,493
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	370	—
Extraordinary (gain) loss on debt extinguishment	(610)	163
Depreciation and amortization	18,653	18,574
Amortization of unearned compensation	694	832
Minority interest	328	227
Purchased in-process research and development	5,050	—
Provision for deferred income taxes	(373)	(56)
Loss on disposal and impairment of property and equipment	447	592
Change in assets and liabilities—net of acquisition in 2001:
Accounts receivable, net	27,422	(21,059)
Income taxes receivable	(1,363)	2,463
Foreign currency forward exchange contracts	2,524	1,404
Inventories	17,251	(31,080)
Prepaid expenses and other assets	(209)	(3,532)
Accounts payable	(10,575)	12,061
Accrued and other liabilities	(17,825)	3,720
Income taxes payable	(11,274)	—

Net cash provided by operating activities	40,862	1,802

INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,817)	(24,493)
Purchases of investments	(146,283)	(265,370)
Proceeds from sold or matured investments	152,748	124,251
Acquisition of Active Control eXperts, Inc., net of cash acquired	(279)	—
Acquisition of patents	(6,000)	—
Acquisition of minority interest	—	(360)

Net cash used in investing activities	(16,631)	(165,972)

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(8,745)	(1,672)
Proceeds from issuance of common stock	8,835	18,271
Redemption of convertible subordinated notes	(24,930)	(39,598)
Issuance of convertible subordinated notes	—	250,000
Offering costs from issuance of convertible subordinated notes	—	(7,873)
Minority interest investment in subsidiary	—	1,900
Payments on capital lease obligations	(266)	(32)

Net cash provided by (used in) financing activities	(25,106)	220,996

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,750)	95

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,625)	56,921
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,678	111,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,053	$168,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,430	$10,382

Income taxes paid, net	$16,466	$202

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for acquisition of patents	$4,322	—

Stock and stock options issued in acquisition of Active Control eXperts, Inc.	$20,871	—

Conversion of subordinated notes to equity	—	$109,301

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2002
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

        Principles of Consolidation—The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries—Cymer Japan, Inc. ("Cymer Japan"), Cymer Singapore Pte Ltd. ("Cymer Singapore"), Cymer B.V. in the Netherlands ("Cymer B.V."), Cymer Southeast Asia, Inc., in Taiwan ("Cymer SEA"), Cymer Cambridge (formerly known as Active Control eXperts, Inc. or ACX), and its majority-owned subsidiary, Cymer Korea, Inc. ("Cymer Korea"). Cymer, Inc. owns 75% of Cymer Korea. Cymer sells its excimer laser light sources in Japan primarily through Cymer Japan. Cymer Korea, Cymer SEA, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions. All significant intercompany balances have been eliminated in consolidation.

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

        Unaudited Interim Financial Data—In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer's Annual Report on Form 10-K for the year ended December 31, 2001. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

        Reclassifications—Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

2.    EARNINGS PER SHARE

        Earnings Per Share—Basic earnings per share Three months ended Nine months ended ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in loss periods as their effect would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
		(In thousands)
Basic weighted average common shares outstanding	30,657	33,983	30,377	33,047
Effect of dilutive securities:
Warrants	—	—	15	29
Options	—	606	693	1,482

Diluted weighted average common and potential common shares outstanding	30,657	34,589	31,085	34,558

        For the three months ended September 30, 2001 and 2002, weighted average options and warrants to purchase 4,170,000 and 4,401,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended September 30, 2001 and 2002, weighted average common shares attributable to convertible subordinated notes of 3,145,000 and 5,000,000, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

        For the nine months ended September 30, 2001 and 2002, weighted average options and warrants to purchase 3,437,000 and 2,375,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the nine months ended September 30, 2001 and 2002, weighted average common shares attributable to convertible subordinated notes of 3,473,000 and 5,103,000, respectively, were not included in the calculation of diluted earnings per share as their effect was anti-dilutive.

3.    ACQUISITION

        On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company now known as Cymer Cambridge in an all-stock transaction that totaled approximately $24.8 million. Had this company been acquired on January 1, 2001, Cymer's net income would have been as follows (in thousands, except per share data):

Nine months ended September 30, 2001
Reported net income	$10,352
Adjustments:
Amortization of goodwill and intangible assets	(429)
Incremental net loss	(475)
Tax effect	226

Total	(678)

Adjusted net income	$9,674

Basic earnings per share:
As reported	$0.34

As adjusted	$0.32

Diluted earnings per share:
As reported	$0.33

As adjusted	$0.31

4.    BALANCE SHEET DETAILS

	December 31, 2001	September 30, 2002
	(in thousands)
INVENTORIES:
Raw materials	$26,294	$34,300
Work-in-progress	22,211	32,502
Finished goods	26,807	40,585
Allowance for excess and obsolete inventory	(13,528)	(14,523)

Total	$61,784	$92,864

ACCRUED AND OTHER LIABILITIES:
Warranty and installation	$27,908	$31,128
Payroll and payroll related	6,628	6,868
Interest	10,397	1,094
Other	6,337	8,930

Total	$51,270	$48,020

5.    REPORTING COMPREHENSIVE INCOME

        Comprehensive income includes net income, effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

        The following table summarizes the change in each component of accumulated other comprehensive loss for the nine months ended September 30, 2002 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss
December 31, 2001	Balance	$(5,407)	$376	$1,369	$(3,662)
	Period net change	(276)	1,580	(1,813)	(509)

September 30, 2002	Balance	$(5,683)	$1,956	$(444)	$(4,171)

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

        Components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2001		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Existing technology— ACX acquisition	$640	$140	$640	$260

Unamortized intangible assets:
Goodwill	$12,734	$2,943	$13,713	$3,116
Assembled workforce— ACX acquisition	790	173	—	—

	$13,524	$3,116	$13,713	$3,116

        The above table only includes intangible assets associated with prior purchase business combinations. Also included in intangible assets—net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001. As of December 31, 2001 and September 30, 2002, the net carrying amount of these patents was $9.5 million and $8.5 million, respectively.

        Aggregate amortization expense was $2,253,000 for the nine months ended September 30, 2001 and $120,000 for the nine months ended September 30, 2002. As of September 30, 2002, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization
Three months ending December 31, 2002	$40
Year ending December 31, 2003	$160
Year ending December 31, 2004	$160
Year ending December 31, 2005	$20

        Income before extraordinary item and cumulative change in accounting principle, net income and earnings per share on a pro forma basis, excluding goodwill and intangible asset amortization expense related to intangibles no longer amortized, would have been as follows if SFAS 142 had been adopted on January 1, 2001 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Reported income (loss) before extraordinary item and cumulative change in accounting principle	$(2,852)	$6,855	$10,112	$17,656

Reported net income (loss)	$(2,782)	$6,855	$10,352	$17,493

Adjustments:
Amortization of goodwill and intangible assets	854	—	2,133	—
Tax effect	(214)	—	(533)	—

	640	—	1,600	—

Adjusted income (loss) before extraordinary item and cumulative change in accounting principle	$(2,212)	$6,855	$11,712	$17,656

Adjusted net income	$(2,142)	$6,855	$11,952	$17,493

Basic earnings (loss) per share:
As reported—before extraordinary item and cumulative change in accounting principle	$(0.09)	$0.20	$0.33	$0.53
As adjusted—before extraordinary item and cumulative change in accounting principle	$(0.07)	$0.20	$0.39	$0.53
As reported—net income (loss)	$(0.09)	$0.20	$0.34	$0.53
As adjusted—net income (loss)	$(0.07)	$0.20	$0.39	$0.53
Diluted earnings (loss) per share:
As reported—before extraordinary item and cumulative change in accounting principle	$(0.09)	$0.20	$0.32	$0.51
As adjusted—before extraordinary item and cumulative change in accounting principle	$(0.07)	$0.20	$0.38	$0.51
As reported—net income (loss)	$(0.09)	$0.20	$0.33	$0.51
As adjusted—net income (loss)	$(0.07)	$0.20	$0.38	$0.51

7.    CONVERTIBLE SUBORDINATED NOTES

        In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes ("1997 Notes") were due August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the notes was 21.2766 shares per $1,000 principal amount.

        These 1997 Notes were called for redemption on March 25, 2002. Immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer common stock. As a result of these conversions, 2,325,542 shares of Cymer's common stock were issued to holders of the 1997 Notes. Cymer used its 2,000,000 shares of treasury stock as part of the total 2,325,542 shares issued in the conversion. The remaining $38 million of the outstanding principal amount of the 1997 Notes was redeemed. The redemption price was 104.111% of the principal amount of the 1997 Notes, plus accrued and unpaid interest to the redemption date. The redemption resulted in an extraordinary loss on debt extinguishment of $163,000, net of tax.

        In February 2002, Cymer issued $250 million principal amount of unsecured 3 1/2% Convertible Subordinated Notes due February 15, 2009 ("2002 Notes"). Interest on the 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002. The 2002 Notes are convertible into shares of Cymer's common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels. The 2002 Notes are subordinated to Cymer's existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer's subsidiaries. A portion of the net proceeds of this private placement were used to redeem the Company's outstanding 1997 Notes.

8.    MATERIAL AGREEMENT

        In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to its corporate headquarters located in San Diego, California. This manufacturing and office facility will be completed in two phases, with phase one currently scheduled for completion by April 2003 and phase two currently expected to be completed by November 2003. Cymer will self-finance the cost of the construction project, which is estimated to be approximately $50 million.

9.    CONTINGENCIES

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected product sales and development; service and support; research and development expenditures; expected product development; expected international product sales, development and revenue; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing. These statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in this Item 2 and under the caption "Risk Factors" and elsewhere in this quarterly report on Form 10-Q.

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

RESULTS OF OPERATIONS

        The following table sets forth certain items in Cymer's consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenues:
Product sales	99.0%	99.6%	99.1%	99.3%
Other	1.0	.4	.9	.7

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of product sales	61.1	56.1	55.4	53.5
Research and development	26.0	24.4	20.5	24.3
Sales and marketing	7.5	5.3	7.1	5.6
General and administrative	8.0	6.4	6.9	6.1
Amortization of goodwill and intangible assets	1.7	—	1.1	.1
Purchased in-process research and development	—	—	2.4	—

Total costs and expenses	104.3	92.2	93.4	89.6

Operating income (loss)	(4.3)	7.8	6.6	10.4
Other expense—net	(2.4)	(0.5)	(.1)	(.7)

Income (loss) before income tax provision (benefit) and minority interest	(6.7)	7.3	6.5	9.7
Income tax (benefit) provision	(1.7)	(0.8)	1.6	1.6
Minority interest	(.4)	—	(.2)	(.1)

Income (loss) before extraordinary item and cumulative change in accounting principle	(5.4)	8.1	4.7	8.0
Extraordinary gain (loss) on debt extinguishment	..1	—	..3	(.1)
Cumulative change in accounting principle	—	—	(.2)	—

Net income (loss)	(5.3%)	8.1%	4.8%	7.9%

Gross margin on product sales	38.3%	43.7%	44.1%	46.2%

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

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

        Product sales increased 60% from $52.5 million for the three months ended September 30, 2001 to $84.2 million for the three months ended September 30, 2002, primarily due to a 39% increase in the number of light source systems unit sales coupled with a higher average selling price ("ASP") per system. A total of 62 laser light source systems were sold in the three months ended September 30, 2001 at an ASP of $572,000, compared to 86 systems sold in the three months ended September 30, 2002 at an ASP of $708,000. On a currency adjusted basis, the ASP for the three months ended September 30, 2001 was $587,000 as compared to $679,000 for the three months ended September 30, 2002. This increase in currency adjusted ASP from period to period reflects increased sales in 2002 of Cymer's Nanolith-7000 and ELS-7000 series products which have higher ASPs compared to the ELS-6000/6010 KrF series products sold in 2001. Sales of consumable and spare parts and service products increased 32% from $15.6 million to $20.6 million for the three months ended September 30, 2001 and 2002, respectively. The increase in this type of product sales was due to increased utilization of Cymer's deep ultraviolet ("DUV") laser light sources by chipmakers and an increased installed base in the three months ended September 30, 2002. Revenues from funded development projects were $514,000 and $314,000 for the three months ended September 30, 2001 and 2002, respectively.

        Cymer's backlog at September 30, 2001 was $94.5 million as compared to $83.6 million at September 30, 2002. Bookings for the three months ended September 30, 2001 and September 30, 2002 were $38.1 million and $55.2 million, respectively. The book to bill ratio for the three months ended September 30, 2001 was .78 as compared to .69 for the three months ended September 30, 2002. Cymer installed 82 light sources at chipmakers and other end-users during the third quarter of 2001 as compared to 61 light sources installed during the third quarter of 2002.

        Cymer's sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States. Approximately 89% and 92% of Cymer's sales for the three months ended September 30, 2001 and 2002, respectively, were derived from customers outside the United States. Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer's Japanese customers. Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 46% and 39% of revenues for the three months ended September 30, 2001 and 2002, respectively. The activities of Cymer's Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

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

        Cost of product sales increased 46% from $32.4 million for the three months ended September 30, 2001 to $47.4 million for the three months ended September 30, 2002 due primarily to the increase in product sales volume. The gross margin on these sales was 38.3% and 43.7% for the three months ended September 30, 2001 and September 30, 2002, respectively. This improvement in gross margin was the result of increased production levels associated with increased product sales and inventory builds on a relatively flat level of manufacturing expenses from period to period.

        For the three months ended September 30, 2001, only those foreign currency forward exchange contracts meeting the transition period requirements under SFAS 133 and contracts entered into after July 1, 2001 were included in cost of product sales in the consolidated statements of income. For the three months ended September 30, 2002, Cymer qualified for hedge accounting treatment under SFAS 133 and was able to record the net effect of gains or losses from foreign currency forward exchange contracts in cost of product sales in the consolidated statements of income as the related sale to the third party was recognized. Cymer recognized a net loss in cost of sales on such contracts of $89,000 and $2.0 million for the three months ended September 30, 2001 and 2002, respectively.

        Research and Development.    Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 49% from $13.8 million for the three months ended September 30, 2001 to $20.6 million for the three months ended September 30, 2002, due primarily to Cymer's increased investment in the development of higher value-added next generation products. During the third quarter of 2002, Cymer continued its investment in its newest product development effort, the master oscillator power amplifier ("MOPA") platform, or XLA series. Cymer is scheduled to ship the first light source system that utilizes the MOPA platform, the XLA-100, in the first quarter of 2003. Cymer also continued to invest during the quarter in extreme ultraviolet ("EUV") technology and the continuing engineering of the ELS-7000 and Nanolith-7000 products. As a percentage of total revenues, such expenses decreased from 26.0% to 24.4%, primarily due to the larger revenue base in 2002.

        Sales and Marketing.    Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses. Sales and marketing expenses increased 12% from $4.0 million for the three months ended September 30, 2001 to $4.5 million for the three months ended September 30, 2002 due primarily to the level of cost reductions that occurred in 2001 as compared to 2002 in response to the downturn in the semiconductor industry. As a percentage of total revenues, such expenses decreased from 7.5% to 5.3%, primarily due to the larger revenue base in 2002.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 28% from $4.2 million for the three months ended September 30, 2001 to $5.4 million for the three months ended September 30, 2002. This was primarily due to start-up costs associated with Cymer's new Korean manufacturing facility and increased tax professional services. As a percentage of total revenues, such expenses decreased from 8.0% to 6.4%, primarily due to the larger revenue base in 2002.

        Other Expense—Net.    Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts. Net other expense totaled $1.3 million and $444,000 for the three months ended September 30, 2001 and 2002, respectively. The decrease in net other expense was primarily due to higher interest income earned on Cymer's higher cash and investment balances during the third quarter of 2002. These increased cash and investment balances during the three months ended September 30, 2002 are due to the additional cash resulting from the private placement of the 2002 Notes, the call for redemption of the 1997 Notes and the conversion of a significant portion of the 1997 Notes prior to redemption, all of which were completed during the first quarter of 2002. Interest expense was also lower due to the 3.5% interest rate on the 2002 Notes as compared to the blended 5.47% interest rate on the 1997 Notes. Foreign currency exchange losses totaled $358,000, interest income totaled $1.8 million and interest expense totaled $2.7 million for the three months ended September 30, 2001, compared to a foreign currency exchange losses of $542,000, interest income of $2.8 million and interest expense of $2.7 million for the three months ended September 30, 2002.

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

        Income Tax Provision.    The tax benefit of $886,000 and $687,000 for the three months ended September 30, 2001 and 2002, respectively, reflects an annual effective rate of 25% and 16%, respectively. The decrease in the annual effective tax rate during the three months ended September 30, 2002 from 27% to 16% is primarily attributable to increased tax benefits associated with foreign sales and increased benefit from research credits for the year. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

        Revenues.    Product sales increased 3% from $212.7 million for the nine months ended September 30, 2001 to $218.7 million for the nine months ended September 30, 2002. This increase in sales was primarily due to increased ASPs, which was offset by lower light source systems unit sales from period to period. During both the nine months ended September 30, 2001 and 2002, Cymer's sales levels were impacted by the downturn in the semiconductor industry. In the first nine months of 2001, Cymer's revenues and volumes dropped as the semiconductor industry first entered the downturn. In the first nine months of 2002, Cymer continued to have sales volumes indicative of a continued downturn. A total of 280 laser light source systems were sold in the nine months ended September 30, 2001 at an ASP of $543,000, compared to 218 systems sold in the nine months ended September 30, 2002 at an ASP of $717,000. On a currency adjusted basis, the ASP for the nine months ended September 30, 2001 was $558,000 as compared to $714,000 for the nine months ended September 30, 2002. Although the total number of laser light source systems sold during the nine months ended September 30, 2002 was lower than that sold during the same nine month period in 2001, the total revenue generated from such systems sales during the first nine months of 2002 was higher than those in the first nine months of 2001. This is due to increased sales by Cymer of its newer model laser light sources in 2002, particularly its Nanolith-7000 product and its ELS-7000 product. Sales of spares and consumables and service products were slightly higher in 2002 than those in 2001. For the first nine months of 2001, Cymer had $55.1 million in such sales as compared to $57.5 million for the first nine months in 2002. Revenue from funded development projects was $2.0 million and $1.5 million for the nine months ended September 30, 2001 and 2002, respectively.

        Approximately 84% and 90% of Cymer's sales for the nine months ended September 30, 2001 and 2002, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer's wholly-owned Japanese subsidiary, accounted for 44% and 41% of revenues for the nine months ended September 30, 2001 and 2002, respectively.

        Sales to Cymer's three largest customers, ASM Lithography, Canon, and Nikon amounted to 29%, 18% and 29%, respectively, of total revenue for the nine months ended September 30, 2001 and 34%, 19% and 24%, respectively, of total revenue for the nine months ended September 30, 2002.

        Cost of Product Sales.    Cost of product sales decreased 1% from $119.0 million for the nine months ended September 30, 2001 to $117.7 million for the nine months ended September 30, 2002 due primarily to decreased manufacturing expense levels and increased manufacturing efficiencies. The gross margin on these sales was 44.1% and 46.2% for the nine months ended September 30, 2001 and September 30, 2002, respectively. The increase in gross margin in 2002 as compared to 2001 is primarily due to production activities and inventory levels from period to period. Although there were fewer light source system unit sales during the nine months ended September 30, 2002 as compared to the same period during 2001, production levels were much higher and ending inventory balances were increased in 2002. For the nine months ended September 30, 2001, Cymer decreased its inventory balances by $17.1 million whereas it increased its inventory balances by $30.2 million for the nine months ended September 30, 2002.

        For the nine months ended September 30, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income. For the nine months ended September 30, 2002, Cymer qualified for hedge accounting treatment under SFAS 133 and was able to record the net effect of gains or losses from foreign currency forward exchange contracts in cost of product sales in the consolidated statements of income as the related sale to the third party was recognized. Cymer recognized net gains in cost of sales on such contracts of $2.3 million for the nine months ended September 30, 2001, as compared to a net loss of $438,000 for the nine months ended September 30, 2002.

        Research and Development.    Research and development expenses increased 22% from $44.1 million for the nine months ended September 30, 2001 to $53.6 million for the nine months ended September 30, 2002, due primarily to Cymer's increased investment in higher value-added next generation products. During the nine months ended September 30, 2002, these development efforts included Cymer's continued investment in the MOPA platform, or XLA series, as well as continued investments in EUV and continuing engineering of the ELS-7000 and Nanolith-7000 products. As a percentage of total revenues, September 30, 2001 and 2002 expenses increased from 20.5% to 24.3%, respectively, due to increased spending.

        Sales and Marketing.    Sales and marketing expenses decreased 20% from $15.3 million for the nine months ended September 30, 2001 to $12.3 million for the nine months ended September 30, 2002 due primarily to increased operational efficiencies as well as heightened cost controls as a result of the continued downturn in the semiconductor industry. As a percentage of total revenues, such expenses decreased from 7.1% to 5.6% due to decreased spending.

        General and Administrative.    General and administrative expenses decreased 9% from $14.7 million for the nine months ended September 30, 2001 to $13.5 million for the nine months ended September 30, 2002. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls in 2002 due to overall industry conditions. This was offset by start-up costs associated with Cymer's new manufacturing facility in Korea. As a percentage of total revenues, such expenses decreased from 6.9% to 6.1% due to decreased spending.

        Purchased In-Process Research and Development.    Purchased in-process research and development expenses consist of costs associated with the acquisition of ACX and its in-process research and development projects. The total amount of such expenses for the nine months ended September 30, 2001 was $5.1 million. These expenses represented the fair value of ACX's development projects associated with the application of its technology to the semiconductor market. As of the date of the acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability. There were no such expenses for the nine months ended September 30, 2002.

        Other Expense—Net.    Net other expense totaled $326,000 and $1.7 million for the nine months ended September 30, 2001 and 2002, respectively. The increase in net other expense was primarily due to the classification of gains associated with the change in value of foreign currency forward exchange contracts per SFAS 133 in 2001. Since Cymer did not qualify for hedge accounting treatment under SFAS 133 until July 1, 2001, all such gains, except those meeting the transitional period requirements, were recorded in the other income (expense) section of the consolidated statements of income. Cymer qualified for hedge accounting treatment during all of 2002 and thus recorded gains associated with its foreign currency forward exchange contracts to cost of product sales in the same period that the related sale was made to the third party. The increase in interest expense was primarily attributable to additional interest expense incurred during the nine months ended September 30, 2002 in connection with Cymer's private placement of the 2002 Notes in February 2002 and the redemption of its 1997 Notes in March 2002. This increase in expense was offset by an increase in interest income primarily attributable to increased investment balances due to the additional cash generated from the 2002 Notes. Foreign currency exchange gains totaled $1.2 million, interest income totaled $6.7 million and interest expense totaled $8.3 million for the nine months ended September 30, 2001, compared to a foreign currency exchange loss of $422,000, interest income of $7.4 million and interest expense of $8.6 million for the nine months ended September 30, 2002.

        Income Tax Provision.    The tax provision of $3.5 million and $3.4 million for the nine months ended September 30, 2001 and 2002, respectively, reflects an annual effective rate of 25% and 16%, respectively. The lower annual effective tax rate during the nine months ended September 30, 2002 compared to the same nine months in the previous year is primarily attributable to increased tax benefits associated with foreign sales and nondeductible amortization of goodwill and in-process research and development associated with the ACX acquisition in 2001. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, Cymer had approximately $168.1 million in cash and cash equivalents, $80.7 million in short-term investments, $169.1 million in long-term investments, and $353.3 million in working capital.

        In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. The 31/2% / 7 1/4% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the 1997 Notes was 21.2766 shares per $1,000 principal amount. The 1997 Notes were called for redemption on March 25, 2002. Immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer's common stock. As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.

        In February 2002, Cymer issued $250 million in aggregate principal amount in a private placement of notes. The 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the 1997 Notes. The remaining proceeds will be used for Cymer's future operating, investing and financing activities.

        Net cash provided by operating activities was approximately $40.9 million and $1.8 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease in cash provided by operating activities from period to period was primarily due to large increases in inventories and accounts receivable during 2002 which were partially offset by higher net income, increases in accounts payable, accrued and other liabilities and income taxes receivable. The changes in accounts receivable and inventories were due to the start of the industry downturn and decreased sales and bookings during the nine month period ending September 30, 2001, as compared to increased bookings and higher production levels during the nine months ended September 30, 2002.

        Net cash used in investing activities was approximately $16.6 million and $166.0 million for the nine months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2001, the cash provided by investing activities was primarily due to the timing of short-term and long-term investments maturing and being reinvested during the period, offset by a $6.0 million payment made to acquire patents and the purchase of $16.8 million in capital equipment in support of normal business activities during the period. The cash used in investing activities of $166.0 million during the nine months ended September 30, 2002 primarily reflects short-term and long-term investments being made from the net proceeds resulting from the convertible subordinated note transactions in February and March 2002, and $24.5 million in capital equipment purchases. Included in these capital purchases for 2002 are costs associated with Cymer's new spare parts refurbishment factory in Korea, which was completed in September 2002, and costs associated with the construction of a new manufacturing and office facility adjacent to its corporate headquarters located in San Diego, California.

        In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to the corporate headquarters. This manufacturing and office facility will be completed in two phases, with phase one currently scheduled for completion by April 2003 and phase two currently expected to be completed by November 2003. Cymer will self-fund the cost of the construction project, which is estimated to be approximately $50 million.

        Net cash used in financing activities was approximately $25.1 million for the nine months ended September 30, 2001 as compared to net cash provided by financing activities of approximately $221.0 million for the nine months ended September 30, 2002. The net cash used in financing activities for the nine months ended September 30, 2001 was attributable to the repurchase of $24.9 million in outstanding 1997 Notes and an $8.7 million payment on Cymer's revolving loan during the period, offset by the receipt of $8.8 million upon issuance of common stock due to employee stock option exercises. For the nine month period ended September 30, 2002, the $221.0 million provided by financing activities was primarily due to the activity during the first quarter of 2002 on Cymer's convertible subordinated notes. The private placement of 2002 notes that Cymer completed in February 2002 resulted in net proceeds to the company of approximately $242.1 million. Of these net proceeds, Cymer used $39.6 million to redeem a portion of its outstanding 1997 Notes and to pay accrued interest and premiums due on those notes. In addition, Cymer received greater proceeds from employee stock option exercises during the nine months ended September 30, 2002 as compared to September 30, 2001 due to increased options exercises attributable to higher market valuations of Cymer's stock from period to period. The total proceeds from such employee stock option exercises were $8.8 million and $18.3 million during the nine months ended September 30, 2001 and 2002, respectively.

        Since its initial public offering and a secondary public offering, both in 1996, Cymer has funded its operations primarily from cash generated from operations, the proceeds of convertible subordinated note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

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

        At September 30, 2001 and 2002, Cymer did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, Cymer did not engage in trading activities involving non-exchange traded contracts. As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships. Cymer does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties except as disclosed herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Cymer's discussion and analysis of its financial condition and results of operations are based upon Cymer's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Cymer to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of its on-going internal processes, Cymer evaluates its estimates, including those related to inventory reserves, warranty obligations, revenue recognition, allowances for bad debt, impaired assets, intangible assets, income taxes, investments, and contingencies and litigation. Cymer bases these estimates upon both historical information and other assumptions that it believes valid and reasonable under the circumstances. These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources. Actual results could vary from those estimates under different assumptions and conditions.

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

        Cymer provides for the estimated cost of product warranties at the time the related revenue is recognized. The amount of this provision is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer's different products. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision. Although Cymer engages in product improvement programs and processes, its warranty obligation is affected by product failure rates and costs incurred to correct those product failures at customer sites. Should actual product failure rates or estimated costs to repair those product failures differ from Cymer's estimates, revisions to its estimated warranty provision would be required.

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

        Our revenues and operating results from quarter-to-quarter may fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q for the period ending September 30, 2002. These factors include:

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

        The semiconductor equipment industry is highly cyclical. We derive a substantial percentage of our revenues from photolithography tool manufacturers ("our customers"). Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on the current and anticipated market demand for semiconductors and products using semiconductors.

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

        Our newest product introduction project consists of a technology change from a single- discharge-chamber designed excimer laser to a dual-discharge-chamber design called MOPA. This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three DUV wavelengths—248nm, 193nm and 157nm. There are risks inherent in transitioning to this new technology. These risks include timely and cost effective execution of the product development plan, adoption of the product by photolithography tool manufacturers and semiconductor manufacturers, and the development of a comparable product by our competitors.

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

        Three large firms, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three firms accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended September 30,
	2001	2002
ASM Lithography	29%	34%
Canon	18	19
Nikon	29	24

Total	76%	77%

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

        Our only product line is excimer laser light source systems, which include krypton fluoride, argon fluoride and fluorine systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer laser light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer lasers as the chosen light source for their photolithography tools. Semiconductor manufacturers may choose not to adopt excimer lasers for a variety of reasons, including:

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

        As of September 30, 2002, we owned 158 United States patents covering certain aspects of technology related to excimer lasers and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2020. As of September 30, 2002, we also had applied for 92 additional patents in the United States. As of September 30, 2002, we owned 141 foreign patents and had filed 333 patent applications pending in various foreign countries.

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

        We have approved Seiko as a qualified manufacturer of our excimer laser light sources. Komatsu has told Seiko that certain aspects of our laser light sources may infringe Komatsu's Japanese patents. Further, Komatsu advised Seiko that it intends to enforce its rights under such Japanese patents against Seiko if Seiko continues to manufacture excimer laser light source products for us. In connection with our manufacturing agreement with Seiko, we have agreed to indemnify Seiko against any such claims under certain circumstances. To date, Komatsu has not initiated any such legal action. If Seiko stops manufacturing our laser light source products in Japan because of Komatsu's claims, our ability to manufacture laser light sources that are in demand in such area could be materially and adversely affected.

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

        Cymer Cambridge's technology addresses stability and motion control challenges that we believe will be important to the future of the photolithography tool industry. We purchased Cymer Cambridge with the expectation that the ACX technology would produce benefits to us, including:

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

        Various factors may significantly affect the market price of our common stock, including:

  •
  the cyclical nature of the semiconductor industry,

  •
  actual or anticipated fluctuations in our operating results,

  •
  conditions and trends in the light source device and other technology industries,

  •
  announcements of innovations in technology,

  •
  new products offered by us or our competitors,

  •
  developments of patents or proprietary rights,

  •
  changes in financial estimates by securities analysts,

  •
  general worldwide political, economic, and market conditions, and

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

        As of September 30, 2002, Cymer had outstanding foreign currency forward exchange contracts to buy US $59.0 million for 7.3 billion yen under foreign currency exchange facilities with contract rates ranging from 115.50 yen to 133.02 yen per U.S. dollar. These contracts expire on various dates through July 2003.

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

        In February 2002, Cymer issued $250 million in aggregate principal amount in a second private placement of notes. The notes are unsecured and are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at a fixed interest rate of 3 1/2% per annum. The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount. Cymer used a portion of the net proceeds from this private placement to redeem the notes issued in August 1997. These notes are recorded at face value on the consolidated balance sheets. The fair value of such debt based on quoted market prices on September 30, 2002 was $196.3 million.

ITEM 4. Controls and Procedures

        Evaluation of disclosure controls and procedures. Cymer's chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of such date, Cymer's disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

        Changes in internal controls. There have been no significant changes in Cymer's internal controls since the Evaluation Date. Cymer is not aware of any significant change in any other factor that could significantly affect its internal controls subsequent to the Evaluation Date.

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

  Section 906 Certifications

          This report when filed with the Commission was accompanied by written statements by Robert P. Akins, our chief executive officer, and Nancy J. Baker, our chief financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. (a) Exhibits

    10.1
    Standard Form of Agreement between owner (Cymer, Inc.) and contractor (Hensel Phelps Construction Company) dated July 22, 2002.

  Reports on Forms 8-K

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC. (Registrant)
Date: November 12, 2002	By:	/s/ NANCY J. BAKER Nancy J. Baker Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

I, Robert P. Akins, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Cymer, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ ROBERT P. AKINS Robert P. Akins Chairman, Chief Executive Officer

CERTIFICATION

I, Nancy J. Baker, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Cymer, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ NANCY J. BAKER Nancy J. Baker Sr. Vice President, Chief Financial Officer

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CYMER, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three and Nine Months Ended September 30, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. (a) Exhibits
SIGNATURES
CERTIFICATION
CERTIFICATION