Form 10-K
period 2002-12-31
CYMER INC
filed 2003-03-27
CIK 897067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-21321

CYMER, INC

(Exact name of registrant as specified in its charter)

Nevada	33-0175463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16750 Via Del Campo Court, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (858) 385-7300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $.001 par value Preferred Share Purchase Rights	Nasdaq National Market Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $35.04 for shares of the registrant’s Common Stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $1,171,382,750.  In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates.  The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of  March 14, 2003:  34,351,416.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of  this Annual Report on Form

10-K: portions of registrant’s proxy statement for its annual meeting of stockholders to be held on May 22, 2003.

CYMER, INC.

2002 Annual Report on Form 10-K

CYMER and INSIST ON CYMER are registered trademarks of Cymer, Inc.

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities;  product sales; service and support revenues; research and development plans and expenditures; the adequacy of capital resources; the effects of the continuing downturn in the semiconductor industry; and competitive positioning, and may contain words such as “believes,” “anticipates,” “expects,” “may,” “will,” “could,” “might,” “should,” and words of similar import.  These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties.  Actual events or results may differ materially from those projected in such statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results” and elsewhere in this report.  Cymer assumes no obligation to update any forward-looking statements contained in this report.

PART I

Item 1.  Business

General

Cymer is the world’s leading supplier of excimer light sources, the essential light source for deep ultraviolet, (“DUV”), photolithography systems. DUV lithography is a key enabling technology that has allowed the semiconductor industry to meet the exact specifications and manufacturing requirements for volume production of today’s most advanced semiconductor chips. Cymer’s light sources are incorporated into step-and-repeat (“steppers”) and step-and-scan (“scanners”) photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. Cymer’s excimer light sources constitute a substantial majority of all excimer light sources incorporated in DUV photolithography tools. Cymer’s products consist of photolithography light sources, replacement parts and service. Cymer maintains a worldwide service organization that supports its installed base of light sources.  As of December 31, 2002, this installed base totaled 1,986 light sources. Cymer’s customers include all three manufacturers of DUV photolithography systems: ASM Lithography, Canon and Nikon. Photolithography systems incorporating Cymer’s excimer light sources have been purchased by each of the world’s 20 largest semiconductor manufacturers: Advanced Micro Devices, Fujitsu, Hitachi, Hynix, IBM, Infineon, Intel, Matsushita, Micron, Mitsubishi, Motorola, NEC, Philips, Samsung, Sanyo, Sharp, Sony, ST Microelectronics, Texas Instruments, and Toshiba.

Other Information

Cymer is a Nevada corporation, incorporated on July 12, 1996. Cymer was originally incorporated in California in 1986 and reincorporated in Nevada in 1996.

Cymer’s website address is http://www.cymer.com.  Our filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our internet website as soon as reasonably practicable after being filed with or furnished to the SEC.

In 2003, Cymer intends to adopt a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Cymer intends to post the text of the code of ethics on its website which can be accessed at http://www.cymer.com in connection with “Investor” materials.  In addition, Cymer intends to promptly disclose (1) the nature of any amendment to the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on Cymer’s website in the future.

Products and Services

Cymer’s products primarily consist of photolithography light sources, replacement parts and service.

Photolithography Light Sources

Cymer’s photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in fractions of a micron or in nanometers (“nm”) One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton fluoride (“KrF”) gases produce 248 nm light, argon fluoride (“ArF”) gases 193 nm light, and Fluorine (“F2”) gas 157 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  Cymer has designed its light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.  Cymer’s light sources are used to pattern the integrated circuits, or “chips”, that power many of today’s advanced consumer and business electronics.  In 2002, Cymer sold 282 light source systems at an average selling price (“ASP”) of $720,000.

248 nm KrF Light Sources

ELS-7000™ - Cymer’s latest KrF production light source designed for next-generation lithography applications at the 248 nm wavelength, the ELS-7000, is expected to be a key enabler in the production of devices with sub-.13 micron design rules.  The ELS-7000, which operates at a repetition rate of 4 kilohertz (“kHz”), provides the highest spectral power of any of Cymer’s KrF light sources, and provides customers with the flexibility to “mix and match” the KrF and ArF products to accommodate multiple DUV wavelengths –248 nm and 193 nm – in the same manufacturing environment.

6000 Series - The 6000 Series consists of two light source models that are within Cymer’s cutting-edge 248 nm KrF portfolio and are designed for the production of semiconductor devices down to 130 nm (0.13 micron) design rules:

•                  ELS-6010 - The ELS-6010 is a 20 watt (“W”) KrF production light source that offers a 2.5 kHz repetition rate and is designed for lithography steppers and scanners with >0.70 numerical aperture (“NA”) lens designs. The ELS-6010 is a key enabler in the production of devices with 130 nm and below design rules. The ELS-6010 delivers advanced line-narrowed spectral bandwidth of 0.5 pm full width half maximum (“FWHM”) and 1.4 pm (95% energy integral). The ELS-6010, which is based on the production proven ELS-6000™, also incorporates power and chamber module advances for superior dose stability improving critical dimension (“CD”) control and process yield.

•                  ELS-6000™ - The ELS-6000 is a 2 kHz light source designed for advanced steppers and scanners for the production of devices with 180 nm and below geometries. The 20 W ELS-6000 is designed for the most advanced optical systems with up to 0.70 NA lens designs. Incorporating advances in the light source chamber, pulse power and optics modules, the ELS-6000 enables significant improvements in throughput rates and CD control through its ±0.4% energy dose stability, 0.6 pm bandwidth FWHM, and 2.0 pm bandwidth at 95% energy integral.

5000 Series - With a repetition rate of 1 kHz, this solid-state pulse power light source series is engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in the manufacture of semiconductors with 250 nm and smaller design rules.  The 5000 series consists of the following models: ELS-5010, ELS-5005 upgrade, ELS-5000 and EX-5000.

193 nm ArF Light Sources

XLA 100 - The XLA 100 is Cymer’s new, ultra line-narrowed, high power 4 kHz ArF production light source for next generation lithography tools. Featuring a dual chamber design called Master Oscillator Power Amplifier (“MOPA”), the XLA 100 provides outstanding optical and power performance. MOPA enables the XLA 100 to produce 40 W of output power, which is twice the output power of Cymer’s earlier and previously most powerful, single chamber-based ArF models.

By utilizing the ArF (193 nm) exposure wavelength, the XLA 100 enables chip design rules to shrink, which leads to faster processing speeds and boosts memory capacity per chip. With an ultra line-narrowed spectral bandwidth of ≤0.25pm FWHM, the tightest spectral bandwidth performance of any DUV production light source, the XLA 100 produces high contrast imaging for lithography tools with an NA up to 0.9.

NanoLith™ 7000 - The NanoLith 7000, 4 kHz 20W ArF light source for 193 nm step-and-scan tools provides leading edge optical performance. With highly line-narrowed bandwidth of ≤0.5 FWHM and ≤1.3 pm (95% energy integral), the NanoLith 7000 enables high contrast imaging from lithography scanners using lenses with an NA over 0.75. The NanoLith 7000 ArF light source model incorporates new technological solutions in the area of pulsed power design, light source discharge chamber, and wavelength stabilization, to enable tight control of exposure dose (<± 0.3%) and light source wavelength (<± 0.03pm).

ELS-6010A - The ELS-6010A is a highly line-narrowed, high power 193 nm light source for lithography tools.  The ELS-6010A has been designed to meet resolution image contrast, and wafer throughput requirements in semiconductor chip production at the <130 nm node.  The shorter wavelength enables chip design to shrink, leading to higher processor speed, more memory per chip, and better yield per wafer.  The ELS-6010A, 2kHz 10 watt ArF production light source for 193 nm step-and-scan tool provides leading edge optical performance.  With a highly line-narrowed bandwidth, the ELS-6010A enables high contrast imaging from lithography scanners using high NA lenses.  The ELS-6010A ArF light source model incorporates new technological solutions in the area of light source discharge chamber and wavelength stabilization, and enables tighter control of exposure dose (<+0.3%).

ELX-5000A -  With a repetition rate of 1 kHz, this solid-state pulse power light source series is engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in the manufacture of semiconductors with 250 nm and smaller design rules.  Designed for steppers and scanners with numerical apertures as high as 0.70, the ELX-5000A provides 5 Watts of output power, controls bandwidth to 2.0 pm 95% energy integral, and delivers an energy dose stability of ±0.6%.

Cymer’s light sources incorporate advanced software control and diagnostic systems.  The control system provides users with on-line monitoring of light source operating conditions, with diagnostic readings (including flow rate, temperatures, pressures and light quality), that are automatically monitored by the photolithography tool’s control system. Additionally, configurable parameters can be adjusted to optimize the light source’s performance for each customer’s system.  A portable computer attached to the light source logs this data, automatically providing critical information about performance and reliability. The light sources are also designed for easy serviceability, with most major modules and components articulated for easy swing-out or roll-out motion to facilitate inspection and replacement.

Revenues generated from sales of light sources amounted to approximately $255.8 million, $189.5 million, and $203.1 million during 2000, 2001, and 2002, respectively.

Replacement Parts

Certain components and subassemblies included in Cymer’s light sources require replacement or refurbishment following extended operation.  For example, the discharge chamber of Cymer’s light sources has an expected life of approximately three to ten billion pulses, depending on the model.

Cymer estimates that a light source used in a semiconductor production environment will require one to two replacement chambers per year, depending upon the level of usage.  Similarly, certain optical components of the light source deteriorate with continued exposure to DUV light and require periodic replacement.  Cymer provides these and other spare and replacement parts for its photolithography light sources as needed by its customers.

Revenues generated from sales of replacement parts amounted to approximately $101.8 million, $62.5 million, and $66.8 million during 2000, 2001, and 2002, respectively.  Revenues from replacement parts is dependent on both the utilization of Cymer’s light source systems and the size of the installed base of light sources.  Although the size of Cymer’s installed base has increased over the last few years, the utilization of Cymer’s light source systems has decreased.  This decreased utilization is due to the continued downturn in the semiconductor industry.  If this downturn continues, this decreased level of utilization may continue from period to period.

Service

As the life and usage of Cymer’s installed base of light sources in production at chipmakers exceeds the original warranty periods (generally 17 to 26 months from date of shipment), some chipmakers request service contracts from Cymer.  Additionally, Cymer provides service contracts directly to the three semiconductor DUV photolithography equipment manufacturers. These contracts require Cymer to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Some of these contracts include replacement of consumable parts.

Revenues generated from service and service contracts amounted to approximately $7.4 million, $11.7 million, and $15.8 million during 2000, 2001, and 2002, respectively.  We expect service and service contract revenues to continue this upward trend in the future as Cymer’s installed base grows and the warranty period of those light source systems expire.

Customers and End Users

Cymer sells its photolithography light source products to each of the three manufacturers of DUV photolithography tools:

ASM Lithography	Canon	Nikon

Cymer believes that maintaining and strengthening customer relationships will play an important role in maintaining its leading position in the photolithography market.  Cymer works closely with its customers to integrate Cymer’s products into their photolithography tools.  Sales to ASM Lithography, Canon, and Nikon accounted for 32%, 21% and  24%, respectively, of total revenue in 2002.

 Revenues generated from customers within the United States amounted to $69.2 million, $41.3 million and $29.1 million during 2000, 2001 and 2002, respectively.  Revenues generated from customers outside of the United States amounted to $298.2 million, $228.1 million and $261.1 million during 2000, 2001, and 2002, respectively.

Revenues generated from customers located in Japan amounted to $156.1 million, $111.6 million and $123.4 million during 2000, 2001 and 2002, respectively.  Revenues generated from customers located in the Netherlands amounted to $89.7 million, $93.2 million and $91.4 million during 2000, 2001, and 2002, respectively.

End users of Cymer’s light sources include the world’s 20 largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating Cymer’s light sources:

United States	Japan	Singapore	Taiwan/China	Korea

Agere Systems	Denso	1st Silicon	ERSO	ANAM F1
Agilent Technologies	Elpida Memory Inc.	Chartered Silicon Partners	Mosel	Dongbu
AMD	Fuji Film	Silterra	MXIC	Hynix Semiconductor Inc.
Applied Materials	Fujitsu	SSMC	Nan-ya	Samsung
Atmel	Hitachi		Promos
Clariant Corp.	JSR		PSC
Conexant Systems	Kawasaki Seitetsu		SIS	Europe
Cypress	Matsushita		SMIC
Headway Technologies	Mitsubishi		TSMC	Altis Semiconductor
HP	NEC		UMC Group	C-NET
IBM	OKI		Winbond Group	Ericsson Microelectronics AB
Integrated Device Technology	Rohm			IMEC v.z.w †
Intel	Sanyo			Infineon Technologies AG
LSI Logic Corp.	Seiko			Micronas GmbH
Maxim Integrated Products	SELETE †			Philips
Microchip Technology Inc.	Sharp			ST Microelectronics
Micron Technology	Sony
Motorola	Tokyo Electron Ltd.
National Semiconductor	Tokyo Ohka Kougyo Co.
SEMATECH †	Toshiba
Shipley	Trecenti Technologies
Texas Instruments
VLSI
Wafertech

†  A semiconductor industry consortium.

Backlog

Cymer schedules production of light sources based upon order backlog and informal customer forecasts.  Cymer includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months.  Because customers may cancel or delay orders with little or no penalty, Cymer’s backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.  At December 31, 2002, Cymer had a backlog of approximately $100.1 million compared with a backlog of $97.1 million at December 31, 2001.

Manufacturing

Cymer’s manufacturing activities consist of material management, assembly, integration and testing.  These activities are performed in a 124,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of Class 10,000 cleanroom manufacturing and test space.  In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more efficiently to customer demand, Cymer has outsourced the manufacture of many of its subassemblies. Cymer’s outsourcing strategy is exemplified by the modular design of Cymer’s products.  Substantially all  manufacturing of the nonproprietary subassemblies have been outsourced. As a result, Cymer is increasingly dependent upon these outsourced suppliers to meet Cymer’s manufacturing schedules.  The failure by one or more of these suppliers to supply Cymer on a timely basis with sufficient quantities of components or subassemblies that perform to Cymer’s specifications could affect Cymer’s ability to deliver completed light sources to its customers on schedule. Cymer believes that the highly outsourced content and manufacturable design of its products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, Cymer intends to continue to provide additional training to manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop its supplier management and engineering capabilities.

In addition to the manufacturing capacity at its facilities in San Diego, California, Cymer completed the construction of a manufacturing facility in Korea in late 2002.  This facility will be used as a refurbishment facility and will refurbish one of Cymer’s core modules, its chamber, initially for light sources in Korea, and ultimately for the Asia-Pacific region.  This new refurbishment facility in Korea includes 6,550 square feet of Class 10,000 cleanroom manufacturing space.  All of the final qualification phases for this facility were completed during the fourth quarter of 2002 and the first chamber was shipped to a customer from this facility in January 2003.

During the period from 1997 through March 2003, Cymer also had additional manufacturing capacity as a result of its contract manufacturing agreement with Seiko Instruments, Inc.  (“Seiko”).  Seiko was qualified as a contract manufacturer of Cymer’s light source systems and began production of its light sources in 1997.  Although the original agreement, which was set to expire in 2003, could have been renewed for an additional two years, Cymer and Seiko have mutually consented to the termination of this contract.  As a result, Seiko will no longer manufacture light source systems for Cymer effective March 31, 2003.  The termination of this agreement is not expected to impact Cymer’s production of light source systems in the future.

Certain of the components and subassemblies included in Cymer’s products are obtained from a single supplier or a limited group of suppliers.  For certain optical components used in its light source systems, Cymer currently utilizes a single supplier.  Although Cymer has not aggressively pursued other vendors for these optical components, it has attempted to qualify one other vendor.  To date, this vendor has been unsuccessful in producing these optical components and has not been qualified by Cymer.  To reduce the risk associated with this single supplier, Cymer carries a two-year supply of these optical components.  This two year supply is based upon current business activities, so any significant increase in production would likely result in a quicker consumption of these optical components. To date Cymer has been able to obtain adequate supplies of the components and subassemblies used in the production of Cymer’s light source systems in a timely manner from existing sources.  If in the future Cymer is unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet Cymer’s quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on Cymer’s business, financial condition and results of operations.

Sales and Marketing

Cymer’s sales and marketing efforts have been predominately focused on DUV photolithography tool manufacturers.  Cymer markets and sells its products through its own worldwide direct sales force. Cymer has developed product and applications engineering teams to support the account managers and Cymer’s customers.  Cymer believes that to facilitate the sales process it must work closely with and understand the requirements of semiconductor manufacturers, the end users of Cymer’s products.

Service and Support

Cymer believes its success in the semiconductor photolithography market is highly dependent upon after-sales support of both the direct customer and the end user.  Cymer supports its customers with field service, technical service engineers and training programs, and in some cases provides ongoing on-site technical support at the customer’s manufacturing facility.  Prior to shipment, Cymer’s support personnel typically assist the customer in site preparation and inspection and provide customers with training at Cymer’s facilities or at the customer’s location. Direct customers and end users are also provided with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

Cymer’s field engineers and technical support specialists are based at its San Diego headquarters, and at its field service offices located throughout the United States. Support in Europe,

Japan, Korea, Singapore, the People’s Republic of China, and Southeast Asia are provided by Cymer’s subsidiaries located within those regions.  As part of its customer service, Cymer maintains an inventory of spare parts at each of its service facilities.  As Cymer’s installed base grows, replacement parts required to satisfy worldwide support requirements, as well as Cymer’s own logistics support organization, will be subject to the fluctuating demands of the semiconductor industry. In order to meet these demands, Cymer must continue to effectively manage its production of component modules which are required for new systems, as well as for support and warranty requirements for installed systems.

Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its light sources is critical and that it cannot depend solely on its customers to provide this specialized service.  Therefore, Cymer believes it is essential to maintain, through its own personnel and trained third-party sources, a rapid response capability to service its customers throughout the world.  Accordingly, Cymer has an ongoing effort to continuously develop its direct support infrastructure in Japan, Korea, Taiwan and Southeast Asia, Singapore, the People’s Republic of China, Europe and the United States.  This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions.

Cymer generally warrants its new light source products against defects in design, materials, and workmanship.  The warranty coverage period and terms vary by light source model.  In general, the warranty coverage period ranges from 17 to 26 months after shipment.

Research and Development

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements.  Cymer believes that continued and timely development and introduction of new and enhanced light source products are essential for Cymer to maintain its competitive position.  Cymer intends to continue to develop its technology and innovative products to meet customer demands. Current projects include enhancements to Cymer’s KrF and ArF light sources and the new MOPA platform. Other research and development efforts of the next generation of photolithography light sources are currently focused on F2 and extreme ultra violet (“EUV”) technology and product development. In addition there are ongoing efforts to improve ongoing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.  In March 2002, Cymer announced an agreement with a major U.S. chipmaker to provide funding for Cymer’s research and development efforts on EUV technology.

Cymer has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Research and development expenses for 2000, 2001, and 2002 were approximately $45.4 million, $58.4 million, and $73.7 million, respectively.

In addition to funding its own research and development projects, Cymer has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH, a semiconductor industry consortium, in order to develop advanced technology for current and future light source systems based on Cymer’s core technology.  Revenues generated from research and development contracts amounted to approximately $1.2 million, $2.4 million, and $2.2 million during 2000, 2001, and 2002, respectively.

Cymer plans to expand its product portfolio within the lithography sector of the semiconductor capital equipment industry by enhancing existing products, offering new products and developing new semiconductor applications.  Cymer Boston, which was known as Active Control eXperts (“ACX”) prior to its acquisition by Cymer in February  2001, provides Cymer with opportunities to enhance and develop new products using the ACX active structural control technology that can diagnose, design and implement a motion control solution for unwanted nano-motions.  This technology may be applied to many types of equipment and enhance the platforms of tools.

Intellectual Property Rights

Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents.  As of December 31, 2002, Cymer owned 165 United States patents covering certain aspects of technology associated with light sources and piezo techniques.  Such patents will expire at various times during the period from January 2008 through April 2021.  As of December 31, 2002, Cymer had also applied for 88 additional patents in the United States. As of December 31, 2002, Cymer owned 149 foreign patents and had filed 328 patent applications pending in various foreign countries.

Cymer’s pending patent applications and any future applications might not be approved. Cymer’s patents might not provide Cymer with competitive advantages.  Third parties might challenge Cymer’s patents.  In addition, patents held by third parties might have an adverse effect on Cymer’s ability to do business. In this regard, due to cost constraints, Cymer did not begin filing for patents in Japan or other countries with respect to inventions covered by its United States patents and patent applications until 1993. Therefore, Cymer lost the right to seek foreign patent protection for certain of its early inventions. Additionally, because foreign patents may afford less protection under applicable foreign law than may be available under corresponding United States patent law, any such patents issued to Cymer might not adequately protect Cymer’s technology in a given foreign jurisdiction. Furthermore, third parties might independently develop similar products, duplicate Cymer’s products or, to the extent patents are issued to Cymer, design around those patents.

Others may have filed and in the future may file patent applications that are similar or identical to those of Cymer. To determine the priority of inventions, Cymer may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to Cymer.  Such third-party patent applications might have priority over patent applications filed by Cymer.

Cymer also relies upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its confidential and proprietary information.  Despite these efforts, third parties might independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Cymer’s trade secrets or disclose such technology.  Cymer might not be able to meaningfully protect its trade secrets.

Cymer has in the past funded a portion of its research and development expenses from outside research and development revenues.  Cymer has received such revenues from government sponsored programs, photolithography tool manufacturers and from SEMATECH, a research consortium, in connection with the design and development of specific products. Cymer currently funds a small portion of its development expenses through SEMATECH, tool manufacturers and semiconductor manufacturers. Although Cymer’s arrangements with these manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by Cymer, disputes over the ownership or rights to use or market such intellectual property might arise between Cymer and such parties.

Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing intellectual property rights of others.  Conversely, Cymer has in the past notified, and may in the future notify, third parties that they may be infringing Cymer’s intellectual property rights.

Specifically, Cymer has engaged in discussions with Gigaphoton, a joint venture between Ushio and Komatsu, with respect to certain of Komatsu’s Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese and U.S. patents that Komatsu asserts may be infringed by Cymer or by Cymer’s former Japanese manufacturing partner, Seiko.  Komatsu has also notified one of Cymer’s integrator customers, Nikon, of its belief that Cymer’s light sources infringe several of Komatsu’s Japanese and U.S. patents.  Cymer, in consultation with Japanese patent counsel, has initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. Some of these oppositions have been dismissed by the Japanese Patent Office. Litigation might ensue with respect to the Komatsu Japanese patents or Komatsu U.S. patents.  Also, Komatsu might assert infringement claims under other or additional patents.  Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer.  In connection with its former manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

Cymer has notified its competitors and others of Cymer’s United States patent portfolio.  Cymer has specifically asserted certain of its U.S. patents against Komatsu when informed that Komatsu light sources might be integrated into steppers intended for shipment into the U.S.  Cymer and Komatsu have engaged in discussions with regard to each party’s claims.  Those discussions might not be successful and litigation could result.  Attorneys representing Komatsu challenged one of Cymer’s U.S. patents in the U.S. Patent Office, but it was subsequently re-issued by the USPTO.  During 2000, Komatsu’s lithography light source business was transferred to Gigaphoton, Inc.  Subsequently, Cymer and Gigaphoton have engaged in discussions with regard to each party’s patents.  Those discussions might not be successful and litigation could result.  Cymer has also been engaged in patent discussions with another competitor, Lambda-Physik, concerning allegations by each party against the other of possible patent infringement.  These discussions also might not be successful and litigation could result.

Any patent litigation initiated by Cymer, or initiated by Cymer’s competitors against Cymer, would, at a minimum, be costly.  Litigation could also divert the efforts and attention of Cymer’s management and technical personnel.  Both could have a material adverse effect on Cymer’s business, financial condition and results of operations.  Furthermore, in the future other third parties might assert other infringement claims, and customers and end users of Cymer’s products might assert other claims for indemnification resulting from infringement claims.  Such assertions, if proven to be true, might materially adversely affect Cymer’s business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party’s intellectual property rights.  However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology.  Any of these actions could be costly and would divert the efforts and attention of Cymer’s management and technical personnel, which would materially adversely affect Cymer’s business, financial condition and results of operations.

Effective August 1, 1989 and lasting until the expiration of the licensed patents, Cymer entered into an agreement for a nonexclusive worldwide license to use or sell certain patented light source technology with Patlex Corp., a patent holding company (“Patlex”).  Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its light sources, subject to an annual cap of $100,000 per year.  During 2000, 2001 and 2002, royalty fees totaled $100,000 per year.

Cymer has granted Seiko a right of first refusal to fund Cymer’s development of, and receive a license to, new industrial light source technologies not developed with funding from other parties.  In exchange for these rights, Cymer received up-front license fees of $3.0 million in aggregate during 1992 and 1993. Cymer was also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation.  Through 1999, Cymer earned no royalties under the agreement. The license agreement also provides that product sales between Cymer and Seiko will be at a 15% discount from the respective companies’ list prices.  The agreement terminates in August 2012.  There has been no Seiko production or sales activity associated with this contract to date and this contract does not apply to Cymer’s current light source system products.

Cymer has registered the trademark CYMER in the United States and certain other countries and is seeking additional registrations of other trademarks including “Insist on Cymer” in the United States and in certain other countries.  Cymer uses these and a variety of other marks in its advertisements and other business activities around the world.  Based on the use of these or other marks, Cymer might be subjected to actions for trademark infringement, which could be costly to defend. If a challenge to a mark were to be successful, Cymer might be required to cease use of the mark and, potentially, to pay damages.

Competition

Cymer believes that the principal elements of competition in Cymer’s markets are the technical performance characteristics of the excimer light source products and the operating efficiency of the system, which is based on availability, performance efficiency and rate of quality. Cymer believes that it competes favorably with respect to these factors.

Cymer currently has two significant competitors in the market for light source systems for DUV photolithography applications.  Gigaphoton is headquartered in Japan, and Lambda-Physik, which is headquartered in Germany.  Cymer believes that Gigaphoton and Lambda-Physik are aggressively seeking to gain larger positions in this market.  Cymer believes that its three DUV photolithography tool manufacturing customers have each purchased products offered by these competitors and that its customers have qualified the competitors’ light sources for use with their products. Both Gigaphoton and Lambda-Physik are located in closer proximity to certain of Cymer’s customers than Cymer. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere.  Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. and Europe.  Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

In the future, Cymer will likely experience competition from other technologies, such as EUV and electron projection lithography or (“EPL”).  To remain competitive, Cymer believes that it will need to manufacture and deliver products to customers on a timely basis without significant defects and maintain a high level of investment in research and development and sales and marketing. Cymer might not have sufficient resources to continue to make the investments necessary to maintain its competitive position.

Larger competitors with substantially greater financial resources, including other manufacturers of industrial light sources for advanced lithography, may attempt to enter the market.  Further, other competitors may introduce new and enhanced product offerings that customers deem superior to Cymer’s products.  Future competitors may also be attracted to Cymer’s growing installed base of  light sources and seek to provide consumables and refurbished parts to that installed base.

Employees

On December 31, 2002, Cymer employed 841 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as Cymer is aware. Cymer has not experienced any work stoppages and believes that its employee relations are good.

Executive Officers

Set forth below is certain information regarding the executive officers of Cymer and their ages as of March 14, 2003.

Name	Age	Position

Robert P. Akins	51	Chairman of the Board and Chief Executive Officer
Pascal Didier	44	President and Chief Operating Officer
Nancy J. Baker	40	Senior Vice President, Chief Financial Officer
Hugh R. Grinolds	51	Executive Vice President, Corporate Process and Services
Edward P. Holtaway	47	Executive Vice President, Lithography System Solutions
Brian C. Klene	45	Executive Vice President, Emerging Technology and Applications
John Shin	48	Executive Vice President, Semiconductor Manufacturing Solutions
Rae Ann Werner	38	Vice President, Controller and Chief Accounting Officer
Tsunehisa Yamashita	56	President, Cymer Japan

Robert P. Akins, one of Cymer’s co-founders, has served as its chairman and chief executive officer since its inception in 1986, and also served as president of the company from its inception until May 2000. He currently serves on the board of directors for both Extraction Systems Inc. and SEMI North America, and on the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego. Mr. Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow co-founder Rick Sandstrom, received the outstanding alumnus award from the University of California, San Diego and the prestigious SEMI Award for North America, the highest honor conferred by Semiconductor Equipment and Materials International, in 1996 for contributions to the field of DUV lithography. Mr. Akins received a bachelor’s degree in physics, a bachelor’s degree in literature, and a doctorate in applied physics from the University of California, San Diego.

Pascal Didier has served as president and chief operating officer since May 2000. He served as senior vice president, worldwide customer operations from November 1997 until May 2000, and served as vice president of sales and marketing from July 1997, when he joined the company, until November of that year. He served as vice president of worldwide sales and field operations with GaSonics International, a semiconductor capital equipment manufacturer, from June 1995 to June 1997, and served in the additional capacity of vice president of Asia/Pacific for that company from June 1995 to June 1996. Prior to that, Mr. Didier served for two years as vice president of international operations for Megatest Corporation, a semiconductor test equipment manufacturer. Mr. Didier received a bachelor’s degree in business and administration from the College de Paris VII and a bachelor’s degree in electronics from the Institut Universitaire de Lyon.

Nancy J. Baker has served as senior vice president and chief financial officer since January 2002.  Prior to that, she served as Cymer’s vice president, finance and treasurer from June 1998 to December 2001.  During 2000, she headed the company’s successful effort to implement a new Enterprise Resource Planning ("ERP") system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer.  She joined Cymer as corporate controller for worldwide operations in August 1992.  Ms. Baker’s professional career spans more than 17 years, and prior to joining Cymer, she held a variety of financial management positions with an international manufacturer in the San Diego area.  Ms. Baker received a bachelor’s degree in accounting from the University of Texas at Austin in 1985 and completed the executive advanced management program at Harvard Business School in 1999.

Hugh R. Grinolds has served as executive vice president of the Corporate Processes and Services group since October 2002. Before that, he served as a senior director of the EUV program, the post he had held since joining the company in May 2002. Prior to joining Cymer, he served as site manager for Agilent Technologies in Fort Collins, Colo. from 1999, when Agilent was spun-off from Hewlett Packard, until May 2002. Dr. Grinolds began his business career with Hewlett-Packard Co. in 1979, and during his tenure with that company, served in a variety of increasingly responsible positions, including managing VLSI design for HP’s internal ASIC needs in Corvallis, Oregon, and serving as manufacturing manager in Fort Collins, Colo. for HP’s internal ASICs which included responsibility for the production of HP’s PA-RISC processors. He assumed the role of worldwide manufacturing manager at HP in 1998. Dr. Grinolds has published 21 technical articles and papers, and holds one patent. He received bachelor’s, master’s and doctorate degrees in electrical engineering from the University of Minnesota.

Edward P. (Ted) Holtaway has served as executive vice president of the Lithography System Solutions business unit since October 2002. He served as senior vice president of operations and business process management from May 2000 until October 2002. He joined Cymer in July 1998 as senior vice president of process quality. Prior to joining Cymer, Mr. Holtaway spent 13 years developing processes for San Diego-based Brooktree Corp., a fabless semiconductor company acquired by Rockwell Semiconductor Systems in September 1996. During his tenure, Mr. Holtaway’s executive posts included director of Rockwell’s San Diego operations from 1997 to 1998, vice president and managing director of Brooktree’s Singapore operations from 1995 to 1996, and vice president of corporate quality from 1989 to 1995. Mr. Holtaway received a bachelor’s degree in electrical engineering from the New Jersey Institute of Technology, a master’s degree in electrical engineering from the Polytechnic Institute of New York, and a master’s degree in business administration from San Diego State University.

Brian C. Klene has served as executive vice president of the Emerging Technology and Applications business unit since October 2002. Previously, he served as senior vice president, marketing and business development, which he had held since joining Cymer in June 2000. Prior to joining Cymer, Mr. Klene spent two years as vice president, strategic planning and business development at Chartered Semiconductor Manufacturing Ltd. in Singapore. From 1995 to 1997, he served as executive vice president, sales and marketing at Micron Electronics, Inc., Nampa, Idaho. Before that, he served as director of North American sales with Micron Technology, Inc., Boise, Idaho, from 1989 to 1994. He also served in a variety of sales and marketing positions of increasing responsibility with IBM Corp. Mr. Klene received a master’s degree in business administration from the University of Southern California, and a bachelor’s degree from The Citadel, Charleston, S.C.

John Shin has served as executive vice president of the Semiconductor Manufacturing Solutions business unit since October 2002. He served as senior vice president, worldwide customer operations from June 2000 until October 2002. Previously, he served as vice president, worldwide customer operations from September 1999 to June 2000, as vice president of worldwide field operations from April to September 1999, and as vice president, Asia/Pacific Operations from March 1998 to April 1999. He joined Cymer as president, Cymer Korea in May 1997. Immediately prior to joining Cymer, Mr. Shin served as president of Tencor Instruments Korea. From early 1993 to late 1996 he served as country manager in Korea with Watkins-Johnson Co, sales account manager in Korea for Applied Materials, and business development manager with Samsung America. Mr. Shin received a master’s degree in computer science from Indiana University and a bachelor’s degree in business from Hankuk University of Foreign Studies, Seoul, Korea.

Rae Ann Werner has served as vice president, controller, and chief accounting officer since January 2003. Prior to that, she served as Cymer’s Controller from February 1999 to January 2003. From 1993 to 1999 she held a variety of finance positions with increasing responsibilities since joining the company in November 1993.  Ms. Werner’s professional career spans more than 15 years, and prior to joining Cymer, she held a variety of financial positions with semiconductor and communications companies in the San Diego area.  Ms. Werner received a bachelor’s degree in accounting from San Diego State University in 1987.

Tsunehisa Yamashita has served as president of Cymer Japan since March 2003.  Prior to joining Cymer, Mr. Yamashita served for more than four years as general manager of the Japanese Division of Teradyne, Inc., a leading supplier of automatic test equipment for the semiconductor industry. From 1997 to 1998, he served as president of Brooks Automation, Japan where he managed the Japanese operations—including sales and technical support of semiconductor wafer and LCD plate handling automation and robotics.  During the first 24 years of his career, he served in a variety of positions with Nikon Corporation, including one year as general manager of business planning and strategic marketing, and nine years as a senior manager responsible for developing product-marketing plans.  During his tenure, he also supported overseas sales and marketing activities at various U.S.- and European-based Nikon subsidiaries.  Prior to that, Mr. Yamashita was instrumental in establishing Nikon’s U.S.-based lithography operations in San Bruno, California.  He holds a bachelor’s degree in mechanical engineering from Hokkaido University in Japan.

Executive officers serve at the discretion of the Board of Directors.  There are no family relationships between any of the directors and executive officers of Cymer.

Item 2.  Properties

Cymer’s corporate headquarters is located in San Diego, California and includes administrative, manufacturing, engineering, and R&D facilities.  In addition, Cymer has field service offices located throughout the United States and internationally.  Cymer completed construction of a refurbishment facility in Korea at the end of 2002.  This manufacturing facility will be used to refurbish chamber assemblies and was qualified for production at the end of 2002.  In the third quarter of 2002, Cymer began construction of a new company-owned building in San Diego, which will include additional manufacturing facilities for Cymer’s new XLA product as well as additional administrative offices.  The manufacturing portion of the building is expected to be complete in April 2003.  Other sections of this building will complete construction throughout  2003, as required.

At December 31, 2002, details on Cymer’s leased and owned property were as follows:

	Location	Lease Expiration	Total Square Footage	Primary Usage

	San Diego, California	January 2010	155,000	Corporate headquarters,manufacturing, engineering, R&D facilities (two buildings)
	San Diego, California	January 2010	61,300	Facility sub-leased
	San Diego, California	Owned	135,000	Corporate headquarters, manufacturing, engineering, R&D facilities
	San Diego, California	March 2007	22,200	Corporate warehouse
	San Diego, California(1)	Owned	265,000	New building under construction – manufacturing and administrative
	Santa Clara, California	February 2005	1,857	Field service office
	Austin, Texas	October 2005	1,627	Field service office
	Portland, Oregon	April 2006	1,857	Field service office
	Charlestown, Massachusetts	January 2008	21,262	Engineering and field service office
	Ichikawa, Japan	June 2003	13,831	Field service and sales office
	Osaka, Japan	December 2003	807	Field service and sales office
	Hsln-Chu, Taiwan	June 2004	4,821	Field service and sales office
	United Square, Singapore	May 2004	1,866	Field service and sales office
	Maarssen, Netherlands	May 2004	3,715	Field service and sales office
	Veldhoven, Netherlands	May 2005	2,605	Field service and sales office
Pyongtaek-city, Kyonggi	– Land(2)	December 2020		Manufacturing, sales and administrative
	– Building(2)	Owned	26,000
	Pudong, Shanghai	October 2004	4,641	Field service and sales office

(1)  Land is owned by Cymer.  Building construction is self-funded.

(2)  Land lease is through December 2020.  Building is owned by Cymer.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of Cymer during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Cymer’s Common Stock is publicly traded on the Nasdaq National Market under the symbol “CYMI”.  The following table sets forth, for the periods indicated, the high and low closing sales prices of Cymer’s Common Stock as reported by the Nasdaq National Market.

Year ended December 31, 2001	High	Low
First quarter	$36.00	$18.81
Second quarter	$34.35	$18.35
Third quarter	$30.20	$14.15
Fourth quarter	$28.15	$14.91

Year ended December 31, 2002
First quarter	$50.80	$26.55
Second quarter	$53.44	$31.05
Third quarter	$35.48	$17.19
Fourth quarter	$38.91	$16.31

The closing sales price of Cymer’s Common Stock on the Nasdaq National Market was $25.17 on March 14, 2003 and there were 352 registered holders of record as of that date.

Cymer has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the  future.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Cymer’s consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  which are included elsewhere in this report.

	Years ended December 31,
	1998	1999	2000	2001	2002
		(in thousands, except per share data)

Consolidated Statements of Income Data:
Revenues:
Product sales	$184,828	$220,051	$366,280	$267,003	$287,995
Other	313	399	1,180	2,441	2,165
Total revenues	185,141	220,450	367,460	269,444	290,160

Costs and expenses:
Cost of product sales	125,713	143,105	187,579	151,340	162,095
Research and development	30,152	34,518	45,433	58,368	73,714
Sales and marketing	14,528	16,742	20,098	19,617	17,153
General and administrative	9,487	13,101	22,510	18,990	18,212
Amortization of goodwill and intangible assets	—	—	108	3,148	160
Purchased in-process research and development	—	—	—	5,050	—
Total costs and expenses	179,880	207,466	275,728	256,513	271,334
Operating income	5,261	12,984	91,732	12,931	18,826

Other expense - net	(3,568)	(3,748)	(1,230)	(1,447)	(1,914)
Income before income tax provision (benefit) and minority interest	1,693	9,236	90,502	11,484	16,912
Income tax provision (benefit)	(1,250)	—	26,246	2,871	2,706
Minority interest	(420)	(663)	(484)	(368)	(447)

Income before extraordinary item and cumulative change in accounting principle	2,523	8,573	63,772	8,245	13,759

Extraordinary gain (loss) on debt extinguishment, net of taxes	—	—	—	610	(163)
Cumulative change in accounting principle, net of taxes	—	—	—	(370)	—

Net income	$2,523	$8,573	$63,772	$8,485	$13,596

Basic earnings per share	$0.09	$0.31	$2.19	$0.28	$0.41
Weighted average common shares outstanding	28,226	27,907	29,113	30,474	33,317

Diluted earnings per share	$0.09	$0.29	$2.07	$0.27	$0.39
Weighted average common and dilutive potential common shares outstanding	29,566	29,640	30,758	31,108	34,712

	December 31,
	1998	1999	2000	2001	2002
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$53,130	$75,765	$79,678	$111,195	$196,643
Working capital	198,645	213,121	278,546	257,851	351,127
Total assets	342,173	404,825	501,562	483,346	766,887
Total long-term debt	175,924	175,771	175,510	151,772	255,154
Treasury stock	(24,871)	(24,871)	(24,871)	(24,871)	—
Stockholders’ equity	106,531	126,893	212,968	254,814	412,334

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this annual report on Form 10-K that are not strictly historical in nature are forward-looking statements.  These statements include, but are not limited to, references to manufacturing activities; expected product sales and development; service and support; research and development expenditures; expected product development; expected international product sales, development and revenue; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar import.  These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties.  The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in this Item 7 and under the caption  “Risks and Uncertainties That May Affect Results” and  elsewhere in this annual report on Form 10-K.

The following discussion of the financial condition and results of operations of Cymer should be read in conjunction with Cymer’s consolidated financial statements and notes thereto included in this annual report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of income as a percentage of total revenues for the periods indicated:

	Years ended December 31
	2000	2001	2002
Revenues:
Product sales	99.7%	99.1%	99.2%
Other	0.3	0.9	0.8
Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	51.0	56.2	55.9
Research and development	12.4	21.6	25.4
Sales and marketing	5.5	7.3	5.9
General and administrative	6.2	7.0	6.3
Amortization of goodwill and intangible assets	—	1.2	—
Purchased in-process research and development	—	1.9	—
Total costs and expenses	75.1	95.2	93.5

Operating income	24.9	4.8	6.5

	Years ended December 31,
	2000	2001	2002

Other expense – net	(0.3)	(0.5)	(0.7)

Income before income tax provision and minority interest	24.6	4.3	5.8

Income tax provision	7.1	1.1	1.0
Minority interest	(0.1)	(0.1)	(0.1)

Income before extraordinary item and cumulative change in accounting principle	17.4	3.1	4.7

Extraordinary gain (loss) on debt extinguishment, net of taxes	—	—	—
Cumulative change in accounting principle, net of taxes	—	—	—

Net income	17.4%	3.1	4.7%
Gross margin on product sales	48.8%	43.3%	43.7%

YEARS ENDED DECEMBER 31, 2001 AND 2002

Revenues.   Cymer’s revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts, and training. Other revenues include revenue from funded development activities performed for customers and government contracts and license agreements.  Revenue from light source system sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from the Cymer facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contracts revenues are generally recorded to revenue ratably over the life of the contract or per the specific terms of the agreement. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.

Product sales increased 8% from $267.0 million in 2001 to $288.0 million in 2002, primarily due to a 27% increase in the ASP of Cymer’s light source systems and an increase in consumable and spare parts, service revenue and other non-system products.   A total of 335 light source systems were sold in 2001 at an ASP of $566,000, compared to 282 systems sold in 2002 at an ASP of $720,000.  On a foreign  currency adjusted basis, the ASP for 2001 was $578,000 compared to $716,000 for 2002.  This increase in foreign currency adjusted ASP from period to period reflects increased sales in 2002 of Cymer’s NanoLith-7000 and ELS-7000 series products which have higher ASPs compared to the ELS-6000/6010 KrF series products sold in 2001.  Sales of consumable and spare parts and service products increased 10% from $77.5 million to $84.9 million for the years ended December 31, 2001 and 2002, respectively.  The increase in this type of product sales was due to slightly increased utilization of Cymer’s deep ultraviolet (“DUV”) light sources by chipmakers and an increased installed base in the year ended December 31, 2002.  Revenues from funded development projects were $2.4 million and $2.2 million for the years ended December 31, 2001 and 2002, respectively.

Cymer’s backlog at December 31, 2001 was $97.1 million as compared to $100.1 million at December 31, 2002.  Bookings for the year ended December 31, 2001 and December 31, 2002 were $216.6 million and $274.2 million, respectively.  This increase was primarily due to bookings of Cymer’s higher priced ELS-7000 and XLA 100 product in 2002.  Cymer installed 356 light sources at chipmakers and other end-users during 2001 as compared to 284 light sources installed during 2002.

Cymer’s sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States.  Approximately 85% and 90% of Cymer’s sales in 2001 and 2002, respectively, were derived from customers outside the United States.  Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer’s Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 41% and 43% of revenues in 2001 and 2002, respectively.  The activities of Cymer’s Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

Sales to Cymer’s three largest customers, ASM Lithography, Canon, and Nikon, amounted to 32%, 15% and 29%, respectively, of total revenue for the year ended December 31, 2001, and 32%, 21% and 24%, respectively, of total revenue for the year ended December 31, 2002.

Cost of Product Sales.  Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer’s products by its Japanese subsidiary for resale under firm third-party sales commitments. In accordance with the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, for those derivative instruments that do not qualify for hedge accounting, deferral of the gains or losses is not allowed and the gains and losses are recorded in other income (expense).  Cymer adopted SFAS 133 on January 1, 2001, but did not qualify for hedge accounting until July 1, 2001.  Accordingly, for contracts entered into prior to July 1, 2001, Cymer recorded changes in the fair value of its foreign currency forward exchange contracts directly through earnings in other income (expense).  For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income (loss) and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party.

For the year ended December 31, 2001, only those foreign currency forward exchange contracts meeting the transition period requirements under SFAS 133 and contracts entered into after July 1, 2001 were included in cost of product sales in the consolidated statements of income. For the year ended December 31, 2002, Cymer qualified for hedge accounting treatment under SFAS 133 and was able to record the net effect of gains or losses from foreign currency forward exchange contracts in cost of product sales in the consolidated statements of income as the related sale to the third party was recognized.  Cymer recognized a gain in cost of sales on such contracts of $2.3 million and a net loss of $992,000 for the years ended December 31, 2001 and 2002, respectively.

Although the number of light source systems recognized to revenue was lower in 2002 as compared to 2001, the cost of product sales increased 7% from $151.3 million in 2001 to $162.1 million in 2002.  This increase from period to period is primarily due to the higher material cost of the ELS-7000 and NanoLith 7000 light source systems and the higher warranty provisions required for the early shipments of these newer model light sources in 2002.  In addition, net losses in 2002 as compared to net gains in 2001 on the foreign currency forward exchange contracts entered into by Cymer’s Japan subsidiary contributed to this overall cost of sales increase.  These cost of product increases during 2002 were partially offset by increased manufacturing efficiencies in 2002.

The gross margin on product sales was 43.3% and 43.7% for 2001 and 2002, respectively. The increase in gross margin in 2002 as compared to 2001 is primarily due to the building of inventories in 2002 in preparation for the initial manufacturing of the XLA 100 product.  With the XLA 100 production starting in the fourth quarter of 2002, production activities were higher than normal in the earlier quarters of 2002 to accommodate the ramp of this new product.  Although there were fewer light source system unit sales during 2002 as compared to 2001, production levels were much higher, resulting in increased manufacturing efficiencies and higher ending inventory balances in 2002.  A portion of the dollar increase in inventory is due to the initial material build requirements and higher overall cost of the XLA 100 product.  For the twelve months ended December, 2001, Cymer’s  inventory balances decreased by $15.2 million from December 31, 2000, whereas inventory balances increased by $38.3 million during the twelve months ended December 31, 2002.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 26% from $58.4 million for the year ended December 31, 2001 to $73.7 million for the year ended December 31, 2002, due primarily to Cymer’s most recent product development effort, the MOPA platform, or XL series.  Cymer shipped the first light source system that utilizes the MOPA platform, the XLA 100, in February 2003.  Cymer also continued to invest in EUV technology and the continuing engineering of the ELS-7000 and NanoLith-7000 products.  As a percentage of total revenues, such expenses increased from 21.6% to 25.4%, primarily due to MOPA platform development effort.  We do not expect this upward trend to continue and anticipate that R&D spending on DUV systems will begin to decrease in absolute dollars as the productization of the XLA 100 approaches completion.

Sales and Marketing.  Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses.  Sales and marketing expenses decreased 13% from $19.6 million for the year ended December 31, 2001 to $17.2 million for the year ended December 31, 2002, due primarily to increased operational efficiencies as well as heightened cost controls made necessary by the continuing downturn in the semiconductor industry.  As a percentage of total revenues, such expenses decreased from 7.3% to 5.9%.

General and Administrative.  General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses decreased 4% from $19.0 million for the year ended December 31, 2001 to $18.2 million for the year ended December 31, 2002, due primarily to ongoing improvements in operational efficiencies and increased cost controls in 2002 necessitated by overall industry conditions.  As  a percentage of total revenues, such expenses decreased from 7.0% to 6.3%.

Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets totaled $3.1 million for the year ended December 31, 2001 as compared to $160,000 for the year ended December 31, 2002. This decrease in amortization of goodwill and intangible assets was primarily due to the adoption of SFAS 142 on January 1, 2002 which discontinued the amortization of goodwill and intangible assets with indefinite useful lives associate with previous purchase business combinations.  In 2001, Cymer amortized amounts associated with the goodwill and intangible assets resulting from the acquisition of ACX (now known as Cymer Boston) in February 2001.  In 2002, Cymer only amortized intangible assets with definite lives per SFAS 142.

Purchased In-Process Research and Development.  Purchased in-process research and development  expenses  consist of  costs associated with the acquisition of a company and its in-process research and development projects.  Cymer incurred $5.1 million of such expenses during the year ended December 31, 2001 compared to no such expenses for the year ended December 31, 2002. These expenses for the year ended December 31, 2001 were due to the acquisition of  ACX and represented the fair value of  ACX development projects associated with the application of its technology to the semiconductor market.  As of the date of the  ACX acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability.

Other Expense - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar and gains and losses on foreign currency forward exchange contracts.  Net other expense totaled $1.4 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively.  The increase in net other expense was primarily due to increased interest expense and foreign exchange losses during the year which were almost completely offset by increased interest income. Although the interest rate on the 2002 Notes is lower than the blended rate on the 1997 Notes, interest expense was higher in 2002 as compared to 2001 as a result of additional interest from both the 1997 Notes and 2002 Notes being outstanding in early 2002. The increased interest income in 2002 was primarily due to higher cash balances, which resulted from the bond transactions, which occurred in the first quarter of 2002.  These transactions included the private placement of the 2002 Notes in February 2002 and the redemption of the 1997 Notes that were not converted to common stock prior to the March 25, 2002 redemption date.  Foreign currency exchange gains totaled $877,000, interest income totaled $8.3 million and interest expense totaled $10.6 million for the year ended December 31, 2001, compared to foreign currency exchange losses of $723,000, interest income of $10.1 million and interest expense of $11.2 million for the year ended December 31, 2002.

Cymer’s results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by Cymer to its Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Cymer’s Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its cash flow exposure to Cymer. From January 1, 2001 through June 30, 2001, gains or losses resulting from the change in the value of contracts entered into prior to July 1, 2001 were recorded as other income (expense) in the consolidated statements of income. Subsequent to June 30, 2001, gains or losses resulting from contracts entered into after July 1, 2001 are initially recorded in other comprehensive income (loss).  The net amount of unrealized effective gain or loss on the date the light source system is received by Cymer’s Japanese subsidiary is reclassified to cost of sales on the date that the light source system is sold to the third party. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity.

Income Tax Provision.  The tax provision of $2.9 million and $2.7 million for the years ended December 31, 2001 and 2002, respectively, reflects an annual effective rate of 25% and 16%, respectively.  The decrease in the annual effective tax rate during the year ended December 31, 2002 from 25% to 16% is primarily attributable to tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

YEARS ENDED DECEMBER 31, 2000 AND 2001

Revenues.   Product sales decreased 27% from $366.3 million in 2000 to $267.0 million in 2001, primarily due to decreased sales of light source systems, spares and consumables and service products. This decrease in sales from period to period was due to the downturn in the semiconductor industry which caused both a lower demand for light source systems and a decreased demand for consumables and spare parts as a result of lower utilization of Cymer’s installed base of light sources.  A total of 494 light source systems were sold in 2000 at an ASP of $518,000, compared to 335 systems sold in 2001 at an ASP of $566,000.  The higher ASP in 2001 helped to offset the lower quantity of light source systems sold during the year and was the result of Cymer’s continued introduction of newer model light sources which command higher prices.  Revenues from funded development projects increased from $1.2 million in 2000 to $2.4 million in 2001.  This increase from period to period was primarily due to additional government contract revenues generated through the acquisition of  ACX, now known as Cymer Boston, during the first quarter of 2001.  During 2001, the majority of revenues generated by Cymer Boston were from funded development contracts and accounted for $1.9 million of the total $2.4 million funded development projects revenue for the year ended December 31, 2001.

Approximately 81% and 85% of Cymer’s sales for the years ended December 31, 2000 and 2001, respectively, were derived from customers outside the United States.  Revenues from Japanese customers, generated primarily by Cymer’s wholly-owned Japanese subsidiary, accounted for 42% and 41% of revenues for the years ended December 31, 2000 and 2001, respectively.

Sales to Cymer’s three largest customers, ASM Lithography, Canon, and Nikon amounted to 33%, 19% and 28%, respectively, of total revenue for the year ended December 31, 2000 and 32%, 15% and 29%, respectively, of total revenue for the year ended December 31, 2001.

Cost of Product Sales.  Cost of product sales decreased 19% from $187.6 million in 2000 to $151.3 million in 2001 due primarily to the decrease in sales of products from period to period. The gross margin on these sales decreased from 48.8% in 2000 to 43.3% in 2001. This decrease in gross margin was primarily the result of lower product sales absorbing both higher fixed manufacturing costs and worldwide field support infrastructure costs offset by continued operational efficiencies.

For the year ended December 31, 2000, net gains or losses from foreign currency forward exchange contracts were included in cost of product sales in the consolidated statements of income as the related sales to the third party were recognized.  For the year ended December 31, 2001, only those contracts meeting the transition period requirements under SFAS 133 were included in cost of product sales in the consolidated statements of income.  Cymer recognized net gains in cost of sales on such contracts of $3.2 million and $2.3 million for the years ended December 31, 2000 and 2001, respectively.

Research and Development.   Research and development expenses increased 29% from $45.4 million in 2000 to $58.4 million in 2001, due primarily to increased development efforts associated with ArF light source development which includes Cymer’s NanoLith 7000 light source and development efforts associated with MOPA product platform and EUV technology. Research and evelopment expenses associated with the NanoLith 7000 light source increased during the second half of 2001 as it moved into the production phase and initial units were shipped to customers during the third quarter of 2001.  Research and development expenses were also higher during 2001 due to continued investment in next generation product development to keep pace with technological change in industry requirements as well as the additional research and development expenses associated with Cymer Boston and its ACX technology. As a percentage of total revenues, such expenses increased from 12.4% to 21.6% due to both decreased revenues and increased spending from period to period.

Sales and Marketing.   Sales and marketing expenses decreased 2% from $20.1 million in 2000 to $19.6 million in 2001 due primarily to increased operational efficiencies as well as heightened cost controls as a result of the continued downturn in the semiconductor industry during 2001.  As a percentage of total revenues, such expenses increased from 5.5% to 7.3% due to decreased revenues.

General and Administrative.    General and administrative expenses decreased 16% from $22.5 million in 2000 to $19.0 million in 2001. This was due primarily to ongoing improvements in operational efficiencies and increased cost controls for the period due to industry conditions.  As a percentage of total revenues, such expenses increased from 6.2% to 7.0% due to  decreased revenues.

Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets totaled $108,000 for the year ended December 31, 2000 compared to $3.1 million for the year ended December 31, 2001. The increase in amortization of goodwill and intangible assets was primarily attributable to the amortization of goodwill of $2.9 million related to the acquisition of Cymer Boston in early 2001.

Purchased In-Process Research and Development.  Purchased in-process research and development  expenses  consist of  costs associated with the acquisition of Cymer Boston and its in-process research and development projects in 2001.  Cymer incurred $5.1 million of such expenses during the year ended December 31, 2001 related to this acquisition, compared to no such expenses for the year ended December 31, 2000.

Other Income (Expense)- net.  Net other expense totaled $1.2 million in 2000 compared to $1.4 million in 2001. The increase in net other expense from period to period is primarily due to lower cash and investment balances as well as lower yields on those investments.  This was offset by gains associated with the change in value of foreign currency forward exchange contracts for Cymer’s contracts that did not qualify for hedge accounting treatment per SFAS 133 in 2001.  Foreign currency exchange losses totaled $1.4 million, interest income totaled $10.8 million, interest expense totaled $10.6 million, compared to an exchange gain of $0.9 million, interest income of $8.3 million, interest expense of $10.6 million in 2001.

Provision for Income Taxes.   The tax provision of $26.2 million and $2.9 million for the years ended December 31, 2000 and 2001, respectively, reflect an annual effective rate of 29% and 25%, respectively.  The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, Cymer had approximately $196.6 million in cash and cash equivalents, $71.2 million in short-term investments, $159.0 million in long-term investments, and  $351.1 million in working capital.

In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. The 3½% / 7¼% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the 1997 Notes was 21.2766 shares per $1,000 principal amount or an effective conversion price of $47.00 per share.   The 1997 Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer’s common stock.  As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.

In February 2002, Cymer issued $250.0 million in aggregate principal amount in a private placement of notes.  The 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3½% per annum.  The notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  Cymer used a portion of the net proceeds from this private placement to redeem the 1997 Notes.  The remaining proceeds will be used for Cymer’s future operating, investing and financing activities.

Net cash provided by operating activities was approximately $55.5 million, $58.4 million, and $25.8 million for 2000, 2001, and 2002, respectively.  In 2000, net cash provided by operating activities was primarily due to a significant increase in net income.  Increases in inventory, accounts receivable, and income taxes payable resulted from increased revenues and bookings in 2000 and were offset by increases in accounts payable and accrued and other liabilities during the year.  Net cash provided by operating activities during 2001 primarily reflects a significant reduction in net income due to the downturn in the semiconductor industry during 2001.  As a result of this downturn and overall reduced business activities during the period, there were significant decreases in accounts receivable and inventory during the period.  These were offset by decreases in accounts payable, accrued and other liabilities, and income taxes payable during the same period.  Net cash provided by operating activities during 2002 primarily reflects increases in net income, accounts payable and other liabilities offset by increases in inventory.  The increase in inventory was primarily due to the increased bookings and overall business activities in the first three quarters and new raw materials requirements associated with the initial production of the XLA 100 in the fourth quarter of 2002.

Net cash used in investing activities was approximately $54.9 million, $6.2 million, and $166.5 million for 2000, 2001, and 2002, respectively.  In 2000, cash used in investing activities increased significantly from 1999, primarily due to property acquisitions to accommodate the increased business activities in 2000, including the construction of an additional facility at the San Diego, California location for a total of $27.5 million, the purchase and the deployment of a new ERP system for a total of $6.3 million, and a purchase of an additional undeveloped parcel of land adjacent to the San Diego, California facility for $5.0 million.  This parcel of land is the site of  Cymer’s newest facility which is currently under construction.  In addition, $1.1 million in cash was used in 2000 to acquire the minority interest in Cymer’s Taiwan subsidiary.  In 2001, the cash used in investing activities was primarily due to the timing of short term and long term investments maturing and being reinvested during the period offset by a $6.0 million payment made to acquire patents and the purchase of $20.4 million in capital equipment.  In 2002, the $166.5 million used in investing activities primarily reflects short-term and long-term investments made using the net proceeds generated by the convertible subordinated note transactions in February and March 2002, and $45.2 million in capital equipment purchases. Included in these capital purchases for 2002 are costs associated with Cymer’s new spare parts refurbishment factory in Korea, which was completed in September 2002, and costs associated with the construction of a new manufacturing and office facility adjacent to Cymer’s corporate headquarters located in San Diego, California.

In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to the corporate headquarters. This manufacturing and office facility will be completed in two phases, with phase one currently scheduled for completion by April 2003 and phase two, as required throughout 2003. Cymer will self-fund the cost of the construction project, which is estimated to be approximately $50.0 million.

Net cash used in financing activities was approximately $14.5 million for 2001 compared to net cash provided by financing activities of approximately $3.7 million and $225.2 million for 2000 and 2002, respectively.  In 2000, the $3.7 million net cash provided by financing activities was primarily due to $12.7 million in employee stock option exercises offset by a $8.1 million net payment made during the year on Cymer’s revolving loan.  In 2001, the cash used in financing activities was attributable to the repurchase of $24.9 million in outstanding notes and a net payment on the revolving loan of $1.1 million during the period, partially offset by the receipt of $11.8 million from the exercise of employee stock options.  In 2002, the $225.2 million provided by financing activities was primarily due to the activity during the first quarter of 2002 related to Cymer’s convertible subordinated notes. The private placement of notes that Cymer completed in February 2002 resulted in net proceeds to Cymer of approximately $242.1 million. Of these proceeds, Cymer used $39.6 million to redeem a portion of its outstanding 1997 Notes and pay accrued interest and premiums on those notes. In addition, during 2002 Cymer received proceeds of $22.5  million from the exercise of employee stock options.

During 2001 and 2002, Cymer maintained certain loan agreements with a commercial bank (the “Loan Agreements”) which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the Loan Agreements, Cymer may borrow in U.S. dollars or Japanese yen, and interest accrues on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The Loan Agreements require Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  As of December 31, 2002, Cymer was in compliance with all such covenants. The Loan Agreements expire on June 16, 2003.  As of December 31, 2001 and 2002, respectively, there was $7.7 million and $6.7 million outstanding at annual interest rates of 1.60% and 1.56%, respectively, under the Loan Agreements.

Since its initial public offering and a secondary public offering, both in 1996, Cymer has funded its operations primarily from cash generated from operations, the proceeds of convertible subordinated note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer’s future capital requirements depend on many factors, including Cymer’s manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer’s products. Cymer believes that it has sufficient working capital and available banking arrangements to sustain operations and provide for the future expansion of its business for at least the next 12 months.

The following summarizes Cymer’s contractual obligations and other commitments as of December 31, 2002, and the impact such obligations could have on its liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	2003	2004	2005	2006	2007	Thereafter

Capital leases payable	$45	$45	$—	$—	$—	$—
Operating leases payable	4,508	4,075	3,950	3,948	4,021	6,350
Convertible subordinated notes	—	—	—	—	—	250,000

Total commitments	$4,553	$4,120	$3,950	$3,948	$4,021	$256,350

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cymer’s discussion and analysis of its financial condition and results of operations are based upon Cymer’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Cymer to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  As a part of its on-going internal processes, Cymer evaluates its estimates, including those related to inventory allowances, warranty provisions, revenue recognition, allowances for bad debt, long-lived assets valuation, intangible assets valuation, income taxes, and contingencies and litigation.  Cymer bases these estimates upon both historical information and other assumptions that it believes valid and reasonable under the circumstances.  These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources.  Actual results could vary from those estimates under different assumptions and conditions.

Cymer believes that inventory allowances and warranty provisions require more significant judgments and estimates in the preparation of its consolidated financial statements than other accounting estimates.

Cymer maintains an inventory allowance to record inventory at net realizable value.  The value of this allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for its products which may result in excess or obsolete inventory.  If actual market conditions are more or less favorable than projected by management, adjustments to this inventory allowance may be required.

Cymer provides for the estimated cost of product warranties at the time the related revenue is recognized. The warranty coverage period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants spare parts sold to its customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products which is included in cost of product sales in the consolidated statements of income and is recorded at the time that the related revenue is recognized.  The warranty provision for light source systems is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle.  The warranty provision for spares is determined by using actual historical data.  Although Cymer engages in product improvement programs and processes, its warranty obligation is affected by product failure rates and costs incurred to correct those product failures at customer sites.  Should actual product failure rates or estimated costs to repair those product failures differ from Cymer’s estimates, revisions to its estimated warranty provision would be required.

Factors That May Affect Financial Condition and Future Results

Cymer participates in an industry that is very cyclical in nature and subject to rapid technological changes and demands by its customers.  The following are important risk factors that could affect actual results and cause them to differ materially from the projected results in the forward-looking statements in this report:

•                  Cymer’s business depends on the semiconductor equipment industry, which is volatile and unpredictable;

•                  Cymer depends on the introduction of new products for its success, and is subject to risks associated with rapid technological change;

•                  A significant percentage of Cymer’s revenue is derived from sales to a few large customers, and if Cymer is not able to retain these customers, or they reschedule, reduce or cancel orders, Cymer’s revenues would be reduced and its financial results would suffer;

•                  A substantial percentage of Cymer’s revenue is derived from the sale of a limited number of primary products;

•                  Economic, political, regulatory and other events in geographic areas where Cymer has significant sales or operations could interfere with Cymer’s business;

•                  Cymer depends on a few key suppliers for purchasing components and subassemblies that are included in its products;

•                  Cymer faces competition from two other companies and may face competition from additional competitors who enter the market;

•                  Cymer depends on key personnel, especially management and technical personnel, who may be difficult to attract and retain;

•                  Failure to maintain effectively Cymer’s direct field service and support organization could have a material adverse effect on its business;

•                  Cymer’s ability to compete could be jeopardized if it is unable to protect its intellectual property rights.  These types of claims could seriously harm Cymer’s business or require Cymer to incur significant costs;

•                  The parties to whom Cymer provides research and development services may dispute the ownership of the intellectual property that Cymer develops performing these services;

•                  In the future, Cymer may be subject to patent litigation to enforce patents issued to Cymer and have to defend itself against claimed infringement by Cymer’s competitors or any third party;

•                  Trademark infringement claims against Cymer’s registered and unregistered trademarks would be expensive and Cymer may have to stop using such trademarks and pay damages;

•                  Cymer is exposed to risks related to the fluctuations in the currency exchange rates for the Japanese Yen;

•                  Semiconductor device manufacturers’ prolonged use of Cymer’s product in high volume productions may not produce the results they desire, and as a result, Cymer’s reputation could be damaged in the semiconductor industry as well as with Cymer’s customers who supply photolithography tools to the semiconductor manufacturers;

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

•                  Cymer is dependent on its manufacturing facilities and subcontractors to assemble and test its product;

•                  Cymer’s products are subject to potential product liability claims if personal injury or death result; and

•                  The price of Cymer’s common stock has fluctuated and may continue to fluctuate widely.

At December 31, 2001 and 2002, Cymer did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, Cymer did not engage in trading activities involving non-exchange traded contracts.  As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.  Cymer does not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with Cymer or its related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs.  SFAS 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  Cymer is required to adopt the provisions of SFAS 143 during the quarter ending March 31, 2003.  It is not anticipated that the impact of this statement will have a material effect on Cymer’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 15, 2002. It is not anticipated that the impact of this statement will have a material effect on Cymer’s consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities.  Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002.  It is not anticipated that the impact of this statement will have a material effect on Cymer’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation.  The disclosure requirements of this Interpretation are effective for interim or annual periods ending after December 15, 2002.  The recognition and measurement provisions of the Interpretation are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002.  We adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002.  In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope FIN 45, except for standard warranty provisions and intellectual property indemnification clauses that are contained within many of our customer agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determines when the assets, liabilities, and results of operations of a VIE  need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE.  The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003.  While Cymer is currently evaluating the potential impact of the adoption of FIN 46, Cymer believes that it will not be subject to the consolidation or disclosure requirements of FIN 46.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 27, 2003. The adoption of this statement is not currently anticipated to have a material impact on Cymer’s financial condition or results of operations.

Risks and Uncertainties That May Affect Results

In this section, references to “we”, “us” or “our” are references to Cymer.  Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this annual report on Form 10-K for the period ending December 31, 2002. These factors include:

•                  demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•                  cyclicality in the market for semiconductor manufacturing equipment;

•                  rates at which semiconductor device manufacturers take delivery of photolithography tools from our customers;

•                  rates at which our customers take delivery of light source systems from us;

•                  timing and size of orders from our small base of customers;

•                  mix of light source models, consumable and spare parts and service revenues in our total revenues;

•                  changes in the price and profitability of our products;

•                  our ability to develop and implement new technologies and introduce new products;

•                  utilization rates of light sources and sales of consumable and spare parts and services;

•                  our ability to manage our manufacturing requirements;

•                  foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by our Japanese subsidiary are denominated);

•                  worldwide political instability;

•                  changing global economic conditions; and

•                  intellectual property protection.

We also have historically derived a large portion of our quarterly and annual revenues from selling a small number of light source systems. Because we sell a small number of products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. Our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particulary our three largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance.

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

Our business depends on the semiconductor equipment industry, which is highly volatile and unpredictable.

The semiconductor equipment industry is highly cyclical. We derive a substantial percentage of our revenues from photolithography tool manufacturers (“our customers”). Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on the current and anticipated market demand for semiconductors and products using semiconductors.

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and is currently in a significant and prolonged downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

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

Our customers try to manage their inventories and production requirements to appropriate levels that best reflect their expected sales to semiconductor device manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturers can cause our customers to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements to these levels. We continue to work with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers’ inventory management and production requirements or that our customers will not build up an excess inventory of light source products. If our customers retain an excess inventory of light source products, our revenue could be reduced in future periods as the excess inventory is utilized, which would adversely affect our operating results, financial condition and cash flows.

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

Our newest product introduction project consists of a technology change from a single- discharge-chamber designed excimer light source to a dual-discharge-chamber design called MOPA.  This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three DUV wavelengths – 248nm, 193nm and 157nm.  There are risks inherent in transitioning to this new technology.  These risks include effective execution of the product development plan, adoption of the product by photolithography tool manufacturers and semiconductor manufacturers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitors.

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

Future technologies, such as  EUV and EPL, may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

A significant percentage of our revenue is derived from sales to a few large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Years ended December 31,
	2000	2001	2002

ASM Lithography	33%	32%	32%
Canon	19%	15%	21%
Nikon	28%	29%	24%

Total	80%	76%	77%

Collectively, these three companies account for the following percentage of our total accounts receivable for the periods indicated:

	December 31,
	2001	2002

ASM Lithography	50%	40%
Canon	7%	12%
Nikon	21%	18%

Total	78%	70%

We expect that sales of our light source products to these three customers will continue to account for a substantial majority of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. The loss of any significant business from or production problems for any one of these three customers will have a material adverse effect on our business and financial condition. Sales to these customers may be affected by many factors, some of which are beyond our control. These factors include:

•                  a change in a customer’s competitive position in its industry;

•                  a customer experiencing DUV photolithography tool production problems;

•                  a decision to purchase light sources from other suppliers;

•                  changes in economic conditions in the semiconductor or the photolithography tool industries; and

•                  a decline in a customer’s financial condition.

A substantial percentage of our revenue is derived from the sale of a limited number of primary products.

Our only product line is excimer light source systems, which include krypton fluoride, argon fluoride and fluorine systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer light sources as the chosen light source for their photolithography tools. Semiconductor manufacturers may choose not to adopt excimer light sources for a variety of reasons, including:

•                  instability of photoresists used in advanced DUV photolithography; and

•                  potential shortages of specialized materials used in DUV optics.

We cannot guarantee that these factors can or will be overcome or that the demand for our excimer light source products will not be materially reduced. The demand for our light source products,

and therefore our operating results, financial condition and cash flows, could be adversely affected by a number of factors, including:

•                  a decline in demand for our customers’ DUV photolithography tools;

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

We serve an increasingly global market.  A large portion of our total revenues is derived from customers located outside of the United States, particularly in Asian countries.  We expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we must maintain subsidiaries located in Japan, Korea, Taiwan, Singapore, the People’s Republic of China and the Netherlands, as well as further develop our field service, support, and manufacturing operations.

We may not be able to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not make us competitive in the global market or we may not be able to meet the service, support, and manufacturing levels required by our global customers.

Additionally, we are subject to the risks inherent in doing business globally, including:

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

Many of our major customers and many of the semiconductor device manufacturers who use our light source products in their photolithography systems are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with United States export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries.  Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

We must effectively manage changes in our business.

In order to respond to the business cycles of the semiconductor industry, in the past few years we have sharply expanded and contracted the scope of our operations and the number of employees in many of our departments. As the semiconductor industry grows and contracts we will need to:

•                  closely manage our global operations;

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

We purchase some of the components and subassemblies included in our light source products from a single supplier or a limited group of suppliers.  For certain optical components used in its light source systems, we currently utilize a single supplier.  Although we have not aggressively pursued other vendors for these optical components, we have attempted to qualify one other vendor. To date, this vendor has been unsuccessful in producing these optical components and has not been qualified by us.  To reduce the risk associated with this single supplier, we carry a two year supply of these optical components.  This two year supply is based upon current business activities, so any significant increase in production would likely result in a quicker consumption of these optical components. In addition, we outsource the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore have been adversely affected by the current industry downturn. If the current downturn continues for an extended period of time, these suppliers may not be able to continue to meet our requirements or respond quickly enough.  Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

We face competition from two companies and may face competition from additional competitors who enter the market.

We are currently aware of two significant competitors that sell light sources for DUV photolithography applications. These competitors are:

•                  Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan; and

•                  Lambda-Physik, a company headquartered in Germany, majority owned by Coherent, Inc., a U.S. company.

We believe that Gigaphoton and Lambda-Physik are aggressively trying to gain larger market penetration in the excimer light source industry. We believe that our customers have purchased products from these two competitors and that our customers have approved these competitors’ light sources for use with their products. We believe that Gigaphoton, in particular, has been approved by chipmakers in Japan and elsewhere for producing excimer light sources.  Also, we believe that Lambda-Physik has been approved by chipmakers in the U.S. and Europe for producing excimer light source products.

The market for excimer light sources is still small and immature. Larger competitors with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources and may attempt to supply consumable products and refurbished parts to that installed base. If any existing or future competitors gain market acceptance we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel, especially management and technical personnel, who may be difficult to attract and retain.

We are highly dependent on the services of many key employees in various areas, including:

•                  engineering;

•                  research and development;

•                  sales and marketing;

•                  field service;

•                  manufacturing; and

•                  management.

In particular, there are a limited number of experts in excimer light source technology, and we require highly-skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed.  We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

•                  the continued services of our engineering, research and development, sales and marketing, manufacturing and field service, and management personnel;

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

We believe it is critical for us to provide quick and responsive service directly to the semiconductor device manufacturers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide these services. Accordingly, we have an ongoing effort to develop our direct support system with locations in the United States, Japan, Europe, Korea, Singapore, Taiwan and the People’s Republic of China. This requires us to do the following:

•                  recruit and train qualified field service personnel;

•                  identify qualified independent firms; and

•                  maintain effective and highly trained organizations that can provide service to our customers in various countries.

We might not be able to attract and train qualified personnel to maintain our direct support operations successfully. We may not be able to find and engage qualified third-party resources to supplement and enhance our direct support operations. Further, we may incur significant costs in providing these support services. Failure to implement our direct support operation effectively could have a material adverse effect on our operating results, financial condition and cash flows.

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

As of December 31, 2002, we owned 165 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to April 2021.  As of December 31, 2002, we also had applied for 88 additional patents in the United States.  As of December 31, 2002, we owned 149 foreign patents and had filed 328 patent applications pending in various foreign countries.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin filing in Japan and other countries our patents for inventions covered by United States patents and patent applications until 1993. As a result we  lost the right to seek foreign patent protection for some of our early inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. Thus, the possibility of piracy of our technology and products are more likely in these countries. Further, third parties might independently develop similar products, duplicate our products or, design around patents that are granted to us.

Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in interference proceedings declared by the United States Patent and Trademark Office (“USPTO”) in order for the patent office to determine the priority of inventions. The patent office may determine that these third-party patent applications have priority over our patent applications. Loss of priority in these interference proceedings could result in substantial cost to us.

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

In the past, revenues from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these revenues from government-sponsored programs, customers and from SEMATECH, a research consortium, in connection with our designing and developing specific products. Currently, revenues from SEMATECH, photolithography tool manufacturers and semiconductor manufacturers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers and SEMATECH, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between us and the photolithography tool manufacturers and SEMATECH. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our discussions with Komatsu, they also asserted that we or our Japanese manufacturing partner, Seiko, may be infringing on some of Komatsu’s United States patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed some of our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko, our manufacturing partner, that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continues to engage in manufacturing activities for us. In connection with our manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

We have notified our competitors and others of our United States patent portfolio. Specifically, we have notified Komatsu that they may be infringing on some of our U.S. patents. We have discussed with Komatsu our claims against each other.  Komatsu challenged one of our U.S. patents in the USPTO but it was subsequently re-issued by the USPTO. Also, Komatsu transferred its lithography light source business to one of our competitors, Gigaphoton. We also have had discussions with Lambda-Physik, another competitor, regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitors may not be successful and litigation could result.

In the future, patent litigation may result due to a claim of infringement by our competitors or any other third party or may be necessary to enforce patents issued to us.  Any such litigation could result in substantial cost and diversion of effort by us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license on reasonable terms. In the alternative, we may design around the third party’s intellectual property right or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in one or more of the following, any of which could have a substantial adverse effect on our business, financial condition and operating results:

•                  loss of our proprietary rights,

•                  exposure to significant liabilities by other third parties,

•                  requirement that we get a license from third parties on terms that are not favorable, or

•                  restriction from manufacturing or selling our products.

Any of these actions could be costly and would divert the efforts and attention of Cymer’s management and technical personnel, which would materially adversely affect Cymer’s business, financial condition and results of operations.

Trademark infringement claims against our registered and unregistered trademarks would be expensive and we may have to stop using such trademarks and pay damages.

We registered the trademark ‘‘CYMER’’ & “INSIST ON CYMER” in the United States and in some other countries. We are also trying to register additional trademarks in the United States in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

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

We depend on regular and reliable air transportation on a worldwide basis for many of our routine business functions. If civil aviation in the United States or abroad is disrupted by terrorist activities or security responses to the threat of terrorism or for any other reason, our business could be adversely affected in the following ways:

•                  supplies of raw materials and components for the manufacture of our products or our customers’ products may be disrupted;

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

Semiconductor device manufacturers’ prolonged use of our products in high volume productions may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the semiconductor manufacturers could be damaged in the semiconductor industry.

Over time, our light source products may not meet semiconductor device manufacturers’ production specifications or operating cost requirements after the light source is used for a long period in high volume production. If any semiconductor device manufacturer cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with the semiconductor device manufacturers and our customers who are the limited number of photolithography tool manufacturers. This would have a material adverse effect on our business.

We have in the past and may in the future acquire business that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial problems.

The risks involved with acquiring a new company include the following:

•                  diversion of management’s attention and resources to integrate the new company,

•                  failure to retain key personnel,

•                  amortization of acquired definite-lived intangible assets and deferred compensation,

•                  client dissatisfaction or performance problems with the acquired company,

•                  the cost associated with acquisitions and the integration of acquired operations,

•                  failure to commercialize purchased technologies,

•                  ability of the acquired companies to meet their financial projections, and

•                  assumption of unknown liabilities or other unanticipated events or circumstances.

Mergers and acquisitions are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business.  Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire may not achieve anticipated revenues or operating results.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue-generating and cost management activities.

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

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company’s stock have frequently been followed by securities litigation.  Any such litigation can result in substantial costs and a diversion of management’s attention and resources and therefore could have a material adverse effect on Cymer’s business, financial condition and results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Cymer conducts business in several international currencies through its global operations. Due to the large volume of Cymer’s business that is conducted in Japan, the Japanese operation poses the greatest foreign currency risk.  Cymer uses financial instruments, principally foreign currency forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer’s inventories by Cymer Japan in US dollars for resale under firm third-party sales commitments denominated in Japanese Yen.  Cymer does not enter into foreign currency forward exchange contracts for trading purposes.

As of December 31, 2002, Cymer had outstanding foreign currency forward exchange contracts to buy US $63.8 million for 7.7 billion yen under foreign currency exchange facilities with contract rates ranging from 115.5 yen to 132.9 yen per U.S. dollar.  These contracts expire on various dates through November 2003.

Investment and Debt Risk

Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is Cymer’s general intent to hold such securities until maturity, Cymer will occasionally sell certain securities for cash flow purposes. Therefore, Cymer’s investments are classified as available-for-sale and are carried on the balance sheet at fair value.  Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009 (“2002 Notes”).  Interest on the 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries. A portion of the net proceeds of this private placement was used to redeem Cymer’s outstanding 1997 Notes.  Because the interest rate is fixed, we believe there is no risk of increased interest expense.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 14(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding the identification and business experience of Cymer’s directors under the caption “Proposal 1 - Election of Directors” in Cymer’s Proxy Statement for the annual meeting of stockholders to be held on May 22, 2003 to be filed with the Securities and Exchange Commission within 120 days after the end of Cymer’s fiscal year ended December 31, 2002, is incorporated herein by this reference.  For information regarding the identification and business experience of Cymer’s executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to Cymer’s executive officers and directors under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Cymer’s Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the caption “Executive Compensation” in Cymer’s Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management”  in Cymer’s Proxy Statement is incorporated herein by this reference.  The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference to Cymer’s Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in Cymer’s Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference from Cymer’s Proxy Statement in this Annual Report on Form 10-K, Cymer’s Proxy Statement shall not be deemed to be filed as part of this Report.  Without limiting the foregoing, the information under the captions “Report of the Audit Committee of the Board of Directors,”  “Report of the Compensation Committee of the Board of Directors” and “Performance Measurement Comparison” in Cymer’s Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There have been no significant changes in Cymer’s internal controls since the Evaluation Date.  Cymer is not aware of any significant change in any other factor that could significantly affect its internal controls subsequent to the Evaluation Date.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(1)(2)       Financial Statements and Financial Statement Schedule. The following Consolidated Financial Statements of Cymer, Inc., Financial Statement Schedules and Independent Auditors’ Report are included in a separate section of this Annual Report on Form 10-K beginning on page F-1:

All other financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)           Exhibits.  The exhibits listed under Item 15(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.  Each management contract or compensatory plan or arrangement is identified separately in item 15(c) hereof.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 31, 2002.

(c)           Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation of Cymer (incorporated herein by reference to Exhibit 3.1 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

3.2

Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cymer (incorporated herein by reference to Exhibit 1 to Cymer’s Form 8-A, dated February 20, 1998).

3.3	Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.3 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.1

Preferred Shares Rights Agreement, dated as of February 13, 1998 between Cymer and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services L.L.C.) (incorporated herein by reference to Exhibit 1 to Cymer’s Form 8-A, dated February 20, 1998).

4.2	Agreement of Substitution and Amendment of Preferred Share Rights Agreement, dated January 13, 2003, between Cymer and American Stock Transfer and Trust Company.

4.3

Purchase Agreement, dated as of February 12, 2002, among Cymer, Credit Suisse First Boston Corporation and Merrill Lynch Pierce Fenner and Smith Incorporated (incorporated herein by reference to Exhibit 4.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.4

Indenture, dated as of February 15, 2002, between Cymer and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.5

Registration Rights Agreement, dated as of February 15, 2002, among Cymer, Credit Suisse First Boston Corporation and Merrill Lynch Pierce Fenner and Smith Incorporated (incorporated herein by reference to Exhibit 4.3 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.1#	Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 10.1 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

10.2

Standard Industrial Lease – Multi-Tenant, dated August 19, 1991, by and between Lepercq Corporate Income Fund L.P. and Cymer (originally between Frankris Corporation and Cymer) (incorporated herein by reference to Exhibit 10.15 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

10.3

Single-Tenant Industrial Lease, dated December 19, 1996, by and between AEW/LBA Acquisition Co. II, LLC and Cymer (incorporated herein by reference to Exhibit 10.20 to Cymer’s Annual Report on Form 10-K filed for the year ended December 31, 1996).

10.4

Standard Form of Agreement between owner (Cymer, Inc.) and contractor (Hensel-Phelps Construction Company) dated July 22, 2002 (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.5

Contract Manufacturing Agreement – Lithography Laser, dated August 28, 1992, by and between Cymer and Seiko Instruments Inc. (the “Seiko Agreement”) (incorporated herein by reference to Exhibit 10.16 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

Addendum No. 2 to the Seiko Agreement, dated February 21, 2000 (incorporated herein by reference to Exhibit 10.5 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 1999).

Termination of Seiko Contract Manufacturing Agreement - Lithography Laser, dated March 31, 2003.

10.6#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.7#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.3 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.8#	1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

10.9#

Employment Agreement, effective as of April 1, 2002, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.10#

Employment Agreement, effective as of April 1, 2002, by and between Nancy J. Baker and Cymer (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.11#

Employment Agreement, effective as of April 1, 2002, by and between Albert P. Cefalo and Cymer (incorporated herein by reference to Exhibit 10.4 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.12#

Employment Agreement, effective as of April 1, 2002, by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.5 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.13#

Employment Agreement, effective as of April 1, 2002, by and between Edward P. Holtaway and Cymer (incorporated herein by reference to Exhibit 10.6 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.14#

Employment Agreement, effective as of April 1, 2002, by and between Brian C. Klene and Cymer (incorporated herein by reference to Exhibit 10.7 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.15#

Employment Agreement, effective as of April 1, 2002, by and between Jung Ho (John) Shin and Cymer (incorporated herein by reference to Exhibit 10.12 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.16#	Description of Cymer Management Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.17#	Cymer Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.18#

2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.19

Credit Agreement, dated as of June 28, 2001, by and between Cymer, Inc. and Wells Fargo HSBC Trade Bank (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Amendment No. 1, dated June 7, 2002, by and between Cymer, Inc. and Wells Fargo HSBC Bank, N.A.

10.20*

Patent License Agreement, dated May 14, 2001, by and among Cymer, Inc., Linda B. Jacob, Joseph A. Mangano, and Science Research Laboratory, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Patent Sublicense Agreement, dated May 14, 2001, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.21#

Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.22#

Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.23#	Reduction in Force Benefits Plan, as amended.

10.24#	Executive Option and Group Health Coverage, Extension Program (incorporated herein by reference to Exhibit 10.22 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2001).

10.25	Credit Agreement, dated October 30, 2001, by and between Cymer Japan, Inc. and Wells Fargo HSBC Trade Bank, N.A.

Parent Guarantee, dated October 30, 2001, by Cymer, Inc. with respect to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and Cymer Japan, Inc.

Amendment No. 1, dated June 7, 2002, by and between Cymer Japan, Inc. and Wells Fargo HSBC Bank, N.A.

10.26#	Description of President/COO Bonus Plan

21.1	Subsidiaries of Cymer.

23.1	Independent Auditors’ Report on Schedule and Consent

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

# Indicates management contract or compensatory plan or arrangement.

* Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.

(d)           Financial Statement Schedules.  See item 15, paragraph (a) (2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

Dated: March 24, 2003	By:	/s/ ROBERT P. AKINS
Robert P. Akins,
Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT P. AKINS	Chief Executive Officer,	March 24, 2003
Robert P. Akins	and Chairman of the Board
(Principal Executive Officer)

/s/ NANCY J. BAKER	Senior Vice President	March 24, 2003
Nancy J. Baker	and Chief Financial Officer
(Principal Financial Officer)

/s/ RAE ANN WERNER	Vice President, Controller	March 24, 2003
Rae Ann Werner	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ CHARLES J. ABBE	Director	March 24, 2003
Charles J. Abbe

/s/ RICHARD P. ABRAHAM	Director	March 24, 2003
Richard P. Abraham

/s/ MICHAEL R. GAULKE	Director	March 24, 2003
Michael R. Gaulke

/s/ WILLIAM G. OLDHAM	Director	March 24, 2003
William G. Oldham

/s/ PETER J. SIMONE	Director	March 24, 2003
Peter J. Simone

/s/ JON D. TOMPKINS	Director	March 24, 2003
Jon D. Tompkins

CERTIFICATION

I, Robert P. Akins, certify that:

1.	I have reviewed this annual report on Form 10-K of Cymer, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ ROBERT P. AKINS
Robert P. Akins
Chairman, Chief Executive Officer

CERTIFICATION

I, Nancy J. Baker, certify that:

1.	I have reviewed this annual report on Form 10-K of Cymer, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ NANCY J. BAKER
Nancy J. Baker
Sr. Vice President, Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and accordingly, changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

San Diego, California
January 27, 2003

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2001	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$111,195	$196,643
Short-term investments	82,988	71,249
Accounts receivable – net	50,056	52,341
Foreign currency forward exchange contracts	3,197	—
Inventories	61,784	100,119
Deferred income taxes	16,935	20,041
Income taxes receivable	3,039	—
Prepaid expenses and other assets	3,308	6,029
Total current assets	332,502	446,422

PROPERTY AND EQUIPMENT – NET	90,419	112,209
LONG-TERM INVESTMENTS	23,015	159,029
DEFERRED INCOME TAXES	12,269	20,553
GOODWILL – NET	9,791	10,597
INTANGIBLE ASSETS – NET	10,633	8,565
OTHER ASSETS	4,717	9,512

TOTAL ASSETS	$483,346	$766,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,687	$26,344
Accounts payable – related party	42	155
Accrued warranty and installation	27,908	30,078
Accrued payroll and benefits	6,628	7,334
Accrued patents, royalties and other fees	3,708	6,806
Foreign currency forward exchange contracts	—	907
Accrued interest	10,397	3,300
Income taxes payable	—	11,321
Revolving loan	7,652	6,667
Accrued and other current liabilities	2,629	2,383
Total current liabilities	74,651	95,295

CONVERTIBLE SUBORDINATED NOTES	147,335	250,000
OTHER LIABILITIES	4,437	5,154
MINORITY INTEREST	2,109	4,104

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 50,000,000 and 100,000,000 shares authorized at December 31, 2001 and 2002, respectively; 30,848,000 and 34,227,000 shares outstanding at December 31, 2001 and 2002, respectively	31	34
Additional paid-in capital	184,794	302,501
Treasury stock, at cost (2,000,000 common shares)	(24,871)	—
Unearned compensation	(3,468)	(2,358)
Accumulated other comprehensive loss	(3,662)	(3,429)
Retained earnings	101,990	115,586
Total stockholders’ equity	254,814	412,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,346	$766,887

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years ended December 31,
	2000	2001	2002

REVENUES:
Product sales	$366,280	$267,003	$287,995
Other	1,180	2,441	2,165
Total revenues	367,460	269,444	290,160

COSTS AND EXPENSES:
Cost of product sales	187,579	151,340	162,095
Research and development	45,433	58,368	73,714
Sales and marketing	20,098	19,617	17,153
General and administrative	22,510	18,990	18,212
Amortization of goodwill and intangible assets	108	3,148	160
Purchased in-process research and development	—	5,050	—

Total costs and expenses	275,728	256,513	271,334

OPERATING INCOME	91,732	12,931	18,826

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	(1,379)	877	(723)
Interest and other income	10,785	8,290	10,055
Interest and other expense	(10,636)	(10,614)	(11,246)

Total other expense – net	(1,230)	(1,447)	(1,914)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	90,502	11,484	16,912

INCOME TAX PROVISION	26,246	2,871	2,706
MINORITY INTEREST	(484)	(368)	(447)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	63,772	8,245	13,759

Extraordinary gain (loss) on debt extinguishment, net of taxes	—	610	(163)
Cumulative change in accounting principle, net of taxes	—	(370)	—

NET INCOME	$63,772	$8,485	$13,596

EARNINGS PER SHARE:
Basic earnings per share:
Before extraordinary item and cumulative change in accounting principle	$2.19	$0.27	$0.41
Extraordinary gain on debt extinguishment	—	0.02	—
Cumulative change in accounting principle	—	(0.01)	—
Basic earnings per share	$2.19	$0.28	$0.41
Weighted average common shares outstanding	29,113	30,474	33,317

Diluted earnings per share:
Before extraordinary item and cumulative change in accounting principle	$2.07	$0.26	$0.39
Extraordinary gain on debt extinguishment	—	0.02	—
Cumulative change in accounting principle	—	(0.01)	—
Diluted earnings per share	$2.07	$0.27	$0.39
Weighted average common and dilutive potential common shares outstanding	30,758	31,108	34,712

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Total Comprehensive Income

	Common Stock
	Shares	Amount
BALANCE, JANUARY 1, 2000	28,435	$28	$125,623	$(24,871)	$—	$(3,620)	$29,733	$126,893

Exercise of common stock options and warrants	992	1	11,046					11,047
Issuance of employee stock purchase plan shares	65		1,634					1,634
Conversion of notes to equity	4		165					165
Income tax benefit from stock options exercised			7,528					7,528
Net income							63,772	$63,772	$63,772
Other comprehensive income:
Translation adjustment, net of tax						1,784		1,784	1,784
Net unrealized gain on available-for-sale investments, net of tax						145		145	145
Total comprehensive income									$65,701

BALANCE, DECEMBER 31, 2000	29,496	29	145,996	(24,871)	—	(1,691)	93,505	212,968

Exercise of common stock options and warrants	550	1	9,631					9,632
Issuance of employee stock purchase plan shares	113		2,148					2,148
Issuance of shares in acquisition of ACX	689	1	14,981					14,982
Issuance of options in acquisition of ACX			5,889		(4,439)			1,450
Issuance of warrants under SRL license agreement			4,322					4,322
Amortization of unearned compensation					971			971
Income tax benefit from stock options exercised			1,827					1,827
Net income							8,485	8,485	$8,485
Other comprehensive income:
Translation adjustment, net of tax						(3,610)		(3,610)	(3,610)
Net unrealized gain on available-for-sale investments, net of tax						270		270	270
Net unrealized gain on derivatives, net of tax						1,369		1,369	1,369
Total comprehensive income									$6,514

BALANCE, DECEMBER 31, 2001	30,848	31	184,794	(24,871)	(3,468)	(3,662)	101,990	254,814

Exercise of common stock options and warrants	900	1	19,748					19,749
Issuance of employee stock purchase plan shares	154		2,798					2,798
Amortization of unearned compensation					1,110			1,110
Conversion of 1997 Notes to common stock	2,325	2	88,125	24,871				112,998
Non-cash stock-based compensation			183					183
Income tax benefit from stock options exercised			6,853					6,853
Net income							13,596	13,596	$13,596
Other comprehensive income:
Translation adjustment, net of tax						135		135	135
Net unrealized gain on available-for-sale investments, net of tax						1,966		1,966	1,966
Net unrealized loss on derivatives, net of tax						(1,868)		(1,868)	(1,868)
Total comprehensive income									$13,829

BALANCE, DECEMBER 31, 2002	34,227	$34	$302,501	—	$(2,358)	$(3,429)	$115,586	$412,334

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2000	2001	2002

OPERATING ACTIVITIES:
Net income	$63,772	$8,485	$13,596
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle	—	370	—
Extraordinary (gain) loss on debt extinguishment	—	(610)	163
Depreciation and amortization	19,197	25,699	25,492
Non-cash stock-based compensation	—	—	183
Amortization of unearned compensation	—	971	1,110
Minority interest	484	368	447
Purchased in-process research and development	—	5,050	—
Provision for deferred income taxes	493	(386)	(31)
Loss on disposal and impairment of property and equipment	2,192	505	675
Change in assets and liabilities - net of acquisition in 2001:
Accounts receivable - net	(21,686)	35,969	(2,285)
Income taxes receivable	—	(3,039)	3,153
Foreign currency forward exchange contracts	(5,259)	1,417	939
Inventories	(27,641)	15,179	(38,335)
Prepaid expenses and other assets	(1,057)	615	(2,538)
Accounts payable	3,059	(8,146)	10,770
Accrued and other liabilities	16,792	(16,322)	5,813
Income taxes payable	5,130	(7,741)	6,651

Net cash provided by operating activities	55,476	58,384	25,803

INVESTING ACTIVITIES:
Acquisition of property and equipment	(55,269)	(20,405)	(45,217)
Purchases of investments	(173,044)	(164,302)	(284,352)
Proceeds from sold or matured investments	174,548	184,759	163,410
Acquisition of Active Control eXperts, Inc., net of cash acquired	—	(279)	—
Acquisition of patents	—	(6,000)	—
Acquisition of minority interest	(1,104)	—	(360)

Net cash used in investing activities	(54,869)	(6,227)	(166,519)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	(8,146)	(1,093)	(1,672)
Proceeds from issuance of common stock	12,681	11,781	22,547
Redemption of convertible subordinated notes	—	(24,930)	(39,598)
Issuance of convertible subordinated notes		—	250,000
Offering costs from issuance of convertible subordinated notes		—	(7,873)
Minority interest investment in subsidiary	(183)	—	1,900
Payments on capital lease obligations	(621)	(281)	(56)

Net cash provided by (used in) financing activities	3,731	(14,523)	225,248

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(425)	(6,117)	916

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,913	31,517	85,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	75,765	79,678	111,195

CASH AND CASH EQUIVALENTS AT END OF YEAR	$79,678	$111,195	$196,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,942	$7,778	$10,473
Income taxes paid (refunded), net	$17,987	$13,982	$(7,821)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for acquisition of patents	—	$4,322	—
Stock and stock options issued in acquisition of Active Control eXperts, Inc.	—	$20,871	—
Conversion of subordinated notes to equity	$165	—	$112,998

See Notes to Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Cymer, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer” or the Company), are engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to manufacturers of photolithography tools in the semiconductor equipment industry.  Cymer sells its product to customers primarily in Japan, Asia, the Netherlands and the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries - Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Inc., in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), Cymer Boston (formerly known as Active Control eXperts, Inc. or ACX) and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 75% of Cymer Korea.  Cymer sells its excimer light sources in Japan primarily through Cymer Japan. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea includes manufacturing refurbishment, field service, and administrative activities for that region.  All significant intercompany balances have been eliminated in consolidation.

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

Investments – Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is Cymer’s general intent to hold such securities until maturity, management will occasionally sell certain securities for cash flow purposes.  Therefore, Cymer’s investments are classified as available-for-sale and are carried on the balance sheet at fair value, with unrealized gains and losses reported within stockholder’s equity. Realized gains and losses are recorded based on the specific identification method.

Inventories - Inventories are carried at the lower of standard cost, which approximates first-in, the first-out method, or market.  Cost includes material, labor and manufacturing overhead costs. Cymer reviews the components of its inventory on a regular basis for excess or obsolete inventory and makes appropriate allowances and dispositions as such inventory is identified.

Property and Equipment - Property and equipment are stated at cost.  Equipment acquired under capital leases is stated at the present value of the future minimum lease payments. Additions and improvements are capitalized and maintenance and repairs are expensed when incurred.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally three to five years).  The Cymer owned buildings are depreciated over a useful life of twenty years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining lease term. Amortization of equipment obtained under capital leases is included in depreciation expense in the accompanying consolidated financial statements.  Light sources built for internal use are capitalized and depreciated using the straight-line method over three years.

Goodwill/Intangible Assets – Cymer adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS 142 superceded Accounting Principles Board Opinion No. 17, “Intangible Assets”, and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, the reassessment of the useful lives of existing intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS 142 on January 1, 2002, Cymer ceased the amortization of goodwill and intangible assets with indefinite lives, and completed the required transitional impairment test, which resulted in no indication of impairment. Cymer also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141.  As a result, Cymer reclassified assembled workforce net of amortization of $617,000 from intangible assets to goodwill, as assembled workforce no longer meets the definition of an identifiable intangible asset under the provisions of SFAS No. 141. In accordance with SFAS 142, Cymer will conduct an annual impairment test of goodwill in the fourth quarter of each fiscal year, or whenever events or circumstances occur indicating potential impairment.

Intangible assets consist primarily of acquired patents, acquired workforce, and purchased technology. Intangible assets with definite lives are recorded at cost and are amortized using the straight-line method over their expected useful lives from four to eight years. Cymer reviews the carrying value and remaining useful life of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting Cymer’s average cost of funds.  The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of – Cymer adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accounts payable – related party, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, accrued interest, income tax payable and accrued and other current liabilities – The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accounts payable – related party, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, accrued interest, income tax payable  and accrued and other current liabilities approximates fair value because of the short maturity of these instruments.

Investments – Investments are carried at fair value which is based on quoted market prices for such securities.

Foreign Currency Forward Exchange Contracts – The fair value of foreign currency forward exchange contracts is determined using the quoted exchange rate (see “Derivative Instruments” below).

Convertible Subordinated Notes – Convertible Subordinated Notes are recorded at face value of $147.3 million and $250.0 million at December 31, 2001 and 2002, respectively.  The fair value of such debt, based on quoted market prices at December 31, 2001 and 2002 was $153.4 million and $245.9 million, respectively.

Revolving Loan – The carrying amount reported for Cymer’s revolving loan approximates its fair value because the underlying instrument bears interest at rates comparable to current rates offered to Cymer for instruments of similar terms and risk.

Guarantees – In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.   FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The disclosure requirements of this Interpretation are effective for interim or annual periods ending after December 15, 2002.  The recognition and measurement provisions of the Interpretation are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002.  Cymer adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002 and will adopt the recognition and measurement provisions as required after December 31, 2002.

In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45, except for standard warranty provisions associated with product sales, indemnification provisions related to intellectual property that are contained within many of its customer agreements, and third-party bank guarantees for subsidiary office lines of credit.  All of these provisions give rise only to the disclosure requirements prescribed by FIN 45.

Product Warranties - Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants spare parts sold to its customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products which is included in cost of product sales in the consolidated statements of income and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle. The warranty provision for spares is determined by using actual historical data.  For both light source systems and spares, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the year ended December 31, 2002 (in thousands):

Balance, January 1, 2002	$26,750
Liabilities accrued for warranties issued during the year, net of adjustments and expirations	17,125
Warranty expenditures recorded during the year	(14,275)
Balance, December 31, 2002	$29,600

Intellectual Property Indemnifications – Cymer includes intellectual property indemnification clauses within its general terms and conditions with its customers and the general purchase agreements with its three major customers, ASM Lithograph, Canon, and Nikon.  In general, these indemnification provisions provide that Cymer will defend its customers against any infringement claims that arise related to Cymer’s patents.  Under the indemnification clauses, Cymer will pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the customer follows specific procedures for notifying Cymer of such claims and allows Cymer to manage the settlement proceedings. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual customer agreements.

An indemnification provision is also included in the contract manufacturing agreement with Seiko, which will be terminated effective March 31, 2003.  As with Cymer’s indemnification provisions on intellectual property, Cymer will continue to honor this indemnification clause within the agreement even after its termination at the end of March 2003. Seiko and at least one Japanese customer have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that it is entitled to prior use claims in Japan.

Guarantees on Subsidiary Debt – Currently, Cymer is party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee is between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guarantees payment of any obligations under the revolving loan agreement in the event that Cymer Japan cannot make such payments due or defaults on the loan.  The maximum amount that Cymer Japan can borrow under this revolving loan agreement is the yen-denominated equivalent of U.S. $20 million. To date, Cymer Japan has made all payments per the terms of the Loan Agreement and thus, Cymer has not incurred any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly-owned subsidiary of Cymer and Cymer Japan records the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability is included in the consolidated balance sheets. As of December 31, 2001 and 2002, the outstanding balances on the revolving loan were $6.7 million and $7.7 million, respectively.

Comprehensive Income – Comprehensive income includes net income, effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheet.

Revenue Recognition – Cymer recognizes revenue when all four revenue recognition criteria have been met.  These four criteria are as follows: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. Cymer revenue is generated from product sales, which includes light source systems, consumables and spare parts, upgrades, service, service contracts and training.  In addition, Cymer generates other revenue which primarily represents revenue earned from funded development activities and license fees.

Cymer’s revenue recognition policy results in revenue being recognized as follows for product sales 1) For light source systems that have proven to meet specifications prior to shipment and do not have acceptance provisions, the revenue is recognized once legal title passes to the customer.  As the shipping terms vary by customer, this title will transfer based upon the shipping terms specific to that customer.  2)  For light source systems which are shipped to customers requiring acceptance provisions, the revenue is recognized at such time that the acceptance conditions are satisfied.  3)  For consumables and spare parts sales, revenue is recognized at the point that legal title passes to the customer.  For consumables and spare parts sales, legal title generally passes to the customer upon shipment from the Cymer facility.  4)  For service and training sales which are generated from a billable service call or a training class, revenue is recognized when the services or training have been rendered to the customer. 5) For service contract sales, revenue is generally recognized ratably over the life of the contract or per the specific terms of the agreement.

Revenue classified as “other revenue” in Cymer’s statements of income is recorded as revenue on a basis consistent with the performance requirement of the funded development or license agreement. Revenue from funded development contracts is generally recognized on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.  Payments received in advance of performance are recorded as deferred revenue.

Warranty Expense – Cymer warrants its new light source products against defects in design, materials, and workmanship. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants spare parts sold to its customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products which is included in cost of product sales in the consolidated statements of income and is recorded at the time that the related revenue is recognized.  The warranty provision for light source systems is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle.  The warranty provision for spares is determined by using actual historical data.  For both light source systems and spares, if actual warranty expenses differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

Research and Development Costs – Research and development costs are expensed in the period incurred.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation - Cymer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. During the quarter ended December 31, 2002, Cymer adopted SFAS No. 148 which amended SFAS No. 123 by permitting two additional transition methods for entities that choose to adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and by requiring new disclosures about the effect of stock-based employee compensation on reported results.

As Cymer accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations, no stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table compares net income per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for the Cymer’s stock-based compensation plans in accordance with SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share amounts):

	Year ended December 31,
	2000	2001	2002

Net income, as reported	$63,772	$8,485	$13,596

Deduct: Total stock-based employee compensation expense determined Under the fair value based method for all awards, net of related tax effects	(27,251)	(32,139)	(33,585)

Pro forma net income (loss)	$36,521	$(23,654)	$(19,989)

Earnings (loss) per share:
Basic – as reported	$2.19	$.28	$.41
Basic – pro forma	$1.25	$(.78)	$(.60)

Diluted – as reported	$2.07	$.27	$.39
Diluted – pro forma	$1.19	$(.78)	$(.60)

Under SFAS No. 123, the weighted average per share fair value of the options granted during 2000, 2001 and 2002 was $27.86, $14.36 and $17.45, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2000	2001	2002

Dividend yield	None	None	None
Volatility rate	87%	84%	83%
Weighted average risk free interest rates:
Options	6.27%	4.42%	3.34%
ESPP	6.15%	4.20%	3.60%
Assumed forfeiture rate	5%	5%	5%
Expected life:
Options	7 years	6 years	6 years
ESPP	.5 years	.5 years	.5 years

Foreign Currency Translation -  The financial statements of Cymer’s foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

Derivative Instruments - Cymer conducts business in several international currencies through its global operations. Due to the large volume of business Cymer conducts in Japan, the Japanese operation poses the greatest foreign currency risk.  Cymer uses financial instruments, principally forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer’s inventories by Cymer Japan for resale under firm third-party sales commitments.  Cymer does not enter into forward exchange contracts for trading purposes.

Under Statement of Financial Accounting Standards, No. 133 (“SFAS 133”), as amended, derivative instruments are recognized in the balance sheet at their fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in accumulated other comprehensive income (loss), then recognized in earnings along with the related effects of the hedged items after the transaction occurs. Any ineffective portion of a hedge is reported in earnings as it occurs. The criteria for hedge accounting includes an assessment of offsetting changes in the cash flows for the risk being hedged, supported by a demonstrated historical pattern of effectiveness, and required documentation. Required documentation includes, but is not limited to, the hedging relationship at inception of the hedge, the effectiveness of the hedge, the processes used to determine fair value, and the calculation of the derivative’s effectiveness and ineffectiveness.

Cymer’s derivative instruments are designated as cash flow hedging instruments. Cymer adopted SFAS 133 on January 1, 2001 but did not qualify for cash flow hedge accounting treatment until July 1, 2001 due to the extensive documentation and administrative requirements. Accordingly, for contracts which Cymer entered into from January 1, 2001 to June 30, 2001, Cymer recorded changes in the fair value of these foreign currency forward exchange contracts directly through earnings in other income (expense) in the period that such changes occurred.  For contracts entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party. Prior to the adoption of SFAS 133, Cymer accounted for all such gains and losses through cost of product sales in the same period as the related sale was made to the third party.

Concentration of Credit Risk - Financial instruments, which potentially subject Cymer to concentrations of credit risk, consist principally of cash and accounts receivable.

Cash and cash equivalents - Cymer invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to Cymer’s corporate investment policy and prevailing market conditions.  Cymer has not experienced any material losses on its cash and investment accounts.  At times, cash balances held in financial institutions are in excess of federally insured limits. Cymer performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing.  At December 31, 2001 and 2002, Cymer had $111.1 million and $196.6 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

Accounts receivable - Cymer maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense.  Management periodically determines the adequacy of this allowance by continually evaluating individual customer receivables considering the customer’s financial condition, security deposits, and current economic conditions.   Credit losses to date have been minimal.

Major Customers - Revenues from major customers are detailed as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands )
Customer
ASM Lithography	$120,744	$85,758	$92,286
Canon	67,992	41,698	61,709
Nikon	103,551	77,490	68,358

Accounts receivable balances for these same major customers are detailed as follows:

	December 31,
	2001	2002
	(in thousands )
Customer
ASM Lithography	$25,071	$20,729
Canon	3,510	6,290
Nikon	10,480	9,262

Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 42%, 41% and 43% of revenues for the years ended December 31, 2000, 2001, and 2002, respectively. Revenues from ASM Lithography in the Netherlands accounted for 30%, 32% and 32% of revenues for the years ended December 31, 2000, 2001, and 2002, respectively.

The loss of business of any of these major customers would have a material adverse effect on our operating results, financial condition, and cash flows.

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.  Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2000, 2001 and 2002, respectively:

	Year ended December 31,
	2000	2001	2002
	(in thousands )

Basic weighted average common shares outstanding	29,113	30,474	33,317

Effect of dilutive securities:
Warrants	19	—	19
Options	1,626	634	1,376

Diluted weighted average common and potential common shares outstanding	30,758	31,108	34,712

For the years ended December 31, 2000, 2001, and 2002, weighted average options and warrants to purchase 388,000, 3,614,000 and 2,489,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the years ended December 31, 2000, 2001, and 2002, weighted average common shares attributable to convertible subordinated notes of 3,667,000, 3,387,000 and 5,077,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

2.                                      ACQUISITION

On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company now known as Cymer Boston in an all-stock transaction including 689,000 shares of Cymer stock and 336,000 stock options.  The acquisition was accounted for using the purchase method of accounting, and the results of operations of Cymer Boston are included in Cymer’s consolidated financial statements from the acquisition date. The total consideration for the purchase was approximately $24.8 million, which included common stock of $15.0 million, $3.0 million liabilities assumed, $5.9 million employee stock options assumed, and $0.8 million capitalized transaction costs.   A total of $12.3 million was recorded to goodwill based on the total consideration of $24.8 million less $1.5 million of acquired tangible assets, $1.4 million of acquired identifiable intangible assets, a $5.1 million in process research and development charge, and $4.4 million of unearned compensation recorded related to the assumed stock options.  The unearned compensation of $4.4 million is being amortized to compensation expense on a straight-line basis over the four year vesting period of the options.  Had this company been acquired on January 1, 2001, Cymer’s net income would have been as follows (in thousands, except per share data):

Year ended December 31, 2001

Reported net income	$8,485

Adjustments:
Amortization of goodwill and intangible assets	(429)
Incremental net loss	(475)
Tax effect	226
Total	(678)

Adjusted net income	$7,807

Basic earnings per share:

As reported	$.28
As adjusted	$.26

Diluted earnings per share:

As reported	$.27
As adjusted	$.25

3.                                      BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of December 31, 2001 and 2002 (in thousands):

	December 31,
	2001	2002
	(in thousands )
ACCOUNTS RECEIVABLE:
Trade	$46,478	$46,283
Notes and other	5,775	7,814
	52,253	54,097
Less allowance for doubtful accounts and notes	(2,197)	(1,756)
Total	$50,056	$52,341

INVENTORIES:
Raw materials	$26,294	$44,252
Work-in-progress	22,211	32,718
Finished goods	26,807	37,849
Allowance for excess and obsolete inventory	(13,528)	(14,700)
Total	$61,784	$100,119

PROPERTY AND EQUIPMENT:
Land	$9,080	$9,080
Building	27,528	31,178
Building improvements	1,146	2,451
Furniture and equipment	71,568	77,434
Capitalized light sources	31,833	40,850
Leasehold improvements	25,932	27,412
Construction in process	1,461	17,641
	168,548	206,046
Less accumulated depreciation and amortization	(78,129)	(93,837)
Total	$90,419	$112,209

4.                                      INVESTMENTS

Investments at December 31, 2001 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Short-term:
Corporate debt securities	$48,570	$260	$(34)	$48,796
Commercial paper	22,975	171	(2)	23,144
U.S. government agencies	2,505	20	—	2,525
Other	8,454	69	—	8,523
Total	$82,504	$520	$(36)	$82,988

Long-term:
Corporate debt securities	$6,268	$30	$(41)	$6,257
Commercial Paper	10,389	—	(56)	10,333
Other	6,413	12	—	6,425
Total	$23,070	$42	$(97)	$23,015

Investments at December 31, 2002 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Short-term:
Corporate debt securities	$35,762	$275	$(135)	$35,902
Commercial paper	13,988	3	—	13,991
U.S. government agencies	14,994	98	—	15,092
Other	6,218	46	—	6,264
Total	$70,962	$422	$(135)	$71,249

Long-term:
Corporate debt securities	$136,247	$3,200	$(38)	$139,409
U.S. government agencies	19,259	361	—	19,620
Total	$155,506	$3,561	$(38)	$159,029

5.                                      REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the year ended December 31, 2002 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

January 1, 2000	Balance	$(3,581)	$(39)	$—	$(3,620)
	Period net change	1,784	145	—	1,929
December 31, 2000	Balance	(1,797)	106	—	(1,691)
	Period net change	(3,610)	270	1,369	(1,971)
December 31, 2001	Balance	(5,407)	376	1,369	(3,662)
	Period net change	135	1,966	(1,868)	(233)
December 31, 2002	Balance	$(5,272)	$2,342	$(499)	$(3,429)

6.                                      GOODWILL AND INTANGIBLE ASSETS

As of the date of adoption of SFAS No. 142 on January 1, 2002, Cymer had unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets, excluding acquired patents, in the amount of $1.1 million, all of which were subject to the transition provisions of SFAS No 142.

During the fourth quarter of 2002, Cymer completed its annual impairment test of goodwill and intangible assets and concluded that no impairment of goodwill existed as of December 31, 2002.

As of December 31, 2001 and 2002, the components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2001		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Existing technology - ACX acquisition	$640	$140	$640	$300

Unamortized intangible assets:
Goodwill	$12,734	$2,943	$13,713	$3,116
Assembled workforce - ACX acquisition	790	173	—	—
	$13,524	$3,116	$13,713	$3,116

The above table only includes intangible assets associated with prior purchase business combinations.  Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001.  As of December 31, 2001 and December 31, 2002, the net carrying amount of these patents was $9.5 million and $8.2 million, respectively.

Aggregate amortization expense was $108,000, $3,148,000 and $160,000 for the years ended December 31, 2000, 2001, and 2002, respectively.  As of December 31, 2002, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Year ended December 31, 2003	$160
Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Goodwill, as of December 31, 2001	$9,791
Goodwill acquired	189
Reclassification of assembled workforce to goodwill	617
Goodwill as of December 31, 2002	$10,597

Income before extraordinary item and cumulative change in accounting principle, net income and earnings per share on a pro forma basis, excluding goodwill and intangible asset amortization expense related to intangibles no longer amortized, would have been as follows if SFAS 142 had been adopted on January 1, 2001 (in thousands, except per share data):

	Year ended December 31,
	2001	2002

Reported income before extraordinary item and cumulative change in accounting principle	$8,245	$13,759

Reported net income	$8,485	$13,596

Adjustments:
Amortization of goodwill and intangible assets	3,008	—
Tax effect	(752)	—
	2,256	—
Adjusted income before extraordinary item and cumulative change in accounting principle	$10,501	$13,759

	Year ended December 31,
	2001	2002

Adjusted net income	$10,741	$13,596

Basic earnings per share:
As reported – before extraordinary item and cumulative change in accounting principle	$0.27	$0.41
As adjusted – before extraordinary item and cumulative change in accounting principle	$0.34	$0.41

As reported – net income	$0.28	$0.41
As adjusted – net income	$0.35	$0.41

Diluted earnings per share:

As reported – before extraordinary item and cumulative change in accounting principle	$0.26	$0.39
As adjusted – before extraordinary item and cumulative change in accounting principle	$0.34	$0.39

As reported – net income	$0.27	$0.39
As adjusted – net income	$0.35	$0.39

7.                                      CREDIT FACILITIES

Revolving Loan Agreements – During 2001 and 2002, Cymer maintained certain Loan Agreements with a commercial bank (the “Loan Agreements”) which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the Loan Agreements, Cymer may borrow in U.S. dollars or Japanese yen, and interest accrues on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen cost of funds rate plus 1.5% on yen-denominated borrowings. The Japanese line of credit has a commitment fee of 0.2% per annum based on the daily unused amount of the credit line.  This commitment fee is due and payable quarterly.  The Loan Agreements require Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  As of December 31, 2002, Cymer was in compliance with all such covenants. The Loan Agreements expire on June 16, 2003.

As of December 31, 2001 and 2002, respectively, there was $7.7 million and $6.7 million outstanding at annual interest rates of 1.60% and 1.56%, under the Loan Agreements.

Foreign Exchange Facilities – During 2001 and 2002, Cymer maintained foreign exchange facilities with three different banks in the United States and Japan.  See also “Derivative Instruments” in Note 1.  The foreign exchange facilities provided up to $100 million in 2000 and 2001 to be utilized for spot and futures foreign exchange contracts for periods of up to one year. As of December 31, 2001 and 2002, $44.4 million and $63.8 million was utilized under the foreign exchange facilities, respectively. One of these facilities is associated with the Revolving Loan Agreements discussed above and is subject to the same covenants.

8.                                      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The total amount of impairment losses incurred in the years ended December 31, 2000, 2001, and 2002 were approximately $2.0 million, $510,000, and $574,000 , respectively. The impairment loss recorded in the year ended December 31, 2000 was primarily related to the write-off of certain tenant improvements in Cymer’s existing facilities as Cymer moved to a new facility in 2000, and the write-off of computer systems made obsolete by Cymer’s new ERP system which was implemented in 2000.  The loss of $2.0 million was recorded in general and administrative expenses in the consolidated statements of income.  For the year ended December 31, 2001, the impairment loss of $510,000 included write-offs associated with tenant improvements in its San Diego facility, obsolete software used in Cymer’s customer service and support organization and obsolete lasers used within research and development.  The loss of $510,000 was recorded in the research and development, sales and marketing, and general and administrative expenses, as appropriate, in the accompanying consolidated statements of income. For the year ended December 31, 2002, the impairment loss of $574,000 included write-offs associated with tenant improvements in its San Diego facility and test equipment used within research and development.  The loss of $574,000 was recorded in the research and development and general and administrative expenses, as appropriate, in the accompanying consolidated statements of income.

9.                                      CONVERTIBLE SUBORDINATED NOTES

In August 1997, Cymer issued $172.5 million aggregate principal amount in a private placement of notes. These 3½% / 7¼% Step-Up Convertible Subordinated Notes (“1997 Notes”) were due August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the notes was 21.2766 shares per $1,000 principal amount.

These 1997 Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $109.3 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer common stock. As a result of these conversions, 2,325,542 shares of Cymer’s common stock were issued to holders of the 1997 Notes.  Cymer used its 2,000,000 shares of treasury stock as part of the total 2,325,542 shares issued in the conversion.  The remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.  The redemption price was 104.111% of the principal amount of the 1997 Notes, plus accrued and unpaid interest to the redemption date.  The redemption resulted in an extraordinary loss on debt extinguishment of $163,000, net of tax.

In February 2002, Cymer issued $250.0 million principal amount of unsecured 3½% Convertible Subordinated Notes due February 15, 2009 ( “2002 Notes”).  Interest on the 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries. A portion of the net proceeds of this private placement were used to redeem Cymer’s outstanding 1997 Notes.

10.                               STOCKHOLDERS’ EQUITY

Common Stock Warrants – During fiscal 2001, Cymer issued warrants to purchase 200,000 shares of its common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents (See Note 12).  No warrants were granted in 2002, and no warrants were exercised in 2001 or 2002.  The warrants expire in May 2006.

Stock Option and Purchase Plans - Cymer has the following stock option and stock purchase plans:

1996 Stock Option Plan (the “1996 Stock Plan”) – The 1996 Stock Plan provides for the grant of incentive stock options  to employees and nonqualified stock options to employees, directors and consultants of Cymer.  The exercise price of stock options granted under the 1996  Plan must be at least equal to the fair market value of Cymer’s common stock on the date of grant. Options issued under the 1996 Plan expire five to ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Stock Plan.  Of these shares, options to purchase 5,064,938 shares are outstanding and 656,979 shares remain available for grants as of December 31, 2002.

1996 Employee Stock Purchase Plan (the “ESPP”) – The ESPP is intended to qualify under Section 423 of the Code.  Under the ESPP, eligible employees may purchase shares of common stock from Cymer through payroll deductions of up to 15% of his or her base compensation (excluding bonuses, overtime and sales commissions), at a price per share equal to 85% of the lower of (i) the fair market value of Cymer’s common stock as of the first day of each offering period under the ESPP or (ii) the fair market value of the common stock at the end of the purchase period.  This plan was amended in 2001 by the shareholders to establish two year offering periods with six month purchase periods and to increase the plan shares issuable from 500,000 to 800,000.  The amount of shares issuable under this plan as of December 31, 2002 was 171,389, and 628,611 shares have been previously issued.

2000 Equity Incentive Plan ( the “2000 Plan” ) – On August 16, 2000, Cymer adopted the 2000 Plan which provides for the grant of options to employees or consultants who are neither directors nor officers. The exercise price of the options granted under the 2000 Plan will equal the quoted market value of the common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four year period following the date of grant.  This plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000.  Of these shares, options to purchase 2,817,958 shares are outstanding and 1,993,393 shares remain available for grants as of December 31, 2002.

ACX 1993 Stock Option Plan – Cymer assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001.  Outstanding options may be exercised solely for shares of Cymer common stock, according to the conversion ratio established in the acquisition.  The outstanding ACX options were converted to options to purchase 336,109 Cymer shares, at exercise prices ranging from $2.08 to $38.71 per share.  No further options will be issued under the ACX Stock Option Plan.  As of December 31, 2002, 204,272 shares are outstanding under the ACX Stock Option Plan.

In 1996, Cymer adopted a 1996 Director Option Plan (the “Director Option Plan”) whereby 200,000 shares were reserved for Board of Director option grants.  There were 80,000 options issued under the Director Option Plan in 1997.  The Director Option Plan was dissolved in October 1997; however, 35,000 of these options remain outstanding as of December 31, 2002.

1987 Stock Option Plan (the “1987 Plan”) – The 1987 Plan provided for the grant of incentive and nonstatutory options to purchase shares of common stock to employees and consultants at prices that are not less than 100% (85% for nonstatutory options) of the fair market value of Cymer’s common stock on the date the options are granted.  The 1987 Plan also provided for various restrictions regarding option terms, prices, transferability and other matters.  Options issued under the 1987 Plan expired five to ten years after the options were granted and generally vest and became exercisable ratably over a four-year period following the date of grant.  This plan expired in 1997, and there are no shares outstanding under this plan as of December 31, 2002.

Stock option transactions are summarized as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding, January 1, 2000	4,769	$21.47
Granted	2,244	38.46
Exercised	(974)	11.26
Cancelled	(302)	26.68

Outstanding, December 31, 2000	5,737	29.56
Granted	2,601	23.98
Assumed in acquisition of ACX	336	10.97
Exercised	(550)	17.45
Cancelled	(579)	28.60

Outstanding, December 31, 2001	7,545	27.75
Granted	1,803	28.20
Exercised	(900)	21.94
Cancelled	(326)	34.81

Outstanding, December 31, 2002	8,122	$28.20

Exercisable, December 31, 2002	4,941	$27.52

The following table summarizes information as of December 31, 2002 concerning currently outstanding and exercisable options (number of shares in thousands):

Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Range of Exercise Prices

$ 2.08 - $ 2.08	21	3.26	$2.08	13	$2.08
$ 9.13 - $11.65	169	3.92	$11.60	83	$11.54
$ 12.25 - $17.31	695	7.82	$16.30	638	$16.34
$ 17.50 - $25.76	2,981	7.64	$21.63	1,776	$22.31
$ 25.86 - $38.63	3,610	8.02	$33.43	2,144	$33.42
$ 38.88 - $57.00	636	8.03	$47.13	280	$45.90
$ 60.00 - $60.00	10	7.16	$60.00	7	$60.00
$ 2.08 - $60.00	8,122	7.76	$28.20	4,941	$27.52

Stockholder Rights Plan – In the event of hostile takeover attempts, including the accumulation of shares in the open market or through private transactions, the rights plan enhances the ability of Cymer’s board of directors to negotiate with a potential acquirer for a fair price to all of the stockholders. Under the rights plan, rights were distributed as a dividend at the rate of one right (a "Cymer right") for each share of common stock held by stockholders of record as of the close of business on March 2, 1998.  After March 2, 1998, each holder of shares of common stock is entitled to a Cymer right in respect of each share held by the stockholder. The Cymer rights will expire on February 13, 2008. Under the rights plan, each Cymer right initially entitles stockholders to buy one one-thousandth of a share of preferred stock for $100, subject to subsequent adjustment. The Cymer rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Cymer common stock or commences a tender or exchange offer upon consummation of which the person or group would beneficially own 15% or more of Cymer’s common stock.

If any person becomes the beneficial owner of 15% or more of Cymer’s common stock, other than pursuant to a tender offer for all outstanding shares approved by a majority of Cymer’s directors not affiliated with the person, then each Cymer right not owned by the acquiring person or related parties will entitle its holder to purchase, at the Cymer right's then current exercise price, shares of Cymer’s common stock having a value of twice the Cymer right's then current exercise price (or, in certain circumstances as determined by Cymer’s board of directors, cash, other property or other securities in lieu of purchasing preferred shares). If after any person has become a 15% stockholder, Cymer is involved in a merger or other business combination transaction with another person in which Cymer is not the surviving entity or in which Cymer’s common stock is changed or exchanged, or if Cymer sells 50% or more of its assets or earning power to another person, each Cymer right will entitle its holder to purchase, at the Cymer right's then current exercise price, shares of common stock of the other person having a value of twice the Cymer right's then current exercise price.

Prior to their expiration, Cymer is generally entitled to redeem the Cymer rights at $0.01 per Cymer right at any time prior to a public announcement that a 15% position has been acquired.

11.                               INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Current income taxes:
Federal	$19,962	$1,560	$8,320
State	4,457	(3,432)	371
Foreign	7,808	3,017	4,262

Total	32,227	1,145	12,953

Deferred income taxes:
Federal	(3,071)	(118)	(6,874)
State	(2,910)	1,844	(3,373)
Foreign	—	—	—

Total	(5,981)	1,726	(10,247)

Income tax provision	$26,246	$2,871	$2,706

The income tax provision is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense.  The items causing this difference for the period are as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)

Provision at statutory rate	$31,739	$4,020	$5,919
Foreign provision in excess of federal statutory rate	(1,434)	412	1,756
State income taxes, net of federal benefit	1,006	(1,032)	(730)
FSC/EIE benefit, net of federal tax	(4,469)	(787)	(2,848)
Federal tax credits	(1,150)	(2,509)	(1,990)
Tax exempt interest, net of disallowed expenses	(52)	(38)	—
Non-deductible amortization of goodwill and in-process research and development	—	2,869	56
Other	606	(64)	543

Provision at effective tax rate	$26,246	$2,871	$2,706

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Cymer’s net deferred tax assets are as follows:

	December 31,
	2001	2002
	(in thousands)

Deferred tax assets:
Reserves and accruals not currently deductible	$15,953	$19,407
Difference between book and tax basis of inventory and property and equipment	7,628	6,156
Tax carryforwards	7,384	11,766
Tax effect of foreign transactions	2,359	6,726
Accrued Japanese enterprise tax	731	732
Total gross deferred tax assets	34,055	44,787
Valuation allowance	(2,951)	(2,951)
Net deferred tax assets	31,104	41,836
Deferred tax liabilities	(1,900)	(1,242)
Net deferred tax assets	$29,204	$40,594

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management has provided a valuation allowance of $3 million for the years ended December 31, 2001 and December 31, 2002, related to the acquisition of ACX net operating loss and credit carryforwards.  The utilization of these losses and credits and subsequent release of the related valuation allowance will generate a benefit to goodwill and will have no impact on the tax rate.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets for which a valuation allowance has not been provided.

At December 31, 2002, Cymer had federal and state tax loss carryforwards of $10.2 million and $2.0 million, respectively, which begin to expire in 2013 and 2003, respectively.  At December 31, 2002, Cymer had federal and state tax credit carryforwards of $6.4 million and $6.7 million, respectively, which begin to expire in 2013 and 2009, respectively.

It is Cymer’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to Cymer.

12.                               COMMITMENTS AND CONTINGENCIES

Leases - Cymer leases certain facilities under non-cancelable operating leases.  The lease terms on these facilities are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms.  In addition, Cymer has a land lease in Korea with a lease term through December 2020.  This land lease is currently exempt from lease payments because the building meets certain investment and operational criteria of the Korean government.  Cymer also leases certain equipment under capital and short-term operating lease agreements.  The capital leases expire on various dates through 2004.

Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $4,788,000, $5,052,000 and $4,545,000 for the years ended

December 31, 2000, 2001 and 2002, respectively.

The net book value of assets under capital leases at December 31, 2001 and 2002 was approximately $153,000 and $112,000, which are net of accumulated amortization of approximately $157,000 and $187,000, respectively.

Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital

2003	$4,508	$45
2004	4,075	45
2005	3,950	—
2006	3,948	—
2007	4,021
Thereafter	6,350	—
Total	$26,852	90

Less amount representing interest		—

Present value of minimum lease payments		90
Less current portion		45

Long term obligations under capital leases		$45

Patent License Agreement - Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented light source technology.  Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained subject to an annual maximum of $100,000.  Royalty fees totaled $100,000 in each of the years ended December 31, 2000, 2001 and 2002.

Employee Savings Plan - Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits.  The Plan is available to substantially all full-time United States employees.  Effective January 1, 1997 through December 31, 1999, Cymer matched 100% of each eligible employee’s contributions, up to $500 per year.  The Plan was amended effective January 1, 2000 to include a matching contribution of up to 4% of each participating employee’s contribution, not to exceed $4,000 per year.  Under the Plan, Cymer contributed $1,496,000, $1,504,000, and $1,438,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

Executive Deferred Compensation Plan – Cymer has an executive deferred compensation plan for certain officers and key executives.  Beginning in 2001, Cymer used corporate owned life insurance to finance the plan.  Compensation expense under this plan totaled $8,000, $684,000 and $367,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Cymer’s liability for deferred compensation totaled $1,086,000 and $1,691,000 as of December 31, 2001 and December 31, 2002, respectively, and is included in other liabilities.  The cash surrender value of the life insurance policies totaled  $415,000 and $487,000 as of December 31, 2001 and 2002, respectively, and is included in other assets.

Executive Option and Group Health Coverage Extension Program – Cymer has an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements.  This program is designed to provide extended benefits to eligible executives who retire and cease to serve Cymer on a full-time basis.  Under the terms of the plan, the executive acts as a consultant to Cymer for a term of four years.  In return for these services, the program allows the executive to continue vesting in his or her stock options after the retirement separation date.  The program also provides the executives with specified health insurance continuation benefits.  As of December 31, 2001 and 2002, there were no executives active in this program.

Retirement Plan - Cymer Japan has a retirement benefit plan for all Cymer Japan employees and Japanese directors.  The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law.  Cymer Japan also has a Retirement Allowance and Pension Plan.   Expense under these plans totaled $500,000, $492,000, and $247,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Construction Agreement - In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to its corporate headquarters located in San Diego, California. This manufacturing and office facility will be completed in two phases, with phase one currently scheduled for completion by April 2003 and phase two will complete construction throughout 2003, as required. Cymer will finance the cost of the construction project, which is estimated to be approximately $50 million, using existing capital.

Contingencies - Cymer is party to legal actions in the normal course of business.  Based on the advice of legal counsel, management does not expect the outcome of legal action in the normal course of business to have  a material impact on the financial position or results of operations of Cymer.

Cymer’s former Japanese manufacturing partner, Seiko, and one of Cymer’s Japanese customers have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents held by another Japanese company.  Cymer has agreed to indemnify its former Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances, even after the termination date of the contract manufacturing agreement.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that it is entitled to prior user rights in Japan.

13.                               FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

Cymer conducts business in several international currencies through its global operations. Due to the large volume of Cymer’s business that is conducted in Japan, the Japanese operation poses the greatest foreign currency risk.  Cymer uses financial instruments, principally foreign currency forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer’s inventories by Cymer Japan in US dollars for resale under firm third-party sales commitments denominated in Japanese Yen.  Cymer does not enter into foreign currency forward exchange contracts for trading purposes.

Cymer adopted SFAS 133 on January 1, 2001.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting.  Prior to the adoption of SFAS 133, net gains or losses were recorded on the date the light sources were received by Cymer Japan (the transaction date) and were included in the cost of product sales in the consolidated statements of income at the same time that the related sales to the third parties were consummated.

Cymer did not qualify for hedge accounting treatment until July 1, 2001. Accordingly, Cymer recorded all unrealized gains and losses on derivative instruments through earnings for the six months ended June 30, 2001, in accordance with SFAS 133.  Effective July 1, 2001, for contracts entered into on or after July 1, 2001, from the date of contract inception through the date of the anticipated hedged

transaction, unrealized effective gains and losses are recorded as other comprehensive income.   The net amount of unrealized effective gain or loss on the date the light source is received by Cymer Japan is reclassified to cost of sales on the date the light source is sold to the third party. Cymer’s derivative instruments are designated as cash flow hedging instruments and are deemed to be 100% effective.  Upon adoption of SFAS 133 on January 1, 2001, Cymer recorded a loss to cumulative change in accounting principle of $370,000 and a gain of $2.4 million to accumulated other comprehensive income per SFAS 133 transition guidelines.  Of the $2.4 million accumulated other comprehensive income, $2.2 million and $0.2 million was recorded to cost of product sales during the quarter ended March 31, 2001 and the quarter ended June 30, 2001, respectively, in accordance with SFAS 133 transition guidelines.

At December 31, 2002, Cymer had outstanding foreign currency forward exchange contracts to buy US $63.8 million for 7.7 billion yen under foreign currency exchange facilities with contract rates ranging from 115.5 yen to 132.9 yen per US dollar.  These contracts expire on various expiration dates through November 2003, and accordingly, the balance of the unrealized changes in fair values of the derivative instruments of $907,000 at December 31, 2002 is expected to be recognized as a charge to earnings in fiscal 2003.  Cymer recognized net gains through cost of product sales from the foreign currency exchange contracts of $3,156,000 and $2,320,000 for the years ended December 31, 2000 and 2001, respectively, and a net loss of $992,000 for the year ended December 31, 2002.

14.                               PATENT LICENSE AGREEMENT

On May 14, 2001, Cymer acquired certain patents for a total consideration of $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black-Scholes pricing model.  The total value of these patents will be amortized over eight years which represents the shortest remaining life of the patents purchased under the agreement.  The amortization of these patents is included in cost of product sales on the accompanying statements of income.

15.                               RELATED PARTY TRANSACTIONS

Collaborative Arrangement - Cymer has a collaborative arrangement with a Japanese company that was also a stockholder of Cymer until 2000.  The arrangement, entered into in August 1992, includes a (i) stock purchase agreement, (ii) research and development agreement, (iii) product license agreement, and (iv) contract manufacturing agreement.  The general provisions of these agreements are as follows:

Stock Purchase Agreement - The stockholder purchased 470,590 shares of Cymer’s Series D Redeemable Convertible Preferred Stock at $4.25 per share with net proceeds to Cymer of $1,909,000.  Such stock was converted to common stock in 1996 and was sold in 2000.

Research and Development Agreement – The stockholder entered into a research and development agreement with Cymer in August 1992.  In exchange for performing R&D activities associated with its high powered light source system, Cymer received payment from the stockholder.  This agreement expired in August 1996.

Product License Agreement - Cymer granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of Cymer’s products and subsequent enhancements thereto. Cymer also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties.  In exchange for these rights, Cymer received up-front license fees and was entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate is subject to renegotiation.  The license agreement also provides that product sales between Cymer and the stockholder will be at a 15% discount from the respective companies’ list price. The agreement terminates in August 2012.  There was no activity under this agreement in 2000, 2001 and 2002.

Contract Manufacturing Agreement - The stockholder agreed to manufacture for Cymer certain products and Cymer was required to purchase a specified percentage of its total annual product, as defined, from the stockholder.  Cymer and this stockholder mutually agreed to the termination of this contract effective March 31, 2003.

Cymer made $10.6 million, $3.1 million and $2.0 million in purchases under this agreement in 2000, 2001 and 2002, respectively.  In addition, Cymer had payables due under this agreement of $42,000 and $155,000 at December 31, 2001 and 2002, respectively.

16.                               SEGMENT INFORMATION

Cymer designs, manufactures and sells excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors with critical features sizes.  In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.  Cymer currently considers its business to consist of one reportable operating segment.

Geographic Information

Presented below is information regarding sales, income (loss) from operations, and identifiable assets, classified by operations located in the United States, Japan, Korea, Taiwan, Singapore, the People’s Republic of China ("China"), and the Netherlands.  Cymer sells its excimer light sources in Japan through Cymer Japan.  Intercompany sales to the subsidiaries are generally priced between 90% to 95% of the price of products sold to outside customers.  All significant intercompany balances are eliminated in consolidation.  The majority of corporate costs and expenses are incurred in the United States and are reflected in the operating loss from the United States operations.

	Year ended December 31,
	2000	2001	2002

Sales from:
United States	$173,979	$124,325	$119,708
Japan	156,064	111,407	122,917
Korea, Taiwan, Singapore, China and Netherlands	37,417	33,712	47,535

Total	$367,460	$269,444	$290,160

Operating income (loss) :
United States	$(8,774)	$(58,141)	$(61,870)
Japan	81,606	57,545	61,990
Korea, Taiwan, Singapore, China and Netherlands	18,900	13,527	18,706

Total	$91,732	$12,931	$18,826

Identifiable assets:
United States	$405,388	$419,500	$688,234
Japan	59,676	32,805	39,543
Korea, Taiwan, Singapore, China and Netherlands	36,498	31,041	39,110

Total	$501,562	$483,346	$766,887

17.                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTERLY RESULTS OF OPERATIONS
	(in thousands, except for per share data)

	Year ended December 31, 2001
	1st	2nd	3rd	4th

Revenues	$91,197	$70,411	$53,035	$54,801

Operating income (loss)	$11,111	$5,413	$(2,278)	$(1,315)

Net income (loss)	$8,299	$4,835	$(2,782)	$(1,867)

Basic earnings (loss) per share	$0.28	$0.16	$(0.09)	$(0.06)

Diluted earnings (loss) per share	$0.27	$0.15	$(0.09)	$(0.06)

	Year ended December 31, 2002
	1st	2nd	3rd	4th

Revenues	$61,983	$73,669	$84,484	$70,024

Operating income (loss)	$7,107	$9,265	$6,571	$(4,117)

Net income (loss)	$4,088	$6,550	$6,855	$(3,897)

Basic earnings (loss) per share	$0.13	$0.19	$0.20	$(0.11)

Diluted earnings (loss) per share	$0.12	$0.18	$0.20	$(0.11)

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, 2001 and 2002

(in thousands)

	Balance at Beginning of Year	Additions (net) (1)	Deductions	Balance at End of Year

Allowance for Doubtful Accounts

Year ended December 31, 2000	$727	$1,351	$—	$2,078
Year ended December 31, 2001	$2,078	$182	$(63)	$2,197
Year ended December 31, 2002	$2,197	$(398)	$(42)	$1,757

Inventory Allowance

Year ended December 31, 2000	$12,300	$6,087	$(3,387)	$15,000
Year ended December 31, 2001	$15,000	$6,047	$(7,519)	$13,528
Year ended December 31, 2002	$13,528	$6,658	$(5,486)	$14,700

(1) Includes reversals of allowance amounts as deemed necessary.

See accompanying independent auditors’ report.

S-1