Form 10-Q
period 2003-03-31
CYMER INC
filed 2003-05-13
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 0-21321

CYMER, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0175463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16750 Via Del Campo Court, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(858) 385-7300

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 8, 2003 was 34,524,849.

CYMER, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2002	March 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$196,643	$168,242
Short-term investments	71,249	80,011
Accounts receivable – net	52,341	65,602
Inventories	100,119	104,363
Deferred income taxes	20,041	20,041
Prepaid expenses and other assets	6,029	5,477
Total current assets	446,422	443,736

PROPERTY AND EQUIPMENT – NET	112,209	131,985
LONG-TERM INVESTMENTS	159,029	138,943
DEFERRED INCOME TAXES	20,553	20,742
GOODWILL – NET	10,597	10,597
INTANGIBLE ASSETS – NET	8,565	8,203
OTHER ASSETS	9,512	9,334

TOTAL ASSETS	$766,887	$763,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,499	$26,249
Accrued warranty and installation	30,078	26,050
Accrued payroll and benefits	7,334	6,507
Foreign currency forward exchange contracts	907	571
Accrued interest	3,300	1,085
Income taxes payable	11,321	9,725
Revolving loan	6,667	10,003
Accrued and other current liabilities	9,189	11,736
Total current liabilities	95,295	91,926

CONVERTIBLE SUBORDINATED NOTES	250,000	250,000
OTHER LIABILITIES	5,154	5,356
MINORITY INTEREST	4,104	4,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 34,227,000 and 34,353,000 shares outstanding at December 31, 2002 and March 31, 2003, respectively	34	34
Additional paid-in capital	302,501	305,364
Unearned compensation	(2,358)	(2,081)
Accumulated other comprehensive loss	(3,429)	(3,701)
Retained earnings	115,586	112,224
Total stockholders’ equity	412,334	411,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,887	$763,540

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended March 31,
	2002	2003

REVENUES:
Product sales	$61,449	$67,336
Other	534	263
Total revenues	61,983	67,599

COSTS AND EXPENSES:
Cost of product sales	32,480	42,870
Research and development	14,986	17,524
Sales and marketing	3,684	4,094
General and administrative	3,686	5,773
Amortization of intangibles	40	40
Loss on debt extinguishment	163	—

Total costs and expenses	55,039	70,301

OPERATING INCOME (LOSS)	6,944	(2,702)

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	157	(360)
Interest and other income	1,956	2,489
Interest and other expense	(3,353)	(2,475)

Total other expense – net	(1,240)	(346)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	5,704	(3,048)

INCOME TAX PROVISION	1,584	—
MINORITY INTEREST	(32)	(314)

NET INCOME (LOSS)	$4,088	$(3,362)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.13	$(0.10)
Weighted average common shares outstanding - basic	31,282	34,306

Diluted earnings (loss) per share	$0.12	$(0.10)
Weighted average common shares outstanding - diluted	33,142	34,306

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$4,088	$(3,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary loss on debt extinguishment	163	—
Depreciation and amortization	6,105	7,974
Non-cash stock-based compensation	—	397
Amortization of unearned compensation	277	277
Minority interest	32	314
Provision for deferred income taxes	5	—
Loss on disposal or impairment of property and equipment	173	194
Change in assets and liabilities:
Accounts receivable – net	(7,601)	(13,261)
Income taxes receivable	2,024	—
Foreign currency forward exchange contracts	(570)	(57)
Inventories	(8,415)	(4,244)
Prepaid expenses and other assets	163	303
Accounts payable	3,029	(250)
Accrued and other liabilities	764	(4,128)
Income taxes payable	—	(1,596)

Net cash provided by (used in) operating activities	237	(17,439)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,547)	(27,155)
Purchases of investments	(65,191)	(25,321)
Proceeds from sold or matured investments	23,225	36,953
Acquisition of minority interest	(360)	(180)

Net cash used in investing activities	(45,873)	(15,703)

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(22)	3,334
Proceeds from issuance of common stock	9,073	2,466
Redemption of convertible subordinated notes	(39,598)	—
Issuance of convertible subordinated notes	250,000	—
Issuance of convertible subordinated notes offering costs	(7,799)	—
Payments on capital lease obligations	(9)	(13)

Net cash provided by financing activities	211,645	5,787

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	252	(1,046)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	166,261	(28,401)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,195	196,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277,456	$168,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,777	$1,963
Income taxes paid (refunded), net	$(443)	$4,431

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated notes to equity	$112,998	—

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2003

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Inc., in Taiwan (“Cymer SEA”),  Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 75% of Cymer Korea.  During 2002, Cymer Boston (formerly known as Active Control eXperts, Inc. or ACX) was a wholly-owned subsidiary of Cymer, Inc.  Effective January 1, 2003, Cymer Boston was merged with and into Cymer, Inc.  Cymer sells its excimer light sources in Japan primarily through Cymer Japan. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea includes manufacturing, refurbishment, field service, and administrative activities for that region.  All significant intercompany balances have been eliminated in consolidation.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Unaudited Interim Financial Data – In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated.  These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations” on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. This standard is effective for fiscal years beginning after June 15, 2002. Cymer has determined that the adoption of this statement did not have an impact on its financial condition or results of operations.

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (“SFAS 145”) on January 1, 2003.  SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Cymer reclassified the 2002 loss on extinguishment debt from an extraordinary loss on debt extinguishment to operating expenses in the consolidated statement of operations.

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”),  Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003.

SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

Cymer adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002.  In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for warranty provisions, intellectual property indemnification clauses that are contained within many of our customer agreements and third-party bank guarantees for subsidiary office lines of credit. All these provisions give rise only to the disclosure requirements prescribed by FIN 45.

Cymer adopted the interim disclosure provisions of Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, during the quarter ended March 31, 2003.  Related interim disclosures are included in footnote 2.

2.              STOCK-BASED COMPENSATION

Cymer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. FASB Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

As Cymer accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25,  and related interpretations, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table compares net income (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123, (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2003

Net income (loss), as reported	$4,088	$(3,362)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,187)	(8,253)

Pro forma net loss	$(4,099)	$(11,615)

Earnings (loss) per share:
Basic – as reported	$0.13	$(0.10)
Basic – pro forma	$(0.13)	$(0.34)

Diluted – as reported	$0.12	$(0.10)
Diluted – pro forma	$(0.13)	$(0.34)

3.              EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.  Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three months ended March 31, 2002 and 2003 (in thousands):

	Three months ended March 31,
	2002	2003

Weighted average common shares outstanding - basic	31,282	34,306

Effect of dilutive securities:
Warrants	41	—
Options	1,819	—

Weighted average common shares outstanding - diluted	33,142	34,306

For the three months ended March 31, 2002 and 2003, weighted average options and warrants to purchase 536,000 and 3,738,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended March 31, 2002 and 2003, weighted average common shares attributable to convertible subordinated notes of 5,313,452 and 5,000,000, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consist of the following as of December 31, 2002 and March 31, 2003 (in thousands):

	December 31, 2002	March 31, 2003
INVENTORIES:
Raw materials	$44,252	$45,230
Work-in-progress	32,718	36,135
Finished goods	37,849	36,858
Allowance for excess and obsolete inventory	(14,700)	(13,860)
Total	$100,119	$104,363

5.              REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income (loss), effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the three months ended March 31, 2003 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2002	Balance	$(5,272)	$2,342	$(499)	$(3,429)
	Period net change	(618)	182	164	(272)
March 31, 2003	Balance	$(5,890)	$2,524	$(335)	$(3,701)

6.              GOODWILL AND INTANGIBLE ASSETS

As of the date of adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, Cymer had unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets, excluding acquired patents, in the amount of $1.1 million,  all of which were subject to the transition provisions of SFAS No 142.

As of December 31, 2002 and March 31, 2003, the components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2002		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Existing technology - ACX acquisition	$640	$300	$640	$340

Unamortized intangible assets:
Goodwill	$13,713	$3,116	$13,713	$3,116

The above table only includes intangible assets associated with prior purchase business combinations.  Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001.  As of December 31, 2002 and March 31, 2003, the net carrying amount of these patents was $8.2 million and $7.9 million, respectively.

Aggregate amortization expense was $40,000 for each of the three months ended March 31, 2002 and 2003.  As of March 31, 2003, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Nine months ended December 31, 2003	$120
Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

7.              GUARANTEES

Cymer adopted the disclosure provisions of FIN 45, during the quarter ended December 31, 2002 and has adopted the recognition and measurement provisions as required after December 31, 2002.  FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation.

In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, except for standard warranty provisions associated with product sales, indemnification provisions related to intellectual property that are contained within many of its customer agreements, and third-party bank guarantees for subsidiary office lines of credit.  All of these provisions give rise only to the disclosure requirements prescribed by FIN No. 45.

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods.  On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle. The warranty provision for consumables and spares is determined by using actual historical data.  For both light source systems and spares, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the three months ended March 31, 2003 (in thousands):

Balance, January 1, 2003	$29,600
Liabilities accrued for warranties issued during the quarter, net of adjustments and expirations	(531	) (1)
Warranty expenditures recorded during the quarter	(3,469)
Balance, March 31, 2003	$25,600

(1)  Included in this amount are adjustments to existing warranty reserves as a result of normal recurring updates made to the risk factors used in the warranty model during the first quarter of 2003.

Intellectual Property Indemnifications – Cymer includes intellectual property indemnification clauses within its general terms and conditions with its customers and the general purchase agreements with its three major customers, ASM Lithography, Canon, and Nikon.  In general, these indemnification provisions provide that Cymer will defend its customers against any infringement claims that arise related to Cymer’s patents.  Under the indemnification clauses, Cymer will pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the customer follows specific procedures for notifying Cymer of such claims and allows Cymer to manage the settlement proceedings. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual customer agreements.

An indemnification provision is also included in the contract manufacturing agreement with Seiko, which was terminated effective March 31, 2003.  As with Cymer’s indemnification provisions on intellectual property, Cymer will continue to honor this indemnification clause within the agreement even after its termination.  Seiko and at least one Japanese customer have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that it is entitled to prior use claims in Japan.

Guarantees on Subsidiary Debt – Currently, Cymer is party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee is between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guarantees payment of any obligations under the revolving loan agreement in the event that Cymer Japan cannot make such payments due or defaults on the loan.  The maximum amount that Cymer Japan can borrow under this revolving loan agreement is the yen-denominated equivalent of U.S. $20 million. To date, Cymer Japan has made all payments per the terms of the Loan Agreement and thus, Cymer has not incurred any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly-owned subsidiary of Cymer and Cymer Japan records the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability is included in the consolidated balance sheets. As of March 31, 2003, the outstanding balances on the revolving loans were $10.0 million.

8.              CONTINGENCIES AND COMMITMENTS

Cymer is party to legal actions in the normal course of business.  Based in part on the advice of legal counsel, management does not expect the outcome of legal action in the normal course of business to have a material impact on the financial position or results of operations of Cymer.

Cymer’s former Japanese manufacturing partner, Seiko, and one of Cymer’s Japanese customers have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents held by another Japanese company.  Cymer has agreed to indemnify its former Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances, even after the termination date of the contract manufacturing agreement.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that Cymer is entitled to prior user rights in Japan.

In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to its corporate headquarters located in San Diego, California. This manufacturing and office facility will be completed in two phases, with phase one currently scheduled for completion in the second quarter of 2003 and phase two, as required throughout 2003.  Cymer will finance the cost of the construction project, which is estimated to be approximately $50 million, using existing capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements.  These statements include, but are not limited to, references to manufacturing activities; expected product sales and development; service and support; research and development expenditures; expected product development; expected international product sales, development and revenue; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar import.  These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties.  The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in this Item 2 and under the caption “Risks and Uncertainties That May Affect Results” and elsewhere in this quarterly report on Form 10-Q.

The following discussion of the financial condition and results of operations of Cymer should be read in conjunction with Cymer’s consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in Cymer’s annual report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2002	2003
Revenues:
Product sales	99.1%	99.6%
Other	0.9	0.4
Total revenues	100.0%	100.0%

Cost and expenses:
Cost of product sales	52.4	63.4
Research and development	24.2	25.9
Sales and marketing	5.9	6.1
General and administrative	5.9	8.5
Amortization of goodwill and intangible assets	0.1	0.1
Loss on debt extinguishment	0.3	—
Total costs and expenses	88.8	104.0

Operating income (loss)	11.2	(4.0)
Other expense – net	(2.0)	(0.5)

Income (loss) before income tax provision and minority interest	9.2	(4.5)

Income tax provision	2.6	—
Minority interest	—	(0.5)

Net income (loss)	6.6%	(5.0)%
Gross margin on product sales	47.1%	36.3%

THREE MONTHS ENDED MARCH 31, 2002 AND 2003

Revenues. Cymer’s revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts, and training. Other revenues include revenue from funded development activities performed for customers and government contracts and license agreements.  Revenue from light source system sales is generally recognized at the time of shipment, unless customer agreements contain inspection, acceptance or other conditions, in which case revenue is recognized at the time such conditions are satisfied. Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from the Cymer facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contracts revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.

Product sales increased 10% from $61.4 million for the three months ended March 31, 2002 to $67.3 million for the three months ended March 31, 2003, primarily due to a 40% increase in consumable and spare parts, service revenue and other non-system products from $17.1 million to $23.9 million.  The increase in this type of product sales was due to slightly increased utilization of Cymer’s deep ultraviolet (“DUV”) light sources by chipmakers and an increased installed base in the three months ended March 31, 2003.  Although the number of light source systems sold in the three months ended March 31, 2003 was slightly lower than the number of systems sold in the three months ended March 31, 2002, light source system revenue was fairly constant from period to period due to increases in the average selling price (“ASP”) for light source systems.  A total of 62 light source systems were sold in the three months ended March 31, 2002 at an ASP of $715,000, compared to 56 systems sold in the three months ended March 31, 2003 at an ASP of $776,000.  On a foreign currency adjusted basis, the ASP for the three months ended March 31, 2002 was $742,000 compared to $768,000 for the three months ended March 31, 2003.  This increase in ASPs from period to period primarily reflects the introduction of the higher priced XLA 100, our dual-discharge chamber Master Oscillator Power Amplifier (“MOPA”) design product in the first quarter of 2003. Revenues from funded development projects were $534,000 and $263,000 for the three months ended March 31, 2002 and 2003, respectively.

Cymer’s backlog at March 31, 2002 was $102.6 million compared to $97.1 million at March 31, 2003.  Bookings for the three months ended March 31, 2002 and March 31, 2003 were $63.2 million and $58.1 million, respectively.  The book-to-bill ratio for the three months ended March 31, 2002 was 1.09 compared to 0.94 for the three months ended March 31, 2003.  This decrease in bookings and book-to-bill ratio was primarily due to reduced orders of KrF light sources in the first quarter of 2003.     Cymer installed 76 light sources at chipmakers and other end-users during the first quarter of 2002 as compared to 67 light sources installed during the first quarter of 2003.

Cymer’s sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States.  Approximately 84% and 88% of Cymer’s sales for the three months ended March 31, 2002 and 2003, respectively, were derived from customers outside the United States.  Cymer maintains a wholly-owned Japanese subsidiary which sells to Cymer’s Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 33% and 41% of revenues for the three months ended March 31, 2002 and 2003, respectively.  The activities of Cymer’s Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

Sales to Cymer’s three largest customers, ASM Lithography, Canon, and Nikon, amounted to 38%, 16% and 19%, respectively, of total revenue for the three months ended March 31, 2002, and 30%, 23% and 19%, respectively, of total revenue for the three months ended March 31, 2003.

Cost of Product Sales.  Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer’s products by its Japanese subsidiary for resale under firm third-party sales commitments.  Although the number of light source systems recorded as revenue was lower in the first quarter of 2003 as compared to the first quarter of 2002, the cost of product sales increased 32% from $32.5 million for the three months ended March 31, 2002 to $42.9 million for the three months ended March 31, 2003.  This increase from period to period is primarily due to the higher overall costs associated with the introduction of Cymer's new XL series light source system and its initial transition to manufacturing during the first quarter of 2003.  These cost of product sales were partially offset by a decrease in warranty expenses on more mature product models for the three months ended March 31, 2003.  As a result of these higher product costs, the gross margin on product sales was 36% for the three months ended March 31, 2003 as compared to 47% for the same three month period in 2002.  We anticipate that the gross margins will decrease further in the next couple of quarters as we increase the level of XL series production relative to other model light sources.  We anticipate that this will be partially offset by a reduction in the number of inefficiencies related to the manufacture of this newer and more complex product.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 17% from $15.0 million for the three months ended March 31, 2002 to $17.5 million for the three months ended March 31, 2003, due primarily to Cymer’s most recent product development effort, the XL series which uses the MOPA platform.  Cymer shipped the first light source system that utilizes the MOPA platform, the XLA 100, in February 2003.  Cymer also continued to invest in EUV and BDU (Beam Delivery Unit) technology and the continuing engineering of the ELS-7000 and NanoLith-7000 products.  As a percentage of total revenues, such expenses increased from 24.2% to 25.9%, primarily due to MOPA platform development effort.  We anticipate R&D spending in  absolute dollars and as a percentage of total revenues, will decrease as the XLA 100 productization and the transition to manufacturing is completed.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staffs and other marketing expenses.  Sales and marketing expenses increased 11% from $3.7 million for the three months ended March 31, 2002 to $4.1 million for the three months ended March 31, 2003, due primarily to cost saving measures, including salary reductions that were initiated in the latter part of 2001 and were reflected in expenses for the first quarter of 2002.  During the first quarter of 2003, sales and marketing expenses were higher than the 2002 levels due to the reinstatement of these salary reductions in early 2003.  These increased expenses were offset by lower expenses resulting from the movement of various senior members of sales and marketing to general and administrative functions in the last quarter of 2002.  As a percentage of total revenues, such expenses increased slightly from 5.9% to 6.1%.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses increased 57% from $3.7 million for the three months ended March 31, 2002 to $5.8 million for the three months ended March 31, 2003, due to a number of factors.  In the first quarter of 2002, overall general and administrative expenses were lower due to cost savings measures, including salary reductions that were initiated in the latter part of 2001.  During the first quarter of 2003, general and administrative expenses were significantly increased from the 2002 levels due to the reinstatement of the 2001 salary reductions and the movement of various senior personnel from sales and marketing to general and administrative functions in the last quarter of 2002.  As a percentage of total revenues, such expenses increased from 5.9% to 8.5%.

Amortization of intangible assets.  Amortization of intangible assets totaled $40,000 for the three months ended March 31, 2002 and 2003.  This amortization of intangible assets expense is consistent from period to period and relates to the existing technology associated with the ACX acquisition which was completed in early 2001.  With the adoption of SFAS 142 on January 1, 2002 Cymer discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Expense – Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar.  Net other expense totaled $1.2 million and $346,000 for the three months ended March 31, 2002 and 2003, respectively.  The decrease in net other expense was primarily due to increased interest income and a decrease in interest expense which were partially offset by foreign currency exchange losses. The increased interest income in the first quarter of 2003 was primarily due to higher average cash and investment balances in the first quarter of 2003 compared to 2002, resulting from the bond transactions which occurred in the first quarter of 2002. These transactions included the private placement of the 2002 Notes in February 2002 and the redemption of the 1997 Notes that were not converted to common stock prior to the March 25, 2002 redemption date.  The decreased interest expense from period to period was caused by the lower interest rate on the 2002 bonds which is reflected in the interest expense amounts for the first quarter of 2003 as compared to additional interest which was recorded in the first quarter of 2002 as the result of the 1997 Notes and 2002 Notes being outstanding during that three month period.  Foreign currency exchange gains totaled $157,000, interest income totaled $2.0 million and interest expense totaled $3.4 million for the three months ended March 31, 2002, compared to foreign currency exchange losses of $360,000, interest income of $2.5 million and interest expense of $2.5 million for the three months ended March 31, 2003.

Income Tax Provision.  The tax provision of $1.6 million and $0 for the three months ended March 31, 2002 and 2003, respectively, reflects an annual effective rate of 27% and 0%, respectively.  The decrease in the annual effective tax rate during the three months ended March 31, 2003 from 27% to 0% is primarily attributable to increased tax benefits derived from export sales and from U.S. and state tax credits. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of benefits from export sales and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, Cymer had approximately $168.2 million in cash and cash equivalents, $80.0 million in short-term investments, $138.9 million in long-term investments, and $351.8 million in working capital (computed by subtracting current liabilities from current assets). To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), Cymer uses this non-GAAP financial measure. Cymer believes that working capital is an important financial measure that reflects our ability to meet future obligations. Historically, Cymer has provided this non-GAAP financial measure to the investment community and believes that including this non-GAAP financial measure herein provides consistency in our financial reporting.

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

In February 2002, Cymer issued $250.0 million in aggregate principal amount in a private placement of notes.  The 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3½% per annum.  The 2002 Notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  Cymer used a portion of the net proceeds from this private placement to redeem the 1997 Notes. The remaining proceeds will be used for Cymer’s future operating, investing and financing activities.

Net cash provided by operating activities was approximately $237,000 for the three months ended March 31, 2002 as compared to $17.4 million net cash used in operating activities for the three months ended March 31, 2003.  The net cash provided by operating activities for the three months ended March 31, 2002 was primarily attributable to net income and increases in accounts payable and accrued and other liabilities offset by increases in accounts receivable and inventory.  Net cash used in operating activities for the three months ended March 31, 2003 primarily reflects the net loss for the period, higher accounts receivable balances primarily due to the timing of sales and related customer invoicing late in the quarter and increases in inventories and accrued liabilities for the period.

Net cash used in investing activities was approximately $45.9 million and $15.7 million for the three months ended March 31, 2002 and 2003, respectively.  The decrease in cash used in investing activities from period to period was primarily attributable to the timing of short-term and long-term investments maturing and being invested offset by cash used for capital expenditures. During the first quarter of 2002, capital expenditures totaled $3.5 million as compared to capital expenditures of $27.2 million for the first quarter of 2003.  This increased level of capital expenditures was due to the continued construction of the new manufacturing and office facility located in San Diego, California.

Net cash provided by financing activities was approximately $211.6 million and $5.8 million for the three months ended March 31, 2002 and 2003, respectively.  The decrease in cash provided by financing activities was primarily attributable to the activity on Cymer’s convertible subordinated notes and higher proceeds from employee stock option exercises during the first quarter of 2002.  The private placement of the 2002 Notes resulted in net proceeds of approximately $242.2 million, offset by a use of $39.6 million to redeem a portion of its 1997 Notes.  Proceeds from employee stock option exercises during the three months ended March 31, 2002 totaled $9.1 million.  In the three months ended March 31, 2003, financing activities from Cymer’s Japanese revolving loan provided $3.3 million in cash and $2.5 million was provided by the exercise of employee stock options.

Cymer maintains certain loan agreements with a commercial bank (the “Loan Agreements”) which provide for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the Loan Agreements, Cymer may borrow in U.S. dollars or Japanese yen, and interest accrues on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The Loan Agreements require Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  As of March 31, 2003, Cymer was in compliance with all such covenants. The Loan Agreements expire on June 16, 2003.  As of March 31, 2003, there was $10.0 million outstanding on the Japanese line of credit at an annual interest rate of 1.56%.

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

Cymer maintains an inventory allowance to record inventory at net realizable value.  The value of this allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for its products which may result in excess or obsolete inventory.  In addition to estimating excess and obsolete inventory, Cymer estimates and records a separate liability which is included in the accrued and other liabilities in the accompanying balance sheets for any vendor amounts owed by Cymer as a result of cancelled or modified orders.  If actual market conditions are more or less favorable than projected by management, adjustments to this inventory allowance or these liabilities may be required.

Cymer provides for the estimated cost of product warranties at the time the related revenue is recognized. The warranty coverage period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized.  The warranty provision for light source systems is determined by using a financial model which takes into consideration actual historical expenses and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle.  The warranty provision for consumables and spares is determined by using actual historical data.  Although Cymer engages in product improvement programs and processes, its warranty obligation is affected by product failure rates and costs incurred to correct those product failures at customer sites.  Should actual product failure rates or estimated costs to repair those product failures differ from Cymer’s estimates, revisions to its estimated warranty provision would be required.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  Cymer is currently evaluating the potential impact this statement will have on its consolidated financial statements.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q for the period ended March 31, 2003. These factors include:

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

•                  changing global economic conditions; and

•                  intellectual property protection.

We also have historically derived a large portion of our quarterly and annual revenues from selling a small number of light source systems. Because we sell a small number of products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. Our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our three largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance.

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

The semiconductor equipment industry is highly cyclical. We derive a substantial percentage of our revenues from photolithography tool manufacturers (“our customers”). Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on a number of factors, including the current and anticipated market demand for semiconductors and products using semiconductors.

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and is currently in a significant and prolonged downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

The current downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce. We are not able to predict when the semiconductor industry will recover. If overall market conditions continue to deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor manufacturing industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by semiconductor device manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

Our customers try to manage their inventories and production requirements to appropriate levels that best reflect their expected sales to semiconductor device manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturers can cause our customers to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements to these levels. We continue to work with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers’ inventory management and production requirements or that our customers will not build up an excess inventory of light source products. If our customers retain an excess inventory of light source products, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows.

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

We believe that semiconductor device manufacturers are currently developing a capability to produce devices that are measured at 0.13 micron or less, and these efforts are driving the current demand for our light source products for DUV photolithography systems. After semiconductor device manufacturers have this capability, their demand for our light source products will depend, in part, on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

Future technologies, such as EUV and (“EPL”) electron projection lithography, may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended March 31,
	2002	2003

ASM Lithography	38%	30%
Canon	16%	23%
Nikon	19%	19%

Total	73%	72%

Collectively, these three companies account for the following percentage of our total accounts receivable for the periods indicated:

	December 31, 2002	March 31, 2003

ASM Lithography	40%	29%
Canon	12%	17%
Nikon	18%	22%

Total	70%	68%

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

Our only product line is excimer light source systems, which include krypton fluoride, argon fluoride and fluorine systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer light sources as the chosen light source for their photolithography tools. Semiconductor manufacturers may choose not to adopt excimer light sources for a variety of reasons, including:

•                  inadequate performance of photoresists used in advanced DUV photolithography; and

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

As of March 31, 2003, we owned 174 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to November 2021.  As of March 31, 2003, we also had applied for 83 additional patents in the United States.  As of March 31, 2003, we owned 165 foreign patents and had filed 303 patent applications pending in various foreign countries.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin filing in Japan and other countries our patents for inventions covered by United States patents and patent applications until 1993. As a result we do not have the right to seek foreign patent protection for some of our early inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. Thus, the possibility of piracy of our technology and products are more likely in these countries. Further, third parties might independently develop similar products, duplicate our products or, design around patents that are granted to us.

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

Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our discussions with Komatsu, they also asserted that we or our former Japanese manufacturing partner, Seiko, may be infringing on some of Komatsu’s United States patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed some of our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

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

In the future, patent litigation may result due to a claim of infringement by our competitors or any other third party or may be necessary to enforce patents issued to us.  Any such litigation could result in substantial cost and diversion of effort by us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license on reasonable terms. In the alternative, we may design around the third party’s intellectual property rights or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in one or more of the following, any of which could have a substantial adverse effect on our business, financial condition and operating results:

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

We registered the trademark “CYMER” & “INSIST ON CYMER” in the United States and in some other countries. We are also trying to register additional trademarks in the United States in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue-generating and cost management activities.

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

We have in the past and may in the future acquire a business that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial problems.

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

Operations at our primary manufacturing facility and our subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters.  Such disruptions could cause delays in shipments of our products to our customers.  We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.  Such disruption could result in cancellation of orders or loss of customers which would have a material adverse effect on our operating results, financial condition and cash flows.

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

•                  new products offered by us or our competitors,

•                  developments of patents or proprietary rights,

•                  changes in financial estimates by securities analysts,

•                  general worldwide political, economic, and market conditions,

•                  United States political, economic, and market conditions. and

•      failure to properly manage any single or combination of risk factors listed in this section.

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

As of March 31, 2003, Cymer had outstanding foreign currency forward exchange contracts to buy US $65.6 million for 7.9 billion yen under foreign currency exchange facilities with contract rates ranging from 132.6 yen to 115.5 yen per U.S. dollar.  These contracts expire on various dates through January 2004.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There have been no significant changes in Cymer’s internal controls since the Evaluation Date.  Cymer is not aware of any significant change in any other factor that could significantly affect its internal controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	(a)	Exhibits and Reports on Form 8-K

	3.4	Amendment to Bylaws of Cymer, Inc.

	10.1	Reduction in Force Benefits Plan, as amended.

	99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

	99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.
(Registrant)

Date: May 13, 2003	By:	/s/ NANCY J. BAKER
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

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

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

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ NANCY J. BAKER
Nancy J. Baker
Sr. Vice President, Chief Financial Officer