Form 10-Q
period 2003-06-30
CYMER INC
filed 2003-08-11
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 0-21321

CYMER, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0175463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17075 Thornmint Court, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(858) 385-7300

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 7, 2003 was 35,188,131.

CYMER, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2002	June 30, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$196,643	$160,902
Short-term investments	71,249	120,325
Accounts receivable – net	52,341	59,119
Inventories	100,119	95,485
Deferred income taxes	20,041	20,060
Income taxes receivable	—	2,798
Prepaid expenses and other assets	6,029	4,532
Total current assets	446,422	463,221

PROPERTY AND EQUIPMENT – NET	112,209	137,331
LONG-TERM INVESTMENTS	159,029	92,634
DEFERRED INCOME TAXES	20,553	20,390
GOODWILL – NET	10,597	10,597
INTANGIBLE ASSETS – NET	8,565	7,840
OTHER ASSETS	9,512	9,158

TOTAL ASSETS	$766,887	$741,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,499	$15,256
Accrued warranty and installation	30,078	26,166
Accrued payroll and benefits	7,334	8,271
Foreign currency forward exchange contracts	907	568
Accrued interest	3,300	3,260
Income taxes payable	11,321	—
Revolving loan	6,667	—
Accrued and other current liabilities	9,189	9,739
Total current liabilities	95,295	63,260

CONVERTIBLE SUBORDINATED NOTES	250,000	250,000
OTHER LIABILITIES	5,154	5,448
MINORITY INTEREST	4,104	4,584

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 34,227,000 and 34,863,000 shares outstanding at December 31, 2002 and June 30, 2003, respectively	34	35
Additional paid-in capital	302,501	314,334
Unearned compensation	(2,358)	(328)
Accumulated other comprehensive loss	(3,429)	(3,193)
Retained earnings	115,586	107,031
Total stockholders’ equity	412,334	417,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,887	$741,171

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003
REVENUES:
Product sales	$73,053	$62,177	$134,502	$129,513
Other	616	239	1,150	502
Total revenues	73,669	62,416	135,652	130,015

COSTS AND EXPENSES:
Cost of product sales	37,835	52,031	70,315	94,901
Research and development	18,010	16,311	32,996	33,835
Sales and marketing	4,158	4,461	7,842	8,555
General and administrative	4,361	6,547	8,047	12,320
Amortization of intangibles	40	40	80	80
Loss on debt extinguishment	—	—	163	—

Total costs and expenses	64,404	79,390	119,443	149,691

OPERATING INCOME (LOSS)	9,265	(16,974)	16,209	(19,676)

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	(37)	(57)	120	(417)
Interest and other income	2,655	2,397	4,611	4,886
Interest and other expense	(2,588)	(2,505)	(5,941)	(4,980)

Total other income (expense) – net	30	(165)	(1,210)	(511)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	9,295	(17,139)	14,999	(20,187)

INCOME TAX PROVISION (BENEFIT)	2,509	(12,112)	4,093	(12,112)
MINORITY INTEREST	(236)	(166)	(268)	(480)

NET INCOME (LOSS)	$6,550	$(5,193)	$10,638	$(8,555)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.19	$(0.15)	$0.33	$(0.25)
Weighted average common shares outstanding - basic	33,846	34,577	32,571	34,443

Diluted earnings (loss) per share	$0.18	$(0.15)	$0.31	$(0.25)
Weighted average common shares outstanding - diluted	35,934	34,577	34,554	34,443

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$10,638	$(8,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on debt extinguishment	163	—
Depreciation and amortization	12,254	16,617
Non-cash stock-based compensation	—	804
Amortization of unearned compensation	555	555
Minority interest	268	480
Provision for deferred income taxes	39	(21)
Loss on disposal or impairment of property and equipment	324	2,036
Change in assets and liabilities:
Accounts receivable – net	(13,692)	(6,778)
Income taxes receivable	3,039	(2,798)
Foreign currency forward exchange contracts	3,200	212
Inventories	(23,016)	4,634
Prepaid expenses and other assets	(1,231)	1,216
Accounts payable	4,773	(11,243)
Accrued and other liabilities	5,162	(1,965)
Income taxes payable	1,927	(11,321)

Net cash provided by (used in) operating activities	4,403	(16,127)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,681)	(42,415)
Purchases of investments	(219,233)	(53,101)
Proceeds from sold or matured investments	55,382	70,485
Acquisition of minority interest	(360)	(180)

Net cash used in investing activities	(174,892)	(25,211)

FINANCING ACTIVITIES:
Net repayments under revolving loan and security agreements	(44)	(6,667)
Proceeds from issuance of common stock	17,958	12,505
Redemption of convertible subordinated notes	(39,598)	—
Issuance of convertible subordinated notes	250,000	—
Issuance of convertible subordinated notes offering costs	(7,870)	—
Payments on capital lease obligations	(16)	(26)

Net cash provided by financing activities	220,430	5,812

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	579	(215)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,520	(35,741)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,195	196,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,715	$160,902

	For the six months ended June 30,
	2002	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,854	$4,509
Income taxes paid (refunded), net	$(903)	$2,194

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated notes to equity	$112,998	$—
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$—	$1,475

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2003

(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Data –The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q.  In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated.  These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Inc., in Taiwan (“Cymer SEA”),  Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 75% of Cymer Korea.  During 2002, Cymer Boston (formerly known as Active Control eXperts, Inc. or ACX) was a wholly-owned subsidiary of Cymer, Inc.  Effective January 1, 2003, Cymer Boston was merged with and into Cymer, Inc.  Cymer sells its excimer light sources in Japan primarily through Cymer Japan. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea provides manufacturing, refurbishment, field service, and administrative activities for that region.  All significant intercompany balances have been eliminated in consolidation.

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

Accounting Pronouncements Adopted – Cymer adopted the provisions of Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations” on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. This standard is effective for fiscal years beginning after June 15, 2002. Cymer has determined that the adoption of this statement did not have an impact on its financial condition or results of operations.

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) on January 1, 2003.  SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Cymer reclassified the 2002 loss on extinguishment of debt from an extraordinary loss on debt extinguishment to operating expenses in the consolidated statement of operations.

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

Cymer adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002.  In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for warranty provisions, intellectual property indemnification clauses that are contained within many of our customer agreements and third-party bank guarantees that we had with one of our subsidiaries until June 2003.  All these provisions give rise only to the disclosure requirements prescribed by FIN 45.

Cymer adopted the interim disclosure provisions of Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, during the quarter ended June 30, 2003.  Related interim disclosures are included in footnote 2.

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

The following table compares net income (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123, (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Net income (loss), as reported	$6,550	$(5,193)	$10,638	$(8,555)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,877)	2,255	(16,064)	(5,998)

Pro forma net loss	$(1,327)	$(2,938)	$(5,426)	$(14,553)

Earnings (loss) per share:
Basic – as reported	$0.19	$(0.15)	$0.33	$(0.25)
Basic – pro forma	$(0.04)	$(0.08)	$(0.17)	$(0.42)

Diluted – as reported	$0.18	$(0.15)	$0.31	$(0.25)
Diluted – pro forma	$(0.04)	$(0.08)	$(0.17)	$(0.42)

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and six months ended June 30, 2002 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Weighted average common shares outstanding - basic	33,846	34,577	32,571	34,443

Effect of dilutive securities:
Warrants	60	—	51	—
Options	2,028	—	1,932	—

Weighted average common shares outstanding - diluted	35,934	34,577	34,554	34,443

For the three months ended June 30, 2002 and 2003, weighted average options and warrants to purchase 453,000 and 3,893,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended June 30, 2002 and 2003, weighted average common shares attributable to convertible subordinated notes of 5,000,000 were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

For the six months ended June 30, 2002 and 2003, weighted average options and warrants to purchase 450,000 and 3,825,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the six months ended June 30, 2002 and 2003, weighted average common shares attributable to convertible subordinated notes of 5,155,860 and 5,000,000, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consist of the following as of December 31, 2002 and June 30, 2003 (in thousands):

	December 31, 2002	June 30, 2003
INVENTORIES:
Raw materials	$44,252	$42,062
Work-in-progress	32,718	27,922
Finished goods	37,849	39,594
Allowance for excess and obsolete inventory	(14,700)	(14,093)
Total	$100,119	$95,485

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

The following table summarizes the change in each component of accumulated other comprehensive loss for the six months ended June 30, 2003 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses on) foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2002	Balance	$(5,272)	$2,342	$(499)	$(3,429)
	Period net change	(127)	39	324	236
June 30, 2003	Balance	$(5,399)	$2,381	$(175)	$(3,193)

6.              GOODWILL AND INTANGIBLE ASSETS

As of the date of adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, Cymer had unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets, excluding acquired patents, in the amount of $1.1 million, all of which were subject to the transition provisions of SFAS No. 142.

As of December 31, 2002 and June 30, 2003, the components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2002		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Existing technology - ACX acquisition	$640	$300	$640	$380

Unamortized intangible assets:
Goodwill	$13,713	$3,116	$13,713	$3,116

The above table only includes intangible assets associated with prior purchase business combinations.  Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001.  As of December 31, 2002 and June 30, 2003, the net carrying amount of these patents was $8.2 million and $7.6 million, respectively.

Aggregate amortization expense was $80,000 for each of  the six months ended June 30, 2002 and 2003.  As of June 30, 2003, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Six months ended December 31, 2003	$80
Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

7.              GUARANTEES

Cymer adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002 and has adopted the recognition and measurement provisions as required after December 31, 2002.  FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this interpretation.

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods.  On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is determined by using a financial model, which takes into consideration actual historical expenses, and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle. The warranty provision for consumables and spares is determined by using actual historical data.  For both light source systems and spares, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the six months ended June 30, 2003 (in thousands):

Balance, January 1, 2003	$29,600
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	4,310	(1)
Warranty expenditures incurred during the period	(8,160)
Balance, June 30, 2003	$25,750

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

Guarantees on Subsidiary Debt – During the first quarter of 2003 and part of the second quarter of 2003, Cymer was party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee was between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guaranteed payment of any obligations under the revolving loan agreement in the event that Cymer Japan could not make such payments due or defaults on the loan.  Cymer Japan made all payments per the terms of the Loan Agreement and thus, Cymer did not incur any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly-owned subsidiary of Cymer and Cymer Japan records the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability is included in the consolidated balance sheets.  The Loan Agreement expired on June 16, 2003 and was paid in full by Cymer Japan. The Loan Agreement was not renewed on this expiration date.

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

In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to its corporate headquarters located in San Diego, California. The construction of the manufacturing and office facility will be completed in multiple phases; currently scheduled to be completed by the end of the third quarter of 2003.  Cymer will finance the cost of the construction project, which is estimated to be approximately $50 million, using existing capital.  Total capital expenditures for this construction project to date total approximately $44.7 million.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Revenues:
Product sales	99.2%	99.6%	99.1%	99.6%
Other	.8	.4	.9	.4
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	51.4	83.4	51.8	73.0
Research and development	24.5	26.1	24.3	26.0
Sales and marketing	5.6	7.1	5.8	6.6
General and administrative	5.9	10.5	5.9	9.4
Amortization of goodwill and intangible assets	—	.1	.1	.1
Loss on debt extinguishment	—	—	.2	—
Total costs and expenses	87.4	127.2	88.1	115.1

Operating income (loss)	12.6	(27.2)	11.9	(15.1)
Other expense – net	—	(.3)	(.9)	(.4)

Income (loss) before income tax provision and minority interest	12.6	(27.5)	11.0	(15.5)

Income tax provision (benefit)	3.4	(19.4)	3.0	(9.3)
Minority interest	(.3)	(.2)	(.2)	(.4)

Net income (loss)	8.9%	(8.3)%	7.8%	(6.6)%
Gross margin on product sales	48.2%	16.3%	47.7%	26.7%

THREE MONTHS ENDED JUNE 30, 2002 AND 2003

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

Product sales decreased 15% from $73.1 million for the three months ended June 30, 2002 to $62.2 million for the three months ended June 30, 2003, primarily due to a 30%, or a

$15.1 million decrease in light source system revenue offset by a 19%, or a $4.2 million increase in consumable and spare parts, service revenue and other non-system product revenue from period to period.  This total non-system revenue was $22.0 million or 30% of revenue for the three months ended June 30, 2002 as compared to $26.2 million or 42% of revenue for the three months ended June 30, 2003.  The increase in non-system revenue was due to increased utilization of Cymer’s deep ultraviolet (“DUV”) light sources by chipmakers and an increased installed base in the three months ended June 30, 2003. The decrease in light source system revenue was primarily due to a 56% decrease in the number of light source system units sold offset by an increase in the average selling price (“ASP”) for light source systems sold.  A total of 70 light source systems were sold in the three months ended June 30, 2002 at an ASP of $729,000, compared to 31 systems sold in the three months ended June 30, 2003 at an ASP of $1.2 million.  On a foreign currency adjusted basis, the ASP for the three months ended June 30, 2002 was $732,000 as compared to $1.1 million for the three months ended June 30, 2003.  This increase in ASPs from period to period primarily reflects the shift in the product mix in the second quarter of 2003 to Cymer’s most advanced, higher priced XLA 100 light source system, the dual-discharge chamber Master Oscillator Power Amplifier (“MOPA”) design product.  The XLA 100 accounted for 65% of light source systems sold in the three months ended June 30, 2003.  Revenues from funded development projects were $616,000 and $239,000 for the three months ended June 30, 2002 and 2003, respectively.

Cymer’s backlog at June 30, 2002 was $107.9 million compared to $100.4 million at June 30, 2003.  Bookings for the three months ended June 30, 2002 and June 30, 2003 were $73.8 million and $59.7 million, respectively.  The book-to-bill ratio for the three months ended June 30, 2002 was 1.08 compared to 1.06 for the three months ended June 30, 2003.  This decrease in bookings and book-to-bill ratio was primarily due to reduced orders of light source systems in the second quarter of 2003 compared to the second quarter of 2002.

Cymer installed 80 light sources at chipmakers and other end-users during the second quarter of 2002 as compared to 50 light sources installed during the second quarter of 2003.

Cymer’s sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States.  Approximately 92% and 88% of Cymer’s sales for the three months ended June 30, 2002 and 2003, respectively, were derived from customers outside the United States.  Cymer maintains a wholly-owned Japanese subsidiary, which sells to Cymer’s Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 50% of revenues for each of the three months ended June 30, 2002 and 2003.  The activities of Cymer’s Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

In April 2003, Cymer implemented cost reduction efforts in response to the continued downturn in the semiconductor industry.  Included in these cost reduction activities were a reduction in work force and the write down of certain corporate assets. These asset write downs totaled approximately $1.8 million.  These activities impacted all areas of the company, and resulted in additional expenses during the second quarter of 2003.  Cymer expects to realize the benefit from these cost reduction efforts starting in the third quarter of 2003.

Cost of Product Sales.  Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer’s products by its Japanese subsidiary for resale under firm third-party sales commitments.  Although the number of light source systems recorded as revenue was lower in the second quarter of 2003 as compared to the second quarter of 2002, the cost of product sales increased 38% from $37.8 million for the three months ended June 30, 2002 to $52.0 million for the three months ended June 30, 2003.  This increase from period to period is primarily due to the higher overall costs associated with the introduction of Cymer’s new XL series light source system and its initial transition to manufacturing in 2003. Also included in these higher XL series costs are initial product costs, warranty accruals, and overall infrastructure building expenses.  As a result of these higher product costs, the gross margin on product sales was 16% for the three months ended June 30, 2003 as compared to 48% for the same three-month period in 2002.  These lower margins in the second quarter of 2003 also reflect additional expenses associated with cost reduction efforts which were completed during the second quarter of 2003. These expenses totaled approximately $4.2 million in the manufacturing area and includes increased costs associated with the reduction in work force and write offs of impaired assets. We anticipate that the gross margins will moderately increase in the next couple of quarters as a result of improved efficiencies associated with the production of the XL series light source and the benefits resulting from the cost savings measures taken in the second quarter of 2003.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses, which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 9% from $18.0 million for the three months ended June 30, 2002 to $16.3 million for the three months ended June 30, 2003, due primarily to Cymer’s product development efforts associated with the XL series light source which uses the MOPA platform. Cymer’s investment in this product was high in 2002 due to its initial development. This investment has decreased in 2003 as the XL series light source transitioned to manufacturing.  Cymer shipped the first light source system that utilizes the MOPA platform, the XLA 100, in February 2003.  Cymer also continued to invest in extreme ultra violet (“EUV”), Fluorine (“F2”) and Beam Delivery  ("BDU") Unit technology and to focus on next generation Krypton fluoride (“KrF”) and argon fluoride (“ArF”) products.  As a percentage of total revenues, such expenses increased from 24.5% to 26.1%, primarily due to lower revenue levels in 2003 compared to 2002.  We anticipate R&D spending in absolute dollars and as a percentage of total revenues, will decrease as the XLA 100 completes the final phase of transition to manufacturing.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 7% from $4.2 million for the three months ended June 30, 2002 to $4.5 million for the three months ended June 30, 2003, due primarily to increased costs associated with the reduction in work force and asset write down which occurred during the second quarter of 2003.  These increased expenses were offset by lower expenses resulting from the movement of various senior members of sales and marketing to general and administrative functions in the last quarter of 2002.  As a percentage of total revenues, such expenses increased from 5.6% to 7.1% primarily due to the lower revenue levels in 2003 compared to 2002.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses increased 50% from $4.4 million for the three months ended June 30, 2002 to $6.5 million for the three months ended June 30, 2003. During the second quarter of 2003, general and administrative expenses were significantly increased from the 2002 levels due to the movement of various senior personnel from sales and marketing to general and administrative functions in the last quarter of 2002 and increased costs associated with the headcount reduction and asset write down completed in the second quarter of 2003. As a percentage of total revenues, such expenses increased from 5.9% to 10.5% primarily due to the activities explained above and the lower revenue levels in 2003 compared to 2002.

Amortization of intangible assets.  Amortization of intangible assets totaled $40,000 for each of the three months ended June 30, 2002 and 2003.  This amortization of intangible assets expense is consistent from period to period and relates to the existing technology associated with the ACX acquisition, which was completed in early 2001.  With the adoption of SFAS 142 on January 1, 2002, Cymer discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Income (Expense) – Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the Japanese yen against the United States dollar.  Net other income totaled $30,000 for the three months ended June 30, 2002 as compared to a net other expense of $165,000 for the three months ended June 30, 2003.  The change from net other income to net other expense was primarily due to decreased interest income offset by a slight decrease in interest expense from period to period. The decreased interest income in the second quarter of 2003 was primarily due to lower average cash and investment balances in the second quarter of 2003 as compared to 2002 as a result of cash used during 2003 for the continued construction of Cymer’s new manufacturing and office facility in San Diego.  The decreased interest expense from period to period reflects capitalization of interest expense associated with the construction of the new facility recorded in the second quarter of 2003.  Foreign currency exchange losses totaled $37,000, interest income totaled $2.7 million and interest expense totaled $2.6 million for the three months ended June 30, 2002, compared to foreign currency exchange losses of $57,000, interest income of $2.4 million and interest expense of $2.5 million for the three months ended June 30, 2003.

Income Tax Provision (Benefit).  The tax provision of $2.5 million and the tax benefit of $12.1 million for the three months ended June 30, 2002 and 2003, respectively, reflect an annual effective rate of 27% and 60%, respectively.  Due to the pre-tax loss recorded in the first half of 2003, and the company's expectation that there will be no significant industry recovery during the remainder of 2003, Cymer currently estimates the 2003 annual effective tax benefit rate to be approximately 60 percent.  Due to the 0% annual effective tax rate estimated for the first quarter of 2003, a year-to-date change in the tax provision was made in the second quarter of 2003. This resulted in a quarterly tax benefit of 71% for the three months ended June 30, 2003.  The annual effective tax rates for both periods differ from the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The tax benefit rate for 2003 reflects the increased impact of Cymer’s tax credits and foreign sales incentives in a low income or loss environment.

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

Revenues. Product sales decreased 4% from $134.5 million for the six months ended June 30, 2002 to $129.5 million for the six months ended June 30, 2003, primarily due to a 17%, or a $16.0 million decrease in light source system revenue offset by a 28%, or a $11.0 million increase in consumable and spare parts, service revenue and other non-system product revenue.  Total non-system revenue totaled $39.1 million or 29% of revenue and $50.1 million or 39% of revenue for the six months ended June 30, 2002 and 2003, respectively.  The increase in non-system revenue was due to slightly increased utilization of Cymer’s DUV light sources by chipmakers and an increased installed base in the six months ended June 30, 2003, which resulted in increased demand for consumables and spare parts.  The decrease in light source system revenue was primarily due to a 34% decrease in the number of light source system units sold offset by an increase in the ASP for light source systems sold from period to period. A total of 132 light source systems were sold in the six months ended June 30, 2002 at an ASP of $722,000, compared to 87 systems sold in the six months ended June 30, 2003 at an ASP of $912,000.  On a foreign currency adjusted basis, the ASP for the six months ended June 30, 2002 was $737,000 compared to $896,000 for the six months ended June 30, 2003.  This increase in ASPs from period to period primarily reflects the increased participation in the product mix of the higher priced XLA 100 light source system, the dual-discharge chamber MOPA design product in the first six months of 2003.  Sales of the XLA 100 light source system accounted for 31% of light source systems sold in the six months ended June 30, 2003.  Revenues from funded development projects were $1.2 million and $502,000 for the six months ended June 30, 2002 and 2003, respectively.

Approximately 88% of Cymer’s sales for each of the six months ended June 30, 2002 and 2003 were derived from customers outside the United States.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 42% and 45% of revenues for the six months ended June 30, 2002 and 2003, respectively.

Sales to Cymer’s three largest customers, ASM Lithography, Canon, and Nikon, amounted to 31%, 22% and 23%, respectively, of total revenue for six months ended June 30, 2002, and 23%, 25% and 21%, respectively, of total revenue for the six months ended June 30, 2003.

Cost of Product Sales.  Although the number of light source systems recorded as revenue was lower in the first six months of 2003 as compared to the first six months of 2002, the cost of product sales increased 35% from $70.3 million for the six months ended June 30, 2002 to $94.9 million for the six months ended June 30, 2003.  This increase from period to period is primarily due to the higher overall costs associated with the introduction of Cymer’s new XL series light source system and its initial transition to manufacturing during the first quarter of 2003.  These cost of product sales were partially offset by a decrease in warranty expenses on more mature product models during the first quarter of 2003.  As a result of these higher XL series product costs, the gross margin on product sales was 27% for the six months ended June 30, 2003 as compared to 48% for the same six-month period in 2002.  Gross margin was further reduced by additional expense associated with the cost reduction efforts, which totaled approximately $4.2 million in the manufacturing areas, and includes increased costs associated with the reduction in work force and the write down of certain manufacturing assets.  We anticipate that the gross margins will increase in the next couple of quarters as a result of improved efficiencies associated with the production of the XL series light source and the benefit of cost savings measures taken in the second quarter of 2003.

Research and Development.  Research and development expenses increased 2% from $33.0 million for the six months ended June 30, 2002 to $33.8 million for the six months ended June 30, 2003, due primarily to Cymer’s most recent product development effort, the XL series which uses the MOPA platform.  Cymer shipped the first light source system that utilizes the MOPA platform, the XLA 100, in February 2003.  Cymer also continued to invest in EUV, F2 and BDU technology and a focus on next generation KrF and ArF products.  As a percentage of total revenues, such expenses increased from 24.3% to 26.0%, primarily due to the lower revenue levels in 2003 as compared to 2002.  We anticipate R&D spending in absolute dollars and as a percentage of total revenues, will decrease as the XLA 100 productization and the transition to manufacturing is completed.

Sales and Marketing.  Sales and marketing expenses increased 10% from $7.8 million for the six months ended June 30, 2002 to $8.6 million for the six months ended June 30, 2003.  During the first six months of 2003, sales and marketing expenses were higher than the 2002 levels due to additional expenses associated with the reduction in work force and asset write offs which occurred during the second quarter of 2003.  These increased expenses in 2003 were offset by lower expenses resulting from the movement of various senior members of sales and marketing to general and administrative functions in the last quarter of 2002.  The lower expense levels in the first six months of 2002 were due primarily to cost savings measures, including salary reductions that were initiated in the latter part of 2001 and were reflected in expenses for the first six months of 2002. As a percentage of total revenues, such expenses increased from 5.8% to 6.6% primarily due to lower revenue levels in 2003 compared to 2002.

General and Administrative.  General and administrative expenses increased 54% from $8.0 million for the six months ended June 30, 2002 to $12.3 million for the six months ended June 30, 2003, due to a number of factors.  In the first six months of 2002, overall general and administrative expenses were lower due to cost savings measures, including salary reductions that were initiated in the latter part of 2001.  During the first six months of 2003, general and administrative expenses were significantly increased from the 2002 levels due to the reinstatement of the 2001 salary reductions, the movement of various senior personnel from sales and marketing to general and administrative functions in the last quarter of 2002 and increased costs associated with the reduction in work force conducted in the second quarter of 2003.  As a percentage of total revenues, such expenses increased from 5.9% to 9.4% as a result of the increase in expenses and lower revenue levels in 2003 as compared to 2002.

Amortization of intangible assets.  Amortization of intangible assets totaled $80,000 for each of the six month periods ended June 30, 2002 and 2003.  This amortization of intangible assets expense is consistent from period to period and relates to the existing technology associated with the ACX acquisition, which was completed in early 2001.  With the adoption of SFAS 142 on January 1, 2002 Cymer discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Income (Expense) – Net.  Net other expense totaled $1.2 million and $511,000 for the six months ended June 30, 2002 and 2003, respectively.  The decrease in net other expense was primarily due to decreased interest expense and increased interest income which were offset by foreign currency exchange losses during the period. The decreased interest expense from period to period was caused by the lower interest rate on the 2002 bonds which is reflected in the interest expense amounts for the first six months of 2003 as compared to additional interest which was recorded in the first six months of 2002 as the result of both the 1997 Notes and 2002 Notes being outstanding during part of that six month period. The increased interest income in the first six months of 2003 was primarily due to higher average cash and investment balances during the first quarter of 2003 compared to 2002 as a result of the bond transactions, which occurred in the first quarter of 2002. These transactions included the private placement of the 2002 Notes in February 2002 and the redemption of the 1997 Notes that were not converted to common stock prior to the March 25, 2002 redemption date. Foreign currency exchange gains totaled $120,000, interest income totaled $4.6 million and interest expense totaled $5.9 million for the six months ended June 30, 2002, compared to foreign currency exchange losses of $417,000, interest income of $4.9 million and interest expense of $5.0 million for the six months ended June 30, 2003.

Income Tax Provision (Benefit).  The tax provision of $4.1 million and the tax benefit of $12.1 million for the six months ended June 30, 2002 and 2003, respectively, reflect an annual effective rate of 27% and 60%, respectively.  The annual effective tax rates for both periods differ from the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The tax benefit rate for 2003 reflects the increased impact of Cymer’s tax credits and foreign sales incentives in a low income or loss environment.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, Cymer had approximately $160.9 million in cash and cash equivalents, $120.3 million in short-term investments, $92.6 million in long-term investments, and  $400.0 million in working capital.

In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. The 3½% / 7¼% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the 1997 Notes was 21.2766 shares per $1,000 principal amount or an effective conversion price of $47.00 per share.  In 2001, Cymer repurchased a total of $24.9 million of convertible subordinated notes outstanding.  The 1997 Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $113.0 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer’s common stock.  As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.

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

Net cash provided by operating activities was approximately $4.4 million for the six months ended June 30, 2002 as compared to $16.1 million net cash used in operating activities for the six months ended June 30, 2003.  The net cash provided by operating activities for the six months ended June 30, 2002 was primarily attributable to net income and increases in accounts payable, and accrued and other liabilities offset by increases in accounts receivable and inventories.  Due to the continued downturn in the semiconductor industry, net cash was used in operating activities during the six months ended June 30, 2003. This use of cash in 2003 primarily reflects the net loss for the period, increases in accounts receivable and decreases in accounts payable, accrued liabilities and income taxes payable for the period. This use of cash in 2003 was partially offset by a decrease in inventories from period to period.

Net cash used in investing activities was approximately $174.9 million and $25.2 million for the six months ended June 30, 2002 and 2003, respectively.  The decrease in cash used in investing activities from period to period was primarily attributable to the timing of short-term and long-term investments maturing and being invested offset by cash used for capital expenditures in 2003. During the first six months of 2002, capital expenditures totaled $10.7 million as compared to capital expenditures of $42.4 million for the first six months of 2003.  This increased level of capital expenditures was primarily due to the continued construction of the new manufacturing and office facility located in San Diego, California and purchases of required manufacturing equipment for this new facility.

Net cash provided by financing activities was approximately $220.4 million and $5.8 million for the six months ended June 30, 2002 and 2003, respectively.  The decrease in cash provided by financing activities was primarily attributable to the activity on Cymer’s convertible subordinated notes and higher proceeds from employee stock option exercises during the first six months of 2002.  The private placement of the 2002 Notes resulted in net proceeds of approximately $242.2 million, offset by a use of $39.6 million to redeem a portion of its 1997 Notes.  Proceeds from employee stock option exercises during the six months ended June 30, 2002 totaled $18.0 million.  In the six months ended June 30, 2003, financing activities from the exercise of employee stock options provided $12.5 million in cash offset by a $6.7 million payoff of Cymer’s Japanese revolving loan.

Cymer had certain loan agreements with a commercial bank (the “Loan Agreements”) which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, Cymer was able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and were not renewed.

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

At June 30, 2002 and 2003, Cymer did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, Cymer did not engage in trading activities involving non-exchange traded contracts.  As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.  Cymer does not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with Cymer or its related parties except as disclosed herein.

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

Cymer maintains an inventory allowance to record inventory at net realizable value.  The value of this allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for its products, which may result in excess or obsolete inventory.  In addition to estimating excess and obsolete inventory, Cymer estimates and records a separate liability which is included in accrued and other liabilities in the accompanying balance sheets for any vendor amounts owed by Cymer as a result of cancelled or modified orders.  If actual market conditions are more or less favorable than projected by management, adjustments to this inventory allowance or these liabilities may be required.

Cymer provides for the estimated cost of product warranties at the time the related revenue is recognized. The warranty coverage period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized.  The warranty provision for light source systems is determined by using a financial model, which takes into consideration actual historical expenses, and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle.  The warranty provision for consumables and spares is determined by using actual historical data.  Although Cymer engages in product improvement programs and processes, its warranty obligation is affected by product failure rates and costs incurred to correct those product failures at customer sites.  Should actual product failure rates or estimated costs to repair those product failures differ from Cymer’s estimates, revisions to its estimated warranty provision would be required.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 (“SFAS” No. 150), “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the standard is not expected to have a material impact on Cymer’s consolidated financial statements.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q for the period ended June 30, 2003. These factors include:

•                  demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•                  cyclicality in the market for semiconductor manufacturing equipment;

•                  rates at which semiconductor device manufacturers take delivery of photolithography tools from photolithography tool manufactures (“our customers”);

•                  rates at which our customers take delivery of light source systems from us;

•                  timing and size of orders from our small base of customers;

•                  product lead time demands from our customers and the semiconductor manufacturers;

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

The semiconductor equipment industry is highly cyclical. We derive a substantial percentage of our revenues from our customers. Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on a number of factors, including the current and anticipated market demand for semiconductors and products using semiconductors.

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

Our customers try to manage their inventories and production requirements to appropriate levels that best reflect their expected sales to semiconductor device manufacturers. Market conditions in the industry and production efficiency of the photolithography tool manufacturers can cause our customers to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements to these levels. We continue to work with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers’ inventory management and production requirements or that our customers will not build up an excess inventory of light source products. If our customers retain an excess inventory of light source products, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows.  In addition, if our customers demand shorter product lead times as a solution to improve their inventory and cash positions, our inventory management and cash position may be impacted, which may adversely affect our operating results, financial condition and cash flows.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended June 30,
	2002	2003
ASM Lithography	31%	23%
Canon	22%	25%
Nikon	23%	21%

Total	76%	69%

Collectively, these three companies account for the following percentage of our total accounts receivable for the periods indicated:

	December 31, 2002	June 30, 2003
ASM Lithography	40%	15%
Canon	12%	18%
Nikon	18%	33%

Total	70%	66%

We expect that sales of our light source products to these three customers will continue to account for a substantial majority of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. The loss of any significant business from or production problems for any one of these three customers may have a material adverse effect on our business and financial condition. Sales to these customers may be affected by many factors, some of which are beyond our control. These factors include:

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

Future technologies, such as EUV and electron projection lithography (“EPL”), may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

We serve an increasingly global market.  A large portion of our total revenues is derived from customers located outside of the United States, particularly in Asian countries.  We expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we maintain a manufacturing and field service subsidiary in Korea as well as field service and support subsidiaries in Japan, Taiwan, Singapore, the People’s Republic of China and the Netherlands.

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

•      the effect of acts of terrorism and war; and

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

We purchase some of the components and subassemblies included in our light source products from a single supplier or a limited group of suppliers.  For certain optical components used in our light source systems, we currently utilize a single supplier.  Although we have not aggressively pursued other vendors for these optical components, we have attempted to qualify one other vendor. To date, this vendor has been unsuccessful in producing these optical components and has not been qualified by us. To reduce the risk associated with this single supplier, we carry a two year supply of these optical components.  This two year supply is based upon current business activities, so any significant increase in production would likely result in a quicker consumption of these optical components. In addition, we outsource the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore have been adversely affected by the current industry downturn. If the current downturn continues for an extended period of time, these suppliers may not be able to continue to meet our requirements or respond quickly enough.  Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

We believe that Gigaphoton and Lambda-Physik are aggressively trying to gain larger market penetration in the excimer light source industry. We know that our customers have purchased products from these two competitors and that our customers have approved these competitors’ light sources for use with their products.  We know that Gigaphoton, in particular, has been approved by chipmakers in Japan, the U.S. and elsewhere for producing excimer light sources.  Also, we believe that Lambda-Physik has been approved by chipmakers in the U.S. and Europe for producing excimer light source products.

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

As of June 30, 2003, we owned 187 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to November 2021.  As of June 30, 2003, we also had applied for 74 additional patents in the United States.  As of June 30, 2003, we owned 169 foreign patents and had filed 295 patent applications pending in various foreign countries.

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

We also rely on the following to protect our confidential information and our other intellectual property:

•      trade secret protection,

•      employee nondisclosure agreements,

•      third-party nondisclosure agreements; and

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

•      requirement that we get a license from third parties on terms that are not favorable; or

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

We registered the trademark ‘‘CYMER’’ & “INSIST ON CYMER” in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

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

New accounting rules may impact our operating results.

Recently, the Financial Accounting Standards Board (“FASB”) announced plans to require all companies to expense the value of employee stock options measured according to the fair value of the options.  Such a change in accounting rules may adversely impact our future financial condition and operating results.

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

•      ability of the acquired companies to meet their financial projections; and

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

Operations at our primary manufacturing facility and our subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters.  Such disruptions could cause delays in shipments of our products to our customers.  We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.  Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

•      United States political, economic, and market conditions; and

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

As of June 30, 2003, Cymer had outstanding foreign currency forward exchange contracts to buy US $61.4 million for 7.4 billion yen under foreign currency exchange facilities with contract rates ranging from 117.30 yen to 132.60 yen per U.S. dollar.  These contracts expire on various dates through March 2004.

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

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense.  These Notes are recorded at face value on the consolidated balance sheets.  The fair value of such debt based on quoted market prices on June 30, 2003 was $260.9 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 22, 2003. Out of 34,398,929 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 32,112,733 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

	Proposal 1. The Election of the following eight directors to serve for one year. The votes for the nominated directors was as follows:

	Director’s Name	Votes For	Votes Withheld

	Charles J. Abbe	29,698,740	2,413,993
	Robert P. Akins	29,704,143	2,408,590
	Edward H. Braun	29,725,919	2,386,814
	Michael R. Gaulke	29,688,722	2,424,011
	William G. Oldham	29,704,143	2,408,590
	Peter J. Simone	29,704,143	2,408,590
	Young K. Sohn	31,781,584	331,149
	Jon D. Tompkins	29,704,043	2,408,690

Proposal 2. Approval of an amendment to Cymer’s 1996 Employee Stock Purchase Plan to increase the aggregate number of shares reserved for issuance under the plan by 200,000 shares. 31,442,787 votes were cast for approval, 646,345 votes were cast against, 23,601 votes were abstained and there were no broker non-votes.

Proposal 3. Ratification of the appointment of KPMG LLP as the independent auditors of Cymer for the year ending December 31, 2003. 23,645,697 votes were cast for approval, 8,322,018 votes were cast against, 145,018 votes were abstained and there were no broker non-votes.

ITEM 5.	Other Information

	None.

ITEM 6.	Exhibits and Reports on Form 8-K

	(a) 10.1	Employment Agreement, effective as of June 1, 2003, by and between Pascal Didier and Cymer.

	10.2	Employment Agreement, effective as of June 1, 2003, by and between Nancy J. Baker and Cymer.

	10.3	Employment Agreement, effective as of June 1, 2003, by and between Hugh R. Grinolds and Cymer.

	10.4	Employment Agreement, effective as of June 1, 2003, by and between Edward P. Holtaway and Cymer.

	10.5	Employment Agreement, effective as of June 1, 2003, by and between Brian C. Klene and Cymer.

	10.6	Employment Agreement, effective as of June 1, 2003, by and between Jung Ho (John) Shin and Cymer.

	10.7	Employment Agreement, effective as of June 1, 2003, by and between Rae Ann Werner and Cymer.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

On April 22, 2003, Cymer filed a Form 8-K announcing its first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.
(Registrant)

Date: August 11, 2003	By:	/s/ NANCY J. BAKER
Nancy J. Baker
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)