Form 10-Q
period 2003-09-30
CYMER INC
filed 2003-11-07
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of Common Stock, with $0.001 par value, outstanding on November 6, 2003 was 36,068,501.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (unaudited)

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2002	September 30, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$196,643	$187,543
Short-term investments	71,249	100,167
Accounts receivable – net	52,341	66,644
Inventories	100,119	88,910
Deferred income taxes	20,041	20,071
Income taxes receivable	—	16,725
Prepaid expenses and other assets	6,029	4,749
Total current assets	446,422	484,809

PROPERTY AND EQUIPMENT – NET	112,209	128,308
LONG-TERM INVESTMENTS	159,029	91,888
DEFERRED INCOME TAXES	20,553	21,350
GOODWILL – NET	10,597	10,597
INTANGIBLE ASSETS – NET	8,565	7,477
OTHER ASSETS	9,512	9,053

TOTAL ASSETS	$766,887	$753,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,499	$14,405
Accrued warranty and installation	30,078	26,217
Accrued payroll and benefits	7,334	7,061
Foreign currency forward exchange contracts	907	5,599
Accrued interest	3,300	1,091
Income taxes payable	11,321	—
Revolving loan	6,667	—
Accrued and other current liabilities	9,189	11,175
Total current liabilities	95,295	65,548

CONVERTIBLE SUBORDINATED NOTES	250,000	250,000
OTHER LIABILITIES	5,154	5,666
MINORITY INTEREST	4,104	5,051

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 34,227,000 and 35,661,000 shares outstanding at December 31, 2002 and September 30, 2003, respectively	34	36
Additional paid-in capital	302,501	333,428
Unearned compensation	(2,358)	(218)
Accumulated other comprehensive loss	(3,429)	(4,541)
Retained earnings	115,586	98,512
Total stockholders’ equity	412,334	427,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,887	$753,482

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2003	2002	2003
REVENUES:
Product sales	$84,170	$63,873	$218,672	$193,386
Other	314	564	1,464	1,066
Total revenues	84,484	64,437	220,136	194,452

COSTS AND EXPENSES:
Cost of product sales	47,417	48,029	117,732	142,930
Research and development	20,581	12,034	53,577	45,869
Sales and marketing	4,452	3,873	12,294	12,428
General and administrative	5,423	20,621	13,470	32,941
Amortization of intangibles	40	40	120	120
Loss on debt extinguishment	—	—	163	—

Total costs and expenses	77,913	84,597	197,356	234,288

OPERATING INCOME (LOSS)	6,571	(20,160)	22,780	(39,836)

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	(542)	482	(422)	65
Interest and other income	2,781	2,078	7,392	6,964
Interest and other expense	(2,683)	(2,530)	(8,624)	(7,510)

Total other income (expense) – net	(444)	30	(1,654)	(481)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	6,127	(20,130)	21,126	(40,317)

INCOME TAX PROVISION (BENEFIT)	(687)	(12,078)	3,406	(24,190)
MINORITY INTEREST	41	(467)	(227)	(947)

NET INCOME (LOSS)	$6,855	$(8,519)	$17,493	$(17,074)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.20	$(0.24)	$0.53	$(0.49)
Weighted average common shares outstanding - basic	33,983	35,302	33,047	34,733

Diluted earnings (loss) per share	$0.20	$(0.24)	$0.51	$(0.49)
Weighted average common shares outstanding – diluted	34,589	35,302	34,558	34,733

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$17,493	$(17,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on debt extinguishment	163	—
Depreciation and amortization	18,574	23,816
Non-cash stock-based compensation	—	1,115
Amortization of unearned compensation	832	665
Minority interest	227	947
Provision for deferred income taxes	(56)	(54)
Loss on disposal or impairment of property and equipment	592	17,635
Change in assets and liabilities:
Accounts receivable – net	(21,059)	(14,303)
Income taxes receivable	2,463	(16,725)
Foreign currency forward exchange contracts	1,404	1,925
Inventories	(31,080)	11,209
Prepaid expenses and other assets	(3,532)	786
Accounts payable	12,061	(12,094)
Accrued and other liabilities	3,720	(3,627)
Income taxes payable	—	(11,321)

Net cash provided by (used in) operating activities	1,802	(17,100)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,493)	(55,509)
Purchases of investments	(265,370)	(84,006)
Proceeds from sold or matured investments	124,251	121,454
Acquisition of minority interest	(360)	(180)

Net cash used in investing activities	(165,972)	(18,241)

FINANCING ACTIVITIES:
Net repayments under revolving loan and security agreements	(1,672)	(6,667)
Proceeds from issuance of common stock	18,271	31,288
Redemption of convertible subordinated notes	(39,598)	—
Issuance of convertible subordinated notes	250,000	—
Issuance of convertible subordinated notes offering costs	(7,873)	—
Minority interest investments in subsidiaries	1,900	—
Payments on capital lease obligations	(32)	(38)

Net cash provided by financing activities	220,996	24,583

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	95	1,658

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,921	(9,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,195	196,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,116	$187,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,382	$8,925
Income taxes paid, net	$202	$4,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated notes to equity	$112,998	$—
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$—	$1,475

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2003

(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Data – The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated.  These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Inc., in Taiwan (“Cymer SEA”),  Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 75% of Cymer Korea.  During 2002, Active Control eXperts, Inc. or ACX was a wholly-owned subsidiary of Cymer, Inc.  Effective January 1, 2003, ACX was merged with and into Cymer, Inc.  Cymer sells its excimer light sources in Japan primarily through Cymer Japan. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea provides manufacturing, refurbishment, field service, and administrative activities for that region. All significant intercompany balances have been eliminated in consolidation.

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

Research and Development – Research and development costs are expensed in the period incurred and include costs associated with funded development contracts.  The funded development contracts are generally cost sharing contracts between Cymer and a customer where each party pays equal portions of the total development costs.  As a result, costs for the funded development contracts approximate the revenue recorded for these contracts in other revenue in the accompanying statements of operations. The services performed under the funded development contracts are provided on a best efforts basis.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

Accounting Pronouncements Adopted – Cymer adopted the provisions of Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations” on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. The adoption of this statement did not have an impact on Cymer’s financial condition or results of operations.

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003.  SFAS No. 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Cymer reclassified the 2002 loss on extinguishment of debt from an extraordinary loss on debt extinguishment to operating expenses in the consolidated statements of operations.

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”),  “Accounting for Costs Associated with Exit or Disposal Activities”, on January 1, 2003.  SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

Cymer adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002.  Cymer adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002.  In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for warranty provisions, intellectual property indemnification clauses that are contained within many of our customer agreements and third-party bank guarantees that we had with one of our subsidiaries until June 2003.  These provisions fall within the disclosure requirements prescribed by FIN 45.

Cymer adopted the interim disclosure provisions of Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, during the quarter ended September 30, 2003.  Related interim disclosures are included in footnote 2.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The adoption of this statement did not have a material impact on Cymer’s financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on Cymer’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 (“SFAS No. 150”), “Accounting for Certain Instruments with Characteristics of Both Liabilities and

Equity”. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the statement did not have a material impact on Cymer’s consolidated financial statements.

2.              STOCK-BASED COMPENSATION

Cymer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards Board No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Cymer accounts for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28. Stock-based compensation expense for options granted to non-employees for the three and nine months ended September 30, 2003 was $311,000 and $1.1 million, respectively.

Under SFAS 123, the weighted average per share fair value of the options granted for the nine months ended 2002 and 2003 was $22.22 and $18.62, respectively, on the date of grant.  The fair value under SFAS 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For risk free interest, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for ESPP.

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Dividend yield	None	None	None	None
Volatility rate	83%	83%	83%	83%
Weighted average risk free interest:
Options	4.46%	2.91%	4.08%	2.87%
ESPP	N/A	N/A	2.35%	1.22%
Assumed forfeiture rate	5%	5%	5%	5%
Expected life:
Options	6 years	6 years	6 years	6 years
ESPP	.5 years	.5 years	.5 years	.5 years

The following table compares net income (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123, (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Net income (loss), as reported	$6,855	$(8,519)	$17,493	$(17,074)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(10,385)	(2,293)	(26,449)	(8,291)

Pro forma net loss	$(3,530)	$(10,812)	$(8,956)	$(25,365)

Earnings (loss) per share:
Basic – as reported	$0.20	$(0.24)	$0.53	$(0.49)
Basic – pro forma	$(0.10)	$(0.31)	$(0.27)	$(0.73)

Diluted – as reported	$0.20	$(0.24)	$0.51	$(0.49)
Diluted – pro forma	$(0.10)	$(0.31)	$(0.27)	$(0.73)

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended September 30, 2002 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Weighted average common shares outstanding - basic	33,983	35,302	33,047	34,733

Effect of dilutive securities:
Warrants	—	—	29	—
Options	606	—	1,482	—

Weighted average common shares outstanding - diluted	34,589	35,302	34,558	34,733

For the three months ended September 30, 2002 and 2003, weighted average options and warrants to purchase 4,401,000 and 2,858,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended September 30, 2002 and 2003, weighted average common shares attributable to convertible subordinated notes of 5,000,000 were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

For the nine months ended September 30, 2002 and 2003, weighted average options and warrants to purchase 2,375,000 and 4,311,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the nine months ended September 30, 2002 and 2003, weighted average common shares attributable to convertible subordinated notes of 5,103,000 and 5,000,000, respectively, were not included in the calculation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consist of the following as of December 31, 2002 and September 30, 2003 (in thousands):

	December 31, 2002	September 30, 2003
INVENTORIES:
Raw materials	$44,252	$38,682
Work-in-progress	32,718	25,114
Finished goods	37,849	39,940
Allowance for excess and obsolete inventory	(14,700)	(14,826)
Total	$100,119	$88,910

5.              REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2003 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2002	Balance	$(5,272)	$2,342	$(499)	$(3,429)
	Period net change	977	(456)	(1,633)	(1,112)
September 30, 2003	Balance	$(4,295)	$1,886	$(2,132)	$(4,541)

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

As of December 31, 2002 and September 30, 2003, the components of intangible assets acquired in prior purchase business combinations were as follows (in thousands):

	December 31, 2002		September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Existing technology - ACX acquisition	$640	$300	$640	$420

Unamortized intangible assets:
Goodwill	$13,713	$3,116	$13,713	$3,116

The above table only includes intangible assets associated with prior purchase business combinations.  Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001.  In May 2001, Cymer acquired certain patents for a total consideration of $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at 4.3 million. The warrants were valued on the date of issuance using the Black-Scholes pricing model using the following assumptions: 87% volatility, 5.0% risk-free interest rate and 4.6 years expected life.  The total value of these patents are being amortized over eight years which represents the shortest remaining life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations. As of December 31, 2002 and September 30, 2003, the net carrying amount of these patents was $8.2 million and $7.3 million, respectively.

Aggregate amortization expense was $120,000 for each of the nine months ended September 30, 2002 and 2003.  As of September 30, 2003, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Three months ended December 31, 2003	$40
Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods.  On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is determined by using a financial model, which takes into consideration actual historical expenses, and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle. The warranty provision for consumables and spares is determined by using actual historical data.  For both light source systems and consumables, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the nine months ended September 30, 2003 (in thousands):

Balance, January 1, 2003	$29,600
Liabilities accrued for warranties issued during the period, net of adjustments and expirations	9,607	(1)
Warranty expenditures incurred during the period	(13,382)
Balance, September 30, 2003	$25,825

(1)  Included in this amount are adjustments to existing warranty reserves as a result of normal recurring updates made to the risk factors used in the warranty model during the first quarter of 2003.

Intellectual Property Indemnifications – Cymer includes intellectual property indemnification clauses within its general terms and conditions with its customers and the general purchase agreements with its three major customers, ASM Lithography, Canon, and Nikon.  In general, these indemnification provisions provide that Cymer will defend its customers against any infringement claims that arise related to Cymer’s products.  Under the indemnification clauses, Cymer will pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the customer follows specific procedures for notifying Cymer of such claims and allows Cymer to manage the settlement proceedings. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual customer agreements.

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

Guarantees on Subsidiary Debt – During the first quarter of 2003 and part of the second quarter of 2003, Cymer was party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee was between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guaranteed payment of any obligations under the revolving loan agreement in the event that Cymer Japan could not make such payments due or defaults on the loan.  Cymer Japan made all payments per the terms of the Loan Agreement and thus, Cymer did not incur any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly-owned subsidiary of Cymer and Cymer Japan records the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability was included in the consolidated balance sheets.  The Loan Agreement expired on June 16, 2003 and was paid in full by Cymer Japan. The Loan Agreement was not renewed on this expiration date.

8.     ACQUISITION OF ACTIVE CONTROL EXPERTS, INC.

On February 13, 2001, Cymer acquired the Cambridge, Massachusetts based company, Active Control Experts, Inc. (“ACX”) in an all-stock transaction including 689,000 shares of Cymer stock and 336,000 stock options. ACX was a leading developer, manufacturer and marketer of hardware, software and firmware solutions for vibrations and nano-motion.  The ACX technology can be physically embedded, creating adaptive “smart structures” to intrinsically improve the stability and precision of nano-motion control in next-generation semiconductor capital equipment. The acquisition was accounted for using the purchase method of accounting, and the results of operations of ACX are included in Cymer’s consolidated financial statements from the acquisition date. The total consideration for the purchase was approximately $24.8 million which included common stock of $15.0 million, $3.0 million liabilities assumed, $5.9 million employee stock options assumed, and $0.9 million capitalized transaction costs. Cymer valued the 689,000 shares of common stock issued to acquire ACX at $21.75 per share, which was the average closing price for Cymer’s common stock for the period of ten trading days commencing five trading days immediately preceding the announcement of the transaction on November 20, 2000.  A total of $12.3 million was recorded as goodwill based on the total consideration of $24.8 million less $1.5 million of acquired tangible assets, $1.4 million of acquired identifiable intangible assets, a $5.1 million in process research and development charge, and $4.5 million of unearned compensation recorded related to the assumed stock options.

The purchased in-process research and development (“IPR&D”) totaling $5.1 million, which related to one vibration control development project, was expensed upon acquisition because the application of ACX’s technology to semiconductor manufacturing required further research and development before reaching technological feasibility and commercial viability.  In valuing the ACX IPR&D, consideration was given to key characteristics of the product under development, as well as the technology’s life cycle, and the project's stage of development.  A discounted cash flow model was used to value the ACX IPR&D which included key assumptions related to ACX’s revenue growth, cost of goods levels, selling, general, and administrative expenses, research and development expenses, and income tax rates, all over a four year projection period from 2001 through 2004.  The estimated cash flows attributable to the technology were converted to present value equivalents using a 20% discount rate.  The value of the ACX IPR&D was then calculated by summing the net present value amounts over the four year projection period, adding the tax amortization benefit, and applying a 70% percentage of completion factor for the project.

Cymer continued to conduct research and development on the vibration control project that related to this IPR&D charge following the acquisition in February 2001.  The core technology was pursued as both a stand-alone product and one that could be embedded into Cymer’s future light source system products.  Development of this technology as a stand-alone product was conducted through the end of the third quarter 2001.  At that time, Cymer and a potential customer for the stand-alone product decided not to pursue this product further.  During the same period, Cymer further developed this same core technology so that it could be embedded in certain core modules of its light source system products.  This ACX technology was successfully embedded in the Nanolith 7000 light source system, which was introduced in the third quarter of 2001.  The project completion date was consistent with the Company’s original estimate at the time of the acquisition.  This technology is also embedded in several of the core modules of Cymer’s newest light source system products, the ELS-7000 and the XLA 100 light sources, which were released in early 2002 and 2003, respectively.   During the period that the core technology was being completed as an application in the semiconductor industry, Cymer incurred and expensed additional costs of approximately $2.5 million, which were consistent with the costs originally anticipated to complete the project.  The technology as embedded in the Cymer’s existing light systems projects has been consistent with the sales projections used in determining the value of the IPR&D.  As with Cymer’s other core technologies, Cymer intends to continue to develop ACX vibration control technology so that it can expand the technology’s application further within Cymer’s existing light source system products and include it in newly developed products.

Given the successful completion of the above research program and performance of the associated product, Cymer believes the assumptions used to determine the IPR&D charge are reasonable.

9.     CONTINGENCIES AND COMMITMENTS

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

In July 2002, Cymer entered into an agreement with a contractor for the construction of a 265,000 square foot building adjacent to its corporate headquarters located in San Diego, California. The construction of the manufacturing and office facility will be completed in multiple phases, the majority of which was completed by the end of the third quarter of 2003.  Cymer has financed the cost of the construction project, which is estimated to be approximately $60 million, using existing capital resources.  Total capital expenditures for this construction project to date are approximately $54.8 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements.  These statements include, but are not limited to, references to manufacturing activities; expected product sales and development; service and support; research and development expenditures; expected product development; expected international product sales, development and revenue; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and continuing relationships with third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning.  These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties.  The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in this Item 2 and under the caption  “Risks and Uncertainties That May Affect Results”  and  elsewhere in this quarterly report on Form 10-Q.

The following discussion of the financial condition and results of operations of Cymer should be read in conjunction with Cymer’s consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and its consolidated financial statements and notes thereto included in Cymer’s annual report on Form 10-K for the year ended December 31, 2002.

Overview

Cymer is the world’s leading supplier of excimer light sources, the essential light source for deep ultraviolet, (“DUV”), photolithography systems. DUV photolithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today’s most advanced semiconductor chips. Cymer’s light sources are incorporated into step-and-repeat (“steppers”) and step-and-scan (“scanners”) photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns.  One micron equals one millionth of a meter.  Cymer’s excimer light sources constitute a substantial majority of all excimer light sources incorporated in DUV photolithography tools. Cymer’s products consist of photolithography light sources, replacement parts and service. Cymer maintains a worldwide service organization that supports its installed base of  light sources.  Cymer’s customers include all three manufacturers of DUV photolithography systems:  ASM Lithography, Canon and Nikon.

Products and Services

Cymer’s products primarily consist of photolithography light sources, replacement parts and service.

Photolithography Light Sources

Cymer’s photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in nanometers (“nm”). One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248 nm light, Argon Fluoride (“ArF”) gases 193 nm light, and Fluorine (“F2”) gas 157 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  Cymer has designed its light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.  Cymer’s light sources are used to pattern the integrated circuits, or “chips”, that power many of today’s advanced consumer and business electronics.

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

Critical Accounting Policies and Estimates

Cymer’s discussion and analysis of its financial condition and results of operations are based upon Cymer’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Cymer to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  As a part of its ongoing internal processes, Cymer evaluates its estimates, including those related to inventory allowances, warranty provisions, revenue recognition, allowances for bad debts, long-lived assets valuation, intangible assets valuation, income taxes, and contingencies and litigation.  Cymer bases these estimates upon both historical information and other assumptions that it believes to be valid and reasonable under the circumstances.  These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources.  Actual results could vary from those estimates under different assumptions and conditions.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Revenues:
Product sales	99.6%	99.1%	99.3%	99.5%
Other	.4	.9	.7	.5
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	56.1	74.5	53.5	73.5
Research and development	24.4	18.7	24.3	23.6
Sales and marketing	5.3	6.0	5.6	6.4
General and administrative	6.4	32.0	6.1	16.9
Amortization of goodwill and intangible assets	—	.1	.1	.1
Loss on debt extinguishment	—	—	.1	—
Total costs and expenses	92.2	131.3	89.7	120.5

Operating income (loss)	7.8	(31.3)	10.3	(20.5)
Other income (expense) – net	(0.5)	.1	(.7)	(.2)

Income (loss) before income tax provision (benefit) and minority interest	7.3	(31.2)	9.6	(20.7)

Income tax provision (benefit)	(0.8)	(18.7)	1.6	(12.4)
Minority interest	—	(0.7)	(.1)	(.5)

Net income (loss)	8.1%	(13.2)%	7.9%	(8.8)%
Gross margin on product sales	43.7%	24.8%	46.2%	26.1%

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

Revenues.  Cymer’s revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training.  Cymer’s revenues also consist of other revenues which include revenue from funded development activities performed for customers and government contracts and license agreements.  Cymer does not recognize any revenue for light source systems prior to shipment.  The systems are tested by Cymer in environments similar to those used by the customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Cymer’s installation obligations are perfunctory within the framework of Staff Accounting Bulletin 101.  One of Cymer’s customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer.  Cymer does not recognize revenue on systems shipped to that customer until Cymer receives the acceptance certificate.  There are no customer retentions.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from the Cymer facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  Revenues generated from funded development contracts are derived from cost sharing contracts between Cymer and certain customers.  The costs associated with these contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.

Product sales decreased 24% from $84.2  million for the three months ended September 30, 2002 to $63.9 million for the three months ended September 30, 2003, primarily due to a 36%, or $21.7 million decrease in light source system revenue offset by a 6%, or $1.4 million increase in non-system product revenue (consisting of consumable and spare parts, service revenue and other non-system product revenue) from period to period.  The decrease in light source system revenue was primarily due to a 60% decrease in the number of light source system units sold offset by an increase in the average selling price for light source systems sold.   A total of 86 light source systems were sold in the three months ended September 30, 2002 at an average selling price of $708,000, compared to 34 systems sold in the three months ended September 30, 2003 at an average selling price of $1.2 million.  On a foreign currency adjusted basis, the average selling price for the three months ended September 30, 2002 was $679,000 as compared to $1.1 million for the three months ended September 30, 2003.  This increase in average selling prices from period to period primarily reflects the shift in the product mix in 2003 to Cymer’s most advanced, higher priced XLA 100 light source system, the dual-discharge chamber Master Oscillator Power Amplifier (“MOPA”) design product.  The XLA 100 accounted for 71% of light source systems units sold in the three months ended September 30, 2003.  The total non-system product revenue was $23.3 million or 28% of revenue for the three months ended September 30, 2002 as compared to $24.7 million or 38% of revenue for the three months ended September 30, 2003.  The increase in non-system product revenue from period to period was due to increased utilization of Cymer’s DUV light sources by chipmakers and an increased installed base in the three months ended September 30, 2003.  Revenues from funded development projects were $314,000 and $564,000 for the three months ended September 30, 2002 and 2003, respectively.

Cymer’s backlog at September 30, 2002 was $83.6 million compared to $109.5 million at September 30, 2003.  Bookings for the three months ended September 30, 2002 and September 30, 2003 were $55.2 million and $67.5 million, respectively.  The book-to-bill ratio for the three months ended September 30, 2002 was .69 compared to 1.15 for the three months ended September 30, 2003.  This increase in bookings and book-to-bill ratio was primarily due to increased orders of light source systems and spare parts in the third quarter of 2003 compared to the third quarter of 2002.

Cymer installed 61 light sources at chipmakers and other end-users during the third quarter of 2002 as compared to 48 light sources installed during the third quarter of 2003.

Cymer’s sales are generated primarily by shipments to customers in Japan, the Netherlands, and the United States.  Approximately 92% and 90% of Cymer’s sales for the three months ended September 30, 2002 and 2003, respectively, were derived from customers outside the United States.  Cymer maintains a wholly-owned Japanese subsidiary, which sells to Cymer’s Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 39% and 48% of revenues for the three months ended September 30, 2002 and 2003, respectively.  The activities of Cymer’s Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation. Cymer anticipates that international sales will continue to account for a significant portion of its net sales.

In April 2003, Cymer implemented cost reduction efforts in response to the continued downturn in the semiconductor industry.  These cost reduction activities included a reduction in work force and the write down of certain corporate assets.  The asset write downs totaled approximately $1.8 million. The cost reduction activities impacted all areas of

Cymer, and resulted in additional expenses being recorded during the second quarter of 2003.  Cymer realized the benefit from these cost reduction efforts starting in the third quarter of 2003.  As of September 30, 2003, there were $206,000 in outstanding liabilities remaining from the second quarter 2003 reduction in force.  This amount is included in accrued payroll and benefits on the accompanying balance sheets.

                In the third quarter of 2003, Cymer transferred all manufacturing activities and corporate services from two of its leased facilities to the new Cymer-owned manufacturing and office facility located in San Diego, California.  As a result of this transfer, Cymer completed the closure of these two leased facilities and recorded a $15.6 million tenant improvement write-off associated with these facilities. This tenant improvement write-off was recorded as a general and administrative expense in the statements of operations.

Cost of Product Sales.  Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of Cymer’s products by its Japanese subsidiary for resale under firm third-party sales commitments.  Shipping costs associated with Cymer’s product sales are also included in cost of product sales.  Cymer does not charge its customers for shipping fees and such costs are not significant.  In absolute dollars, the cost of product sales remained relatively flat from period to period increasing only 1% from $47.4 million for the three months ended September 30, 2002 to $48.0 million for the three months ended September 30, 2003.  However, the number of light source systems recorded as revenue was significantly lower in the third quarter of 2003 compared to the third quarter of 2002.  These flat costs on lower revenues from period to period, resulted in a gross margin on product sales of 43.7% for the three months ended September 30, 2002 as compared to 24.8% for the same three-month period in 2003.  This lower gross margin in the third quarter of 2003 reflects the higher overall costs associated with the introduction of Cymer’s new XL series light source system and its initial transition to manufacturing in 2003 as well as lower than forecasted inventory balances tied to the timing of raw material receipts and the associated reduced manufacturing overhead absorption. In addition, Cymer incurred additional Korean customs expenses associated with its Korean operations during the third quarter of 2003 which negatively impacted its gross margin for the period.  Cymer anticipates that the gross margins will moderately increase in the next couple of quarters as a result of improved efficiencies associated with the production of the XL series light source and the continued benefits resulting from the cost savings measures taken in the second quarter of 2003.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses, which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 42% from $20.6 million for the three months ended September 30, 2002 to $12.0 million for the three months ended September 30, 2003, due primarily to Cymer’s product development efforts associated with the MOPA technology which uses the XL platform. Cymer’s investment in this product was high in 2002 due to its initial development. This investment has decreased in 2003 as the XL series light source transitioned to manufacturing.  Cymer shipped the first light source system that utilizes the MOPA technology, the XLA 100, in February 2003.  Cymer also continues to invest in extreme ultra violet (“EUV”), F2 and Beam Delivery Unit (“BDU”) technology and to focus on next generation KrF and ArF products.  As a percentage of total revenues, such research and development expenses decreased from 24.4% to 18.7% for the three months ended September 30, 2002 compared to the same three-month period in 2003.  We anticipate R&D spending in absolute dollars and as a percentage of total revenues, will decrease as the XLA 100 completes the final phase of transition to manufacturing.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses decreased 13% from $4.5 million for the three months ended September 30, 2002 to $3.9 million for the three months ended September 30, 2003, due to cost savings realized from the second quarter 2003 cost reduction efforts and lower expenses resulting from the movement of various senior members of sales and marketing to general and administrative functions as part of an organizational structure change made in the last quarter of 2002.  As a percentage of total revenues, such sales and marketing expenses increased from 5.3% to 6.1% primarily due to the lower revenue levels in 2003 compared to 2002.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses increased 280% from $5.4 million for the three months ended September 30, 2002 to $20.6 million for the three months ended September 30, 2003 due primarily to a $15.6 million tenant improvement write-off associated with the facilities  vacated during the third quarter of 2003.  This write-off was partially offset by the cost savings realized in the third quarter of 2003 as a result of the cost reduction efforts implemented in the second quarter of 2003.  In addition, general and administrative expenses in 2003 were increased from the 2002 levels due to the movement of various senior personnel from sales and marketing to general and administrative functions in the last quarter of 2002.  As a percentage of total revenues, such expenses increased from 6.4% to 32% primarily due to the tenant improvement write-off and lower revenue levels in 2003 compared to 2002.

Amortization of intangible assets.  Amortization of intangible assets totaled $40,000 for each of the three months ended September 30, 2002 and 2003.  This amortization of intangible assets expense is consistent from period to period and relates to the existing technology associated with the ACX acquisition, which was completed in early 2001.  With the adoption of SFAS 142 on January 1, 2002, Cymer discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Income (Expense) – Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of Cymer’s foreign subsidiary offices against the United States dollar.  Net other expense totaled $444,000 for the three months ended September 30, 2002 as compared to a net other income of $30,000 for the three months ended September 30, 2003.  The change from net other expense to net other income was primarily due to foreign currency exchange gains recorded in the third quarter of 2003 compared to foreign currency exchange losses recorded in the third quarter of 2002 which were offset by a  decrease in interest income from period to period.  The decreased interest income in the third quarter of 2003 was primarily due to lower average cash and investment balances in the third quarter of 2003 as compared to 2002 as a result of cash used during 2003 for the continued construction of Cymer’s new manufacturing and office facility in San Diego and cash used in operating activities.  Foreign currency exchange losses totaled $542,000, interest income totaled $2.8 million and interest expense totaled $2.7 million for the three months ended September 30, 2002, compared to a foreign currency exchange gain of $482,000, interest income of $2.1 million and interest expense of $2.5 million for the three months ended September 30, 2003.

Income Tax Benefit.  The tax benefit of $687,000 and $12.1 million for the three months ended September 30, 2002 and 2003, respectively, reflect an annual effective rate of 16% and 60%, respectively. Due to the pre-tax loss recorded in the first nine months of 2003, and the expectation that there will be no significant industry recovery during the remainder of 2003, Cymer currently estimates the 2003 annual effective tax benefit rate to be approximately 60 percent.  The annual effective tax rates for both periods differ from the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The tax benefit rate for 2003 reflects the increased impact of Cymer’s tax credits and foreign sales incentives in a low income or loss environment.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

Revenues. Product sales decreased 12% from $218.7 million for the nine months ended September 30, 2002 to $193.4 million for the nine months ended September 30, 2003, primarily due to a 24%, or $37.7 million decrease in light source system revenue offset by a 20%, or $12.4 million increase in non-system product revenue (consisting of sales of consumable and spare parts, service revenue and other non-system product revenue).  The decrease in light source system revenue resulted from a 44% decrease in the number of light source system units sold offset by an increase in the average selling price for light source systems sold from period to period. A total of 218 light source systems were sold in the nine months ended September 30, 2002 at an average selling price of $717,000, compared to 121 systems sold in the nine months ended September 30, 2003 at an average selling price of $980,000.  On a foreign currency adjusted basis, the average selling price for the nine months ended September 30, 2002 was $714,000 compared to $966,000 for the nine months ended September 30, 2003.  This increase in average selling prices from period to period primarily reflects the increased participation in the product mix of the higher priced XLA 100 light source system in the first nine months of 2003.  Sales of the XLA 100 light source system accounted for 42% of light source systems sold in the nine months ended September 30, 2003.  Total non-system product revenue totaled $62.4 million or 28% of revenue and $74.8 million or 38% of revenue for the nine months ended September 30, 2002 and 2003, respectively.  The increase in non-system product revenue was due to increased utilization of Cymer’s DUV light sources by chipmakers and an increased installed base in the nine months ended September 30, 2003, which both resulted in increased demand for consumables and spare parts.    Revenues from funded development projects were $1.5 million and $1.1 million for the nine months ended September 30, 2002 and 2003, respectively.

Approximately 90% of Cymer’s sales for each of the nine months ended September 30, 2002 and 2003 were derived from customers outside the United States.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 41% and 46% of revenues for the nine months ended September 30, 2002 and 2003, respectively.

Sales to Cymer’s three largest customers, ASM Lithography, Canon, and Nikon, amounted to 34%, 19% and 24%, respectively, of total revenue for nine months ended September 30, 2002, and 22%, 26% and 22%, respectively, of total revenue for the nine months ended September 30, 2003.

Cost of Product Sales.  Although the number of light source systems recorded as revenue was significantly lower in the first nine months of 2003 as compared to the first nine months of 2002, the cost of product sales increased 21% from $117.7 million for the nine months ended September 30, 2002 to $142.9 million for the nine months ended September 30, 2003.  This increase from period to period is primarily due to the higher overall costs associated with the introduction of Cymer’s new XL series light source system and its initial transition to manufacturing during the first quarter of 2003.  These cost of product sales were partially offset by a decrease in warranty expenses on more mature product models during 2003.  As a result of the higher XL series product costs, the gross margin on product sales was 26.1% for the nine months ended September 30, 2003 as compared to 46.2% for the same nine-month period in 2002. Gross margins were also negatively impacted by additional expenses recorded in the second quarter of 2003 associated with the cost reduction efforts, which totaled approximately $4.2 million in the manufacturing areas, and included costs associated with the reduction in work force and the write down of certain manufacturing assets.  Gross margins were further reduced in the first nine months of 2003 as a result of Korean customs expenses incurred in the third quarter of 2003 associated with Cymer’s Korean operations.  Cymer anticipates that the gross margins will increase in the next couple of quarters as a result of improved efficiencies associated with the production of the XL series light source and the continued benefit of cost savings measures taken in the second quarter of 2003.

Research and Development.  Research and development expenses decreased 14% from $53.6 million for the nine months ended September 30, 2002 to $46.0 million for the nine months ended September 30, 2003, due primarily to the first quarter 2003 introduction of Cymer’s most recent product development effort, the XL series which uses the MOPA technology.  Cymer shipped the first light source system that utilizes the MOPA technology, the XLA 100, in February

2003.  Cymer also continued to invest in EUV, F2 and BDU technology and a focus on next generation KrF and ArF products.  As a percentage of total revenues, research and development expenses decreased slightly from 24.3% to 23.6%, primarily due to the lower revenue levels in 2003 as compared to 2002.  Cymer anticipates R&D spending for DUV associated with the XL platform in absolute dollars and as a percentage of total revenues, will decrease as the XLA 100 productization and the transition to manufacturing is completed.

Sales and Marketing.  Sales and marketing expenses increased 1% from $12.3 million for the nine months ended September 30, 2002 to $12.4 million for the nine months ended September 30, 2003.  During the first nine months of 2003, sales and marketing expenses were slightly higher than the 2002 levels due to additional expenses associated with the reduction in work force and asset write offs which occurred during the second quarter of 2003.  These increased expenses in 2003 were offset by lower expenses resulting from the movement of various senior members of sales and marketing to general and administrative functions in the last quarter of 2002.   As a percentage of total revenues, sales and marketing expenses increased from 5.6% to 6.4%.

General and Administrative.  General and administrative expenses increased 145% from $13.5 million for the nine months ended September 30, 2002 to $32.9 million for the nine months ended September 30, 2003, due to a number of factors. During the first nine months of 2003, general and administrative expenses were significantly increased from the 2002 levels primarily due to the $15.6 million tenant improvement write-off associated with facilities vacated in the third quarter of 2003.  General and administrative expenses were also elevated in the first nine months of 2003 due to the movement of various senior personnel from sales and marketing to general and administrative functions as part of an organizational structure change in the last quarter of 2002 and increased costs associated with the reduction in work force conducted in the second quarter of 2003.  As a percentage of total revenues, general and administrative expenses increased from 6.1% to 16.9%.

Amortization of intangible assets.  Amortization of intangible assets totaled $120,000 for each of the nine month periods ended September 30, 2002 and 2003.  This amortization of intangible assets is consistent from period to period and relates to the existing technology associated with the ACX acquisition, which was completed in early 2001.  With the adoption of SFAS 142 on January 1, 2002 Cymer discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Income (Expense) – Net.  Net other expense totaled $1.7 million and $481,000 for the nine months ended September 30, 2002 and 2003, respectively.  The decrease in net other expense was primarily due to decreased interest expense and foreign currency exchange gains recorded in the first nine months of 2003 compared to foreign currency exchange losses recorded in the first nine months of 2002.  These were both offset by a decrease in interest income from period to period. The decreased interest expense from period to period was caused by the lower interest rate on the 2002 convertible notes issued by Cymer in 2002, which is reflected in the interest expense amounts for the first nine months of 2003 as compared to additional interest which was recorded in the first nine months of 2002 as the result of both Cymer’s old convertible notes issued in 1997 and the convertible notes issued in 2002 being outstanding during part of that nine month period. The decreased interest income in the first nine months of 2003 was primarily due to lower average cash and investment balances during 2003 compared to 2002 as a result of cash used during 2003 for the continued construction of Cymer’s new manufacturing and office facility in San Diego, California.  Foreign currency exchange losses totaled $422,000, interest income totaled $7.4 million and interest expense totaled $8.6 million for the nine months ended September 30, 2002, compared to a foreign currency exchange gain of $65,000, interest income of $7.0 million and interest expense of $7.5 million for the nine months ended September 30, 2003.

Income Tax Provision (Benefit).  The tax provision of $3.4 million and the tax benefit of $24.2 million for the nine months ended September 30, 2002 and 2003, respectively, reflect an annual effective rate of 16% and 60%, respectively.  The annual effective tax rates for both periods differ from the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The tax benefit rate for 2003 reflects the increased impact of Cymer’s tax credits and foreign sales incentives in a low income or loss environment.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, Cymer had approximately $187.5 million in cash and cash equivalents, $100.2 million in short-term investments, $91.9 million in long-term investments, and  $419.3 million in working capital.

In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. These 3½% / 7¼% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the 1997 Notes was 21.2766 shares per $1,000 principal amount or an effective conversion price of $47.00 per share.  In 2001, Cymer repurchased a total of $24.9 million of the 1997 notes then outstanding.  The 1997 Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $113.0 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer’s common stock.  As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.

In February 2002, Cymer issued $250.0 million in aggregate principal amount in a private placement of notes.  The 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3½% per annum.  These 2002 Notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  Cymer used a portion of the net proceeds from this private placement to redeem the 1997 Notes. The remaining proceeds will be used for Cymer’s future operating, investing and financing activities.

Net cash provided by operating activities was approximately $1.8 million for the nine months ended September 30, 2002 compared to $17.1 million net cash used in operating activities for the nine months ended September 30, 2003.  The net cash provided by operating activities for the nine months ended September 30, 2002 was primarily attributable to net income and increases in accounts payable and accrued and other liabilities offset by increases in accounts receivable and inventories.  Due to the continued downturn in the semiconductor industry and the resulting net loss for the period, net cash was used in operating activities during the nine months ended September 30, 2003. This use of cash in the first nine months of 2003 was also caused by increases in accounts receivable and decreases in accounts payable, accrued liabilities and income taxes payable for the period. This use of cash in the first nine months of 2003 was partially offset by a decrease in inventories from period to period.

Net cash used in investing activities was approximately $166.0 million and $18.2 million for the nine months ended September 30, 2002 and 2003, respectively.  The decrease in cash used in investing activities from period to period was primarily attributable to the timing of short-term and long-term investments maturing and being invested due in part to the private placement offering offset by increases in cash used for capital expenditures in the first nine months of 2003. During the first nine months of 2002, capital expenditures totaled $24.5 million as compared to capital expenditures of $55.5 million for the first nine months of 2003.  This increased level of capital expenditures was primarily due to the continued construction of the new manufacturing and office facility located in San Diego, California and purchases of required manufacturing equipment for this new facility.

Net cash provided by financing activities was approximately $221.0 million and $24.6 million for the nine months ended September 30, 2002 and 2003, respectively.  The decrease in cash provided by financing activities was primarily attributable to the activity on Cymer’s convertible subordinated notes during the first nine months of 2002. The private placement of the 2002 Notes resulted in net proceeds of approximately $242.2 million, offset by a use of $39.6 million to redeem a portion of Cymer’s 1997 Notes.  Cash provided by employee stock option exercises was higher in the first nine months of 2003 as compared to the first nine months of 2002 due to increased option exercise activity during the third quarter of 2003.  Proceeds from the exercise of employee stock options were $18.3 million and $31.3 million for the nine months ended September 30, 2002 and 2003, respectively.  In the nine months ended September 30, 2003, cash provided by financing activities was offset by a $6.7 million payoff of Cymer’s Japanese revolving loan.

Cymer had certain loan agreements with a commercial bank which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, Cymer was able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and were not renewed.

Since its initial public offering and a secondary public offering, both in 1996, Cymer has funded its operations primarily from cash generated from operations, the proceeds of convertible subordinated note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

Cymer requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. Cymer’s future capital requirements depend on many factors, including Cymer’s manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of Cymer’s products. Cymer believes that it has sufficient working capital to sustain operations and provide for the future expansion of its business for at least the next 12 months.

At September 30, 2002 and 2003, Cymer did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, Cymer did not engage in trading activities involving non-exchange traded contracts.  As a result, Cymer is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.  Cymer does not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with Cymer or its related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determines when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE.  The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after December 15, 2003.  Cymer does not believe that it will be subject to the consolidation or disclosure requirements of FIN 46.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q for the period ended September 30, 2003. These factors include:

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

•                  changes in market penetration by our competitors;

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended September 30,
	2002	2003
ASM Lithography	34%	22%
Canon	19%	26%
Nikon	24%	22%

Total	77%	70%

Collectively, these three companies account for the following percentage of our total accounts receivable for the periods indicated:

	December 31, 2002	September 30, 2003
ASM Lithography	43%	21%
Canon	13%	17%
Nikon	19%	33%

Total	75%	71%

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

Our only product line is excimer light source systems, which include KrF, ArF and F2, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer light sources as the chosen light source for their photolithography tools. The rate with which semiconductor manufacturers adopt excimer light sources may vary for a variety of reasons, including:

•                  inadequate performance of photoresists used in advanced DUV photolithography;

•      potential shortages of specialized materials used in DUV optics;

•      productivity of 300mm lithography relative to 200mm tools; and

•      consolidation of chipmakers.

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

We are currently aware of two significant competitors that sell light sources for DUV photolithography applications. These competitors are:

•                  Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan; and

•                  Lambda-Physik, a company headquartered in Germany, owned by Coherent, Inc., a U.S. company.

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

As of September 30, 2003, we owned 192 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to November 2021.  As of September 30, 2003, we also had applied for 75 additional patents in the United States.  As of September 30, 2003, we owned 234 foreign patents and had filed 325 patent applications pending in various foreign countries.

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

We have notified our competitors and others of our United States patent portfolio. Specifically, we have notified Komatsu that they may be infringing on some of our U.S. patents. We have discussed with Komatsu our claims against each other.  Komatsu challenged one of our U.S. patents in the USPTO but it was subsequently re-issued by the USPTO.  Also, Komatsu transferred its lithography light source business to one of our competitors, Gigaphoton.  We also have had discussions with Lambda-Physik (a subsidiary of Coherent, Inc.), another competitor, regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitors may not be successful and litigation could result.

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

Recently, the FASB announced plans to require all companies to expense the value of employee stock options measured according to the fair value of the options.  Such a change in accounting rules may adversely impact our future financial condition and operating results.

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

As of September 30, 2003, Cymer had outstanding foreign currency forward exchange contracts to buy US $85.7 million for 10.1 billion yen under foreign currency exchange facilities with contract rates ranging from 115.36 yen to 120.60 yen per U.S. dollar.  These contracts expire on various dates through December 2004.

Cymer’s foreign currency forward exchange contracts qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, Cymer defers changes in the fair value of these contracts and records the amount in other comprehensive income (loss) and subsequently reclassifies the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The unrealized loss or fair value of these contracts and the deferred loss totaled $5.6 million and $2.1 million, respectively, as of September 30, 2003.  The fair value of these foreign currency forward exchange contracts as of September 30, 2003 would have changed by $8.9 million if the foreign currency exchange rate for the Japanese Yen to the US dollar on these forward contracts had changed by 10%.

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

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense.  These Notes are recorded at face value on the consolidated balance sheets.  The fair value of such debt based on quoted market prices on September 30, 2003 was $271.4 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2003, have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.

Changes in Securities and Use of Proceeds

None.

ITEM 3.

Defaults upon Senior Securities

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

None.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits and Reports on Form 8-K

	(a)	10.1	Employment Agreement, effective as of October 1, 2003, by and between James M. Caltrider and Cymer.

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

		32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

		32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

On July 22, 2003, Cymer filed a Form 8-K announcing its second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.
(Registrant)

Date: November 7, 2003	By:	/s/ NANCY J. BAKER

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)