Form 10-K
period 2003-12-31
CYMER INC
filed 2004-03-11
CIK 897067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $.001 par value Preferred Share Purchase Rights (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes  ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $32.07 for shares of the registrant’s Common Stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $1,106,405,764.  In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates.  The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 3, 2004:  36,655,892.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: portions of registrant’s proxy statement for its annual meeting of stockholders to be held on May 20, 2004.

CYMER, INC.

2003 Annual Report on Form 10-K

Forward-Looking Statements

Statements in this annual report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected domestic and international product sales and development; service and support; research and development activities and expenditures; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and relationships with third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results”  and elsewhere in this annual report on Form 10-K.

PART I

Item 1.  Business

Overview

Cymer is the world’s leading supplier of excimer light sources, the essential light source for deep ultraviolet, (“DUV”), photolithography systems. DUV photolithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today’s most advanced semiconductor chips. Cymer’s light source systems are incorporated into step-and-repeat (“steppers”) and step-and-scan (“scanners”) photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns.  One micron equals one millionth of a meter.  Cymer’s excimer light source systems constitute a substantial majority of all excimer light sources incorporated in DUV photolithography tools. Cymer’s products consist of photolithography light source systems, replacement parts and service.  Cymer maintains a worldwide service organization that supports its installed base of light sources.  As of December 31, 2003, this installed base totaled 2,217 light sources.  Cymer’s customers include all three manufacturers of DUV photolithography systems:  ASM Lithography, Canon and Nikon.  Photolithography systems incorporating Cymer’s excimer light sources have been purchased by each of the world’s 20 largest semiconductor manufacturers: Fujitsu, Hynix, IBM, Infineon, Intel, Matsushita, Micron, Motorola, NEC, Qualcomm, Renesas Technology, Rohm, Philips, Samsung, Sanyo, Sharp, Sony, ST Microelectronics, Texas Instruments, and Toshiba.

Other Information

Cymer is a Nevada corporation, incorporated on July 12, 1996. Cymer was originally incorporated in California in 1986 and reincorporated in Nevada in 1996.

Cymer’s website address is http://www.cymer.com.  Cymer’s filings with the Securities and Exchange Commission (“SEC”) including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through Cymer’s website as soon as reasonably practicable after being filed with or furnished to the SEC.

Products and Services

Cymer’s products primarily consist of photolithography light source systems, replacement parts and service.

Photolithography Light Sources

Cymer’s photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in nanometers (“nm”).  One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248nm light, Argon Fluoride (“ArF”) gases 193nm light, and Fluorine (“F2”) gas 157nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  Cymer has designed its light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.  Cymer’s light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips”, that power many of today’s advanced consumer and business electronics. In 2003, Cymer sold 163 light source systems at an average selling price of $983,000.

248nm KrF Light Sources

ELS-7010 – The ELS-7010, 4 kilohertz (“kHz”) KrF excimer light source will address the aggressive performance and cost requirements demanded by the semiconductor industry for the sub-100nm design nodes.  With the ELS-7010, Cymer will enhance its 7000 Series product family by increasing the power and bandwidth performance parameters of its previously delivered KrF light source, the ELS-7000, and decreasing the overall cost of consumables. Cymer engineered these performance and cost improvements to be upgradeable for its current installed base of ELS-7000 light sources.

ELS-7000™  – The technically-advanced ELS-7000 meets the requirements of high volume production of sub-0.13 micron devices on 248nm exposure tools. The ELS-7000 offers a 4 kHz, 30 watt (“W”) optical output, plus ultra-low bandwidth performance and high speed wavelength control. Advanced architecture and materials incorporated into the design of the ELS-7000 reduce laser consumables costs.

6000 Series–The 6000 Series consists of light source models that are within Cymer’s cutting-edge 248nm KrF portfolio and are designed for the production of semiconductor devices down to 130nm (0.13 micron) design rules:

•                  ELS-6010 – Cymer’s ELS-6010 enables semiconductor manufacturers to leverage their existing KrF experience during the transition to 130nm design rules. It provides a highly line-narrowed spectral bandwidth of < 0.5 picometer (“pm”) full width half maximum (“FWHM”) and < 1.4 pm 95 percent energy integral. The ELS-6010 enables full image performance from lithography steppers and scanners using lenses with numerical apertures (“NA”) > 0.75.

•                  ELS-6000™ – The ELS-6000 is a 2 kHz light source designed for advanced steppers and scanners for the production of devices with 180 nm and below geometries. The 20 W ELS-6000 is designed for the most advanced optical systems with up to 0.70 NA lens designs. Incorporating advances in the light source chamber, pulse power and optics modules, the ELS-6000 enables significant improvements in throughput rates and critical dimension (“CD”) control through its ±0.4% energy dose stability, 0.6 pm bandwidth FWHM, and 2.0 pm bandwidth at 95% energy integral.

5000 Series – With a repetition rate of 1 kHz, this solid-state pulse power light source series is engineered using modular construction. Enabling higher device yields by delivering improved energy stability, this series is designed specifically for use in the manufacture of semiconductors with 250nm and smaller design rules.  The 5000 series consists of the following models: ELS-5010, ELS-5005 upgrade, ELS-5000 and EX-5000.

193nm ArF Light Sources

XLA 105 – The XLA 105 is Cymer’s latest, ultra line-narrowed, high power 4kHz ArF production light source. This is the second generation lithography light source to feature a dual chamber Master Oscillator Power Amplifier (“MOPA”) design. The XLA 105 leverages the XLA 100 platform and optical architecture and provides improved optical performance. The XLA 105 delivers spectral bandwidth of less than 0.20pm FWHM, the tightest spectral bandwidth performance of any DUV production light source.  In addition, the XLA 105 adds a 4x pulse stretcher which increases the pulse duration with the benefit of extending scanner lens lifetimes.

The XLA 105 is targeted at enabling the process development for the next ArF technology node at 65nm that will utilize lithography tools with an NA greater than 0.9.

XLA 100 – The XLA 100 is Cymer’s first, ultra line-narrowed, high power 4 kHz ArF production light source featuring the dual chamber MOPA design. The XLA 100 provides outstanding optical and power performance.  MOPA enables the XLA 100 to produce 40 W of output power, which is twice the output power of Cymer’s earlier and most powerful, single chamber-based ArF models.

By utilizing the ArF (193nm) exposure wavelength, the XLA 100 enables chip design rules to shrink, which leads to faster processing speeds and boosts memory capacity per chip. With an ultra line-narrowed spectral bandwidth of 0.25pm FWHM, the tightest spectral bandwidth performance of any DUV production light source, the XLA 100 produces high contrast imaging for lithography tools with an NA up to 0.9.

NanoLith™ 7000 – A fourth-generation design, the NanoLithTM 7000 provides the required output power and stability while providing a highly line-narrowed bandwidth to meet the stringent requirements of high volume production today. The NanoLith 7000 offers a bandwidth of <= 0.5 pm FWHM and <= 1.3 pm 95 percent energy integral, which enables next-generation scanners with high Numerical Aperture lenses to produce the resolution for sub 100nm devices.

Today’s chipmakers seek light sources that make the critical transition in exposure wavelength from 248nm using KrF to 193nm using ArF while maintaining the performance and volume demands of mainstream manufacturing. The NanoLith 7000 was designed to meet these demands.

ELS-6010A – The ELS-6010A is a highly line-narrowed, high power 193nm light source designed to meet resolution, image contrast, and wafer throughput requirements in semiconductor chip production at the <130nm node.

The ELS-6010A, 2 kHz 10 W ArF production laser for 193nm step-and-scan tools provides dependable optical performance. With highly line-narrowed bandwidth, the ELS-6010A enables high contrast imaging from lithography scanners using high NA lenses.

Built-in laser metrology provides pulse-to-pulse data acquisition and feedback control to minimize transient wavelength instabilities, thereby enhancing exposure latitude and CD control. In life tests the ELS-6010A revealed a potential for 70% cost of consumables reduction compared to the ELX-5000A predecessor. The ELS-6010A is built on Cymer’s highly reliable ELS-6000® platform.

Revenues generated from sales of light sources were approximately $189.5 million, $203.1 million, and $160.3 million for 2001, 2002, and 2003, respectively.

Replacement Parts

Certain components and subassemblies included in Cymer’s light sources require replacement or refurbishment following extended operation.  For example, the discharge chamber of Cymer’s light sources has an expected life of approximately three to sixteen billion pulses, depending on the model.

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

Revenues generated from sales of replacement parts were approximately $62.5 million, $66.8 million, and $83.2 million for 2001, 2002, and 2003, respectively.  Revenues from replacement parts is dependent on both the utilization of Cymer’s light source systems and the size of the installed base of light sources.  The size of Cymer’s installed base increased from 1,986 light sources as of December 31, 2002 to 2,217 light sources as of December 31, 2003, and the utilization of Cymer’s light source systems at chipmakers grew significantly in 2003.  We believe that chipmakers are running photolithography tools at or near maximum utilization rates.

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

In addition to service contracts, Cymer provides an on-line diagnostic product, CymerOnLineTM. CymerOnLine is a diagnostic and performance software product which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables management.  CymerOnLine features a user-friendly browser-based interface features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, email, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

Revenues generated from service and service contracts were approximately $11.7 million, $15.8 million, and $21.3 million for 2001, 2002, and 2003, respectively.  We expect service and service contract revenues to continue this upward trend in the future as Cymer’s installed base grows and the warranty period of those light source systems expire.

Customers and End Users

Cymer sells its photolithography light source products to each of the three manufacturers of DUV photolithography tools:

ASM Lithography	Canon	Nikon

Cymer believes that maintaining and strengthening customer relationships will play an important role in maintaining its leading position in the photolithography market.  Cymer works closely with its customers to integrate Cymer’s products into their photolithography tools.  Sales to ASM Lithography,  Canon, and Nikon accounted for 24%,  24% and 21%, respectively, of total revenue in 2003.

Revenues generated from customers within the United States were $41.3 million, $29.1 million and $31.0 million for 2001, 2002 and 2003, respectively.  Revenues generated from customers outside of the United States were $228.1 million, $261.1 million and $236.5 million for 2001, 2002, and 2003, respectively.

Revenues generated from customers located in Japan were $111.6 million, $123.4 million and $116.5 million for 2001, 2002 and 2003, respectively.  Revenues generated from customers located in Europe were $91.7 million, $102.1 million and $74.6 million for 2001, 2002, and 2003, respectively.

End users of Cymer’s light sources include the world’s 20 largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating Cymer’s light sources:

United States	Japan	Singapore	Taiwan/China	Korea

Agere Systems	CASMAT	1st Silicon	ASMC	ANAM F1
Agilent Technologies	Denso	Chartered Silicon	ERSO	Dongbu
AMD	Elpida Memory Inc.	Partners	GSMC	Hynix Semiconductor
Applied Materials	Fuji Film	Peregrine	Hejian	Inc
Atmel	Fujitsu	Semiconductor	Inotera	Samsung
Clariant Corp.	Gifu Sanyo Electronics	Silterra	Mosel
Cypress	Hitachi	SSMC	MXIC	Europe
Headway Technologies	JSR	TECH	Nan-ya	Altis Semiconductor
Honeywell	Kawasaki Seitetsu	UMCI Pte Ltd.	Promos	C-NET
HP	Matsushita		PSC	Communicant
IBM	NEC		SIS	Semiconductor
Integrated Device	OKI		SMIC	Technologies
Technology	Rohm		TSMC	Ericsson
Intel	Sanyo		UMC Group	Microelectronics AB
Jazz Semiconductor	Seiko		VISC	IHP
LSI Logic Corp.	SELETE †		Winbond Group	IMEC v.z.w. †
Lucent	Sharp			Infineon Technologies
Maxim Integrated	Sony			AG
Products	Tokyo Electron Ltd.			LETI
Microchip Technology	Tokyo Ohka Kougyo			Micronas GmbH
Inc.	Co.			Philips
Micron Technology	Toshiba			RENESAS
Motorola	Trecenti Technologies			Semiconductor
National Semiconductor				ST Microelectronics
SEMATECH †
Shipley
Texas Instruments
VLSI
Wafertech

†  A semiconductor industry consortium.

Backlog

Cymer schedules production of light sources based upon order backlog and informal customer forecasts.  Cymer includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months.  Because customers may cancel or delay orders with little or no penalty, Cymer’s backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.  At December 31, 2003, Cymer had a backlog of approximately $103.9 million compared with a backlog of $101.0 million at December 31, 2002.

Manufacturing

Cymer’s manufacturing activities consist of material management, assembly, integration and testing.  These activities are performed in a 265,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of Class 10,000 cleanroom manufacturing and test space.  In order to focus its own resources, capitalize on the expertise of its key suppliers and respond more efficiently to customer demand, Cymer has contracted the manufacture of many of its subassemblies. Cymer’s manufacturing outsourcing strategy is exemplified by the modular design of Cymer’s products.  Substantially all manufacturing of nonproprietary subassemblies has been contracted to third-party suppliers. As a result, Cymer is increasingly dependent upon these contract suppliers to meet Cymer’s manufacturing schedules.  The failure by one or more of these suppliers to supply Cymer on a timely basis with sufficient quantities of components or subassemblies that perform to Cymer’s specifications could affect Cymer’s ability to deliver completed light sources to its customers on schedule. Cymer believes that the highly outsourced content and manufacturable design of its products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, Cymer intends to continue to provide additional training to manufacturing personnel, improve its assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop its supplier management and engineering capabilities.

In addition to the manufacturing capacity at its facilities in San Diego, California, Cymer completed the construction of a manufacturing facility in Korea in late 2002.  This facility is used as a refurbishment facility and refurbishes one of Cymer’s core modules, its chamber, initially for light sources in Korea and ultimately for the Asia-Pacific region.  The refurbishment facility in Korea includes 6,550 square feet of Class 10,000 cleanroom manufacturing space.  All of the final qualification phases for this facility were completed during the fourth quarter of 2002 and the first chamber was shipped to a customer from this facility in January 2003.  Throughout 2003 chambers for several of Cymer’s light source models were refurbished in the Korea facility and successfully shipped to customers.

During the period from 1997 through March 2003, Cymer also had additional manufacturing capacity as a result of its contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”).  Seiko was qualified as a contract manufacturer of Cymer’s light source systems and began production of its light sources in 1997.  Although the original agreement could have been renewed for an additional two years, Cymer and Seiko mutually consented to the termination of this contract.  As a result, Seiko ceased manufacturing light source systems for Cymer effective March 31, 2003.  The termination of this agreement has not impacted Cymer’s production of light source systems to date.

A limited number of components and subassemblies included in Cymer’s products are obtained from a single supplier or a small group of suppliers.  For certain optical components used in its light source systems, Cymer currently utilizes a single supplier.  Where possible, Cymer is working with secondary suppliers to qualify additional sources of supply.  To reduce the risk associated with this single supplier, Cymer carries significant strategic stock of these components.  Strategic inventories are managed as a percentage of future demand.  Cymer has also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  To date Cymer has been able to obtain adequate supplies of the components and subassemblies used in the production of Cymer’s light source systems in a timely manner from existing sources.  If in the future Cymer is unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet Cymer’s quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on Cymer’s business, financial condition and results of operations.

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

Cymer’s field engineers and technical support specialists provide field service and front-line technical support capability from Cymer's San Diego headquarters, and at its field service offices located throughout the United States. Support in Europe, Japan, Korea, Singapore, the People’s Republic of China, and Southeast Asia are provided by Cymer’s subsidiaries located within those regions.  As part of its customer service, Cymer maintains an inventory of spare parts at each of its service facilities.  As Cymer’s installed base grows, replacement parts required to satisfy worldwide support requirements, as well as Cymer’s own logistics support organization, will be subject to the fluctuating demands of the semiconductor industry. In order to meet these demands, Cymer must continue to effectively manage its production of component modules which are required for new systems, as well as for support and warranty requirements for installed systems.

Cymer believes that the need to provide fast and responsive service to the semiconductor manufacturers using its light sources is critical and that it cannot depend solely on its customers and end users to provide this service.  Therefore, Cymer believes it is essential to maintain, through its own personnel, a rapid response capability to service its customers throughout the world.  Accordingly, Cymer has an ongoing effort to continuously develop its direct support infrastructure in Japan, Korea, Taiwan and Southeast Asia, Singapore, the People’s Republic of China, Europe and the United States.  This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions.

Cymer generally warrants its new light source products against defects in design, materials, and workmanship.  The warranty coverage period and terms vary by light source model.  In general, the warranty coverage period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average the warranty period for spares is 6 months from the date of shipment.

Research and Development

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements.  Cymer believes that continued and timely development and introduction of new and enhanced light source products are essential for Cymer to maintain its competitive position.  Cymer intends to continue to develop its technology and innovative products to meet customer demands. Current projects include enhancements to Cymer’s KrF and ArF light sources and the new MOPA platform.  Cymer has significant development efforts to address the technology and products that will be based on the extreme ultraviolet (“EUV”) technology needed for future generation photolithography illumination sources.  Cymer is also continuing its scientific investigation related to F2 since the timing for a commercialized product at this wavelength is still unclear.  Cymer may also invest in other product and technology areas in order to expand its portfolio within the semiconductor capital equipment market sector.  In addition there are ongoing efforts to improve existing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.

Cymer has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts. Research and development expenses for 2001, 2002, and 2003 were approximately $58.4 million, $73.7 million, and $58.2 million, respectively.

In addition to funding its own research and development projects, Cymer has pursued a strategy of securing research and development contracts from customers, government agencies and SEMATECH, a semiconductor industry consortium, in order to develop advanced technology for current and future light source systems based on Cymer’s core technology.  In March 2002, Cymer announced an agreement with a major U.S. chipmaker to provide funding for Cymer’s research and development efforts on EUV technology.  In 2003, Cymer entered into an agreement with a government agency to provide funding for EUV technology research and development efforts. Revenues generated from research and development contracts amounted to approximately $2.4 million, $2.2 million, and $1.7 million during 2001, 2002, and 2003, respectively.

In January 2004, Cymer signed a research and development agreement with Intel Corporation (“Intel”).  This agreement will provide Cymer with funding of $20.0 million over the next three years to accelerate the development of production-worthy EUV lithography light sources. The funding to be received from Intel under this agreement is milestone based and will be netted against Cymer’s total research and development expenses in the period that the milestone is completed.

Intellectual Property Rights

Cymer believes that the success of its business depends more on such factors as the technical expertise of its employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, the success of Cymer may depend in part on patents.  As of December 31, 2003, Cymer owned 197 United States patents covering certain aspects of technology related to light sources and piezo techniques.  These patents will expire at various times during the period from January 2008 through November 2021. As of December 31, 2003, Cymer had applied for 79 additional patents in the United States.  As of December 31, 2003, Cymer owned 267 foreign patents and had 317 patent applications pending in various foreign countries.

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

Cymer has in the past funded a portion of its research and development expenses from outside research and development contracts.  Cymer has received such funding from customers, government agencies and from SEMATECH, a research consortium, in connection with the design and development of specific products. Although Cymer’s arrangements with these manufacturers and SEMATECH seek to clarify the ownership of the intellectual property arising from research and development services performed by Cymer, disputes over the ownership or rights to use or market such intellectual property might arise between Cymer and such parties.

Third parties have in the past notified, and may in the future notify, Cymer that it may be infringing intellectual property rights of others.  Conversely, Cymer has in the past notified, and may in the future notify, third parties that they may be infringing Cymer’s intellectual property rights.

Specifically, Cymer has engaged in discussions with Gigaphoton, Inc., a joint venture between Ushio, Inc. and Komatsu, Ltd. with respect to certain of Komatsu’s Japanese patents, in the course of which Komatsu has also identified to Cymer a number of additional Japanese and U.S. patents that Komatsu asserts may be infringed by Cymer or by Cymer’s former Japanese manufacturing partner, Seiko.  Komatsu has also notified one of Cymer’s integrator customers, Nikon, of its belief that Cymer’s light sources infringe several of Komatsu’s Japanese and U.S. patents.  Cymer, in consultation with Japanese patent counsel, initiated oppositions to certain Komatsu Japanese patents and patent applications in the Japanese Patent Office. These oppositions have been dismissed by the Japanese Patent Office. Litigation might ensue with respect to the Komatsu Japanese patents or Komatsu U.S. patents.  Also, Komatsu might assert infringement claims under other or additional patents.  Komatsu has notified Seiko that Komatsu intends to enforce its rights under the Komatsu Japanese patents against Seiko if Seiko engages in manufacturing activities for Cymer.  In connection with its former manufacturing agreement with Seiko, Cymer has agreed to indemnify Seiko against such claims under certain circumstances. Cymer and Seiko might not ultimately prevail in any such litigation.

Cymer has notified its competitors and others of Cymer’s United States patent portfolio.  Cymer has specifically asserted certain of its U.S. patents against Komatsu when informed that Komatsu light sources might be integrated into steppers intended for shipment into the U.S.  Cymer and Komatsu have engaged in discussions with regard to each party’s claims.  Those discussions might not be successful and litigation could result.  Attorneys representing Komatsu challenged one of Cymer’s U.S. patents in the U.S. Patent Office, but the patent was subsequently re-issued by the United States Patent and Trademark Office (“USPTO”).  During 2000, Komatsu’s lithography light source business was transferred to Gigaphoton.  Subsequently, Cymer and Gigaphoton have engaged in discussions regarding each party’s patents.  Those discussions might not be successful and litigation could result.  Cymer also engaged in patent discussions with another competitor, Lambda-Physik, concerning allegations by each party against the other of possible patent infringement.  These discussions also might not be successful and litigation could result.

Any patent litigation initiated by Cymer, or initiated by Cymer’s competitors against Cymer, would, at a minimum, be costly.  Litigation could also divert the efforts and attention of Cymer’s management and technical personnel.  Both could have a material adverse effect on Cymer’s business, financial condition and results of operations.  Furthermore, in the future other third parties might assert other infringement claims, and customers and end users of Cymer’s products might assert other claims for indemnification resulting from infringement claims.  Such assertions, if proven to be true, might materially adversely affect Cymer’s business, financial condition and results of operations. If any such claims are asserted against Cymer, Cymer may seek to obtain a license under the third party’s intellectual property rights.  However, such a license might not be available on reasonable terms or at all. Cymer could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology.  Any of these actions could be costly and would divert the efforts and attention of Cymer’s management and technical personnel, which could materially adversely affect Cymer’s business, financial condition and results of operations.

Effective August 1, 1989 and lasting until the expiration of the licensed patents, Cymer entered into an agreement for a nonexclusive worldwide license to use or sell certain patented light source technology with Patlex Corp., a patent holding company.  Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its light sources, subject to an annual cap of $100,000 per year.  During 2001, 2002 and 2003, royalty fees totaled $100,000 per year.

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

Cymer has registered the trademark “CYMER” & “INSIST ON CYMER” and others in the United States and certain other countries and is seeking additional registrations of additional trademarks in the United States and in certain other countries.  Cymer uses these and a variety of other marks in its advertisements and other business activities around the world.  Based on the use of these or other marks, Cymer might be subjected to actions for trademark infringement, which could be costly to defend. If a challenge to a mark were to be successful, Cymer might be required to cease use of the mark and, potentially, to pay damages.

Competition

Cymer believes that the principal elements of competition in Cymer’s markets are the technical performance characteristics of the excimer light source products and the operating efficiency of the system, which is based on availability, performance efficiency and rate of quality. Cymer believes that it competes favorably with respect to these factors.

Cymer currently has two significant competitors in the market for light source systems for DUV photolithography applications:  Gigaphoton, headquartered in Japan, and Lambda-Physik,  a subsidiary of Coherent, Inc. headquartered in Germany.  In 2003, Coherent purchased an additional 34% of the outstanding shares of Lambda-Physik, increasing Coherent’s ownership to 94%.  Cymer believes that Gigaphoton and Lambda-Physik are aggressively seeking to gain larger positions in this market.  Cymer believes that its three DUV photolithography tool manufacturing customers have each purchased products offered by these competitors and that its customers have qualified the competitors’ light sources for use with their products. Both Gigaphoton and Lambda-Physik are located in closer proximity to certain of Cymer’s customers than Cymer. Cymer believes that Gigaphoton in particular has been qualified for production use by chipmakers in Japan and elsewhere.  Cymer also believes that Lambda-Physik has been qualified for production use by chipmakers in the U.S. and Europe.  Cymer could lose market share and its growth could slow or even decline as competitors gain market acceptance.

In the future, Cymer will likely experience competition from other technologies, such as EUV and electron projection lithography (“EPL”).  To remain competitive, Cymer believes that it will need to manufacture and deliver products to customers on a timely basis without significant defects and maintain a high level of investment in research and development and sales and marketing. Cymer might not have sufficient resources to continue to make the investments necessary to maintain its competitive position.

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

Employees

On December 31, 2003, Cymer employed 766 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as Cymer is aware. Cymer has not experienced any work stoppages and believes that its employee relations are good.

Executive Officers

Set forth below is certain information regarding the executive officers of Cymer and their ages as of March 8, 2004.

Name	Age	Position

Robert P. Akins	52	Chairman of the Board and Chief Executive Officer
Pascal Didier	45	President and Chief Operating Officer
Nancy J. Baker	41	Senior Vice President, Chief Financial Officer
James M. Caltrider	50	Executive Vice President, Manufacturing
Hugh R. Grinolds	52	Executive Vice President, Corporate Process and Services
Edward P. Holtaway	48	Executive Vice President, Lithography System Solutions
Brian C. Klene	46	Executive Vice President, Emerging Technology and Applications
John Shin	49	Executive Vice President, Semiconductor Manufacturing Solutions
Rae Ann Werner	39	Vice President, Controller and Chief Accounting Officer
Tsunehisa Yamashita	57	President, Cymer Japan
Anthony Yen	42	Senior Vice President, Lithography Marketing Development

Robert P. Akins, one of Cymer’s co-founders, has served as its chairman and chief executive officer since its inception in 1986, and served as president of the company as well from its inception until May 2000. He currently serves on the board of directors of SEMI (Semiconductor Equipment and Materials International), the board of SEMI North America, and on the board of directors of Extraction Systems, Inc, as well as on the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego (“UCSD”). Mr. Akins currently serves as a board member of the UCSD Foundation Board of Trustees.  Mr. Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow co-founder Rick Sandstrom, received the outstanding alumnus award from UCSD, and the prestigious SEMI Award for North America, the highest honor conferred by SEMI, in 1996 for contributions to the field of DUV lithography. Mr. Akins received a bachelor’s degree in physics, a bachelor’s degree in literature, and a doctorate in applied physics from the University of California, San Diego.

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

Nancy J. Baker has served as senior vice president and chief financial officer since January 2002.  Prior to that, she served as Cymer’s vice president, finance and treasurer from June 1998 to December 2001.  During 2000, she headed the company’s successful effort to implement a new Enterprise Resource Planning system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer.  She joined Cymer as corporate controller for worldwide operations in August 1992.  Ms. Baker’s professional career spans more than 18 years, and prior to joining Cymer, she held a variety of financial management positions with an international manufacturer in the San Diego area.  Ms. Baker received a bachelor’s degree in accounting from the University of Texas at Austin in 1985 and completed the executive advanced management program at Harvard Business School in 1999.

James M. Caltrider has served as executive vice president of the Manufacturing Operations business unit since October 2003.  He served as vice president of manufacturing and order fulfillment from September 1999 until October 2003, and served as vice president of manufacturing systems from October 1998 to September 1999.  Prior to joining Cymer,  Mr. Caltrider provided consulting services to a range of clients including Hewlett-Packard, Sprint, Robert Bosch and Andersen Consulting, while holding a faculty position in the Graduate School of Business at the University of San Diego and instructing in the Advanced Manufacturing Systems Program in the UCSD Graduate Engineering School.  Mr. Caltrider also served as director of training and development at Brooktree Corporation from 1990 to 1992.  He received a doctorate in mineral economics from the Colorado School of Mines, and a bachelor’s degree in business administration from Michigan State University.

Hugh R. Grinolds has served as executive vice president of the Corporate Processes and Services group since October 2002. Before that, he served as a senior director of the EUV program, the post he had held since joining the company in May 2002. Prior to joining Cymer, he served as site manager for Agilent Technologies in Fort Collins, Colorado from 1999, when Agilent was spun-off from Hewlett Packard, until May 2002. Dr. Grinolds began his business career with Hewlett-Packard Co. in 1979, and during his tenure with that company, served in a variety of increasingly responsible positions, including managing VLSI design for HP’s internal ASIC needs in Corvallis, Oregon, and serving as manufacturing manager in Fort Collins, Colorado for HP’s internal ASICs which included responsibility for the production of HP’s PA-RISC processors. He assumed the role of worldwide manufacturing manager at HP in 1998. Dr. Grinolds has published 21 technical articles and papers, and holds one patent. He received bachelor’s, master’s and doctorate degrees in electrical engineering from the University of Minnesota.

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

Brian C. Klene has served as executive vice president of the Emerging Technology and Applications business unit since October 2002. Previously, he served as senior vice president, marketing and business development, which he had held since joining Cymer in June 2000. Prior to joining Cymer, Mr. Klene spent two years as vice president, strategic planning and business development at Chartered Semiconductor Manufacturing Ltd. in Singapore. From 1995 to 1997, he served as executive vice president, sales and marketing at Micron Electronics, Inc., Nampa, Idaho. Before that, he served as director of North American sales with Micron Technology, Inc., Boise, Idaho, from 1989 to 1994. He also served in a variety of sales and marketing positions of increasing responsibility with IBM Corp. Mr. Klene received a master’s degree in business administration from the University of Southern California, and a bachelor’s degree from The Citadel, Charleston, South Carolina.

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

Rae Ann Werner has served as vice president, controller, and chief accounting officer since January 2003. Prior to that, she served as Cymer’s Controller from February 1999 to January 2003. From 1993 to 1999 she held a variety of finance positions with increasing responsibilities since joining Cymer in November 1993.  Ms. Werner’s professional career spans more than 16 years, and prior to joining Cymer, she held a variety of financial positions with semiconductor and communications companies in the San Diego area.  Ms. Werner received a bachelor’s degree in accounting from San Diego State University in 1987.

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

Anthony (Tony) Yen has served as senior vice president of the Lithography Market Development business unit since September 2003.  Mr. Yen served as co-director of the Lithography division of International SEMATECH from May 2001 to September 2003. Prior to his SEMATECH assignment, he managed the Advanced Lithography and Advanced Lithography Technology departments at Taiwan Semiconductor Manufacturing Co., Ltd., which he joined in 1997. Before that, he worked in lithography development and conducted pioneering work on resolution enhancement techniques at Texas Instruments (“TI”) in Dallas, and as a TI assignee at IMEC, the Belgium-based research institute of semiconductor technology. Mr. Yen holds a bachelor’s degree from Purdue University as well as his master’s, engineer’s, and doctorate degrees from Massachusetts Institute of Technology, all in electrical engineering. He is a fellow of the International Society for Optical Engineering and has served as a member of Cymer’s Scientific Advisory Board since 2000.

Executive officers serve at the discretion of the Board of Directors.  There are no family relationships between any of the directors and executive officers of Cymer.

Item 2.  Properties

Cymer’s corporate headquarters is located in San Diego, California and includes administrative, manufacturing, engineering, and research and development facilities.  In addition, Cymer has field service offices located throughout the United States and internationally.  Cymer completed construction of a refurbishment facility in Korea at the end of 2002.  This manufacturing facility is used to refurbish chamber assemblies and was qualified for production at the end of 2002.  Cymer completed construction of a 265,000 square foot building adjacent to its corporate headquarters located in San Diego, California in the third quarter of 2003.  Also in the third quarter of 2003, Cymer transferred all manufacturing activities and corporate services from two leased facilities in San Diego to this company-owned manufacturing and office facility.  As of December 31, 2003, these two leased facilities were vacant.  Cymer intends to sub-lease these two buildings, and as of the end of the year was working with a real estate broker to locate a tenant.

At December 31, 2003, details on Cymer’s leased and owned property were as follows:

Location	Lease Expiration	Total Square Footage	Primary Usage

San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research and development facilities
San Diego, California (1)	Owned	265,000	Manufacturing and administrative office
San Diego, California	January 2010	155,000	Vacant
San Diego, California	January 2010	65,755	Facility sub-leased
San Diego, California	February 2004	22,200	Vacant
Santa Clara, California	February 2005	1,857	Field service office
Austin, Texas	October 2005	1,627	Field service office
Portland, Oregon	April 2006	1,857	Field service office
Charlestown, Massachusetts	January 2008	21,262	Vacant
Motoyata, Japan	June 2004	13,831	Field service and sales office
Osaka, Japan	December 2005	807	Field service and sales office
Hsin-Chu, Taiwan	June 2004	4,821	Field service and sales office
United Square, Singapore	May 2004	1,866	Field service and sales office
Maarssen, Netherlands	May 2009	3,715	Field service and sales office
Veldhoven, Netherlands	December 2008	2,605	Field service and sales office
Pyongtaek-city, Kyonggi, Korea - Land (2)	December 2020
- Building (2)	Owned	26,000	Manufacturing, sales and administrative
Pudong, Shanghai, China	October 2004	4,746	Field service and sales office

(1)         Land and building is owned by Cymer.

(2)         Land lease is through December 2020.  Building is owned by Cymer.

Item 3.  Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of Cymer during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.           Market for Registrant’s Common Stock and Related Stockholder Matters

Cymer’s Common Stock is publicly traded on the Nasdaq National Market under the symbol “CYMI”.  The following table sets forth, for the periods indicated,  the high and low prices of Cymer’s Common Stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2002
First quarter	$50.80	$26.55
Second quarter	$53.44	$31.05
Third quarter	$35.48	$17.19
Fourth quarter	$38.91	$16.31

Year ended December 31, 2003
First quarter	$40.00	$23.63
Second quarter	$36.75	$23.06
Third quarter	$49.09	$30.52
Fourth quarter	$49.89	$39.05

The closing sales price of Cymer’s Common Stock on the Nasdaq National Market was $39.24 on March 3, 2004 and there were 303 registered holders of record as of that date.

Cymer has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the future.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference to Cymer’s Proxy Statement.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Cymer’s consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  which are included elsewhere in this report.

	Years ended December 31,
	1999	2000	2001 (1)	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$220,051	$366,280	$267,003	$287,995	$265,816
Other	399	1,180	2,441	2,165	1,680
Total revenues	220,450	367,460	269,444	290,160	267,496

Costs and expenses:
Cost of product sales	143,105	187,579	151,340	162,095	187,679
Research and development	34,518	45,433	58,368	73,714	58,231
Sales and marketing	16,742	20,098	19,617	17,153	16,966
General and administrative	13,101	22,510	18,990	18,212	39,094
Amortization of goodwill and intangible assets	—	108	3,148	160	160
Purchased in-process research and development	—	—	5,050	—	—
Loss (gain) on debt extinguishment (2)	—	—	(610)	163	—
Total costs and expenses	207,466	275,728	255,903	271,497	302,130
Operating income (loss)	12,984	91,732	13,541	18,663	(34,634)

Other expense - net	(3,748)	(1,230)	(1,447)	(1,914)	(1,139)
Income (loss) before income tax provision (benefit) and minority interest	9,236	90,502	12,094	16,749	(35,773)
Income tax provision (benefit)	—	26,246	2,871	2,706	(21,464)
Minority interest	(663)	(484)	(368)	(447)	(1,091)

Income (loss) before cumulative change in accounting principle	8,573	63,772	8,855	13,596	(15,400)

Cumulative change in accounting principle, net of taxes	—	—	(370)	—	—

Net income (loss)	$8,573	$63,772	$8,485	$13,596	$(15,400)

Basic earnings (loss) per share	$0.31	$2.19	$0.28	$0.41	$(0.44)
Weighted average common shares outstanding	27,907	29,113	30,474	33,317	35,065

Diluted earnings (loss) per share	$0.29	$2.07	$0.27	$0.39	$(0.44)
Weighted average common and dilutive potential common shares outstanding	29,640	30,758	31,108	34,712	35,065

	December 31,
	1999	2000	2001 (1)	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75,765	$79,678	$111,195	$196,643	$230,657
Working capital	213,121	278,546	257,851	351,127	397,846
Total assets	404,825	501,562	483,346	766,887	803,221
Total long-term debt	175,771	175,510	151,772	255,154	255,660
Treasury stock	(24,871)	(24,871)	(24,871)	—	—
Stockholders’ equity	126,893	212,968	254,814	412,334	453,330

(1)          Includes results of operations of Active Control Experts, Inc. acquired on February 13, 2001 for the periods subsequent to its acquisition. See further discussion under Item 8. Financial Statements and Supplementary Data.

(2)          The loss (gain) on extinguishment of debt was reclassed in 2003 in accordance with the provisions of Statement of Financial Accounting Standards No. 145.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, references to “we”, “us” or “our” are references to Cymer. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this annual report on Form 10-K.

Overview

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for DUV photolithography systems. Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources, such as ours.  We currently supply light sources to all three DUV lithography system manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in DUV photolithography stepper and scanner tools. Our products consist of photolithography light source systems, replacement parts and service.  A large portion of our revenue is derived from customers located outside of the United States. In order to support our foreign customers and our installed base of light sources in foreign countries, we maintain a manufacturing and field service office in Korea and field service and support offices in Japan, Taiwan, Singapore, the People’s Republic of China and the Netherlands. We also maintain field service offices in the United States to service our installed base of light sources located in the United States.

Since we derive a substantial portion of our revenues from the photolithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs. Since 2000, the last peak year in the cycle, the semiconductor industry has been in one of the longest downturns in its history. This downturn has negatively impacted our business and results of operations during the three year period from 2001 through 2003.  Although we experienced the largest negative impact to our revenues from 2000 to 2001, we have been able to maintain our revenues at a fairly constant level over the last two years.  In addition, during most of the downturn, we have remained profitable.  The only year in which we incurred a net loss since the start of the downturn was in 2003.  The loss of $15.4 million in 2003 was mainly due to our decreased revenues, inefficiencies in the initial manufacturing of our newest XL series light source in early 2003, and the write-down of tenant improvements and other assets primarily associated with vacating three facilities during 2003.  We are very conscious of the volatile nature of the semiconductor industry and make every effort to manage our business through the cycles such that we maintain profitability during the downturn and take the necessary steps during the downturns to strategically position ourselves for the next upturn.

As a result of the continued downturn in the semiconductor industry in 2003, we took several steps during the year to control our expenses and reduce our operating break-even level, including:

•                  In April 2003, we conducted a reduction in our workforce.  This reduction in workforce affected all areas of the company and resulted in additional expenses during the second quarter.  We realized the cost benefits of this reduction in workforce in the third quarter of 2003.

•                  In April 2003, we wrote down certain of our corporate assets.  These asset write downs totaled approximately $1.8 million and were recorded as an additional expense during the second quarter.  Again, we realized the cost saving benefits of these transactions in the third quarter of 2003.

•                  In December 2003, we had a small reduction in workforce which primarily impacted the sales and marketing area. As of December 31, 2003, there was $462,000 in outstanding liabilities associated with this reduction in force, which included accrued payroll and benefits.

•                  Throughout 2003, we worked to reduce the cycle times and material costs associated with our XLA 100 light source.  We made significant progress during the year and realized some of the benefits from these efforts in the second half of 2003.

In order to position ourselves for the next upturn in the semiconductor industry, we completed several key investments in 2003 that had been initiated during the first two years of the downturn, including:

•                  We developed the revolutionary MOPA technology, designed the extendable XL common platform, and ramped the production of our XLA 100 model ArF light source during 2002 and 2003.  The first production model was introduced in the first quarter of 2003.  We are currently the only light source provider with a production worthy 40 W ArF light source.

•                  We constructed and qualified our chamber refurbishment factory in Korea in 2002 and officially opened it in 2003, offering faster and less expensive consumable module turn-around.

•                  We completed the construction of our new San Diego manufacturing facility and qualified it in 2003.  This facility is designed to handle light source manufacturing with special emphasis on XL platform-based models.

•                  We consolidated our facilities in San Diego in 2003 and transferred all manufacturing activities and corporate services from our two leased facilities to this new manufacturing facility.

•                  We are also in a strong competitive position for leading edge KrF light sources, with our model ELS-7000 and the new improved performance and power of the ELS-7010 planned for initial shipment in mid-2004.

•                  We continued to improve upon our business processes over the last few years which has improved our overall efficiencies and has allowed us to execute our plan throughout the downturn.

At this time, we believe the long-awaited semiconductor industry upturn has begun, based on a number of positive indicators that became increasingly evident during the second half of 2003, including:

•                  We experienced strong order growth and our direct customers announced increasing orders and extended delivery times.

•                  The chipmakers’ utilization of our DUV light sources has exceeded the levels achieved in 2000, the peak of the last upturn, and leveled off at these historically high rates.  We believe that chipmakers are running these tools at or near the maximum utilization possible and that further increases in factory wafer throughput can only be achieved by adding more semiconductor manufacturing equipment, which will in turn drive demand for our light sources.

•                  The mix of our light source model shipments and orders shifted toward leading edge KrF, reflecting chipmakers’ need for more capacity expansion.

•                  Semiconductor and electronic market forecasters believe that capital spending will increase in 2004 by 30% to 50% over 2003 levels.

•                  The future growth in semiconductor demand is expected to span a wide spectrum of applications.

The positive order momentum we experienced in the latter half of 2003 has moderately improved our visibility into our future operations.  We have seen no slowdown in orders for the spares and consumables needed to support our installed base of light sources in the field.  It appears that chipmakers are increasing their inventories of consumables and spares in order to avoid unnecessary downtime in the future. Based upon these positive indicators, we expect that 2004 will be characterized by sequential increases in light source system unit sales and a record revenue year overall.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2001	2002	2003
Revenues:
Product sales	99.1%	99.2%	99.4%
Other	0.9	0.8	0.6
Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	56.2	55.8	70.1
Research and development	21.6	25.4	21.8
Sales and marketing	7.3	5.9	6.3
General and administrative	7.0	6.3	14.6
Amortization of goodwill and intangible assets	1.2	0.1	0.1
Purchased in-process research and development	1.9	—	—
(Gain) loss on debt extinguishment	(.2)	0.1	—
Total costs and expenses	95.0	93.6	112.9

Operating income (loss)	5.0	6.4	(12.9)

Other expense – net	(0.5)	(0.6)	(0.4)

Income (loss) before income tax provision (benefit) and minority interest	4.5	5.8	(13.3)

Income tax provision (benefit)	1.1	1.0	(8.0)
Minority interest	(0.2)	(0.1)	(0.4)

Income (loss) before cumulative change in accounting principle	3.2	4.7	(5.7)

Cumulative change in accounting principle, net of taxes	(.1)	—	—

Net income (loss)	3.1%	4.7%	(5.7)%
Gross margin on product sales	43.3%	43.7%	29.4%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  As a part of our ongoing internal processes, we regularly evaluate our estimates, including those related to inventory allowances, warranty provision, income taxes, allowances for bad debts, long-lived assets valuation, intangible assets valuation, and contingencies and litigation.  We base these estimates upon both historical information and other assumptions that we believe to be valid and reasonable under the circumstances.  These assumptions form the basis for making judgments and determining the carrying values of assets and liabilities that are not apparent from other sources.  Actual results could vary from our estimates if we were to use different assumptions and conditions.

We believe that inventory allowances, warranty provisions, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates.

Inventory Allowance

We perform an analysis of our inventory allowances on at least a quarterly basis to determine the adequacy of this allowance on our financial statements.  The amount of the inventory allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. We determine the level of excess and obsolete inventory associated with our raw materials and production inventory by comparing the on hand inventory balances and inventory on order to the next 12 months of forecasted demand.  We then adjust this calculation for inventory that has a high likelihood of use beyond one year or can be used in other products which may have lower demands.  After this adjustment, we arrive at our total exposure for excess and obsolete inventory within our raw materials and production inventory.  As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified inventory orders.  We estimate and record a separate liability which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed. For spare parts inventory, we calculate the inventory allowance based upon a percentage of total spare parts inventory balances.  This percentage is calculated using certain estimates and assumptions, including comparisons of on hand inventory to build forecasts, historical obsolescence in our spare parts warehouses, and spare parts specifically identified as excess or obsolete.

Both methodologies for analyzing excess and obsolete inventory and determining the inventory allowance are significantly affected by future demand and usage of our products.  There are many factors that could potentially affect the future demand or usage of our products, including the following:

•                  Overall condition of the semiconductor manufacturing equipment industry which is highly cyclical in nature;

•                  Rate at which our customers take delivery of our light source systems;

•                  Loss of any of our three major customers or significant change in demand from any of these three customers;

•                  Mix of light source system models and any changes to that mix required by our customers; and

•                  Utilization rates of our light sources at semiconductor device manufacturers

Based upon our experience, we believe that the estimates we use in calculating the inventory allowance are reasonable and properly reflect the risk of excess and obsolete inventory.  If actual demand or the usage period for our inventory are substantially different from our estimates, adjustments to our inventory allowance may be required, which could have a material adverse effect on our financial condition and results of operations.

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales.  Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods.  At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  We also warrant consumables and spare parts sold to our customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment. The warranty provision for light source systems is reviewed monthly and determined by using a financial model, which takes into consideration actual historical expenses, and potential risks associated with our different light source system models.  This financial model is then used to estimate future expenses related to warranty and the required warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle.  Due to the highly technical nature of our light source system products, the newer model light sources have higher inherent warranty risks and require higher warranty provisions. The warranty provision for consumables and spare parts is determined by using actual historical data.

We actively engage in product improvement programs and processes to limit our warranty costs, but our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures at customer sites. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex light sources.  Although we classify these newly released light source models as having a higher risk in our warranty financial model resulting in higher warranty provisions, we are more likely to have differences between the estimated and actual warranty costs for these new products.  This is due to limited or no historical product performance data on which to base our future warranty costs.  Warranty provisions for our older and more established light source models are more predictable as we have more historical information available on these products.  If actual product failure rates or estimated costs to repair those product failures were to differ from our estimates, revisions to our estimated warranty provision would be required, which could have a material adverse effect on our financial condition and results of operations.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.”  Pursuant to SFAS 109, a deferred tax asset or liability is generally recognized for the estimated future tax effects attributable to temporary differences, net operating loss carryforwards and tax credit carryforwards.  Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized within the carryback or carryforward periods.  Information about an enterprise’s current financial position and its results of operations for the current and preceding years, as well as all currently available information about future years should be considered.

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.  Using this information, we have prepared a model to forecast our expected taxable income in future years in order to estimate when the benefits of our deferred tax assets are likely to be realized.  Based upon the analysis, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets within the period allowed by current applicable tax law and, as such, no valuation allowance against deferred tax assets is provided.

A material adverse change in the outlook for worldwide lithography tool sales, in the expected selling prices or profit margins for our products, or in our expected share of the global market for lithography light sources could cause us to determine that a valuation allowance is needed for some or all of our deferred tax assets, and would result in an increase to our income tax provision in the period in which such determination is made.

YEARS ENDED DECEMBER 31, 2002 AND 2003

Revenues. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. Our revenues also consist of other revenues which include revenue from funded development activities performed for customers and government contracts and license agreements.  We do not recognize any revenue for light source systems prior to shipment.  The systems are tested by us in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin 104.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  There are no customer retentions.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. Funded development contracts are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  Revenues generated from funded development contracts are derived from cost sharing contracts between us and certain customers.  The costs associated with these contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.

The following table summarizes the components of our revenue:

	December 31,
	2001	2002	2003
	(in thousands, except units sold)

Light source systems:
Revenue	$189,518	$203,106	$160,302
Units sold	335	282	163
Average selling price	$566	$720	$983

Consumable and spare parts and service products	$77,485	$84,889	$105,514
Other revenue	$2,441	$2,165	$1,680

Total revenue	$269,444	$290,160	$267,496

Product sales decreased 8% from $288.0 million in 2002 to $265.8 million in 2003, primarily due to a 42% decrease in the number of light source systems sold offset by a 37% increase in the average selling price.  A total of 282 light source systems were sold in 2002 at an average selling price of $720,000, compared to 163 systems sold in 2003 at an average selling price of $983,000.  On a foreign currency adjusted basis, the average selling price for 2002 was $716,000 compared to $963,000 for 2003. This increase in foreign currency adjusted average selling price from year to year reflects the inclusion in the product mix of the higher priced XLA 100 light source system which was introduced in the first quarter of 2003 and has a higher average selling price.  Sales of consumable and spare parts and service products increased 24% from $84.9 million in 2002 to $105.5 million in 2003.  The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers and an increased installed base in 2003.  Revenues from funded development projects were $2.2 million in 2002 and $1.7 million in 2003.

Our backlog at December 31, 2002 was $101.0 million compared to $103.9 million at December 31, 2003.  Bookings for the year ended December 31, 2002 and December 31, 2003 were $294.0 million and $270.4 million, respectively.  This decrease in bookings was primarily due to a lower volume of laser light source systems bookings offset by an increase in bookings of consumable and spare parts and service products.  The book-to-bill ratio for the quarter ended December 31, 2002 was 1.25 compared to .92 for the quarter ended December 31, 2003.  This decrease in the book-to-bill ratio was primarily due to the combined impact of reduced light source system lead times and the light source systems product mix shifting toward KrF systems, which have a lower average selling price.  This shift in product mix toward KrF systems reflects chipmakers' need for more capacity tools.

We installed 284 light sources at chipmakers and other end-users during 2002 as compared to 231 light sources installed during 2003.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 90% in 2002 and 88% in 2003 of our sales were derived from customers outside the United States.  We maintain a wholly-owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 43% in 2002 and 44% in 2003.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  We anticipate that international sales will continue to account for a significant portion of our net sales.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 32%, 21% and 24%, respectively, of total revenue for 2002, and 24%, 24% and 21%, respectively, of total revenue for 2003.

Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts associated with purchases of our products by our Japanese subsidiary for resale under firm third-party sales commitments.  Shipping costs associated with our product sales are also included in cost of product sales.  We do not charge our customers for shipping fees and such costs are not significant.

Although the number of light source systems recorded as revenue was significantly lower in 2003 as compared to 2002, in absolute dollars, the cost of product sales increased 16% from $162.1 million for 2002 to $187.7 million for 2003. This increase in the cost of product sales from year to year is primarily due to the overall costs associated with our new XLA 100 light source systems and its initial transition to manufacturing in the first quarter of 2003.  These additional costs included infrastructure building and facilities expenses as well as reduced efficiencies associated with the learning curve for the production of this new light source system.  In addition, the increase in the cost of product sales reflects the costs associated with the increase in sales of consumables and spare parts and service products in 2003 compared to 2002.

The gross margin on product sales was 43.7% for 2002 as compared to 29.4% in 2003.  This lower gross margin in 2003 reflects the lower revenues with higher overall costs associated with the introduction of our new XL series light source system. Gross margins were also negatively impacted by additional expenses of approximately $4.2 million recorded in the second quarter of 2003 for costs associated with the April 2003 reduction in workforce and the write down of manufacturing assets. Gross margins were further reduced in 2003 as a result of additional Korean customs expenses associated with our Korean operations incurred in the third quarter of 2003.  We anticipate that the gross margins will increase over the next couple of quarters as a result of increasing revenues and improved efficiencies associated with the production of the XL series light source as well as the continued benefits resulting from the cost savings measures taken in the second quarter of 2003.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing research support expenses,  which primarily include employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 21% from $73.7 million for the year ended December 31, 2002 to $58.2 million for the year ended December 31, 2003, due primarily to the early stages of the MOPA common platform development effort in 2002 and its release to manufacturing with the introduction of the XLA 100 in the first quarter of 2003.  We shipped the first light source system that utilizes the MOPA technology, the XLA 100, in February 2003.  We also continued to invest in EUV, F2 and beam delivery unit technology and to focus on next generation KrF and ArF products based on the XL platform.  As a percentage of total revenues, research and development expenses decreased from 25.4% for 2002 to 21.8% for 2003, primarily due to the different stages of the MOPA platform development effort.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses decreased 1% from $17.2 million for 2002 to $17.0 million for 2003, due to additional expenses associated with reductions in workforce in the second and fourth quarters of 2003 and asset write-offs in the second quarter of 2003. These additional expenses were more than offset by lower expenses resulting from the transfer of various senior members of the sales and marketing staff to general and administrative functions as part of an organizational structure change made in the last quarter of 2002.  As a percentage of total revenues, such sales and marketing expenses increased from 5.9% for 2002 to 6.3% for 2003.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses increased 115% from $18.2 million for 2002 to $39.1 million for 2003, due primarily to a $15.6 million tenant improvement write-off associated with the leased facilities vacated during the third quarter of 2003.  This write-off was partially offset by the cost savings realized in the third and fourth quarters of 2003 as a result of the cost reduction efforts implemented in the second quarter of 2003.  In addition, general and administrative expenses in 2003 increased from 2002 levels due to the transfer of various senior personnel from the sales and marketing staff to general and administrative functions in the last quarter of 2002.  As a percentage of total revenues, such expenses increased from 6.3% for 2002 to 14.6% for 2003.

Amortization of intangible assets.  Amortization of intangible assets totaled $160,000 for 2002 and 2003. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of Active Control eXperts, Inc., or ACX, which was completed in early 2001.  With our adoption of Statement of Financial Accounting Standards No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets”, on January 1, 2002, we discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiary offices against the United States dollar.  Net other expense totaled $1.9 million and $1.1 million for 2002 and 2003, respectively.  The decrease in net other expense was primarily due to foreign currency exchange gains in 2003 compared to foreign currency exchange losses recorded in 2002, and decreases in interest expense and interest income from year to year.  Also included in net other expenses for 2003 was a loss on disposal of assets of approximately $427,000 as a result of a fixed asset audit conducted in the fourth quarter of 2003.  The decreased interest expense from period to period was caused by the lower interest rate on the 2002 Convertible Subordinated Notes ("2002 Notes") issued by us in 2002, which is reflected in the interest expense amounts for 2003 as compared to additional interest which was recorded in 2002 as the result of the principal amounts of both our old 1997 Convertible Subordinated Notes ("1997 Notes") issued in 1997 and the 2002 Notes issued in 2002 being outstanding during part of 2002. The decreased interest income in 2003 was primarily due to lower average cash and investment balances in 2003 as compared to 2002 as a result of cash used during 2003 for the continued

construction of our new manufacturing and office facility in San Diego which was completed in the third quarter of 2003, and cash used in operating activities.  Foreign currency exchange losses totaled $723,000, interest income totaled $10.1 million and interest expense totaled $11.2 million for the year ended December 31, 2002, compared to a foreign currency exchange gain of $436,000, interest income of $8.9 million and interest expense of $10.5 million for the year ended December 31, 2003.

Income Tax Provision (Benefit).  The tax provision of $2.7 million and the tax benefit of $21.5 million for the years ended December 31, 2002 and 2003, respectively, reflects an annual effective rate of 16% and 60%, respectively.  The change in the annual effective tax rate during the year ended December 31, 2002 from 16% to a benefit rate of 60% is primarily attributable to tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The tax benefit rate for 2003 reflects the increased impact of our tax credits and foreign sales incentives in a low income or loss environment.  The effective tax rate is a function of current tax law and geographic location of pre-tax income.  There is currently pending legislation to repeal the existing U.S. export incentives and the federal research credit is scheduled to expire for expenses incurred on or after June 30, 2004.  Should these items be repealed or allowed to expire with no replacement benefits, our effective tax rate would likely increase.

YEARS ENDED DECEMBER 31, 2001 AND 2002

Revenues.  Product sales increased 8% from $267.0 million in 2001 to $288.0 million in 2002, primarily due to a 27% increase in the average selling price of our light source systems and an increase in consumable and spare parts, service revenue and other non-system products.  A total of 335 light source systems were sold in 2001 at an average selling price of $566,000, compared to 282 systems sold in 2002 at an average selling price of $720,000.  On a foreign currency adjusted basis, the average selling price for 2001 was $578,000 compared to $716,000 for 2002.  This increase in foreign currency adjusted average selling price from period to period reflects increased sales in 2002 of our NanoLith 7000 and ELS-7000 series products which had higher average selling prices compared to the ELS-6000/6010 KrF series products sold in 2001.  Sales of consumable and spare parts and service products increased 10% from $77.5 million to $84.9 million for 2001 and 2002, respectively.  The increase in this type of product sales was due to slightly increased utilization of our DUV light sources by chipmakers and an increased installed base in 2002.  Revenues from funded development projects were $2.4 million and $2.2 million for 2001 and 2002, respectively.

Approximately 85% and 90% of our sales in 2001 and 2002, respectively, were derived from customers outside the United States.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 41% and 43% of revenues in 2001 and 2002, respectively.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 32%, 15% and 29%, respectively, of total revenue for 2001, and 32%, 21% and 24%, respectively, of total revenue for 2002.

Cost of Product Sales.  Although the number of light source systems recognized to revenue was lower in 2002 as compared to 2001, the cost of product sales increased 7% from $151.3 million in 2001 to $162.1 million in 2002.  This increase from period to period is primarily due to the higher material cost of the ELS-7000 and NanoLith 7000 light source systems and the higher warranty provisions required for the early shipments of these newer model light sources in 2002.  In addition,  net losses in 2002 as compared to net gains in 2001 on the foreign currency forward exchange contracts entered into by our Japanese subsidiary contributed to this overall cost of sales increase.  These cost of product increases during 2002 were partially offset by increased manufacturing efficiencies in 2002.

The gross margin on product sales was 43.3% and 43.7% for 2001 and 2002, respectively. The increase in gross margin in 2002 as compared to 2001 is primarily due to the building of inventories in 2002 in preparation for the initial manufacturing of the XLA 100 product.  With the XLA 100 production starting in the fourth quarter of 2002, production activities were higher than normal in the earlier quarters of 2002 to accommodate the ramp of this new product.  Although there were fewer light source system unit sales during 2002 as compared to 2001, production levels were much higher, resulting in increased manufacturing efficiencies and higher ending inventory balances in 2002.  A portion of the dollar increase in inventory is due to the initial material build requirements and higher overall cost of the XLA 100 product.  During 2001, our inventory balances decreased by $15.2 million from December 31, 2000, whereas inventory balances increased by $38.3 million during the twelve months ended December 31, 2002.

Research and Development.  Research and development expenses increased 26% from $58.4 million for 2001 to $73.7 million for 2002, due primarily to our most recent product development effort, the MOPA platform, or XL series.  We shipped the first light source system that utilizes the MOPA platform, the XLA 100, in February 2003.  We also continued to invest in EUV technology and the continuing engineering of the ELS-7000 and NanoLith 7000 products.  As a percentage of total revenues, such expenses increased from 21.6% to 25.4%, primarily due to MOPA platform development effort.

Sales and Marketing.  Sales and marketing expenses decreased 13% from $19.6 million for 2001 to $17.2 million for 2002, due primarily to increased operational efficiencies as well as heightened cost controls made necessary by the continuing downturn in the semiconductor industry.  As a percentage of total revenues, such expenses decreased from 7.3% to 5.9%.

General and Administrative. General and administrative expenses decreased 4% from $19.0 million for 2001 to $18.2 million for 2002, due primarily to ongoing improvements in operational efficiencies and increased cost controls in 2002 necessitated by overall industry conditions.  As a percentage of total revenues, such expenses decreased from 7.0% to 6.3%.

Amortization of intangible assets.  Amortization of intangible assets totaled $3.1 million for 2001 as compared to $160,000 for 2002. This decrease in amortization of goodwill and intangible assets was primarily due to the adoption of SFAS 142 on January 1, 2002, which discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.  In 2001, we amortized amounts associated with the goodwill and intangible assets resulting from the acquisition of ACX in February 2001.  In 2002, we only amortized intangible assets with definite lives per SFAS 142.

Purchased In-Process Research and Development. We incurred $5.1 million of such expenses during the year ended December 31, 2001 compared to no such expenses for the year ended December 31, 2002. These expenses for the year ended December 31, 2001 were due to the acquisition of ACX and represented the fair value of ACX development projects associated with the application of its technology to the semiconductor market.  As of the date of the ACX acquisition, this purchased in-process research and development was expensed because the application of this technology to the semiconductor market was at a stage of development that required further research and development before reaching technological feasibility and commercial viability.

Other Expense - Net.  Net other expense totaled $1.4 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively.  The increase in net other expense was primarily due to increased interest expense and foreign exchange losses during the year, which were almost completely offset by increased interest income. Although the interest rate on the 2002 Notes is lower than the blended rate on the 1997 Notes, interest expense was higher in 2002 as compared to 2001 as a result of additional interest from both the 1997 Notes and 2002 Notes balances being outstanding in early 2002. The increased interest income in 2002 was primarily due to higher cash balances, which resulted from the bond transactions, which occurred in the first quarter of 2002.  These transactions included the private placement of the 2002 Notes in February 2002 and the redemption of the 1997 Notes that were not converted to common stock prior to the March 25, 2002 redemption date.  Foreign currency exchange gains totaled $877,000, interest income totaled $8.3 million and interest expense totaled $10.6 million for the year ended December 31, 2001, compared to foreign currency exchange losses of $723,000, interest income of $10.1 million and interest expense of $11.2 million for the year ended December 31, 2002.

Our results of operations are subject to fluctuations in the value of the Japanese yen against the United States dollar. Sales by us to our Japanese subsidiary are denominated in dollars, and sales by the subsidiary to customers in Japan are denominated in yen. Our Japanese subsidiary manages its exposure to such fluctuations by entering into foreign currency forward exchange contracts to hedge its cash flow exposure to Cymer. From January 1, 2001 through June 30, 2001, gains or losses resulting from the change in the value of contracts entered into prior to July 1, 2001 were recorded as other income (expense) in the consolidated statements of operations. Subsequent to June 30, 2001, gains or losses resulting from contracts entered into after July 1, 2001 were initially recorded in other comprehensive income (loss).  The net amount of unrealized effective gain or loss on the date the light source system is received by our Japanese subsidiary is reclassified to cost of sales on the date that the light source system is sold to the third party. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had approximately $230.7 million in cash and cash equivalents, $93.5 million in short-term investments, $77.5 million in long-term investments, and $397.8 million in working capital.

In August 1997, we issued $172.5 million in aggregate principal amount in a private placement of notes. These 3½% / 7¼% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the 1997 Notes was 21.2766 shares per $1,000 principal amount or an effective conversion price of $47.00 per share.  In 2001, we repurchased a total of $24.9 million of the 1997 notes then outstanding.  The 1997 Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $113.0 million of the outstanding principal amount converted their 1997 Notes into shares of our common stock.  As a result of these conversions, 2,325,542 shares of our common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  The 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3½% per annum.  These 2002 Notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the 1997 Notes. The remaining proceeds will be used for our future operating, investing and financing activities.

Net cash provided by operating activities was approximately $58.4 million and $25.8 million for 2001 and 2002, respectively, compared to $3.6 million used in operating activities for 2003.  Net cash provided by operating activities during 2001 primarily reflects a significant reduction in net income from the prior year due to the downturn in the semiconductor industry during 2001.  As a result of this downturn and overall reduced business activities during the period, there were significant decreases in accounts receivable and inventory during the period.  These were offset by decreases in accounts payable, accrued and other liabilities, and income taxes payable during the same period.  Net cash provided by operating activities during 2002 primarily reflects increases in net income, accounts payable and other liabilities which were offset by increases in inventory.  The increase in inventory was primarily due to the increased bookings and overall business activities in the first three quarters and new raw materials requirements associated with the initial production of the XLA 100 in the fourth quarter of 2002. Cash was also used as part of our investment in research and development for our MOPA platform effort in 2002.  Net cash used in operating activities during 2003 reflects the net loss for the year due to the continued downturn in the semiconductor industry. This net loss for the year also reflects additional overall costs associated with our new XLA 100 light source system and its introduction to manufacturing expenses in early 2003.  Cash was further reduced by increases in customer accounts receivable, decreases in accounts payable, and accrued expenses and other liabilities offset by a decrease in inventory from period to period.

Net cash used in investing activities was approximately $6.2 million, $166.5 million, and $5.2 million for 2001, 2002, and 2003, respectively.  In 2001, the cash used in investing activities was primarily due to the timing of short term and long term investments maturing and being reinvested during the period offset by a $6.0 million payment made to acquire patents and the purchase of $20.4 million in capital equipment.  In 2002, the $166.5 million used in investing activities primarily reflects short-term and long-term investments made using the net proceeds generated by the 2002 Note transactions in February and March 2002, and $45.2 million in capital equipment purchases. Included in these capital purchases for 2002 are costs associated with our new spare parts refurbishment factory in Korea, which was completed in September 2002, and costs associated with the construction of a new manufacturing and office facility adjacent to our corporate headquarters located in San Diego, California. In 2003, the cash used in investing activities was due primarily to the continued construction of the new manufacturing and office facility in San Diego and purchases of required manufacturing equipment for the new facility.  These capital acquisitions during the year were offset by the timing of short-term and long-term investments that matured and were reinvested.

Net cash used in financing activities was approximately $14.5 million for 2001 compared to net cash provided by financing activities of approximately $225.2 million and $41.4 million for 2002 and 2003, respectively.  In 2001, the cash used in financing activities was attributable to the repurchase of $24.9 million in outstanding notes and a net payment on the revolving loan of $1.1 million during the period, partially offset by the receipt of $11.8 million from the exercise of employee stock options.  In 2002, the $225.2 million provided by financing activities was primarily due to the activity during the first quarter of 2002 related to our 2002 Notes. The private placement of notes that we completed in February 2002 resulted in net proceeds of approximately $242.1 million. Of these proceeds, we used $39.6 million to redeem a portion of our outstanding 1997 Notes and pay accrued interest and premiums on those notes. In addition, during 2002 we received proceeds of $22.5 million from the exercise of employee stock options.  In 2003, the cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $48.2 million offset by a $6.7 million payment on our Japanese revolving loan, which occurred in June 2003.

We had certain loan agreements with a commercial bank which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, we were able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required us to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and were not renewed.

Since our initial public offering and a secondary public offering, both in 1996, we have funded our operations primarily from cash generated from operations, the proceeds of the 1997 and 2002 Notes offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

We require substantial working capital to fund our business, particularly to finance inventories, including purchase orders with our vendors and accounts receivable, and for capital expenditures. Our future capital requirements depend on many factors, including our manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products. We believe that we have sufficient working capital to sustain operations and provide for the future expansion of our business for at least the next 12 months.

The following summarizes our contractual obligations and other commitments as of December 31, 2003, and the impact such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	2004	2005	2006	2007	2008	Thereafter	Total

Capital lease obligations	$45	$—	$—	$—	$	$—	$45
Operating lease obligations	4,507	3,809	3,787	3,782	3,236	3,329	22,450
Convertible subordinated notes	—	—	—	—	—	250,000	250,000
Interest on convertible subordinated notes	8,750	8,750	8,750	8,750	8,750	4,375	48,125
Purchase orders (1)	93,878	—	—	—	—	—	93,878

Total commitments	$107,180	$12,559	$12,537	$12,532	$11,986	$257,704	$414,498

(1)  This balance reflects purchase orders outstanding as of March 2, 2004.

At December 31, 2002 and 2003, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

SUBSEQUENT EVENTS

In January 2004, we signed a research and development agreement with Intel.  This agreement will provide us with funding of $20.0 million over the next three years to accelerate the development of production-worthy EUV lithography light sources.  The funding to be received from Intel under this agreement is milestone based and will be netted against our total research and development expenses in the period that the milestone is completed.

In February 2004, we acquired 6% of the remaining 25% minority interest in our majority-owned subsidiary, Cymer Korea.  We paid a total of $2.0 million for this 6% interest and recorded $1.3 million of the $2.0 million as an additional investment in Cymer Korea and the remaining $711,000 as goodwill.  This transaction increased our total interest in Cymer Korea from 75% to 81%.

In February 2004, we signed an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to the EUV technology.  Under the terms of this agreement, we will pay license fees to Intel if we are successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008.  The license payments under this agreement are triggered in the first quarter in which we successfully ship the first complete high volume manufacturing EUV source system.  Upon shipment of this first unit, we will pay Intel $1.25 million in license fees per quarter for a period of 16 quarters.  The quarterly license amounts paid to Intel will be related to the sale of our EUV light source systems and, as a result, will be recorded as cost of sale in the period that the payment is made to Intel.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determines when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE.  The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after December 15, 2003.  We do not believe that we will be subject to the consolidation or disclosure requirements of FIN 46.

In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which supersedes FIN 46.  The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003.  We do not believe the application of this interpretation will have a material effect on the consolidated financial statements.

RISKS AND UNCERTAINTIES THAT MAY AFFECT RESULTS

The risks described below may not be the only risks we face. Additional risks that we do not currently think are material may also impair our business operations.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this annual report on Form 10-K for the period ended December 31, 2003. These factors include:

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

The semiconductor equipment industry is highly cyclical. We derive a substantial percentage of our revenues from photolithography tool manufacturers. Our customers depend in turn on the demand for their photolithography tool products from their customers, the semiconductor device manufacturers. The capital equipment expenditures of semiconductor manufacturers depend on a number of factors, including the current and anticipated market demand for semiconductors and products using semiconductors.

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and currently appears to be recovering from a significant and prolonged downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

Although there is evidence that the prolonged downturn in the semiconductor industry may be over, we are not able to predict with any certainty the recovery of the semiconductor industry or the order of magnitude of any recovery.  The recent downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor manufacturing industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by semiconductor device manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Years ended December 31,
	2001	2002	2003

ASM Lithography	32%	32%	24%
Canon	15%	21%	24%
Nikon	29%	24%	21%

Total	76%	77%	69%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31,
	2002	2003

ASM Lithography	43%	38%
Canon	13%	14%
Nikon	19%	18%

Total	75%	70%

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

Our only product line is excimer light source systems, which include KrF and ArF systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which semiconductor device manufacturers further adopt excimer light sources as the chosen light source for their photolithography tools. The rate with which semiconductor manufacturers adopt excimer light sources may vary for a variety of reasons, including:

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

Our newest product introduction project consists of a technology change from a single- discharge-chamber designed excimer light source to a dual-discharge-chamber design called MOPA.  This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three DUV wavelengths - 248nm, 193nm and 157nm.  There are risks inherent in transitioning to this new technology.  These risks include effective execution of the product development plan, adoption of the product by photolithography tool manufacturers and semiconductor manufacturers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitors.

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

Additionally, we are subject to the risks inherent in doing business globally, including:

•                  unexpected changes in regulatory requirements;

•                  fluctuations in exchange rates and currency controls;

•                  political and economic conditions and instability;

•                  imposition of trade barriers and restrictions, including changes in tariff and freight rates, foreign customs and duties;

•                  difficulty in coordinating our management and operations in several different countries;

•                  difficulties in staffing and managing foreign subsidiary and branch operations;

•                  limited intellectual property protection in some countries;

•                  potentially adverse tax consequences in some countries;

•                  the possibility of accounts receivable collection difficulties;

•                  in the case of Asia, the risk of business interruption and damage from earthquakes;

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

We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers.  For certain optical components used in our light source systems, we currently utilize a single supplier.  To reduce the risk associated with this single supplier, we carry a significant strategic inventory of these components.  Strategic inventories are managed as a percentage of future demand.  We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  In addition, we contract the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore were adversely affected by the industry downturn. Because many of these suppliers cut their work forces or otherwise downsized during the downturn they may not be able to meet our requirements or respond quickly enough as the upturn gains momentum.  Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

We face competition from two companies and may face competition from additional competitors who enter the market.

We are currently aware of two significant competitors that sell light sources for DUV photolithography applications. These competitors are:

•                  Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan; and

•                  Lambda-Physik, a company headquartered in Germany, owned by Coherent, Inc., a U.S. company.  In 2003, Coherent purchased an additional 34% of the outstanding shares of Lambda-Physik, increasing Coherent’s ownership to 94%.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  The Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes to accounting principles generally accepted in the United States of America that would require us to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

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

We believe our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

As of December 31, 2003, we owned 197 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to November 2021.  As of December 31, 2003, we had applied for 79 additional patents in the United States.  As of December 31, 2003, we owned 267 foreign patents and had 317 patent applications pending in various foreign countries.

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

Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in interference proceedings declared by the USPTO in order for the patent office to determine the priority of inventions. The patent office may determine that these third-party patent applications have priority over our patent applications. Loss of priority in these interference proceedings could result in substantial cost to us.

We also rely on the following to protect our confidential information and our other intellectual property:

•                  trade secret protection;

•                  employee nondisclosure agreements;

•                  third-party nondisclosure agreements; and

•                  other intellectual property protection methods.

However, we may not be successful in protecting our confidential information and intellectual property, particularly our trade secrets, because third parties may:

•                  independently develop substantially the same proprietary information and techniques;

•                  gain access to our trade secrets; or

•                  disclose our technology.

The parties to whom we provide research and development services may dispute the ownership of the intellectual property that we develop performing these services.

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs, customers and from SEMATECH, a research consortium, in connection with our designing and developing specific products. Currently, funds from SEMATECH, photolithography tool manufacturers and semiconductor manufacturers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers and SEMATECH, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between us and the photolithography tool manufacturers and SEMATECH. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

In the future, patent litigation may result due to a claim of infringement by our competitors or any other third party or may be necessary to enforce patents issued to us.  Any such litigation could result in substantial cost and diversion of effort by us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license on reasonable terms. In the alternative, we may design around the third party’s intellectual property rights or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in one or more of the following, any of which could have a substantial adverse effect on our business, financial condition and operating results:

•                  loss of our proprietary rights;

•                  exposure to significant liabilities by other third parties;

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

We registered the trademark ‘‘CYMER’’ & “INSIST ON CYMER” and others in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

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

The risks involved with acquiring a new company include the following:

•                  diversion of management’s attention and resources to integrate the new company;

•                  failure to retain key personnel;

•                  amortization of acquired definite-lived intangible assets and deferred compensation;

•                  client dissatisfaction or performance problems with the acquired company;

•                  the cost associated with acquisitions and the integration of acquired operations;

•                  failure to commercialize purchased technologies;

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

We are subject to federal, state and local regulations, such as regulations related to the environment, land use, public utility utilization and the fire code, in connection with the storage, handling, discharge and disposal of substances that we use in our manufacturing process and on our facilities.  We believe that our activities comply with current government regulations that are applicable to our operations and current facilities. We may be required to purchase additional capital equipment or other requirements for our processes to comply with these government regulations in the future if they change. Further, these government regulations may restrict us from expanding our operations. Adopting measures to comply with changes in the government regulations, our failure to comply with environmental and land use regulations, or restrictions on our ability to discharge hazardous substances, could subject us to future liability or cause our manufacturing operations to be reduced or stopped.

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

Various factors may significantly affect the market price of our common stock, including:

•                  the cyclical nature of the semiconductor industry;

•                  actual or anticipated fluctuations in our operating results;

•                  conditions and trends in the light source device and other technology industries;

•                  announcements of innovations in technology;

•                  new products offered by us or our competitors;

•                  developments of patents or proprietary rights;

•                  changes in financial estimates by securities analysts;

•                  general worldwide political, economic, and market conditions;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Cymer conducts business in several international currencies through its global operations. Due to the large volume of Cymer’s business that is conducted in Japan, the Japanese operation poses the greatest foreign currency risk.  Cymer uses financial instruments, principally foreign currency forward exchange contracts, in Japan to manage its foreign currency exposures. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer’s inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen.  Cymer does not enter into foreign currency forward exchange contracts for trading purposes.

As of December 31, 2003, Cymer had outstanding foreign currency forward exchange contracts to buy U.S. $81.0 million for 9.3 billion yen under foreign currency exchange facilities with contract rates ranging from 107.09 yen to 120.6 yen per U.S. dollar.  These contracts expire on various dates through February 2005.

Cymer’s foreign currency forward exchange contracts qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, Cymer defers changes in the fair value of these contracts and records the amount in other comprehensive income (loss) and subsequently reclassifies the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The unrealized loss or fair value of these contracts and the deferred loss totaled $6.4 million and $2.7 million, respectively, as of December 31, 2003.  The fair value of these foreign currency forward exchange contracts as of December 31, 2003 would have changed by $8.1 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense.  These 2002 Notes are recorded at face value on the consolidated balance sheets.  The fair value of such debt based on quoted market prices on December 31, 2003 was $276.0 million.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2003, have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in Cymer’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Cymer’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding the identification and business experience of Cymer’s directors under the caption “Proposal 1 - Election of Directors” in Cymer’s Proxy Statement for the annual meeting of stockholders to be held on May 20, 2004 to be filed with the Securities and Exchange Commission within 120 days after the end of Cymer’s fiscal year ended December 31, 2003, is incorporated herein by reference.  For information regarding the identification and business experience of Cymer’s executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to Cymer’s executive officers and directors under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Cymer’s Proxy Statement is incorporated herein by reference.

In 2003, Cymer adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Within the next two months Cymer will post the text of the code of ethics on its website which can be accessed at http://www.cymer.com under “Investor relations.”  In addition, Cymer will promptly disclose on its website (1) the nature of any amendment to the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on Cymer’s website in the future.

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

Item 14.  Principal Accounting Fees and Services

The information under the caption “Principal Accounting Fees and Services” in Cymer’s Proxy Statement is incorporated herein by reference.

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

Description

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts and Reserves

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

(b)                                 Reports on Form 8-K.  On October 21, 2003, Cymer filed a Form 8-K announcing its third quarter 2003 financial results.

(c)                                  Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

3.2

Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Cymer (incorporated herein by reference to Exhibit 1 to Cymer’s Form 8-A, dated February 20, 1998).

3.3	Certificate of Amendment of Articles of Incorporation of Cymer, Inc.

(incorporated herein by reference to Exhibit 3.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.4		Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.3 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.5		Amendment to Bylaws of Cymer, Inc. (incorporated herein by reference to Exhibit 3.4 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.1

Preferred Shares Rights Agreement, dated as of February 13, 1998 between Cymer and ChaseMellon Shareholder Services, L.L.C. (now Mellon Investor Services L.L.C.) (incorporated herein by reference to Exhibit 1 to Cymer’s Form 8-A, dated February 20, 1998).

4.2

Agreement of Substitution and Amendment of Preferred Share Rights Agreement, dated January 13, 2003, between Cymer and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.2 to Cymer’s Annual Report on Form 10-K filed for the year ended December 31, 2002).

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

10.1	#	Form of Indemnification Agreement with Directors and Officers.

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

10.5

Contract Manufacturing Agreement - Lithography Laser, dated August 28, 1992, by and between Cymer and Seiko Instruments Inc. (the “Seiko Agreement”) (incorporated herein by reference to Exhibit 10.16 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

Addendum No. 2 to the Seiko Agreement, dated February 21, 2000 (incorporated herein by reference to Exhibit 10.5 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 1999).

Termination of Seiko Contract Manufacturing Agreement - Lithography Laser, dated March 31, 2003 (incorporated herein by reference to Exhibit 10.5 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6	#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.7	#

Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-48242).

10.8	#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.3 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.9	#	1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

10.10	#

2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.11	#

Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.12	#

Employment Agreement, effective as of April 1, 2002, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.13	#	Employment Agreement, effective as of March 1, 2004, by and between Nancy J. Baker and Cymer.

10.14	#

Employment Agreement, effective as of June 1, 2003, by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.15	#

Employment Agreement, effective as of May 1, 2003, by and between Edward P. Holtaway and Cymer (incorporated herein by reference to Exhibit 10.4 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.16	#

Employment Agreement, effective as of May 1, 2003, by and between Brian C. Klene and Cymer (incorporated herein by reference to Exhibit 10.5 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.17	#

Employment Agreement, effective as of May 1, 2003, by and between Jung Ho (John) Shin and Cymer (incorporated herein by reference to Exhibit 10.6 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.18	#

Employment Agreement, effective as of June 1, 2003, by and between Hugh R. Grinolds and Cymer (incorporated herein by reference to Exhibit 10.3 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.19	#

Employment Agreement, effective as of May 1, 2003, by and between Rae Ann Werner and Cymer (incorporated herein by reference to Exhibit 10.7 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.20	#

Employment Agreement, effective as of October 1, 2003, by and between James M. Caltrider and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.21	#	Employment Agreement, effective September 29, 2003, by and between Anthony Yen and Cymer.

10.22	#	Description of Cymer Incentive Bonus Program.

10.23	#	Cymer Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.24

Credit Agreement, dated as of June 28, 2001, by and between Cymer, Inc. and Wells Fargo HSBC Trade Bank (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.25

Amendment No. 1, dated June 7, 2002, by and between Cymer, Inc. and Wells Fargo HSBC Bank, N.A. (incorporated herein by reference to Exhibit 10.19 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	*

Patent License Agreement, dated May 14, 2001, by and among Cymer, Inc., Linda B. Jacob, Joseph A. Mangano, and Science Research Laboratory, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Patent Sublicense Agreement, dated May 14, 2001, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.27		Patent Sublicense Agreement, dated November 7, 2003, by and between SRL-EUV, LLC and Cymer, Inc.

10.28		Patent Sublicense Agreement, dated November 7, 2003, by and between Science Research Laboratory, Inc. and Cymer, Inc.

10.29	#	Reduction in Force Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.30	#	Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.22 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.31

Credit Agreement, dated October 30, 2001, by and between Cymer Japan, Inc. and Wells Fargo HSBC Trade Bank, N.A. (incorporated herein by reference to Exhibit 10.25 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002).

Parent Guarantee, dated October 30, 2001, by Cymer, Inc. with respect to Credit Agreement between Wells Fargo HSBC Trade Bank, N.A. and Cymer Japan, Inc. (incorporated herein by reference to Exhibit 10.25 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002).

Amendment No. 1, dated June 7, 2002, by and between Cymer Japan, Inc. and Wells Fargo HSBC Bank, N.A. (incorporated herein by reference to Exhibit 10.25 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	#	Description of President/COO Bonus Plan (incorporated herein by reference to Exhibit 10.26 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2002).

14.1		Code of Ethics for Chief Executive, Chief Financial and Chief Accounting Officers

21.1		Subsidiaries of Cymer

23.1		Consent of KPMG LLP, Independent Auditors

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

#  Indicates management contract or compensatory plan or arrangement.

*  Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.

(d)                                                         Financial Statement Schedules.  See item 15, paragraph (a) (2), above.

SIGNATURES

CYMER, INC.

Dated: March 9, 2004	By:	/s/	ROBERT P. AKINS
Robert P. Akins,
Chief Executive Officer, and Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nancy J. Baker and Rae Ann Werner, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT P. AKINS	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	March 9, 2004
Robert P. Akins

/s/ NANCY J. BAKER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2004
Nancy J. Baker

/s/ RAE ANN WERNER	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004
Rae Ann Werner

/s/ CHARLES J. ABBE	Director	March 9, 2004
Charles J. Abbe

/s/ EDWARD H. BRAUN	Director	March 9, 2004
Edward H. Braun

/s/ MICHAEL R. GAULKE	Director	March 9, 2004
Michael R. Gaulke

/s/ WILLIAM G. OLDHAM	Director	March 9, 2004
William G. Oldham

/s/ PETER J. SIMONE	Director	March 9, 2004
Peter J. Simone

/s/ YOUNG K. SOHN	Director	March 9, 2004
Young K. Sohn

/s/ JON D. TOMPKINS	Director	March 9, 2004
Jon D. Tompkins

Independent Auditors’ Report

The Board of Directors
Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and, accordingly, changed its method of accounting for goodwill in 2002.

San Diego, California
January 23, 2004, except for note 17,
     which is as of February 4, 2004

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$196,643	$230,657
Short-term investments	71,249	93,474
Accounts receivable – net	52,341	62,819
Inventories	100,119	93,012
Deferred income taxes	20,041	1,407
Prepaid expenses and other assets	6,029	5,513
Total current assets	446,422	486,882

PROPERTY AND EQUIPMENT – NET	112,209	128,849
LONG-TERM INVESTMENTS	159,029	77,509
DEFERRED INCOME TAXES	20,553	80,711
GOODWILL – NET	10,597	7,647
INTANGIBLE ASSETS – NET	8,565	12,925
OTHER ASSETS	9,512	8,698

TOTAL ASSETS	$766,887	$803,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,344	$19,099
Accounts payable – related party	155	—
Accrued warranty and installation	30,078	26,486
Accrued payroll and benefits	7,334	7,196
Accrued patents, royalties and other fees	6,806	8,436
Foreign currency forward exchange contracts	907	6,401
Income taxes payable	11,321	16,473
Revolving loan	6,667	—
Accrued and other current liabilities	5,683	4,945
Total current liabilities	95,295	89,036

CONVERTIBLE SUBORDINATED NOTES	250,000	250,000
OTHER LIABILITIES	5,154	5,660
MINORITY INTEREST	4,104	5,195

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 34,227,000 and 36,345,000 shares outstanding at December 31, 2002 and 2003, respectively	34	36
Additional paid-in capital	302,501	358,988
Unearned compensation	(2,358)	(146)
Accumulated other comprehensive loss	(3,429)	(5,734)
Retained earnings	115,586	100,186
Total stockholders’ equity	412,334	453,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,887	$803,221

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2001	2002	2003

REVENUES:
Product sales	$267,003	$287,995	$265,816
Other	2,441	2,165	1,680
Total revenues	269,444	290,160	267,496

COSTS AND EXPENSES:
Cost of product sales	151,340	162,095	187,679
Research and development	58,368	73,714	58,231
Sales and marketing	19,617	17,153	16,966
General and administrative	18,990	18,212	39,094
Amortization of goodwill and intangible assets	3,148	160	160
Purchased in-process research and development	5,050	—	—
(Gain) loss on debt extinguishment	(610)	163	—

Total costs and expenses	255,903	271,497	302,130

OPERATING INCOME (LOSS)	13,541	18,663	(34,634)

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	877	(723)	436
Interest and other income	8,290	10,055	8,928
Interest and other expense	(10,614)	(11,246)	(10,503)

Total other expense – net	(1,447)	(1,914)	(1,139)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	12,094	16,749	(35,773)

INCOME TAX PROVISION (BENEFIT)	2,871	2,706	(21,464)
MINORITY INTEREST	(368)	(447)	(1,091)

INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	8,855	13,596	(15,400)

Cumulative change in accounting principle, net of taxes	(370)	—	—

NET INCOME (LOSS)	$8,485	$13,596	$(15,400)

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share:
Before cumulative change in accounting principle	$0.29	$0.41	$(0.44)
Cumulative change in accounting principle	(0.01)	—	—
Basic earnings (loss) per share	$0.28	$0.41	$(0.44)
Weighted average common shares outstanding	30,474	33,317	35,065

Diluted earnings (loss) per share:
Before cumulative change in accounting principle	$0.28	$0.39	$(0.44)
Cumulative change in accounting principle	(0.01)	—	—
Diluted earnings (loss) per share	$0.27	$0.39	$(0.44)
Weighted average common and dilutive potential common shares outstanding	31,108	34,712	35,065

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive (loss)	Retained Earnings	Total Stockholders’ Equity	Total Comprehensive Income (loss)

	Common Stock
	Shares	Amount

BALANCE, JANUARY 1, 2001	29,496	$29	$145,996	(24,871)	$—	$(1,691)	$93,505	$212,968

Exercise of common stock options and warrants	550	1	9,631					9,632
Issuance of employee stock purchase plan shares	113		2,148					2,148
Issuance of shares in acquisition of ACX	689	1	14,981					14,982
Issuance of options in acquisition of ACX			5,889		(4,439)			1,450
Issuance of warrants under SRL license agreement			4,322					4,322
Amortization of unearned compensation					971			971
Income tax benefit from stock options exercised			1,827					1,827
Net income							8,485	8,485	$8,485
Other comprehensive income:
Translation adjustment, net of tax						(3,610)		(3,610)	(3,610)
Net unrealized gain on available-for-sale investments, net of tax						270		270	270
Net unrealized gain on derivatives, net of tax						1,369		1,369	1,369
Total comprehensive income									$6,514

BALANCE, DECEMBER 31, 2001	30,848	31	184,794	(24,871)	(3,468)	(3,662)	101,990	254,814

Exercise of common stock options and warrants	900	1	19,748					19,749
Issuance of employee stock purchase plan shares	154		2,798					2,798
Amortization of unearned compensation					1,110			1,110
Conversion of 1997 Notes to common stock	2,325	2	88,125	24,871				112,998
Non-employee stock options granted			75					75
Employee stock options – change in status			86					86
Employee stock awards			22					22
Income tax benefit from stock options exercised			6,853					6,853
Net income							13,596	13,596	$13,596
Other comprehensive income:
Translation adjustment, net of tax						135		135	135
Net unrealized gain on available-for-sale investments, net of tax						1,966		1,966	1,966
Net unrealized loss on derivatives, net of tax						(1,868)		(1,868)	(1,868)
Total comprehensive income									$13,829

BALANCE, DECEMBER 31, 2002	34,227	34	302,501	—	(2,358)	(3,429)	115,586	412,334

Exercise of common stock options and warrants	1,899	2	44,083					44,085
Issuance of employee stock purchase plan shares	217		4,072					4,072
Amortization of unearned compensation					737			737
Reversal of unearned compensation			(1,475)		1,475			—
Non-employee stock options granted			235					235
Employee stock options – change in status			1,102					1,102
Employee stock awards	2		22					22
Income tax benefit from stock options exercised			8,448					8,448
Net loss							(15,400)	(15,400)	$(15,400)
Other comprehensive income:
Translation adjustment, net of tax						799		799	799
Net unrealized loss on available for-sale investments, net of tax						(894)		(894)	(894)
Net unrealized loss on derivatives, net of tax						(2,210)		(2,210)	(2,210)
Total comprehensive loss									$(17,705)

BALANCE, DECEMBER 31, 2003	36,345	$36	$358,988	$—	$(146)	$(5,734)	$100,186	$453,330

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2001	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$8,485	$13,596	$(15,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative change in accounting principle	370	—	—
(Gain) loss on debt extinguishment	(610)	163	—
Depreciation and amortization	25,699	25,492	30,938
Non-cash stock-based compensation	—	183	1,359
Amortization of unearned compensation	971	1,110	737
Minority interest	368	447	1,091
Purchased in-process research and development	5,050	—	—
Provision for deferred income taxes	(386)	(31)	(1,305)
Loss on disposal and impairment of property and equipment	505	675	18,106
Change in assets and liabilities – net of acquisition in 2001:
Accounts receivable – net	35,969	(2,285)	(10,478)
Income taxes receivable	(3,039)	3,153	—
Foreign currency forward exchange contracts	1,417	939	1,749
Inventories	15,179	(38,335)	7,107
Prepaid expenses and other assets	615	(2,538)	59
Accounts payable	(8,146)	10,770	(7,400)
Accrued expenses and other liabilities	(16,322)	5,813	(8,092)
Income taxes payable	(7,741)	6,651	(22,066)

Net cash provided by (used in) operating activities	58,384	25,803	(3,595)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,405)	(45,217)	(62,783)
Purchases of investments	(164,302)	(284,352)	(107,749)
Proceeds from sold or matured investments	184,759	163,410	165,527
Acquisition of Active Control eXperts, Inc., net of cash acquired	(279)	—	—
Acquisition of patents	(6,000)	—	—
Acquisition of minority interest	—	(360)	(180)

Net cash used in investing activities	(6,227)	(166,519)	(5,185)

FINANCING ACTIVITIES:
Net repayments under revolving loan and security agreements	(1,093)	(1,672)	(6,667)
Proceeds from issuance of common stock	11,781	22,547	48,157
Redemption of convertible subordinated notes	(24,930)	(39,598)	—
Issuance of convertible subordinated notes	—	250,000	—
Issuance of convertible subordinated notes offering costs	—	(7,873)	—
Minority interest investments in subsidiary	—	1,900	—
Payments on capital lease obligations	(281)	(56)	(50)

Net cash (used in) provided by financing activities	(14,523)	225,248	41,440

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,117)	916	1,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,517	85,448	34,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	79,678	111,195	196,643

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$111,195	$196,643	$230,657

	Years ended December 31,
	2001	2002	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,778	$10,473	$9,004
Income taxes paid (refunded), net	$13,982	$(7,821)	$1,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for acquisition of patents	$4,322	$—	$—
Stock and stock options issued in acquisition of Active Control eXperts, Inc.	$20,871	$—	$—
Conversion of subordinated notes to equity	$—	$112,998	$—
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$—	$—	$1,475
Intangible assets included in accrued liabilities	$—	$—	$5,990
Reversal of deferred tax asset valuation allowance against goodwill	$—	$—	$2,950

See Notes to Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Cymer, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer” or the Company), are engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to manufacturers of photolithography tools in the semiconductor equipment industry.  Cymer sells its product to customers primarily in Japan, Asia, Europe and the United States.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”),  Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 75% of Cymer Korea.  During 2002, Active Control eXperts, Inc. or ACX was a wholly-owned subsidiary of Cymer, Inc.  Effective January 1, 2003, ACX was merged with and into Cymer, Inc.  Cymer sells its excimer light sources in Japan primarily through Cymer Japan. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea provides manufacturing, refurbishment, field service, and administrative activities for that region. All significant intercompany balances have been eliminated in consolidation.

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

Cash Equivalents – Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less.

Investments – Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is Cymer’s general intent to hold such securities until maturity, Cymer will occasionally sell certain securities for cash flow purposes. Therefore, Cymer’s investments are classified as available-for-sale and are carried on the balance sheet at fair value, with unrealized gains and losses reported in stockholders’ equity.  Unrealized losses at December 31, 2003 were $9,000.  We have concluded that this unrealized loss is a temporary impairment, as it represents an excess of book value over market value on a single U.S. government agency bond, held for only 8 days and due to mature in less than 90 days as of December 31, 2003.  Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Inventories – Inventories are carried at the lower of standard cost, which approximates first-in, the first-out method, or market.  Cost includes material, labor and manufacturing overhead costs. Cymer reviews the components of its inventory on a regular basis for excess or obsolete inventory and makes appropriate allowances and dispositions in the period that such inventory is identified.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Equipment acquired under capital leases is stated at the present value of the future minimum lease payments. Additions and improvements are capitalized and maintenance and repairs are expensed when incurred.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets (generally one to five years).  The Cymer owned buildings are depreciated over a useful life of twenty years. Leasehold improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the life of the asset or the remaining lease term. Amortization of equipment obtained under capital leases is included in depreciation expense in the accompanying consolidated financial statements.  Light source systems built for internal use are capitalized and depreciated using the straight-line method over three years.

Goodwill/Intangible Assets – Cymer adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS 142 superceded Accounting Principles Board Opinion No. 17, “Intangible Assets”, and discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. In addition, SFAS 142 includes provisions regarding the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, the reassessment of the useful lives of existing intangible assets, and the annual testing for impairment of existing goodwill and other intangible assets with indefinite lives. In accordance with the adoption of SFAS 142 on January 1, 2002, Cymer ceased the amortization of goodwill and intangible assets with indefinite lives, and completed the required transitional impairment test, which resulted in no indication of impairment. Cymer also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141.  As a result, Cymer reclassified assembled workforce net of amortization of $617,000 from intangible assets to goodwill, as assembled workforce no longer meets the definition of an identifiable intangible asset under the provisions of SFAS No. 141. In accordance with SFAS 142, Cymer conducts an annual impairment test of goodwill.  This test is conducted in the fourth quarter of each fiscal year, or whenever events or circumstances occur indicating potential impairment.

Intangible assets consist primarily of acquired patents and purchased technology. Intangible assets with definite lives are recorded at cost and are amortized using the straight-line method over their expected useful lives from four to eight years. Cymer reviews the carrying value and remaining useful life of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting Cymer’s average cost of funds.  The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of – On January 1, 2002, Cymer adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable, accounts payable, accounts payable – related party, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, income tax payable and accrued and other current liabilities – The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accounts payable – related party, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, accrued interest, income tax payable and accrued and other current liabilities approximates fair value because of the short maturity of these instruments.

Investments – Investments are carried at fair value which is based on quoted market prices for such securities.

Foreign Currency Forward Exchange Contracts – The fair value of foreign currency forward exchange contracts is determined using the quoted exchange rate (see “Derivative Instruments” below).

Convertible Subordinated Notes – Convertible Subordinated Notes are recorded at face value of $250.0 million at December 31, 2002 and 2003. The fair value of such debt, based on quoted market prices at December 31, 2002 and 2003 was $245.9 million and $276.0 million, respectively.

Revolving Loan – The carrying amount reported for Cymer’s revolving loan approximates its fair value because the underlying instrument bears interest at rates comparable to current rates offered to Cymer for instruments of similar terms and risk.

Guarantees – Cymer adopted the disclosure provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, during the quarter ended December 31, 2002 and has adopted the recognition and measurement provisions as required after December 31, 2002.  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this interpretation.

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods. On average, the warranty period for consumables and spare parts is approximately 6 months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is reviewed monthly and determined using a financial model, which considers actual historical expenses, and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle. The warranty provision for consumables and spares is determined using actual historical data. For both light source systems and consumables, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the year ended December 31, 2002 and 2003 (in thousands):

	2002	2003

Balance, January 1	$26,750	$29,600
Liabilities accrued for warranties issued during the year, net of adjustments and expirations (1)	17,125	15,505
Warranty expenditures incurred during the year	(14,275)	(18,905)
Balance, December 31	$29,600	$26,200

(1)  Included in this amount are adjustments to existing warranty reserves as a result of normal recurring updates made to the risk factors used in the warranty model.

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

Comprehensive Income – Comprehensive income (loss) includes net income (loss), effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition – Cymer recognizes revenue when all four revenue recognition criteria have been met.  These four criteria are as follows: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. Cymer’s revenue is generated from product sales, which includes light source systems, consumables and spare parts, upgrades, service, service contracts and training.  In addition, Cymer generates other revenue which primarily represents revenue earned from funded development activities and license fees.

Cymer’s revenue recognition policy results in revenue being recognized as follows for product sales 1) For light source systems that have proven to meet specifications prior to shipment and do not have acceptance provisions, the revenue is recognized once legal title passes to the customer.  The systems are tested by Cymer in environments similar to those used by the customers prior to shipment to ensure that they meet the customer’s specifications and will interface with the customer’s software.  As the shipping terms vary by customer, title will transfer based upon the shipping terms specific to that customer.  2)  For light source systems which are shipped to customers requiring acceptance provisions, the revenue is recognized at such time that the acceptance conditions are satisfied.  3)  For consumables and spare parts sales, revenue is recognized at the point that legal title passes to the customer.  For consumables and spare parts sales, legal title generally passes to the customer upon shipment from the Cymer facility.  4)  For service and training sales which are generated from a billable service call or a training class, revenue is recognized when the services or training have been rendered to the customer. 5) For service contract sales, revenue is generally recognized ratably over the life of the contract or per the specific terms of the agreement.

Revenue classified as “other revenue” in Cymer’s statements of operations is recorded as revenue on a basis consistent with the performance requirement of the funded development or license agreement. Revenue from funded development contracts is generally recognized on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  Revenues generated from funded development contracts are derived from cost sharing contracts between Cymer and certain customers.  The costs associated with these contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.  Payments received in advance of performance are recorded as deferred revenue.

Warranty Expense – Cymer warrants its new light source products against defects in design,  materials, and workmanship. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment and the spare part warranty period on average is approximately 6 months from the date of shipment. Cymer records a provision for warranty for all products when the related product revenue is recognized.  Warranty provisions are included in cost of product sales in the accompanying consolidated statements of operations.  In general, the warranty provision for both light source systems and spare parts is based upon actual historical expenses and potential risks associated with Cymer’s different light source system models. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

Research and Development – Research and development costs are expensed in the period incurred and include costs associated with funded development contracts.  The funded development contracts are generally cost sharing contracts between Cymer and a customer where each party pays near equivalent portions of the total development costs.  As a result, costs for the funded development contracts approximate the revenue recorded for these contracts in other revenue in the accompanying statements of operations. The services performed under the funded development contracts are provided on a best efforts basis.

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

Stock-Based Compensation – Cymer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards Board No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Cymer accounts for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those related to employees who changed status for the years ended December 31, 2002 and 2003 was $161,000 and $1.3 million, respectively.  There was no stock-based compensation expense recorded for non-employees for the year ended December 31, 2001.

Under SFAS 123, the weighted average per share fair value of the options granted for the years ended 2001, 2002, and 2003 was $14.36, $17.45 and $19.20 , respectively, on the date of grant.  Fair value under SFAS 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For risk free interest, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for ESPP.

	2001	2002	2003

Dividend yield	None	None	None
Volatility rate	84%	83%	79%
Weighted average risk free interest:
Options	4.42%	3.34%	3.16%
ESPP	3.06%	1.88%	1.26%
Assumed forfeiture rate	5%	5%	5%
Expected life:
Options	6 years	6 years	6 years
ESPP	.5 years	.5 years	.5 years

The following table compares net income (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123, (in thousands, except per share amounts):

	Years ended December 31,
	2001	2002	2003

Net income (loss), as reported	$8,485	$13,596	$(15,400)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(32,139)	(33,585)	$(10,389)

Pro forma net loss	$(23,654)	$(19,989)	$(25,789)

Earnings (loss) per share:
Basic – as reported	$0.28	$0.41	$(0.44)
Basic – pro forma	$(0.78)	$(0.60)	$(0.74)

Diluted – as reported	$0.27	$0.39	$(0.44)
Diluted – pro forma	$(0.78)	$(0.60)	$(0.74)

Foreign Currency Translation – The financial statements of Cymer’s foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Derivative Instruments – Cymer conducts business in several international currencies through its global operations. Due to the large volume of Cymer’s business that is conducted in Japan, the Japanese operation poses the greatest foreign currency risk.  Cymer uses financial instruments, principally foreign currency forward exchange contracts, to manage its foreign currency exposures in Japan. Cymer enters into foreign currency forward exchange contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer’s inventories by Cymer Japan in US dollars for resale under firm third-party sales commitments denominated in Japanese Yen.  Cymer does not enter into foreign currency forward exchange contracts for trading purposes.

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

Cymer’s derivative instruments are designated as cash flow hedging instruments. Cymer adopted SFAS 133 on January 1, 2001 but did not qualify for cash flow hedge accounting treatment until July 1, 2001 due to the extensive documentation and administrative requirements. Accordingly, for contracts which Cymer entered into from January 1, 2001 to June 30, 2001, Cymer recorded changes in the fair value of these foreign currency forward exchange contracts directly through earnings in other income (expense) in the period that such changes occurred.  For those contracts that have been entered into on or after July 1, 2001, Cymer defers effective changes in the fair value of its foreign currency forward exchange contracts into other comprehensive income and subsequently reclassifies the effective changes to cost of product sales in the same period that the related sale is made to the third party.  Prior to the adoption of SFAS 133, Cymer accounted for all such gains and losses through cost of product sales in the same period as the related sale was made to the third party.  Upon adoption of SFAS 133 on January 1, 2001, Cymer recorded a loss to cumulative change in accounting principle of $370,000 and a gain of $2.4 million to accumulated other comprehensive income per SFAS 133 transition guidelines.

At December 31, 2003, Cymer had outstanding foreign currency forward exchange contracts to buy US $81.0 million for 9.3 billion yen under foreign currency exchange facilities with contract rates ranging from 107.09 yen to 120.6 yen per US dollar.  These contracts expire on various expiration dates through February 2005.  Cymer recognized a net gain through cost of product sales from the foreign currency exchange contracts of $2,320,000 for the year ended December 31, 2001, and a net loss of $992,000 and $2,484,000 for the years ended December 31, 2002 and 2003, respectively.

Concentration of Credit Risk – Financial instruments, which potentially subject Cymer to concentrations of credit risk, consist principally of cash and accounts receivable.

Cash and cash equivalents – Cymer invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to Cymer’s corporate investment policy and prevailing market conditions.  Cymer has not experienced any material losses on its cash and investment accounts.  At times, cash balances held in financial institutions are in excess of federally insured limits. Cymer performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing.  At December 31, 2002 and 2003, Cymer had $196.6 million and $230.4 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

Accounts receivable – Cymer maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense.  Management periodically determines the adequacy of this allowance by continually evaluating individual customer receivables considering the customer’s financial condition, security deposits, and current economic conditions.  Credit losses to date have been minimal.

Major Customers – Revenues from major customers are detailed as follows:

	Years ended December 31,
	2001	2002	2003
	(in thousands)
Customer
ASM Lithography	$85,758	$92,286	$63,793
Canon	41,698	61,709	64,459
Nikon	77,490	68,358	55,107

Accounts receivable balances for these same major customers are detailed as follows:

	December 31,
	2002	2003
	(in thousands)
Customer
ASM Lithography	$20,729	$22,033
Canon	6,290	8,041
Nikon	9,262	10,550

Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 41%, 43% and 44% of revenues for the years ended December 31, 2001, 2002, and 2003, respectively. Revenues from ASM Lithography in the Netherlands accounted for 32%, 32% and 24% of revenues for the years ended December 31, 2001, 2002, and 2003, respectively.

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2001, 2002 and 2003, respectively:

	Years ended December 31,
	2001	2002	2003
	(in thousands)
Basic weighted average common shares outstanding	30,474	33,317	35,065

Effect of dilutive securities:
Warrants	—	19	—
Options	634	1,376	—

Diluted weighted average common and potential common shares outstanding	31,108	34,712	35,065

For the years ended December 31, 2001, 2002, and 2003, weighted average options and warrants to purchase 3,614,000, 2,489,000 and 3,943,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the years ended December 31, 2001, 2002, and 2003, weighted average common shares attributable to convertible subordinated notes of 3,387,000, 5,077,000 and 5,000,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

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

Cymer adopted the provisions of Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003.  SFAS No. 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Cymer reclassified the 2001 gain and the 2002 loss on extinguishment of debt from an extraordinary gain (loss) on debt extinguishment to operating expenses in the consolidated statements of operations.

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

The adoption of this statement did not have an impact on Cymer’s financial condition or results of operation.

Cymer adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002.  Cymer adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for warranty provisions, intellectual property indemnification clauses that are contained within many of Cymer’s customer agreements and third-party bank guarantees that Cymer had with one of our subsidiaries until June 2003.  These provisions fall within the disclosure requirements prescribed by FIN 45.

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

The purchased in-process research and development (“IPR&D”) totaling $5.1 million, which related to one vibration control development project, was expensed upon acquisition because the application of ACX’s technology to semiconductor manufacturing required further research and development before reaching technological feasibility and commercial viability.  In valuing the ACX IPR&D, consideration was given to key characteristics of the product under development, as well as the technology’s life cycle, and the project’s stage of development.  A discounted cash flow model was used to value the ACX IPR&D which included key assumptions related to ACX’s revenue growth, cost of goods levels, selling, general, and administrative expenses, research and development expenses, and income tax rates, all over a four year projection period from 2001 through 2004.  The estimated cash flows attributable to the technology were converted to present value equivalents using a 20% discount rate.  The value of the ACX IPR&D was then calculated by summing the net present value amounts over the four year projection period, adding the tax amortization benefit, and applying a 70% percentage of completion factor for the project.

Cymer continued to conduct research and development on the vibration control project that related to this IPR&D charge following the acquisition in February 2001.  The core technology was pursued as both a stand-alone product and one that could be embedded into Cymer’s future light source system products.  Development of this technology as a stand-alone product was conducted through the end of the third quarter 2001.  At that time, Cymer and a potential customer for the stand-alone product decided not to pursue this product further.  During the same period, Cymer further developed this same core technology so that it could be embedded in certain core modules of its light source system products.  This ACX technology was successfully embedded in the NanoLith 7000 light source system, which was introduced in the third quarter of 2001.  The project completion date was consistent with the Company’s original estimate at the time of the acquisition.  This technology is also embedded in several of the core modules of Cymer’s newest light source system products, the ELS-7000 and the XLA 100 light sources, which were released in early 2002 and 2003, respectively.  During the period that the core technology was being completed as an application in the semiconductor industry, Cymer incurred and expensed additional costs of approximately $2.5 million, which were consistent with the costs originally anticipated to complete the project.  The technology as embedded in Cymer’s existing light systems projects has been consistent with the sales projections used in determining the value of the IPR&D.  As with Cymer’s other core technologies, Cymer intends to continue to develop ACX vibration control technology so that it can expand the technology’s application further within Cymer’s existing light source system products and include it in newly developed products.

Given the successful completion of the above research program and performance of the associated product, Cymer believes the assumptions used to determine the IPR&D charge are reasonable.

3.                      BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
ACCOUNTS RECEIVABLE:
Trade	$46,283	$58,514
Notes and other	7,814	6,269
	54,097	64,783
Less allowance for doubtful accounts and notes	(1,756)	(1,964)
Total	$52,341	$62,819

INVENTORIES:
Raw materials	$44,252	$37,393
Work-in-progress	32,718	26,949
Finished goods	37,849	40,698
Allowance for excess and obsolete inventory	(14,700)	(12,028)
Total	$100,119	$93,012

PROPERTY AND EQUIPMENT:
Land	$9,080	$9,080
Building	31,178	88,547
Building improvements	2,451	4,280
Furniture and equipment	77,434	72,287
Capitalized light sources	40,850	33,069
Leasehold improvements	27,412	2,860
Construction in process	17,641	1,521
	206,046	211,644
Less accumulated depreciation and amortization	(93,837)	(82,795)
Total	$112,209	$128,849

4.                      INVESTMENTS

Investments at December 31, 2002 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$35,762	$275	$(135)	$35,902
Commercial paper	13,988	3	—	13,991
U.S. government agencies	14,994	98	—	15,092
Other	6,218	46	—	6,264
Total	$70,962	$422	$(135)	$71,249

Long-term:
Corporate debt securities	$136,247	$3,200	$(38)	$139,409
U.S. government agencies	19,259	361	—	19,620
Total	$155,506	$3,561	$(38)	$159,029

Investments at December 31, 2003 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Short-term:
Corporate debt securities	$66,526	$454	$—	$66,980
Commercial paper	8,438	—	—	8,438
U.S. government agencies	16,000	59	9	16,050
Other	2,003	3	—	2,006
Total	$92,967	$516	$9	$93,474

Long-term:
Corporate debt securities	65,337	1,488	—	66,825
U.S. government agencies	3,154	89	—	3,243
Other	7,234	207	—	7,441
Total	$75,725	$1,784	$—	$77,509

As of December 31, 2003, the contractual maturities of debt securities were as follows (in thousands):

	Less than One Year	One to Three Years	Total

Short-term:	93,474	—	93,474
Long-term:	—	77,509	77,509

Total	93,474	77,509	170,983

5.                      REPORTING COMPREHENSIVE INCOME

Comprehensive income (loss) includes net income (loss), effective unrealized gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive income (loss) for the year ended December 31, 2003 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses on) foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

January 1, 2001	Balance	$(1,797)	$106	$—	$(1,691)
	Period net change	(3,610)	270	1,369	(1,971)
December 31, 2001	Balance	(5,407)	376	1,369	(3,662)
	Period net change	135	1,966	(1,868)	233
December 31, 2002	Balance	(5,272)	2,342	(499)	(3,429)
	Period net change	799	(894)	(2,210)	(2,305)
December 31, 2003	Balance	$(4,473)	$1,448	$(2,709)	$(5,734)

6.                      GOODWILL AND INTANGIBLE ASSETS

As of the date of adoption of SFAS No. 142, on January 1, 2002, Cymer had unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets, excluding acquired patents, in the amount of $1.1 million, all of which were subject to the transition provisions of SFAS No. 142.

During the fourth quarter of 2003, Cymer completed its annual impairment test of goodwill and intangible assets, and concluded that no impairment of goodwill existed.

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001 and 2003 (see Note 13).  As of December 31, 2002 and December 31, 2003, the net carrying amount of these patents was $8.2 million and $12.7 million, respectively.

Aggregate amortization expense was $3,148,000, $160,000 and $160,000 for the years ended December 31, 2001, 2002, and 2003, respectively.  As of December 31, 2003, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Year ended December 31, 2004	$160
Year ended December 31, 2005	$20

The following table summarizes the activity in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 (in thousands):

Goodwill as of December 31, 2001	$9,791
Goodwill acquired for acquisition of 5% minority interest of Cymer Korea	189
Reclassification of assembled workforce to goodwill	617
Goodwill as of December 31, 2002	10,597
Reversal of deferred tax asset valuation allowance against goodwill	(2,950)
Goodwill as of December 31, 2003	$7,647

Income before cumulative change in accounting principle, net income and earnings (loss) per share on a pro forma basis, excluding goodwill and intangible asset amortization expense related to intangibles no longer amortized, would have been as follows if SFAS 142 had been adopted on January 1, 2001 (in thousands, except per share data):

	Year ended December 31,
	2001	2002	2003

Reported income (loss) before cumulative change in accounting principle	$8,855	$13,596	$(15,400)

Reported net income (loss)	$8,485	$13,596	$(15,400)

Adjustments:
Amortization of goodwill and intangible assets	3,008	—	—
Tax effect	(752)	—	—
	2,256	—	—
Adjusted income (loss) before cumulative change in accounting principle	$11,111	$13,596	$(15,400)

	Year ended December 31,
	2001	2002	2003

Adjusted net income (loss)	$10,741	$13,596	$(15,400)

Basic earnings (loss) per share:
As reported – before cumulative change in accounting principle	$0.29	$0.41	$(0.44)
As adjusted – before cumulative change in accounting principle	$0.36	$0.41	$(0.44)

As reported – net income (loss)	$0.28	$0.41	$(0.44)
As adjusted – net income (loss)	$0.35	$0.41	$(0.44)

Diluted earnings (loss) per share:
As reported – before cumulative change in accounting principle	$0.28	$0.39	$(0.44)
As adjusted – before cumulative change in accounting principle	$0.36	$0.39	$(0.44)

As reported – net income (loss)	$0.27	$0.39	$(0.44)
As adjusted – net income (loss)	$0.35	$0.39	$(0.44)

7.                      CREDIT FACILITIES

Revolving Loan Agreements – During 2002 and 2003, Cymer had certain loan agreements with a commercial bank which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, Cymer was able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and were not renewed.

As of December 31, 2002 there was $6.7 million outstanding at an annual interest rate of 1.60% under the aforementioned loan agreements.

Foreign Exchange Facilities – During 2002 and 2003, Cymer maintained foreign exchange facilities with three different banks in the United States and Japan.  See also “Derivative Instruments” in Note 1.  The foreign exchange facilities provided up to $100 million in 2000 and 2001 to be utilized for spot and futures foreign exchange contracts for periods of up to one year. As of December 31, 2002 and 2003, $63.8 million and $81.0 million was utilized under the foreign exchange facilities, respectively. One of these facilities is associated with the Revolving Loan Agreements discussed above and was subject to the same covenants.

8.                      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The total amount of impairment losses incurred in the years ended December 31, 2001, 2002, and 2003 was approximately $510,000, $574,000, and $17.7 million , respectively.  For the year ended December 31, 2001, the impairment loss of $510,000 included write-offs associated with tenant improvements in Cymer’s San Diego facility, obsolete software used in the customer service and support organization and obsolete lasers used within research and development.  The loss of $510,000 was recorded in the research and development, sales and marketing, and general and administrative expenses, as appropriate, in the accompanying consolidated statements of operations. For the year ended December 31, 2002, the impairment loss of $574,000 included write-offs associated with tenant improvements in Cymer’s San Diego facility and test equipment used within research and development.  The loss of $574,000 was recorded in the research and development and general and administrative expenses, as appropriate, in the accompanying consolidated statements of operations.  For the year ended December 31, 2003 the impairment loss of $17.7 million included write-offs associated with tenant improvements, $15.6 million of which resulted from the two leased facilities in San Diego which were vacated in the third quarter of 2003.  In addition, there were impairment losses associated with test equipment used within manufacturing and research and development.  The loss of $17.7 million was recorded in general and administrative, cost of product sales and research and development expenses, as appropriate, in the accompanying consolidated statements of operations.

9.                      CONVERTIBLE SUBORDINATED NOTES

In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes. These 3½% / 7¼% Step-Up Convertible Subordinated Notes were due on August 6, 2004 and were convertible at the option of the holder into shares of common stock of Cymer. The conversion rate on the 1997 Notes was 21.2766 shares per $1,000 principal amount or an effective conversion price of $47.00 per share.  In 2001, Cymer repurchased a total of $24.9 million of the 1997 notes then outstanding.  The redemption resulted in a gain on debt extinguishment of $610,000.  The 1997 Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $113.0 million of the outstanding principal amount converted their 1997 Notes into shares of Cymer’s common stock.  As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 Notes was redeemed.    Cymer used its 2,000,000 shares of treasury stock as part of the total 2,325,542 shares issued in the conversion.  The redemption resulted in a loss on debt extinguishment of $163,000.

In February 2002, Cymer issued $250.0 million in aggregate principal amount in a private placement of notes.  The 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3½% per annum.  These 2002 Notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  Cymer used a portion of the net proceeds from this private placement to redeem the 1997 Notes.  Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  The remaining proceeds are to be used for Cymer’s future operating, investing and financing activities.

10.               STOCKHOLDERS’ EQUITY

Common Stock Warrants – During fiscal 2001, Cymer issued warrants to purchase 200,000 shares of its common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents (See Note 13).  During fiscal 2002 and 2003, no warrants were granted and no warrants were exercised.  The warrants expire in May 2006.

Stock Option and Purchase Plans - Cymer has the following stock option and stock purchase plans:

1996 Stock Option Plan (the “1996 Plan”) – The 1996 Plan provides for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and consultants of Cymer.  The exercise price of stock options granted under the 1996 Plan must be at least equal to the fair market value of Cymer’s common stock on the date of grant. Options issued under the 1996 Plan expire five to ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Stock Plan.  Of these shares, options to purchase 4,476,736 shares are outstanding and 238,946 shares remain available for grants as of December 31, 2003.

1996 Employee Stock Purchase Plan (the “ESPP”) – The ESPP is intended to qualify under Section 423 of the Code.  Under the ESPP, eligible employees may purchase shares of common stock from Cymer through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 85% of the lower of (i) the fair market value of Cymer’s common stock as of the first day of each offering period under the ESPP or (ii) the fair market value of the common stock at the end of the purchase period.  This plan was amended in 2001 by the shareholders to establish two year offering periods with six month purchase periods and to increase the plan shares issuable from 500,000 to 800,000.  This plan was amended in 2003 to increase the plan shares issuable to 1.0 million shares.  The amount of shares issuable under this plan as of December 31, 2003 was 154,338, and 845,662 shares have been previously issued.

2000 Equity Incentive Plan (the “2000 Plan”) – On August 16, 2000, Cymer adopted the 2000 Plan which provides for the grant of options to employees or consultants who are neither directors nor officers. The exercise price of the options granted under the 2000 Plan will equal the quoted market value of the common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four year period following the date of grant.  This plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000.  Of these shares, options to purchase 2,686,970 shares are outstanding and 1,354,594 shares remain available for grants as of December 31, 2003.

ACX 1993 Stock Option Plan (the “ACX Plan”) – Cymer assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001.  Outstanding options may be exercised solely for shares of Cymer common stock, according to the conversion ratio established in the terms of the acquisition.  The outstanding ACX options were converted to options to purchase 336,109 Cymer shares, at exercise prices ranging from $2.08 to $38.71 per share.  The ACX Plan provides for the grant of incentive and nonstatutory options to purchase shares of common stock to employees, directors and consultants at prices not less than 100% of the fair market value of common stock on the date the options are granted.  Options issued under the ACX Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  No further options will be issued under the ACX Stock Option Plan.  As of December 31, 2003, 42,069 shares are outstanding under the ACX Stock Option Plan.

In 1996, Cymer adopted a 1996 Director Option Plan (the “Director Option Plan”) whereby 200,000 shares were reserved for Board of Director option grants.  There were 80,000 options issued under the Director Option Plan in 1997.  The Director Option Plan was dissolved in October 1997; however, 20,000 of these options remain outstanding as of December 31, 2003.

1987 Stock Option Plan (the “1987 Plan”) – The 1987 Plan provided for the grant of incentive and nonstatutory options to purchase shares of common stock to employees and consultants at prices that are not less than 100% (85% for nonstatutory options) of the fair market value of Cymer’s common stock on the date the options are granted.  The 1987 Plan also provided for various restrictions regarding option terms, prices, transferability and other matters.  Options issued under the 1987 Plan expired five to ten years after the options were granted and generally vest and became exercisable ratably over a four-year period following the date of grant.  This plan expired in 1997, and there are no shares outstanding under this plan as of December 31, 2003.

Stock option transactions are summarized as follows (in thousands, except per share data):

	Number of Shares

		Weighted Average Exercise Price Per Share

Outstanding, January 1, 2001	5,737	$29.56
Granted	2,601	23.98
Assumed in acquisition of ACX	336	10.97
Exercised	(550)	17.45
Cancelled	(579)	28.60

Outstanding, December 31, 2001	7,545	27.75
Granted	1,803	28.20
Exercised	(900)	21.94
Cancelled	(326)	34.81

Outstanding, December 31, 2002	8,122	28.20
Granted	1,496	32.01
Exercised	(1,899)	23.22
Cancelled	(493)	27.38

Outstanding, December 31, 2003	7,226	$30.36

Exercisable, December 31, 2003	4,618	$30.78

The following table summarizes information as of December 31, 2003 concerning currently outstanding and exercisable options (number of shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.08 - $ 2.08	4	2.18	$2.08	3	$2.08
$ 10.41 - $14.91	53	3.37	$12.29	42	$12.47
$ 16.32 - $23.76	2,257	6.98	$20.53	1,378	$20.04
$ 23.87 - $30.69	1,214	7.68	$26.84	867	$26.59
$ 30.97 - $39.81	2,998	7.31	$35.63	1,791	$36.47
$ 40.19 - $60.00	700	7.54	$47.05	537	$47.70
$ 2.08 - $60.00	7,226	7.26	$30.36	4,618	$30.78

Stockholder Rights Plan -  In the event of hostile takeover attempts, including the accumulation of shares in the open market or through private transactions, the rights plan enhances the ability of Cymer’s board of directors to negotiate with a potential acquirer for a fair price to all of the stockholders. Under the rights plan, rights were distributed as a dividend at the rate of one right (a “Cymer right”) for each share of common stock held by stockholders of record as of the close of business on March 2, 1998. After March 2, 1998, each holder of shares of common stock is entitled to a Cymer right in respect of each share held by the stockholder. The Cymer rights will expire on February 13, 2008. Under the rights plan, each Cymer right initially entitles stockholders to buy one one-thousandth of a share of preferred stock for $100, subject to subsequent adjustment. The Cymer rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of Cymer common stock or commences a tender or exchange offer upon consummation of which the person or group would beneficially own 15% or more of Cymer’s common stock.

If any person becomes the beneficial owner of 15% or more of Cymer’s common stock, other than pursuant to a tender offer for all outstanding shares approved by a majority of Cymer’s directors not affiliated with the person, then each Cymer right not owned by the acquiring person or related parties will entitle its holder to purchase, at the Cymer right’s then current exercise price, shares of Cymer’s common stock having a value of twice the Cymer right’s then current exercise price (or, in certain circumstances as determined by Cymer’s board of directors, cash, other property or other securities in lieu of purchasing preferred shares). If after any person has become a 15% stockholder, Cymer is involved in a merger or other business combination transaction with another person in which Cymer is not the surviving entity or in which Cymer’s common stock is changed or exchanged, or if Cymer sells 50% or more of its assets or earning power to another person, each Cymer right will entitle its holder to purchase, at the Cymer right’s then current exercise price, shares of common stock of the other person having a value of twice the Cymer right’s then current exercise price.

Prior to their expiration, Cymer is generally entitled to redeem the Cymer rights at $0.01 per Cymer right at any time prior to a public announcement that a 15% position has been acquired.

11.               INCOME TAXES

Total income taxes for the years ended December 31, 2001, 2002 and 2003 were allocated as follows (in thousands):

	Years ended December 31,
	2001	2002	2003

To income on continuing operations	$2,871	$2,706	$(21,464)
To stockholder’s equity and goodwill	532	(6,683)	(13,005)
Total income taxes	$3,403	$(3,977)	$(34,469)

The components of the provision (benefit) for income taxes are summarized as follows:

	Years ended December 31,
	2001	2002	2003
	(in thousands)
Current income taxes:
Federal	$1,560	$8,320	$(4,082)
State	(3,432)	371	(714)
Foreign	3,017	4,262	3,989

Total	1,145	12,953	(807)

Deferred income taxes:
Federal	(118)	(6,874)	(14,904)
State	1,844	(3,373)	(4,418)
Foreign	—	—	(1,335)

Total	1,726	(10,247)	(20,657)

Income tax provision (benefit)	$2,871	$2,706	$(21,464)

The income tax provision (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense.  The items causing this difference for the period are as follows:

	Years ended December 31,
	2001	2002	2003
	(in thousands)

Provision at statutory rate	$4,020	$5,919	$(12,520)
Foreign provision in excess of federal statutory rate	412	1,756	312
State income taxes, net of federal benefit	(1,032)	(730)	(2,903)
EIE benefit	(787)	(2,848)	(4,108)
Federal tax credits	(2,509)	(1,990)	(2,123)
Tax exempt interest, net of disallowed expenses	(38)	—	—
Non-deductible amortization of goodwill and in-process research and development	2,869	56	56
Other	(64)	543	(178)

Provision (benefit) at effective tax rate	$2,871	$2,706	$(21,464)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Cymer’s net deferred tax assets are as follows:

	December 31,
	2002	2003
	(in thousands)

Deferred tax assets:
Reserves and accruals not currently deductible	$16,084	$15,250
Difference between book and tax basis of inventory and property and equipment	6,156	4,606
Tax carryforwards	15,089	59,049
Tax effect of foreign transactions	6,726	7,169
Foreign deferred tax assets	732	2,067
Total gross deferred tax assets	44,787	88,141
Valuation allowance	(2,951)	—
Net deferred tax assets	41,836	88,141
Deferred tax liabilities	(1,242)	(6,023)
Net deferred tax assets	$40,594	$82,118

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management provided a valuation allowance of $3 million for the year ended December 31, 2002 related to the acquisition of ACX net operating loss and credit carryforwards.  The valuation allowance was released in 2003 due to the merger of ACX into Cymer.  The release of the valuation allowance generated a benefit to goodwill and had no impact on the tax rate.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets for which a valuation allowance has not been provided.

At December 31, 2003, Cymer had federal and state tax loss carryforwards of $106.6 million and $25.5 million, respectively, which begin to expire in 2018 and 2014, respectively.  At December 31,

2003, Cymer had federal and state tax credit carryforwards of $12.2 million and $10.3 million, respectively, which begin to expire in 2018 and 2010, respectively.

It is Cymer’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to Cymer.

Cymer benefits from a tax holiday in Korea where it manufactures certain products.  The tax holiday is scheduled to expire in nine years.  The effect of the tax holiday has not had a material impact on the Company’s net income and net income per share over the past year.

12.               CONTINGENCIES AND COMMITMENTS

Leases – Cymer leases certain facilities under non-cancelable operating leases.  The lease terms on these facilities are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms.  In addition, Cymer has a land lease in Korea with a lease term through December 2020.  This land lease is currently exempt from lease payments because the building meets certain investment and operational criteria of the Korean government.  Cymer also leases certain equipment under capital and short-term operating lease agreements.  The capital leases expire on various dates through 2004.

Rent expense under operating leases is recognized on a straight-line basis over the life of the related leases and totaled approximately $5,052,000, $4,545,000 and $4,773,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

The net book value of assets under capital leases at December 31, 2002 and 2003 was approximately $112,000 and $61,000, which are net of accumulated amortization of approximately $187,000 and $86,000, respectively.

Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

Years ending December 31,	Operating	Capital

2004	$4,507	$45
2005	3,809	—
2006	3,787	—
2007	3,782	—
2008	3,236	—
Thereafter	3,329	—
Total	$22,450	45

Less amount representing interest		—

Present value of minimum lease payments		45
Less current portion		(45)

Long term obligations under capital leases		$—

Patent License Agreement – Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented light source technology.  Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained subject to an annual maximum of $100,000.  Royalty fees totaled $100,000 in each of the years ended December 31, 2001, 2002 and 2003.

Employee Savings Plan – Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits.  The Plan is available to substantially all full-time United States employees.  Effective January 1, 1997 through December 31, 1999, Cymer matched 100% of each eligible employee’s contributions, up to $500 per year.  The Plan was amended effective January 1, 2000 to include a matching contribution of up to 4% of each participating employee’s compensation, not to exceed $4,000 per year.  Under the Plan, Cymer contributed $1,504,000, $1,438,000, and $1,558,000 for the years ended December 31, 2001, 2002, and 2003, respectively.  Effective January 1, 2004, the 401(k) plan was amended to increase the employer matching contribution of up to 5% of each participating employee’s compensation, not to exceed $5,000 per year.

Executive Deferred Compensation Plan – Cymer has an executive deferred compensation plan for certain officers and key executives.  Beginning in 2001, Cymer used corporate owned life insurance to finance the plan.  Compensation expense under this plan totaled $684,000, $367,000 and $391,000 for the years ended December 31, 2001, 2002 and 2003, respectively.  Cymer’s liability for deferred compensation totaled $1,691,000 and $2,250,000 as of December 31, 2002 and December 31, 2003, respectively, and is included in other liabilities.  The cash surrender value of the life insurance policies totaled $487,000 and $869,000 as of December 31, 2002 and 2003, respectively, and is included in other assets.

Executive Option and Group Health Coverage Extension Program – Cymer has an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements.  This program is designed to provide extended benefits to eligible executives who retire and cease to serve Cymer on a full-time basis.  Under the terms of the plan, the executive acts as a consultant to Cymer for a term of four years.  In return for these services, the program allows the executive to continue vesting in his or her stock options after the retirement separation date.  The program also provides the executives with specified health insurance continuation benefits.  As of December 31, 2002, there were no executives active in this program.  In 2003 one former executive was participating in this program.  The cost for this program was not material in 2003.

Retirement Plan – Cymer Japan has a retirement benefit plan for all Cymer Japan employees and Japanese directors.  The plan consists of a multi-employer retirement plan covering all employees and life insurance policies covering all employees and Japanese directors. The multi-employer retirement plan was established under the Small and Medium-Size Enterprise Retirement Benefits Cooperative Law.  Cymer Japan also has a Retirement Allowance and Pension Plan.  Expense under these plans totaled $492,000, $247,000, and $526,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Korea Customs Investigation – The customs agency in Korea has asserted that parts being imported into Korea from Cymer’s corporate office in San Diego were classified improperly and some used items which were returned to San Diego were valued improperly during the period from 1997 through July 2003.  Although Cymer does not agree with these assertions, Korean customs has begun to assess and require payment from Cymer on additional duties related to shipments during this time period.  As a result of these assertions and discussions that Cymer has had to date with the customs agencies in Korea, Cymer accrued a liability of $4.7 million of which $2.5 million was paid to Korean customs through December 31, 2003.  The remaining accrual is included in accrued patents, royalties and other fees in the accompanying consolidated balance sheets.  The expense resulting from this recorded liability was included in cost of product sales in the accompanying consolidated statements of operations as they pertain to potential costs associated with the shipment of Cymer’s product.

Contingencies – Cymer is party to legal actions in the normal course of business.  Based in part on the advice of legal counsel, management does not expect the outcome of legal action in the normal course of business to have a material impact on the financial position or results of operations of Cymer.

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

13.               PATENT LICENSE AGREEMENTS

In May 2001, Cymer acquired certain patents for use in its DUV light source applications.  The total consideration for this transaction was $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black-Scholes pricing model using the following assumptions: 87% volatility, 5.0% risk-free interest rate and 4.6 years expected life.  The total value of these patents are being amortized over eight years which represents the remaining life of the patents purchased under the agreement.  The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are used in products which are currently being shipped to customers.

In November 2003, Cymer acquired the rights to the same list of patents as in the May 2001 agreement but for a different field of use, for a total amount of $6.0 million in cash.  Instead of DUV light source applications for the patents, this license agreement allows Cymer to use the patents for EUV and other future applications.  The total value of these patents are being amortized over a period of 5.5 years which represents the remaining life of the patents purchased under the agreement. The amortization of these patents is included in research and development expenses on the accompanying statements of operations since the field of use involves applications which are still in the research and development stages.  As of December 31, 2002 and December 31, 2003, the net carrying amount of these patents was $8.2 million and $12.7 million, respectively.

14.               RELATED PARTY TRANSACTIONS

Collaborative Arrangement – Cymer has a collaborative arrangement with a Japanese company that was also a stockholder of Cymer until 2000.  The arrangement, entered into in August 1992, includes a product license agreement and contract manufacturing agreement.  The general provisions of these agreements are as follows:

Product License Agreement – Cymer granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of Cymer’s products and subsequent enhancements thereto. Cymer also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties.  In exchange for these rights, Cymer received up-front license fees and was entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation.  The license agreement also provides that product sales between Cymer and the stockholder will be at a 15% discount from the respective companies’ list price. The agreement terminates in August 2012.  There was no activity under this agreement in 2001, 2002 and 2003.

Contract Manufacturing Agreement – The stockholder agreed to manufacture for Cymer certain products and Cymer was required to purchase a specified percentage of its total annual product, as defined, from the stockholder.  Cymer and this stockholder mutually agreed to the termination of this contract effective March 31, 2003.

Cymer made $3.1 million, $2.0 million and $351,000 in purchases under this agreement in 2001, 2002 and 2003, respectively.  In addition, Cymer had payables due under this agreement of $155,000 at December 31, 2002 and no payables due at December 31, 2003.

15.               SEGMENT INFORMATION

Cymer designs, manufactures and sells excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors with critical features sizes.  In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”,  Cymer currently considers its business to consist of one reportable operating segment.

Geographic Information

Presented below is information regarding sales to unaffiliated customers, operating income (loss) from operations, long-lived assets, all other identifiable assets and total identifiable assets, classified by operations located in the United States, Japan, Korea, Taiwan, Singapore, the People’s Republic of China (“China”), and the Netherlands.  Long-lived assets includes net property, plant and equipment by geographic area.  Cymer sells its excimer light sources in Japan through Cymer Japan.  Intercompany sales to the subsidiaries are generally priced between 90% to 95% of the price of products sold to outside customers.  All significant intercompany balances are eliminated in consolidation.  The majority of corporate costs and expenses are incurred in the United States and are reflected in the operating loss from the United States operations.

	Year ended December 31, 2001
	(in thousands)
	United States	Japan	Korea, Taiwan, Singapore, China, and the Netherlands	Consolidated

Sales to unaffiliated customers	$124,325	$111,407	$33,712	$269,444

Operating income (loss)	(57,531)	57,545	13,527	13,541

Long-lived assets	85,707	2,939	1,773	90,419
All other identifiable assets	333,793	29,866	29,268	392,927

Total identifiable assets	$419,500	$32,805	$31,041	$483,346

	Year ended December 31, 2002
	(in thousands)
	United States	Japan	Korea, Taiwan, Singapore, China, and the Netherlands	Consolidated

Sales to unaffiliated customers	$119,708	$122,917	$47,535	$290,160

Operating income (loss)	(62,033)	61,990	18,706	18,663

Long-lived assets	102,695	3,231	6,283	112,209
All other identifiable assets	585,539	36,312	32,827	654,678

Total identifiable assets	$688,234	$39,543	$39,110	$766,887

	Year ended December 31, 2003
	(in thousands)
	United States	Japan	Korea, Taiwan, Singapore, China, and the Netherlands	Consolidated

Sales to unaffiliated customers	$92,608	$116,531	$58,357	$267,496

Operating income (loss)	(109,800)	46,831	28,335	(34,634)

Long-lived assets	120,452	1,918	6,479	128,849
All other identifiable assets	581,929	46,650	45,793	674,372

Total identifiable assets	$702,381	$48,568	$52,272	$803,221

16.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTERLY RESULTS OF OPERATIONS
	(in thousands, except for per share data)
	Years ended December 31, 2002
	1st	2nd	3rd	4th

Revenues	$61,983	$73,669	$84,484	$70,024

Operating income (loss)	$6,944	$9,265	$6,571	$(4,117)

Net income (loss)	$4,088	$6,550	$6,855	$(3,897)

Basic earnings (loss) per share	$0.13	$0.19	$0.20	$(0.11)

Diluted earnings (loss) per share	$0.12	$0.18	$0.20	$(0.11)

	Years ended December 31, 2003
	1st	2nd	3rd	4th

Revenues	$67,599	$62,416	$64,437	$73,044

Operating income (loss)	$(2,702)	$(16,974)	$(20,160)	$5,202

Net income (loss)	$(3,362)	$(5,193)	$(8,519)	$1,674

Basic earnings (loss) per share	$(0.10)	$(0.15)	$(0.24)	$0.05

Diluted earnings (loss) per share	$(0.10)	$(0.15)	$(0.24)	$0.04

17.               SUBSEQUENT EVENTS

On January 26, 2004, Cymer signed a research and development agreement with Intel Corporation (“Intel”).  Total funding under the agreement is $20.0 million and will provide Cymer with funding over the next three years to accelerate the development of production-worthy EUV lithography light sources.  The funding to be received from Intel under this agreement is milestone based and will be netted against Cymer’s total research and development expenses in the period that the milestone is completed.

As part of the research and development agreement signed with Intel, Cymer also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of EUV source systems, such indemnity to be negotiated as part of the purchase agreement.

On February 2, 2004, Cymer acquired 6% of the remaining 25% minority interest in its majority-owned subsidiary, Cymer Korea.  Cymer paid a total of $2.0 million for this 6% interest and recorded $1.3 million of the $2.0 million as an additional investment in Cymer Korea and the remaining $711,000 as goodwill.  This transaction increased Cymer’s total interest in Cymer Korea from 75% to 81%.

On February 4, 2004, Cymer signed an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to the EUV technology.  Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008.  The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Upon shipment of this first unit, Cymer is to pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of sales in the period that the payment is made to Intel.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2002 and 2003

(in thousands)

	Balance at Beginning of Year	Additions (net) (1)	Deductions	Balance at End of Year

Allowance for Doubtful Accounts

Year ended December 31, 2001	$2,078	$182	$(63)	$2,197
Year ended December 31, 2002	$2,197	$(399)	$(42)	$1,756
Year ended December 31, 2003	$1,756	$250	$(42)	$1,964

Inventory Allowance

Year ended December 31, 2001	$15,000	$6,047	$(7,519)	$13,528
Year ended December 31, 2002	$13,528	$6,658	$(5,486)	$14,700
Year ended December 31, 2003	$14,700	$4,324	$(6,996)	$12,028

(1)                                  Includes reversals of allowance amounts as deemed necessary.

See accompanying independent auditors’ report.

S-1