Form 10-K/A
period 2003-12-31
CYMER INC
filed 2004-03-17
CIK 897067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Cymer, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 is being filed to add the conformed signature of KPMG, LLP to the Independent Auditor’s Report. The conformed signature was inadvertently omitted from the Independent Auditor’s Report filed with the original Form Annual Report on 10-K filed on March 11, 2003.  There have been no changes to the balance of the Form 10-K from the original filing.

2

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents included in this report.

(1)(2)  Financial Statements and Financial Statement Schedule.

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

(b)  Exhibit Index

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

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

Dated: March 16, 2004	By:	/s/	ROBERT P. AKINS
Robert P. Akins,
Chief Executive Officer, and Chairman of the Board