Form 10-Q
period 2004-03-31
CYMER INC
filed 2004-05-06
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 3, 2004 was 36,753,713.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2003	March 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$230,657	$242,562
Short-term investments	93,474	82,078
Accounts receivable – net	62,819	79,141
Inventories	93,012	98,209
Deferred income taxes	1,407	1,422
Prepaid expenses and other assets	5,513	6,038
Total current assets	486,882	509,450

PROPERTY AND EQUIPMENT – NET	128,849	127,265
LONG-TERM INVESTMENTS	77,509	74,297
DEFERRED INCOME TAXES	80,711	80,715
GOODWILL – NET	7,647	8,358
INTANGIBLE ASSETS – NET	12,925	12,292
OTHER ASSETS	8,698	8,545

TOTAL ASSETS	$803,221	$820,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,099	$19,461
Accrued warranty and installation	26,486	26,726
Accrued payroll and benefits	7,196	9,929
Accrued patents, royalties and other fees	8,436	7,348
Foreign currency forward exchange contracts	6,401	5,657
Income taxes payable	16,473	18,563
Accrued and other current liabilities	4,945	3,953
Total current liabilities	89,036	91,637

CONVERTIBLE SUBORDINATED NOTES	250,000	250,000
OTHER LIABILITIES	5,660	5,846
MINORITY INTEREST	5,195	4,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 36,345,000 and 36,679,000 shares outstanding at December 31, 2003 and March 31, 2004, respectively	36	37
Additional paid-in capital	358,988	367,205
Unearned compensation	(146)	(111)
Accumulated other comprehensive loss	(5,734)	(5,714)
Retained earnings	100,186	107,342
Total stockholders’ equity	453,330	468,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$803,221	$820,922

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended March 31,
	2003	2004

REVENUES:
Product sales	$67,336	$87,871
Other	57	50
Total revenues	67,393	87,921

COSTS AND EXPENSES:
Cost of product sales	42,870	52,168
Research and development	17,318	12,370
Sales and marketing	4,094	5,823
General and administrative	5,773	6,615
Amortization of intangible assets	40	40

Total costs and expenses	70,095	77,016

OPERATING INCOME (LOSS)	(2,702)	10,905

OTHER INCOME (EXPENSE):
Foreign currency exchange (loss) gain – net	(360)	54
Interest and other income	2,489	1,896
Interest and other expense	(2,475)	(2,556)

Total other expense – net	(346)	(606)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	(3,048)	10,299

INCOME TAX PROVISION	—	2,369
MINORITY INTEREST	(314)	(774)

EARNINGS (LOSS)	$(3,362)	$7,156

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.10)	$0.20
Weighted average common shares outstanding	34,306	36,586

Diluted earnings (loss) per share	$(0.10)	$0.19
Weighted average common and dilutive potential common shares outstanding	34,306	38,141

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2003	2004

OPERATING ACTIVITIES:
Net income (loss)	$(3,362)	$7,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,974	6,909
Non-cash stock-based compensation	397	104
Amortization of unearned compensation	277	35
Minority interest	314	774
Provision for deferred income taxes	—	(32)
Loss on disposal and impairment of property and equipment	194	61
Change in assets and liabilities:
Accounts receivable – net	(13,261)	(16,322)
Foreign currency forward exchange contracts	(57)	(640)
Inventories	(4,244)	(5,197)
Prepaid expenses and other assets	303	(690)
Accounts payable	(250)	362
Accrued expenses and other liabilities	(4,128)	7,081
Income taxes payable	(1,596)	2,090

Net cash provided by (used in) operating activities	(17,439)	1,691

INVESTING ACTIVITIES:
Acquisition of property and equipment	(27,155)	(4,435)
Purchases of investments	(25,321)	(56,108)
Proceeds from sold or matured investments	36,953	70,397
Acquisition of patents (1)	—	(5,990)
Acquisition of minority interest	(180)	(2,000)

Net cash provided by (used in) investing activities	(15,703)	1,864

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	3,334	—
Proceeds from issuance of common stock	2,466	8,113
Payments on capital lease obligations	(13)	(12)

Net cash provided by financing activities	5,787	8,101

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,046)	249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,401)	11,905
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	196,643	230,657

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$168,242	$242,562

	For the three months ended March 31,
	2003	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,431	$4,435
Income taxes paid, net	$1,963	$840

(1)	These patents were aquired in the fourth quarter of 2003 and the ayment was accrued. Payment for these patents was made in the first quarter of 2004.

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004

(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Data – The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated.  These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”),  Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 81% of Cymer Korea.  In February 2004, Cymer acquired 6% of the remaining 25% minority interest in its majority-owned subsidiary, Cymer Korea.  Cymer paid a total of $2.0 million for this 6% interest and recorded $1.3 million of the $2.0 million as an additional investment in Cymer Korea and the remaining $711,000 as goodwill.  This transaction increased Cymer’s total interest in Cymer Korea from 75% to 81%.  During 2002, Active Control eXperts, Inc. or ACX was a wholly-owned subsidiary of Cymer, Inc.  Effective January 1, 2003, ACX was merged with and into Cymer, Inc.  Cymer sells its excimer light sources in Japan primarily through Cymer Japan. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for that region. All significant intercompany balances have been eliminated in consolidation.

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

Accounting Pronouncements Adopted – In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determines when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE.  The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after December 15, 2003.  Cymer does not believe that it is subject to the consolidation or disclosure requirements of FIN 46, and the adoption of this interpretation did not have a material effect on the consolidated financial statements.

In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which supersedes FIN 46.  The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003.  The application of this interpretation did not have a material effect on the consolidated financial statements.

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

Cymer accounts for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status for the three months ended March 31, 2003 and 2004 was $395,000 and $100,000, respectively.

Under SFAS 123, the weighted average per share fair value of the options granted for the three months ended March 31, 2003 and 2004 was $19.72 and $26.81, respectively, on the date of grant.  Fair value under SFAS 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For risk free interest, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for ESPP.

	Three months ended March 31,
	2003	2004

Dividend yield	None	None
Volatility rate	83%	79%
Weighted average risk free interest :
Options	2.91%	2.98%
ESPP	N/A	N/A
Assumed forfeiture rate	5%	5%
Expected life:
Options	6 years	6 years
ESPP	.5 years	.5 years

The following table compares earnings (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2004

Net income (loss), as reported	$(3,362)	$7,156
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,253)	(4,102)

Pro forma net income (loss)	$(11,615)	$3,054

Earnings (loss) per share:
Basic – as reported	$(0.10)	$0.20
Basic – pro forma	$(0.34)	$0.08

Diluted – as reported	$(0.10)	$0.19
Diluted – pro forma	$(0.34)	$0.08

3.              EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share – Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.  Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three months ended March 31, 2003 and 2004, respectively (in thousands):

	Three months ended March 31,
	2003	2004

Basic weighted average common shares outstanding	34,306	36,586

Effect of dilutive securities:
Warrants	—	50
Options	—	1,505

Diluted weighted average common and potential common shares outstanding	34,306	38,141

For the three months ended March 31, 2003 and 2004, weighted average options and warrants to purchase 3,738,000 and 824,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended March 31, 2003 and 2004, weighted average common shares attributable to convertible subordinated notes of 5,000,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consist of the following as of December 31, 2003 and March 31, 2004 (in thousands):

	December 31, 2003	March 31, 2004
INVENTORIES:
Raw materials	$37,393	$39,511
Work-in-progress	26,949	30,725
Finished goods	40,698	42,258
Allowance for excess and obsolete inventory	(12,028)	(14,285)
Total	$93,012	$98,209

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

The following table summarizes the change in each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2004 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2003	Balance	$(4,473)	$1,448	$(2,709)	$(5,734)
	Period net change	146	(188)	62	20
March 31, 2004	Balance	$(4,327)	$1,260	$(2,647)	$(5,714)

Total comprehensive loss was $3.6 million for the three months ended March 31, 2003. Total comprehensive income was $7.2 million for the three months ended March 31, 2004.

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

On January 23, 2004, Cymer entered into a research and development agreement with Intel Corporation (“Intel”).  Total funding under the agreement is $20.0 million and will provide Cymer with funding over the next three years to accelerate the development of production-worthy EUV lithography light sources.   The funding to be received from Intel under this agreement is milestone based and will be netted against Cymer’s total research and development expenses in the period that the milestone is achieved.

On February 4, 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to the EUV technology.  Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008.  The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Upon shipment of this first unit, Cymer is to pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of sales. The methodology and amounts that will be recorded to cost of sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.

7.              GOODWILL AND INTANGIBLE ASSETS

As of the date of adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, on January 1, 2002, Cymer had unamortized goodwill in the amount of $9.8 million and unamortized identifiable intangible assets, excluding acquired patents, in the amount of $1.1 million, all of which were subject to the transition provisions of SFAS No. 142.

During the fourth quarter of 2003, Cymer completed its annual impairment test of goodwill and intangible assets, and concluded that no impairment of goodwill existed.

Aggregate amortization expense was $40,000 for each of the three months ended March 31, 2003 and 2004, respectively.  As of March 31, 2004, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Nine months ended December 31, 2004	$120
Year ended December 31, 2005	$20

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2003 and March 31, 2004 (in thousands):

Goodwill as of December 31, 2003	7,647
Goodwill acquired with acquisition of 6% minority interest of Cymer Korea	711
Goodwill as of March 31, 2004	$8,358

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001 and 2003.  As of December 31, 2003 and March 31, 2004, the net carrying amount of these patents was $12.7 million and $12.2 million, respectively.

8.              GUARANTEES

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods. On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is reviewed monthly and determined using a financial model, which considers actual historical expenses, and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle. The warranty provision for consumables and spares is determined using actual historical data. For both light source systems and consumables, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the three months ended March 31, 2004 (in thousands):

2004

Balance, January 1, 2004	$26,200
Liabilities accrued for warranties issued during the quarter, net of adjustments and expirations	7,231
Warranty expenditures incurred during the quarter	(7,031)
Balance, March 31, 2004	$26,400

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

An indemnification provision is also included in the contract manufacturing agreement with Seiko, which was terminated effective March 31, 2003.  As with Cymer’s indemnification provisions on intellectual property, Cymer will continue to honor this indemnification clause within the agreement even after its termination. Seiko and at least one Japanese customer have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that Cymer is entitled to prior use claims in Japan.

As part of the research and development agreement signed with Intel, Cymer also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of EUV source systems, such indemnity to be negotiated as part of the purchase agreement related to potential future products.

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

Cymer’s former Japanese manufacturing partner, Seiko, and one of Cymer’s Japanese customers have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents held by another Japanese company.  Cymer has agreed to indemnify its former Japanese manufacturing partner and its customers against patent infringement claims under certain circumstances, even after the termination date of the contract manufacturing agreement.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that Cymer is entitled to prior use claims in Japan.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, references to “we”, “us” or “our” are references to Cymer. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Forward Looking Statement

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected domestic and international product sales and development; service and support; research and development activities and expenditures; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and relationships with third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption  “Risks and Uncertainties That May Affect Results”  and  elsewhere in this quarterly report on Form 10-Q.  Forward-looking statements herein speak only as of the date of this quarterly report on Form 10-Q and we undertake no obligation to update such statements.

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources, such as ours.  We currently supply light sources to all three  lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools.  A large portion of our revenue is derived from customers located outside of the United States.  In order to support our foreign customers and our installed base of light sources in foreign countries, we maintain a manufacturing and field service office in Korea and field service and support offices in Japan, Taiwan, Singapore, the People’s Republic of China and the Netherlands. We also maintain field service offices in the United States to service our installed base of light sources located in the United States.

Products and Services

Our products primarily consist of photolithography light source systems, replacement parts and service.

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in nanometers (“nm”).  One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248nm light, Argon

Fluoride (“ArF”) gases 193nm light, and Fluorine (“F2”) gas 157nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips”, that power many of today’s advanced consumer and business electronics. In the first quarter of 2004, we sold 64 light source systems at an average selling price of $827,000.

Certain components and subassemblies included in our light sources require replacement or refurbishment following extended operation.  For example, the discharge chamber of our light sources has an expected life of approximately three to sixteen billion pulses, depending on the model. We estimate that a light source used in a semiconductor production environment will require one to two replacement chambers per year, depending upon the level of usage.  Similarly, certain optical components of the light source deteriorate with continued exposure to DUV light and require periodic replacement.  We provide these and other spare and replacement parts for our photolithography light sources as needed by our customers.

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods (generally 17 to 26 months from date of shipment), some chipmakers request service contracts from us.  Additionally, we provide service contracts directly to the three semiconductor lithography tool manufacturers. These contracts require us to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Some of these contracts include replacement of consumable parts.

In addition to service contracts, we provide an on-line diagnostic product, CymerOnLineTM. CymerOnLine is a diagnostic and performance software product which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables management.  CymerOnLine features a user-friendly browser-based interface which features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, email, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from the lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs. Since 2000, the last peak year in the cycle, the semiconductor industry has experienced one of the longest downturns in its history. Although this downturn has negatively impacted our business and results of operations during 2001, 2002 and 2003, we have been able to maintain our revenues at a constant level and remain profitable during most of this three year period.  We are very conscious of the volatile nature of the semiconductor industry and make every effort to manage our business through the cycles such that we maintain our profitability during the downturn and take the necessary steps during the downturns to strategically position ourselves for the next upturn.  Over the last three years, we have made several such strategic investments including the completion of our new manufacturing facilities in San Diego and Korea, the development and introduction of our new Master Oscillator Power Amplifier (“MOPA”) technology and XL platform on which all of our future DUV light sources are planned to reside, and the ongoing work to improve business processes that leverage the overall efficiency of our workforce.

In the last half of 2003, there were several indicators that the extended downturn in the semiconductor industry which started in 2001 was coming to an end and that an upturn was in sight.  During the final months of 2003, we experienced strong order growth and our direct customers announced increasing orders and extended delivery times. In addition, the chipmakers’ utilization of our DUV light sources exceeded the levels achieved in 2000, the peak of the last upturn and the mix of our light source models shipped shifted toward KrF, reflecting the chipmakers’ need for more capacity expansion.

As we entered the first quarter of 2004, we continued to see many of the same positive indicators that we saw at the end of 2003, and also experienced revenue growth during the first quarter that is indicative of an upturn.  The first quarter of 2004 financial results turned out better than we had anticipated even as recently as our quarterly update in early March 2004.  Revenue for the quarter grew 21% over fourth quarter 2003 levels due to increased light source shipments and, late in the quarter, stronger than forecasted demand for consumables and spares to support the record level light source utilization.  As in the fourth quarter of 2003, the light source product mix was heavily weighted toward KrF products, reflecting chipmakers’ need to expand capacity to meet current industry demands.  Our gross margin for the first quarter of 2004 was above recent guidance, and we continued to gain efficiencies and aggressively control operating expenses.

We believe we are well positioned to take advantage of this most recent upturn in the semiconductor industry due to the key investments that we made during the three year downturn.  As we enter this latest upturn, we expect that we will experience sequential quarterly increases in our light source unit shipments for the remainder of 2004 and high light source system utilization levels at our chipmaker customers will continue to drive our consumables and spares demand to higher levels.  Based upon our first quarter 2004 performance and the continued positive industry indicators, we expect that 2004 will be a record revenue year overall for Cymer.

Critical Accounting Policies and Estimates

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

Inventory Allowance

We perform an analysis of our inventory allowances on at least a quarterly basis to determine the adequacy of this allowance on our financial statements.  The amount of the inventory allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. We determine the level of excess and obsolete inventory associated with our raw materials and production inventory by comparing the on hand inventory balances and inventory on order to the next 12 months of forecasted demand.  We then adjust this calculation for inventory that has a high likelihood of use beyond one year or can be used in other products which may have lower demands.  After this adjustment, we arrive at our total exposure for excess and obsolete inventory within our raw materials and production inventory.  As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders.  We estimate and record a separate liability which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed. For spare parts inventory, we calculate the inventory allowance based upon a percentage of total spare parts inventory balances.  This percentage is calculated using certain estimates and assumptions, including comparisons of on hand inventory to build forecasts, historical obsolescence in our spare parts warehouses, and spare parts specifically identified as excess or obsolete.

Both methodologies for analyzing excess and obsolete inventory and determining the inventory allowance are significantly affected by future demand and usage of our products.  There are many factors that could potentially affect the future demand or usage of our products, including the following:

•                  Overall condition of the semiconductor industry, which is highly cyclical in nature;

•                  Rate at which our customers take delivery of our light source systems;

•                  Loss of any of our three major customers or significant change in demand from any of these three customers;

•                  Mix of light source system models and any changes to that mix required by our customers; and

•                  Utilization rates of our light sources at chipmakers.

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

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales.  Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods.  At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  We also warrant consumables and spare parts sold to our customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment. The warranty provision for light source systems is reviewed monthly and determined by using a financial model, which takes into consideration actual historical expenses, and potential risks associated with our different light source system models.  This financial model is then used to estimate future expenses related to warranty and the required warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change by model over its product life cycle.  Due to the highly technical nature of our light source system products, the newer model light sources have higher inherent warranty risks and require higher warranty provisions. The warranty provision for consumables and spare parts is determined by using actual historical data.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2003	2004
Revenues:
Product sales	99.9%	99.9%
Other	0.1	0.1
Total revenues	100.0%	100.0%

Cost and expenses:
Cost of product sales	63.6	59.3
Research and development	25.7	14.1
Sales and marketing	6.1	6.6
General and administrative	8.5	7.5
Amortization of goodwill and intangible assets	0.1	0.1
Total costs and expenses	104.0	87.6

Operating (loss) income	(4.0)	12.4

Other expense – net	(0.5)	(0.7)

Income (loss) before income tax provision (benefit) and minority interest	(4.5)	11.7

Income tax provision	—	2.7
Minority interest	(0.5)	(0.9)

Net income (loss)	(5.0)%	8.1%
Gross margin on product sales	36.3%	40.6%

THREE MONTHS ENDED MARCH 31, 2003 AND 2004

Revenues. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. Our revenues also consist of other revenues, which include revenue from certain funded development activities performed for customers and under government contracts and license agreements.  We do not recognize any revenue for light source systems prior to shipment.  The systems are tested by us in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin 104.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  There are no customer retentions with the exception of one customer where a small portion of our light source product revenue is delayed to align with the end-user acceptance of the integrated scanner.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  Revenues generated from these funded development contracts are derived from cost sharing contracts between us and certain customers.  The costs associated with these particular contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts which we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue and are rather offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

The following table summarizes the components of our revenue (in thousands, except units sold):

	March 31,
	2003	2004
Light source systems:
Revenue	$43,442	$52,661
Units sold	56	64
Average selling price	$776	$827

Consumable and spare parts and service products	$23,894	$35,210
Other revenue	$57	$50

Total revenue	$67,393	$87,921

Product sales increased 31% from $67.3 million for the three months ended March 31, 2003 to $87.9 million for the three months ended March 31, 2004, primarily due to a 47% increase in sales of consumable and spare parts and service products from $23.9 million in the three months ended March 31, 2003 to $35.2 million in the three months ended March 31, 2004.  The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers and an increased installed base in the three months ended March 31, 2004.  Product sales were further increased due to a 14% increase in the number of light source system units sold and a 7% increase in the average selling price.  A total of 56 light source systems were sold in the three months ended March 31, 2003 at an average selling price of $776,000, compared to 64 systems sold in the three months ended March 31, 2004 at an average selling price of $827,000.  On a foreign currency adjusted basis, the average selling price for the three months ended March 31, 2003 was $768,000 compared to $805,000 for the three months ended March 31, 2004. The increase in the average selling price from period to period reflects the inclusion in our product mix of the higher priced XLA 100 light source system which was introduced in the first quarter of 2003 and has a higher average selling price.   Revenues from funded development contracts were $57,000 and $50,000 for the three months ended March 31, 2003 and 2004, respectively.  We anticipate that our total revenues will increase sequentially for the remainder of 2004 as a result of the upturn in the semiconductor industry.

Our backlog at March 31, 2003 was $97.1 million compared to $105.5 million at March 31, 2004.  Bookings for the three months ended March 31, 2003 and March 31, 2004 were $63.5 million and $89.5 million, respectively.  The book-to-bill ratio for the quarter ended March 31, 2003 was .94 compared to 1.02 for the quarter ended March 31, 2004.  The increase in all three of these areas was primarily due to higher systems bookings and record bookings of consumable and spare parts in the first quarter of 2004.

We installed 67 light sources at chipmakers and other end-users during the quarter ended March 31, 2003 as compared to 65 light sources installed during the quarter ended March 31, 2004.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 88% and 87% of our sales for the three months ended March 31, 2003 and 2004, respectively, were derived from customers outside the United States.  We maintain a wholly-owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 41% and 38% in the three months ended March 31, 2003 and 2004, respectively.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  We anticipate that international sales will continue to account for a significant portion of our net sales.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 30%, 23% and 19%, respectively, of total revenue for the three months ended March 31, 2003, and 31%, 20% and 19%, respectively, of total revenue for the three months ended March 31, 2004.

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

The cost of product sales increased 22% from $42.9 million for the three months ended March 31, 2003 to $52.2 million for the three months ended March 31, 2004. This increase in the cost of product sales is primarily due to the overall increase in sales from period to period.  Both light source system sales and sales of consumables and spare parts and service products were higher for the three months ended March 31, 2004 compared to the same three-month period in 2003.

The gross margin on product sales was 36% for the three months ended March 31, 2003 as compared to 41% for the same three-month period in 2004.  This higher gross margin in 2004 reflects improved efficiencies associated with the XLA series product introduction and ongoing overall manufacturing cost reduction efforts.  We anticipate that the gross margins will increase moderately over the next couple of quarters as we reduce spending through ongoing process improvements, increased manufacturing yields, reductions in material costs and a more mature product mix.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  These amounts were $206,000 and $1.6 million for the three months ended March 31, 2003 and 2004, respectively.  Research and development expenses decreased 29% from $17.3 million for the for the three months ended March 31, 2003 to $12.4 million for the three months ended March 31, 2004, due primarily to costs associated with the final productization and introduction of the XLA 100 light source which was initially shipped in the first quarter of 2003.  We also continued to invest in extreme ultraviolet (“EUV”), F2 and beam delivery unit technology and to focus on next generation KrF and ArF products based on the XL platform.  As a percentage of total revenues, research and development expenses decreased from 25.7% for the three months ended March 31, 2003 to 14.1% for the same three-month period in 2004.  We anticipate research and development expenses to increase slightly in the next few quarters due to increased spending in EUV development and other product development opportunity investigations.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 42% from $4.1 million for the three months ended March 31, 2003 to $5.8 million for the three months ended March 31, 2004.  This increase in sales and marketing expenses from period to period primarily reflects the expenses associated with the profit sharing and bonus plans which were funded in the first quarter of 2004.  This increase in expenses also reflects increases in general marketing expenses associated with our international subsidiaries.  As a percentage of total revenues, such sales and marketing expenses increased from 6.1% for the three months ended March 31, 2003 to 6.6% for the same three-month period in 2004.  We anticipate sales and marketing expenses to increase over the next few quarters due primarily to increases in profit sharing and incentive bonuses associated with increased profitability.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses increased 15% from $5.8 million for the three months ended March 31, 2003 to $6.6 million for the three months ended March 31, 2004 due primarily to expenses associated with the profit sharing and bonus plans which were funded in the first quarter of 2004 and increased consulting and advisory fees associated with the implementation of the Sarbanes-Oxley section 404 requirements.  As a percentage of total revenues, such expenses decreased from 8.5% for the three months ended March 31, 2003 to 7.5% for the same three-month period in 2004.  We anticipate general and administrative expenses to increase on an absolute dollar basis over the next few quarters due primarily to increases in profit sharing and incentive bonuses associated with increased profitability, as well as additional costs which will be incurred implementing the Sarbanes-Oxley section 404 requirements.

Amortization of intangible assets.  Amortization of intangible assets totaled $40,000 for the three months ended March 31, 2003 and 2004. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of Active Control eXperts, Inc., or ACX, which was completed in early 2001.  With our adoption of SFAS 142 on January 1, 2002, we discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations.

Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiary offices against the United States dollar.  Net other expense totaled $346,000 and $606,000 for the three months ended March 31, 2003 and 2004, respectively.  The increase in net other expense was primarily due to decreases in interest income from period to period.  This decreased interest income was primarily due to lower market interest rates for our short-term and long-term investments in the first quarter of 2004 as compared to the first quarter of 2003.  The average cash and investments balances were also slightly lower in the first quarter of 2004 as compared to the first quarter of 2003 as a result of cash used during 2003 for the construction of our new manufacturing and office facility in San Diego, which was completed in the third quarter of 2003.  Foreign currency exchange losses totaled $360,000, interest income totaled $2.5 million and interest expense totaled $2.5 million for the three months ended March 31, 2003, compared to a foreign currency exchange gain of $54,000, interest income of $1.9 million and interest expense of $2.6 million for the three months ended March 31, 2004.

Income Tax Provision.  The tax provision of $2.4 million for the three months ended March 31, 2004 reflects an annual effective rate of  23%.  There was no tax provision for the three months ended March 31, 2003.  The change in the annual effective tax rate during the three months ended March 31, 2003 from 0% to a provision rate of 23% for the three months ended March 31, 2004 is primarily attributable to the increase in pre-tax earnings. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The effective tax rate is a function of current tax law and geographic location of pre-tax income.  There is currently pending legislation to repeal the existing U.S. export incentives.  Should these incentives be repealed with no replacement benefits, our effective tax rate would likely increase.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $242.6 million in cash and cash equivalents, $82.1 million in short-term investments, $74.3 million in long-term investments, and $417.8 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These 2002 Notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3½% per annum.  The 2002 Notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the convertible subordinated notes then outstanding. The remaining proceeds will be used for our future operating, investing and financing activities.

Net cash used in operating activities was approximately $17.4 million for the three months ended March 31, 2003, compared to $1.7 million net cash provided by operating activities for the three months ended March 31, 2004.  Net cash used in operating activities for the three months ended March 31, 2003 primarily reflects the net loss for the period, higher accounts receivable balances primarily due to the timing of sales and related customer invoicing late in the quarter and increases in inventories and accrued liabilities for the period.   Net cash provided by operating activities for the three months ended March 31, 2004 primarily reflects net income for the period, increases in accounts payable and other liabilities which were offset by increases in accounts receivable and inventories.  The increase in accounts receivable reflects the increased revenue for the three months ended March 31, 2004.  The increase in inventories was primarily due to an increase in spares inventories in the field to support the continuing high light source utilization rates as well as support overall increasing product demand.

Net cash used in investing activities was approximately $15.7 million for the three months ended March 31, 2003 compared to $1.9 million net cash provided by investing activities for the three months ended March 31, 2004.  Net cash used in investing activities for the three months ended March 31, 2003 was due primarily to the construction costs for our new manufacturing and office facility in San Diego.  This capital expenditure during the quarter was offset by the timing of short-term and long-term investments that matured and were reinvested during the period.  Net cash provided by investing activities for the three months ended March 31, 2004 was due primarily to the timing of short-term and long-term investments maturing and being reinvested during the quarter offset by a $6.0 million payment to acquire patents and a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary.

Net cash provided by financing activities was approximately $5.8 million and $8.1 million for the three months ended March 31, 2003 and 2004, respectively.  The increase in cash provided by financing activities from period to period was attributable to increases in the proceeds from employee stock option exercises. In the three months ended March 31, 2003, financing activities includes cash borrowed during the period of $3.3 million on our Japanese revolving loan.

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

We require substantial working capital to fund our business, particularly to finance inventories, including purchase orders with our vendors, accounts receivable, and for capital expenditures. Our future capital requirements depend on many factors, including our manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products. We believe that we have sufficient working capital to sustain operations and provide for the future expansion of our business for at least the next 12 months.

At March 31, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q for the period ended March 31, 2004. These factors include:

•                  demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•                  cyclicality in the market for semiconductor manufacturing equipment;

•                  rates at which chipmakers take delivery of photolithography tools from lithography tool manufacturers (“our customers”);

•                  rates at which our customers take delivery of light source systems from us;

•                  timing and size of orders from our small base of customers;

•                  product lead time demands from our customers and the chipmakers;

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

The semiconductor industry is highly cyclical. We derive a substantial percentage of our revenues from lithography tool manufacturers within the semiconductor industry. Our customers depend in turn on the demand for their photolithography tool products from their customers, the chipmakers. The capital equipment expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and products using semiconductors.

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

Although there is evidence that the prolonged downturn in the semiconductor industry may be over, we are not able to predict with any certainty the recovery of the semiconductor industry or the order of magnitude of any recovery.  The recent downturn has had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by chipmakers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

Our customers try to manage their inventories and production requirements to appropriate levels that best reflect their expected sales to chipmakers. Market conditions in the industry and production efficiency of the lithography tool manufacturers can cause our customers to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements to these levels. We continue to work with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers’ inventory management and production requirements or that our customers will not build up an excess inventory of light source products. If our customers retain an excess inventory of light source products, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows.  In addition, if our customers demand shorter product lead times as a solution to improve their inventory and cash positions, our inventory management and cash position may be impacted, which may adversely affect our operating results, financial condition and cash flows.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended March 31,
	2003	2004

ASM Lithography	30%	31%
Canon	23%	20%
Nikon	19%	19%

Total	72%	70%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31, 2003	March 31, 2004

ASM Lithography	38%	35%
Canon	14%	14%
Nikon	18%	21%

Total	70%	70%

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

•                  a customer experiencing lithography tool production problems;

•                  a decision to purchase light sources from other suppliers;

•                  changes in economic conditions in the semiconductor or the photolithography tool industries; and

•                  a decline in a customer’s financial condition.

A substantial percentage of our revenue is derived from the sale of a limited number of primary products.

Our only product line is excimer light source systems, which include KrF and ArF systems, and we expect these primary products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools. The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

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

Our newest product introduction project consists of a technology change from a single- discharge-chamber designed excimer light source to a dual-discharge-chamber design called MOPA.  This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three DUV wavelengths – 248nm, 193nm and 157nm.  There are risks inherent in transitioning to this new technology.  These risks include effective execution of the product development plan, adoption of the product by lithography tool manufacturers and chipmakers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitors.

We believe that chipmakers are currently developing a capability to produce devices that are measured at 0.13 micron or less, and these efforts are driving the current demand for our light source products for DUV photolithography systems. After chipmakers have this capability, their demand for our light source products will depend, in part, on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

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

Many of our major customers and many of the chipmakers who use our light source products in their photolithography systems are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with United States export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries.  Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

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

We believe it is critical for us to provide quick and responsive service directly to the chipmakers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide these services.  Accordingly, we have an ongoing effort to develop our direct support system with locations in the United States, Japan, Europe, Korea, Singapore, Taiwan and the People’s Republic of China. This requires us to do the following:

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

As of March 31, 2004, we owned 205 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to November 2021.  As of March 31, 2004, we had applied for 79 additional patents in the United States.  As of March 31, 2004, we owned 277 foreign patents and had 330 patent applications pending in various foreign countries.

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

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs, customers and from SEMATECH, a research consortium, in connection with our designing and developing specific products. Currently, funds from SEMATECH, lithography tool manufacturers and chipmakers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers and SEMATECH, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between us and the lithography tool manufacturers and SEMATECH. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

•                  we may not be able to provide timely support of installed light sources for chipmakers; and

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

Chipmakers’ prolonged use of our products in high volume productions may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.

Over time, our light source products may not meet chipmakers’ production specifications or operating cost requirements after the light source is used for a long period in high volume production. If any chipmaker cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with the chipmakers and our customers who are the limited number of lithography tool manufacturers. This would have a material adverse effect on our business.

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

•                  assumption of unknown liabilities or other unanticipated events or circumstances; and

•                  compliance with the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules and new accounting pronouncements.

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

As of March 31, 2004, Cymer had outstanding foreign currency forward exchange contracts to buy U.S. $81.4 million for 9.1 billion yen under foreign currency exchange facilities with contract rates ranging from 105.82 yen to 118.4 yen per U.S. dollar.  These contracts expire on various dates through June 2005.

Cymer’s foreign currency forward exchange contracts qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, Cymer defers changes in the fair value of these contracts and records the amount in other comprehensive income (loss) and subsequently reclassifies the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The unrealized loss or fair value of these contracts and the deferred loss totaled $5.7 million and $2.6 million, respectively, as of March 31, 2004.  The fair value of these foreign currency forward exchange contracts as of March 31, 2004 would have changed by $14.1 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 Notes is payable on February 15 and August 15 of each year, commencing August 15, 2002.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 Notes are recorded at face value on the consolidated balance sheets.  The fair value of such debt based on quoted market prices on March 31, 2004 was $263.3 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2004, have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in Cymer’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Cymer’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 2.

Changes in Securities and Use of Proceeds

None.

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

None.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits and Reports on Form 8-K

(a)	10.1*	Development Agreement dated January 23, 2004, by and between Cymer, Inc. and Intel Corporation.

	10.2*	Intellectual Property License Agreement dated February 4, 2004, by and between Cymer, Inc. and Intel Corporation.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* Confidential treatment requested

(b)  Reports on Form 8-K

On January 27, 2004, Cymer furnished a Form 8-K announcing its fourth quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: May 6, 2004	By:	/s/ NANCY J. BAKER

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)