Form 10-Q
period 2004-06-30
CYMER INC
filed 2004-08-04
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004

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

(858) 385-7300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report).

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 2, 2004 was 36,787,732.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2003	June 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$230,657	$211,056
Short-term investments	93,474	107,544
Accounts receivable – net	62,819	88,828
Inventories	93,012	110,788
Deferred income taxes	1,407	1,692
Prepaid expenses and other assets	5,513	7,378
Total current assets	486,882	527,286

PROPERTY AND EQUIPMENT – NET	128,849	124,883
LONG-TERM INVESTMENTS	77,509	80,250
DEFERRED INCOME TAXES	80,711	81,680
GOODWILL – NET	7,647	8,358
INTANGIBLE ASSETS – NET	12,925	11,659
OTHER ASSETS	8,698	8,324

TOTAL ASSETS	$803,221	$842,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,099	$22,565
Accrued warranty and installation	26,486	27,318
Accrued payroll and benefits	7,196	15,179
Accrued patents, royalties and other fees	8,436	3,824
Foreign currency forward exchange contracts	6,401	2,263
Income taxes payable	16,473	20,763
Accrued and other current liabilities	4,945	7,785
Total current liabilities	89,036	99,697

CONVERTIBLE SUBORDINATED NOTES	250,000	250,000
OTHER LIABILITIES	5,660	6,601
MINORITY INTEREST	5,195	5,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 36,345,000 and 36,767,000 shares outstanding at December 31, 2003 and June 30, 2004, respectively	36	37
Additional paid-in capital	358,988	369,659
Unearned compensation	(146)	(79)
Accumulated other comprehensive loss	(5,734)	(6,831)
Retained earnings	100,186	117,543
Total stockholders’ equity	453,330	480,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$803,221	$842,440

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004

REVENUES:
Product sales	$62,177	$94,722	$129,513	$182,593
Other	—	185	57	235
Total revenues	62,177	94,907	129,570	182,828

COSTS AND EXPENSES:
Cost of product sales	52,031	49,975	94,901	102,143
Research and development	16,072	14,832	33,390	27,202
Sales and marketing	4,461	5,879	8,555	11,702
General and administrative	6,547	8,154	12,320	14,769
Amortization of intangible assets	40	40	80	80

Total costs and expenses	79,151	78,880	149,246	155,896

OPERATING INCOME (LOSS)	(16,974)	16,027	(19,676)	26,932

OTHER INCOME (EXPENSE):
Foreign currency exchange loss – net	(57)	(399)	(417)	(345)
Interest and other income	2,397	1,603	4,886	3,499
Interest and other expense	(2,505)	(2,511)	(4,980)	(5,067)

Total other expense – net	(165)	(1,307)	(511)	(1,913)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	(17,139)	14,720	(20,187)	25,019

INCOME TAX PROVISION (BENEFIT)	(12,112)	3,386	(12,112)	5,754
MINORITY INTEREST	(166)	(1,133)	(480)	(1,908)

NET INCOME (LOSS)	$(5,193)	$10,201	$(8,555)	$17,357

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.15)	$0.28	$(0.25)	$0.47
Weighted average common shares outstanding	34,577	36,735	34,443	36,661

Diluted earnings (loss) per share	$(0.15)	$0.27	$(0.25)	$0.46
Weighted average common and dilutive potential common shares outstanding	34,577	37,673	34,443	37,846

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2003	2004

OPERATING ACTIVITIES:
Net income (loss)	$(8,555)	$17,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,617	13,949
Non-cash stock-based compensation	804	261
Amortization of unearned compensation	555	67
Minority interest	480	1,908
Provision for deferred income taxes	(21)	(490)
Loss on disposal and impairment of property and equipment	2,036	58
Change in assets and liabilities:
Accounts receivable – net	(6,778)	(26,009)
Income taxes receivable	(2,798)	—
Foreign currency forward exchange contracts	212	(2,127)
Inventories	4,634	(17,776)
Prepaid expenses and other assets	1,216	(2,126)
Accounts payable	(11,243)	3,466
Accrued expenses and other liabilities	(1,965)	13,998
Income taxes payable	(11,321)	4,290

Net cash provided by (used in) operating activities	(16,127)	6,826

INVESTING ACTIVITIES:
Acquisition of property and equipment	(42,415)	(8,140)
Purchases of investments	(53,101)	(142,560)
Proceeds from sold or matured investments	70,485	123,724
Acquisition of patents (1)	—	(5,990)
Acquisition of minority interest	(180)	(2,000)

Net cash used in investing activities	(25,211)	(34,966)

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(6,667)	—
Proceeds from issuance of common stock	12,505	10,410
Payments on capital lease obligations	(26)	(24)

Net cash provided by financing activities	5,812	10,386

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(215)	(1,847)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,741)	(19,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	196,643	230,657

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$160,902	$211,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,509	$4,482
Income taxes paid, net	$2,194	$2,159

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$1,475	$—

(1)  These patents were acquired in the fourth quarter of 2003 and the payment was accrued.  Payment for these patents was made in the first quarter of 2004.

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2004

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

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”),  Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 81% of Cymer Korea.  In February 2004, Cymer acquired 6% of the remaining 25% minority interest in its majority-owned subsidiary, Cymer Korea.  Cymer paid a total of $2.0 million for this 6% interest and recorded $1.3 million of the $2.0 million as an additional investment in Cymer Korea and the remaining $711,000 as goodwill.  This transaction increased Cymer’s total interest in Cymer Korea from 75% to 81%.    Cymer Japan is currently the only subsidiary office of Cymer which sells excimer light source systems.  In addition, Cymer Japan provides field service to customers in the Japan region. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for that region. All significant intercompany balances have been eliminated in consolidation.

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

Accounting Pronouncements Adopted – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determines when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE.  The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after December 15, 2003.  The adoption of this interpretation did not have a material effect on the consolidated financial statements of Cymer as it does not have arrangements that meet the criteria of a VIE.

In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which supersedes FIN 46.  The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003.  The application of this interpretation did not have a material effect on the consolidated financial statements of Cymer's as it does not have any arrangements that meet the criteria of a special purpose entity.

In March 2004, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exists. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The application of EITF 03-6 did not have an effect on Cymer's calculation of earnings per share.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”),  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF’s consensus applies to debt and equity securities accounted for under FASB Statement No. 115 (“SFAS 115”),  “Accounting for Certain Investments in Debt and Equity Securities”.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004, for investments accounted for under SFAS 115. The adoption of  EITF 03-1 did not have a material impact on Cymer’s consolidated financial statements.

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

Cymer accounts for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status for the six months ended June 30, 2003 and 2004 was $792,000 and $252,000, respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the six months ended June 30, 2003 and 2004 was $17.75 and $25.50, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For risk free interest, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing Employee Stock Purchase Plan (“ESPP”) shares.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Dividend yield	None	None	None	None
Volatility rate	83%	79%	83%	79%
Weighted average risk free interest :
Options	3.40%	3.72%	3.13%	3.31%
ESPP	1.22%	1.55%	1.22%	1.55%
Assumed forfeiture rate	5%	5%	5%	5%
Expected life:
Options	6 years	6 years	6 years	6 years
ESPP	.5 years	.5 years	.5 years	.5 years

The following table compares earnings (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Net income (loss), as reported	$(5,193)	$10,201	$(8,555)	$17,357
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	(75)	121	322	202
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	2,330	(4,825)	(6,320)	(9,008)

Pro forma net income (loss)	$(2,938)	$5,497	$(14,553)	$8,551

Earnings (loss) per share:
Basic – as reported	$(0.15)	$0.28	$(0.25)	$0.47
Basic – pro forma	$(0.08)	$0.15	$(0.42)	$0.23

Diluted – as reported	$(0.15)	$0.27	$(0.25)	$0.46
Diluted – pro forma	$(0.08)	$0.15	$(0.42)	$0.23

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and six months ended June 30, 2003 and 2004 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Basic weighted average common shares outstanding	34,577	36,735	34,443	36,661

Effect of dilutive securities:
Warrants	—	23	—	37
Options	—	915	—	1,148

Diluted weighted average common and potential common shares outstanding	34,577	37,673	34,443	37,846

For the three months ended June 30, 2003 and 2004, weighted average options and warrants to purchase 3,893,000 and 2,959,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended June 30, 2003 and 2004, weighted average common shares attributable to convertible subordinated notes of 5,000,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

For the six months ended June 30, 2003 and 2004, weighted average options and warrants to purchase 3,825,000 and 1,425,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the six months ended June 30, 2003 and 2004, weighted average common shares attributable to convertible subordinated notes of 5,000,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consist of the following as of December 31, 2003 and June 30, 2004 (in thousands):

	December 31, 2003	June 30, 2004
INVENTORIES:
Raw materials	$37,393	$46,672
Work-in-progress	26,949	32,159
Finished goods	40,698	42,507
Allowance for excess and obsolete inventory	(12,028)	(10,550)
Total	$93,012	$110,788

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

The following table summarizes the change in each component of accumulated other comprehensive loss for the six months ended June 30, 2004 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains (losses) on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2003	Balance	$(4,473)	$1,448	$(2,709)	$(5,734)
	Period net change	(1,089)	(1,194)	1,186	(1,097)
June 30, 2004	Balance	$(5,562)	$254	$(1,523)	$(6,831)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Net income (loss)	$(5,193)	$10,201	$(8,555)	$17,357

Foreign currency translation adjustments, net of tax	491	(1,235)	(127)	(1,089)
Unrealized gains (losses) on available for sale investments, net of tax	(143)	(1,006)	39	(1,194)
Unrealized gains on foreign currency forward exchange contracts, net of tax	160	1,124	324	1,186

Comprehensive income (loss)	$(4,685)	$9,084	$(8,319)	$16,260

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

On January 23, 2004, Cymer entered into a research and development agreement with Intel Corporation (“Intel”).  Total funding under the agreement is $20.0 million and will provide Cymer with funding over the next three years to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources.  The funding to be received from Intel under this agreement is milestone based and will be netted against Cymer’s total research and development expenses in the period that the milestone is achieved.  Total funding amounts recorded under this agreement for the three and six months ended June 30, 2004 were $1.6 million and $2.4 million, respectively.

On February 4, 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology.  Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008.  The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Upon shipment of this first unit, Cymer is to pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of sales.  The methodology and amounts that will be recorded to cost of sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of June 30, 2004.

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

Aggregate amortization expense was $80,000 for each of the six months ended June 30, 2003 and 2004.  As of June 30, 2004, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Six months ending December 31, 2004	$80
Year ending December 31, 2005	$20

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2003 and June 30, 2004 (in thousands):

Goodwill as of December 31, 2003	$7,647
Goodwill acquired with acquisition of 6% minority interest of Cymer Korea	711
Goodwill as of June 30, 2004	$8,358

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents which were acquired in 2001 and 2003.  As of December 31, 2003 and June 30, 2004, the net carrying amount of these patents was $12.7 million and $11.6 million, respectively.  Amortization expense for these patents was $323,000 and $593,000 for the three months ended June 30, 2003 and 2004, respectively.  Amortization expense was $645,000 and $1.2 million for the six months ended June 30, 2003 and 2004, respectively.

As of June 30, 2004, future estimated amortization expense for these patents is expected to be as follows (in thousands):

Future Amortization

Six months ending December 31, 2004	$1,186
Year ending December 31, 2005	$2,371
Year ending December 31, 2006	$2,371
Year ending December 31, 2007	$2,371
Year ending December 31, 2008	$2,371
Year ending December 31, 2009	$889

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

The following table summarizes information related to Cymer’s warranty provision for the six months ended June 30, 2004 (in thousands):

2004

Balance, January 1, 2004	$26,200
Liabilities accrued for warranties issued during the six month period, net of adjustments and expirations	13,556
Warranty expenditures incurred during the six month period	(12,756)
Balance, June 30, 2004	$27,000

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

An indemnification provision was also included in the contract manufacturing agreement with Seiko, which was terminated effective March 31, 2003.  As with Cymer’s indemnification provisions on intellectual property, Cymer will continue to honor this indemnification clause within the agreement even after its termination. Seiko and at least one Japanese customer have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that Cymer is entitled to prior use claims in Japan.

As part of the research and development agreement signed with Intel, Cymer also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of Cymer’s EUV source systems.  Details of such indemnity will be negotiated as part of a purchase agreement related to potential future products.

Guarantees on Subsidiary Debt – During the first quarter of 2003 and part of the second quarter of 2003, Cymer was party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee was between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guaranteed payment of any obligations under the revolving loan agreement in the event that Cymer Japan could not make such payments due or defaults on the loan.  Cymer Japan made all payments per the terms of the Loan Agreement and thus, Cymer did not incur any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly-owned subsidiary of Cymer and Cymer Japan recorded the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability was included in the consolidated balance sheets.  The Loan Agreement expired on June 16, 2003 and was paid in full by Cymer Japan. The Loan Agreement was not renewed on this expiration date and has not since been renewed.

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

Forward Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to manufacturing activities; expected domestic and international product sales and development; service and support; research and development activities and expenditures; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and relationships with customers and third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results”  and  elsewhere in this quarterly report on Form 10-Q.  Forward-looking statements herein speak only as of the date of this quarterly report on Form 10-Q.

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

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in nanometers (“nm”).  One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248 nm light, Argon Fluoride (“ArF”) gases 193 nm light, and Fluorine (“F2”) gas 157 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips”, that power many of today’s advanced consumer and business electronics. In the first six months of 2004, we sold 145 light source systems at an average selling price of $777,000.

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

In addition to service contracts, we provide an on-line diagnostic product, CymerOnLineTM. CymerOnLine is a diagnostic and performance software product which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables management.  CymerOnLine features a user-friendly browser-based interface which features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs. Since 2000, the last peak year in the cycle, the semiconductor industry experienced one of the longest downturns in its history during the time period from 2001 through late 2003. Although this downturn negatively impacted our business and results of operations during 2001, 2002 and 2003, we were able to maintain our revenues at a relatively constant level and remain profitable during most of this three year period.  We are very conscious of the volatile nature of the semiconductor industry and make every effort to manage our business through the cycles such that we maintain our profitability during the downturn and take the necessary steps during the downturns to strategically position ourselves for the next upturn.  During this most recent downturn, we made several such strategic investments including the completion of our new manufacturing facilities in San Diego and Korea, the development and introduction of our new Master Oscillator Power Amplifier (“MOPA”) technology and XL platform on which all of our future DUV light sources are planned to reside, and the ongoing work to improve business processes that leverage the overall efficiency of our workforce.

In the latter half of 2003, there were several indicators that the extended downturn in the semiconductor industry which started in 2001 was coming to an end and that an upturn was in sight.  During the final months of 2003, we experienced strong order growth and our direct customers announced increasing orders and extended delivery times. In addition, the chipmakers’ utilization of our DUV light sources exceeded the levels achieved in 2000, the peak of the last upturn, and the mix of our light source models shipped shifted toward KrF products, reflecting the chipmakers’ need for more capacity expansion.

As we entered 2004, we continued to see many of the same positive industry trends that we saw at the end of 2003, and we also experienced revenue growth during both the first and second quarters of 2004 that is indicative of an upturn.  Revenue for the first quarter of 2004 grew 20% over fourth quarter 2003 levels and again by 8% from the first to second quarters of 2004.  This continued growth in overall revenue since the beginning of 2004 was due to increased light source shipments and strong demand for consumables and spares to support the record light source utilization levels.  In both the first and second quarters of 2004, the light source product mix was heavily weighted toward our KrF products, reflecting chipmakers’ need to expand capacity to meet current industry demands.  Based upon our revenue levels and growth thus far in 2004, and the current positive indicators in the semiconductor industry, we believe that we are currently in the growth period of the upturn.

We believe we are well positioned to take advantage of this most recent upturn in the semiconductor industry due to the key investments that we made during the three year downturn and the significant cost reductions and efficiencies we have realized in the first six months of 2004.   As we continue into this latest upturn, we expect that we will experience sequential quarterly increases in our light source unit shipments for the remainder of 2004 and high light source system utilization levels at our chipmaker customers, which should  continue to drive our consumables and spares demand at these current high levels.  Based upon our first six month’s 2004 performance and the continued positive industry indicators, we expect that 2004 will be a record revenue year overall for Cymer.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards  No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.”  Pursuant to SFAS No. 109, a deferred tax asset or liability is generally recognized for the estimated future tax effects attributable to temporary differences, net operating loss carryforwards and tax credit carryforwards.  Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized within the carryback or carryforward periods.  Information about an enterprise’s current financial position and its results of operations for the current and preceding years, as well as all currently available information about future years should be considered.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Revenues:
Product sales	100.0%	99.8%	99.9%	99.9%
Other	—	.2	.1	.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	83.7	52.6	73.2	55.9
Research and development	25.8	15.6	25.8	14.9
Sales and marketing	7.2	6.2	6.6	6.4
General and administrative	10.5	8.6	9.5	8.0
Amortization of intangible assets	.1	.1	.1	.1
Total costs and expenses	127.3	83.1	115.2	85.3

Operating income (loss)	(27.3)	16.9	(15.2)	14.7

Total other expense – net	(.3)	(1.4)	(.4)	(1.0)

Income (loss) before income tax
provision (benefit) and minority interest	(27.6)	15.5	(15.6)	13.7

Income tax provision (benefit)	(19.5)	3.5	(9.4)	3.2
Minority interest	(.2)	(1.2)	(.4)	(1.0)

Net income (loss)	(8.3)%	10.8%	(6.6)%	9.5%
Gross margin on product sales	16.3%	47.2%	26.7%	44.1%

THREE MONTHS ENDED JUNE 30, 2003 AND 2004

Revenues. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. Our revenues also consist of other revenues, which include revenue from certain funded development activities performed for customers and under government contracts and license agreements.  We do not recognize any revenue for light source systems prior to shipment.  The systems are tested by us in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin 104.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  There are no customer retentions with the exception of one customer where a small portion of our light source product revenue is delayed to align with the end-user acceptance of the integrated scanner containing our light source.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  Revenues generated from these funded development contracts are derived from cost sharing contracts between us and certain customers.  The costs associated with these particular contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts which we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue and are rather offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

The following table summarizes the components of our revenue (in thousands, except units sold):

	Three months ended June 30,
	2003	2004

Light source systems:
Revenue	$35,939	$58,719	(1)
Units sold	31	81
Average selling price	$1,159	$737

Consumable and spare parts and service products	$26,238	$36,003
Other revenue	$—	$185

Total revenue	$62,177	$94,907

(1)  Net of deferred light source revenue of $943,000, which reflects one customer’s retention where light source revenue is delayed  to align with the end-user acceptance of the integrated scanner containing our light source.

Product sales increased 52% from $62.2 million for the three months ended June 30, 2003 to $94.7 million for the three months ended June 30, 2004, primarily due to a 63% increase in light source system revenue from $35.9 million in the three months ended June 30, 2003 to $58.7 million in the three months ended June 30, 2004.  A total of 31 light source systems were sold in the three months ended June 30, 2003 at an average selling price of $1.2 million, compared to 81 systems sold in the three months ended June 30, 2004 at an average selling price of $737,000.  On a foreign currency adjusted basis, the average selling price for the three months ended June 30, 2003 was $1.1 million compared to $736,000 for the three months ended June 30, 2004. The decrease in the average selling price from period to period reflects the shift in the product mix to our lower priced KrF products in the second quarter of 2004.  Product sales were further increased from period to period due to a 37% increase in sales of consumable and spare parts and service products from $26.2 million in the three months ended June 30, 2003 to $36.0 million in the three months ended June 30, 2004.  The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers and an increased installed base in the three months ended June 30, 2004.  There were no revenues from funded development contracts for the three months ended June 30, 2003, compared to revenues from funded development contracts of $185,000 for the three months ended June 30, 2004.  We anticipate that our total revenues will increase sequentially for the remainder of 2004 as a result of the upturn in the semiconductor industry.

Our backlog at June 30, 2003 was $100.4 million compared to $107.7 million at June 30, 2004.  Bookings for the three months ended June 30, 2003 and June 30, 2004 were $65.5 million and $97.1 million, respectively.  The book-to-bill ratio for the three months ended June 30, 2003 was 1.05 compared to 1.02 for the three months ended June 30, 2004.  The increase in overall bookings was primarily due to the upturn in the semiconductor industry in 2004 which resulted in higher systems bookings and record bookings of consumable and spare parts in the second quarter of 2004.

We installed 50 light sources at chipmakers and other end-users during the quarter ended June 30, 2003 as compared to 73 light sources installed during the quarter ended June 30, 2004.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 15%, 27% and 24%, respectively, of total revenue for the three months ended June 30, 2003, and 32%, 18% and 19%, respectively, of total revenue for the three months ended June 30, 2004.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 88% of our sales for both the three months ended June 30, 2003 and 2004 were derived from customers outside the United States.  We maintain a wholly-owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 50% and 35% of total revenues in the three months ended June 30, 2003 and 2004, respectively.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  We anticipate that international sales will continue to account for a significant portion of our net sales.

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

The cost of product sales decreased 4% from $52.0 million for the three months ended June 30, 2003 to $50.0 million for the three months ended June 30, 2004. This decrease in the cost of product sales is primarily due to a decrease in the overall costs associated with our XL series light source which was initially introduced to manufacturing and started shipping to customers in early 2003.  During its initial months of production in 2003, the inefficiencies and costs to manufacture the XL series light source were very high as is typically the case with new product introductions.  In addition, the cost of product sales were lower in the three months ended June 30, 2004 due to the shift in our product mix to the lower cost KrF products and achievement of our overall material cost reduction targets on a variety of products.

The gross margin on product sales was 16% for the three months ended June 30, 2003 as compared to 47% for the same three-month period in 2004.  This higher gross margin is primarily due to the improved efficiencies and costs associated with our XL series light source and the shift to our lower cost and higher margin KrF products in 2004 as compared to 2003.  This higher gross margin in 2004 also reflects increased factory yield and utilization, increased and improved field utilization and efficiency and significant success in our material cost control efforts.    We anticipate that we can maintain or achieve improvements in our gross margins over the next couple of quarters as we continue to reduce spending through ongoing process improvements, increase manufacturing yields and further reduce material costs.  We do not anticipate that system product mix will have a material impact on gross margins going forward.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses,  which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  These amounts were $239,000 and $2.1 million for the three months ended June 30, 2003 and 2004, respectively.  Research and development expenses decreased 8% from $16.1 million for the three months ended June 30, 2003 to $14.8 million for the three months ended June 30, 2004, due primarily to the higher level of development efforts associated with the XL series light source product in 2003 compared to 2004.  These decreased expenses from period to period were offset by increased costs associated with the profit sharing and bonus plans funded in the second quarter of 2004.  We also continued to invest in EUV, F2 and beam delivery unit technology and to focus on next generation KrF and ArF products based on the XL platform.  As a percentage of total revenues, research and development expenses decreased from 25.8% for the three months ended June 30, 2003 to 15.6% for the same three-month period in 2004 due primarily to lower revenues in 2003 compared to 2004.  We expect research and development expenses to remain at this level of dollar spending or increase in the next few quarters due to increased spending in EUV development and other product development opportunity investigations.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 32% from $4.5 million for the three months ended June 30, 2003 to $5.9 million for the three months ended June 30, 2004.  This increase in sales and marketing expenses from period to period primarily reflects the expenses associated with the profit sharing and bonus plans which were funded in the second quarter of 2004.  As a percentage of total revenues, such sales and marketing expenses decreased from 7.2% for the three months ended June 30, 2003 to 6.2% for the same three-month period in 2004.  We anticipate sales and marketing expenses to remain relatively flat in dollar spending over the next few quarters.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses increased 25% from $6.5 million for the three months ended June 30, 2003 to $8.2 million for the three months ended June 30, 2004 due primarily to profit sharing and bonus plans expenses associated with our increased profitability in the second quarter of 2004 and increased consulting and advisory fees associated with the implementation of the Sarbanes-Oxley section 404 internal controls reporting requirements.  As a percentage of total revenues, such expenses decreased from 10.5% for the three months ended June 30, 2003 to 8.6% for the same three-month period in 2004.  We anticipate general and administrative expenses over the next few quarters to continue to reflect costs for profit sharing and incentive bonuses associated with increased profitability, as well as continued costs related to the Sarbanes-Oxley section 404 requirements.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $40,000 for both three month periods ended June 30, 2003 and 2004. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of Active Control eXperts, Inc., ("ACX") which was completed in early 2001.  With our adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill with indefinite useful life associated with previous purchase business combinations.  Amortization expense for patents which is included in research and development expenses and cost of product sales was $323,000 and $593,000 for the three months ended June 30, 2003 and 2004, respectively.

Total Other Expense - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiary offices against the United States dollar.  Net other expense totaled $165,000 and $1.3 million for the three months ended June 30, 2003 and 2004, respectively.  The increase in net other expense was primarily due to decreases in interest income from period to period.  This decreased interest income was primarily due to lower market interest rates for our short-term and long-term investments in the second quarter of 2004 as compared to the first quarter of 2003.  Foreign currency exchange losses totaled $57,000, interest income totaled $2.4 million and interest expense totaled $2.5 million for the three months ended June 30, 2003, compared to foreign currency exchange losses of $399,000, interest income of $1.6 million and interest expense of $2.5 million for the three months ended June 30, 2004.

Income Tax Provision (Benefit).  The tax benefit of $12.1 million and the tax provision of $3.4 million for the three months ended June 30, 2003 and 2004, respectively, reflects an annual effective rate of 60% and 23%, respectively.  Due to the 0% annual effective tax rate estimated for the first quarter of 2003, a year-to-date change in the tax provision was made in the second quarter of 2003.  This resulted in a quarterly tax benefit of 71% for the three months ended June 30, 2003.  The change in the annual effective tax rate during the three months ended June 30, 2003 from 60% to a provision rate of 23% for the three months ended June 30, 2004 is primarily attributable to the increase in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits.  The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The effective tax rate is a function of current tax law and geographic location of pre-tax income.  There is currently pending legislation to repeal the existing U.S. export incentives.  Should these incentives be repealed or allowed to expire with no replacement benefits, our effective tax rate would likely increase.

SIX MONTHS ENDED JUNE 30, 2003 AND 2004

The following table summarizes the components of our revenue (in thousands, except units sold):

	Six months ended June 30,
	2003	2004

Light source systems:
Revenue	$79,381	$111,380	(1)
Units sold	87	145
Average selling price	$912	$777

Consumable and spare parts and service products	$50,132	$71,213
Other revenue	$57	$235

Total revenue	$129,570	$182,828

(1)          Net of deferred light source revenue of $1.2 million, which reflects one customer’s retention where light source revenue is delayed  to align with the end-user acceptance of the integrated scanner containing our light source.

Revenues.  Product sales increased 41% from $129.5 million for the six months ended June 30, 2003 to $182.6 million for the six months ended June 30, 2004, primarily due to a 40% increase in light source systems revenue from $79.4 million in the six months ended June 30, 2003 to $111.4 million in the six months ended June 30, 2004.  A total of 87 light source systems were sold in the six months ended June 30, 2003 at an average selling price of $912,000, compared to 145 systems sold in the six months ended June 30, 2004 at an average selling price of $777,000.  On a foreign currency adjusted basis, the average selling price for the six months ended June 30, 2003 was $896,000 compared to $767,000 for the six months ended June 30, 2004. The decrease in the average selling price from year to year reflects the shift in the product mix to our lower priced KrF products in the first six months of 2004.  Product sales were further increased due to a 42% increase in sales of consumable and spare parts and service products from $50.1 million in the six months ended June 30, 2003 to $71.2 million in the six months ended June 30, 2004.  The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers and an increased installed base in the six months ended June 30, 2004.  Revenues from funded development contracts were $57,000 and $235,000 for the six months ended June 30, 2003 and 2004, respectively.

Approximately 88% and 87% of our sales for the six months ended June 30, 2003 and 2004, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by our wholly-owned Japanese subsidiary, accounted for 45% and 37% of total revenues in the six months ended June 30, 2003 and 2004, respectively.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 23%, 25% and 21%, respectively, of total revenue for the six months ended June 30, 2003, and 32%, 19% and 19%, respectively, of total revenue for the six months ended June 30, 2004.

Cost of Product Sales.   The cost of product sales increased 8% from $94.9 million for the six months ended June 30, 2003 to $102.1 million for the six months ended June 30, 2004. This increase in the cost of product sales from period to period is primarily due to the overall increase in sales from period to period.  Both light source system sales and sales of consumables and spare parts and service products  were higher in the six months period ended June 30, 2004 compared to the same six-month period in 2003.  Although our cost of product sales were higher in absolute dollars in the six months ended June 30, 2004 compared to the same period in 2003, cost of product sales in 2004 included significant cost reduction achievements for our XL series products from both a material cost and labor efficiency standpoint, and lower costs associated with our KrF light source systems, which were the majority of our system unit shipments in the six months ended June 30, 2004.

The gross margin on product sales was 27% for the six months ended June 30, 2003 as compared to 44% for the same six-month period in 2004.  This higher gross margin in 2004 reflects improved efficiencies associated with the XL series product, ongoing overall manufacturing cost reduction efforts and increased factory yield and utilization.

Research and Development.  Research and development expenses decreased 19% from $33.4 million for the six months ended June 30, 2003 to $27.2 million for the six months ended June 30, 2004, due primarily to the high costs associated with the final productization and introduction of the XLA 100 light source which was shipped in the first quarter of 2003.  Amounts funded by external research and development contracts totaled $445,000 and $3.6 million for the six months ended June 30, 2003 and 2004, respectively. The decreased overall research and development expenses from period to period were offset by increased expenses associated with the profit sharing and bonus plans attributable to research and development personnel, which were funded during the six months ended June 30, 2004.  We also continued to invest in EUV, F2 and beam delivery unit technology and to focus on next generation KrF and ArF products based on the XL platform.  As a percentage of total revenues, research and development expenses decreased from 25.8% for the six months ended June 30, 2003 to 14.9% for the same six-month period in 2004 due to the combination of higher revenue and lower expenses from period to period.

Sales and Marketing.  Sales and marketing expenses increased 37% from $8.6 million for the six months ended June 30, 2003 to $11.7 million for the six months ended June 30, 2004.  This increase in sales and marketing expenses from period to period primarily reflects the expenses associated with the profit sharing and bonus plans which were funded in the first and second quarters of 2004.  This increase in expenses also reflects increases in marketing expenses associated with our international subsidiaries recorded in the six months ended June 30, 2004. As a percentage of total revenues, such sales and marketing expenses decreased slightly from 6.6% for the six months ended June 30, 2003 to 6.4% for  the same six-month period in 2004.

General and Administrative. General and administrative expenses increased 20% from $12.3 million for the six months ended June 30, 2003 to $14.8 million for the six months ended June 30, 2004 due primarily to expenses associated with the profit sharing and bonus plans which were funded in the first and second quarters of 2004 and increased consulting and advisory fees associated with the implementation of the Sarbanes-Oxley section 404 requirements.  As  a percentage of total revenues, such expenses decreased from 9.5% for the six months ended June 30, 2003 to 8.0% for the same six-month period in 2004 due to higher revenues from period to period.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $80,000 for both six month periods ended June 30, 2003 and 2004. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of ACX, which was completed in early 2001.  With our adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill with indefinite useful life associated with previous purchase business combinations.  Amortization expense for patents which is included in research and development expenses and cost of product sales was $645,000 and $1.2 million for the six months ended June 30, 2003 and 2004, respectively.

Total Other Expense – Net.  Net other expense totaled $511,000 and $1.9 million for the six months ended June 30, 2003 and 2004, respectively.  The increase in net other expense was primarily due to decreases in interest income from period to period.  The decreased interest income from period to period was primarily due to lower market interest rates for our short-term and long-term investments in the first six months of 2004 as compared to the first six months of 2003.  Foreign currency exchange losses totaled $417,000, interest income totaled $4.9 million and interest expense totaled $5.0 million for the six months ended June 30, 2003, compared to foreign currency exchange losses of $345,000, interest income of $3.5 million and interest expense of $5.1 million for the six months ended June 30, 2004.

Income Tax Provision (Benefit).  The tax benefit of $12.1 million and the tax provision of $5.8 million for the six months ended June 30, 2003 and 2004, respectively, reflect an annual effective rate of  60% and 23%, respectively.  The change in the annual effective tax rate during the six months ended June 30, 2003 from 60% to a provision rate of 23% for the six months ended June 30, 2004 is primarily attributable to the increase in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The effective tax rate is a function of current tax law and geographic location of pre-tax income.  There is currently pending legislation to repeal the existing U.S. export incentives.  Should these incentives be repealed or allowed to expire with no replacement benefits, our effective tax rate would likely increase.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $211.1 million in cash and cash equivalents, $107.5 million in short-term investments, $80.3 million in long-term investments, and $427.6 million in working capital.

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

Net cash used in operating activities was approximately $16.1 million for the six months ended June 30, 2003, compared to $6.8 million net cash provided by operating activities for the six months ended June 30, 2004.  Net cash used in operating activities for the six months ended June 30, 2003 primarily reflects the net loss for the period, higher accounts receivable balances, primarily due to the timing of sales and related customer invoicing late in the quarter, and increases in inventories and accrued liabilities for the period.   Net cash provided by operating activities for the six months ended June 30, 2004 primarily reflects net income for the period, and increases in accounts payable and other liabilities which were offset by increases in accounts receivable and inventories.  The increase in accounts receivable reflects the increased revenue for the six months ended June 30, 2004.  The increase in inventories was primarily due to an increase in spares inventories in the field to support the continuing high light source utilization rates as well as to support overall increasing product demand.

Net cash used in investing activities was approximately $25.2 million and $35.0 million for the six months ended June 30, 2003 and June 30, 2004, respectively.  Net cash used in investing activities for the six months ended June 30, 2003 was due primarily to the construction costs for our new manufacturing and office facility in San Diego.  This capital expenditure during the first six months of 2003 was offset by the timing of short-term and long-term investments that matured and were reinvested during the period.  Net cash used in investing activities for the six months ended June 30, 2004 was due primarily to the timing of short-term and long-term investments maturing and being reinvested during the quarter, a $6.0 million payment to acquire certain patents and a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary.

Net cash provided by financing activities was approximately $5.8 million and $10.4 million for  the six months ended June 30, 2003 and 2004, respectively.  The increase in cash provided by financing activities from period to period was net of a $6.7 million payoff of our Japanese revolving loan that was made in the six months ended June 30, 2003.  The cash was provided during both periods primarily from the proceeds received from the exercise of employee stock options, but such proceeds were higher during the six months ended June 30, 2003.  These proceeds totaled $12.5 million and $10.4 million for the six months ended June 30, 2003 and 2004, respectively.

During the six months ended June 30, 2003, we had certain loan agreements with a commercial bank which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, we were able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen cost of funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required us to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and were not renewed.

Since our initial public offering and a secondary public offering, both in 1996, we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

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

At June 30, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, FASB issued a proposed statement, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method.  As proposed, this standard would be applied prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting. We will continue to monitor activity on this subject from the FASB in order to determine the impact on our consolidated financial statements.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q for the period ended June 30, 2004. These factors include:

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

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and currently appears to be in an upturn following a significant and prolonged downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

Although we believe we are currently in an industry upturn,  we are not able to predict with any certainty the recovery of the semiconductor industry or the order of magnitude of any recovery.  The recent downturn had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by chipmakers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

A significant percentage of our revenue is derived from sales to a few large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended June 30,
	2003	2004

ASM Lithography	23%	32%
Canon	25%	19%
Nikon	21%	19%

Total	69%	70%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31, 2003	June 30, 2004

ASM Lithography	38%	38%
Canon	14%	11%
Nikon	18%	22%

Total.	70%	71%

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

•                  productivity of 300 mm photolithography tools relative to 200 mm tools; and

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

Our newest product introduction project consists of a technology change from a single- discharge-chamber designed excimer light source to a dual-discharge-chamber design called MOPA.  This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three DUV wavelengths – 248 nm, 193 nm and 157 nm.  There are risks inherent in transitioning to this new technology.  These risks include effective execution of the product development plan, adoption of the product by lithography tool manufacturers and chipmakers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitors.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  FASB and other agencies have proposed, and are currently considering, changes to accounting principles generally accepted in the United States of America that would require us to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future operating results, financial condition and cash flows.

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

As of June 30, 2004, we owned 198 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to June 2022.  As of June 30, 2004, we had applied for 77 additional patents in the United States.  As of June 30, 2004, we owned 255 foreign patents and had 321 patent applications pending in various foreign countries.

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

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Currently, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between us and the manufacturers. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

We registered the trademarks ‘‘CYMER’’ and “INSIST ON CYMER” and others in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action was successful, we would have to stop using the mark and possibly pay damages.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

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

When we sell products to our Japanese subsidiary, the sale is denominated in U.S. dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese yen to the U.S. dollar. Our Japanese subsidiary manages its exposure to these fluctuations through foreign currency forward exchange contracts to hedge its purchase commitments. We will continue to monitor our exposure to these currency fluctuations, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. However, exchange rate fluctuations may still have a material adverse effect on our operating results. In the future, we may need to sell our products in other foreign currencies other than the Japanese yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area.

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

Chipmakers’ prolonged use of our products in high volume production may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.

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

Our products are subject to potential product liability claims if personal injury or death results from their use.

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

As of June 30, 2004, Cymer had outstanding foreign currency forward exchange contracts to buy U.S. $78.3 million for 8.4 billion yen under foreign currency exchange facilities with contract rates ranging from 104.3 yen to 118.2 yen per U.S. dollar.  These contracts expire on various dates through June 2005.

Cymer’s foreign currency forward exchange contracts qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, Cymer defers changes in the fair value of these contracts and records the amount in other comprehensive income (loss) and subsequently reclassifies the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The unrealized loss or fair value of these contracts and the deferred loss totaled $2.3 million and $1.5 million, respectively, as of June 30, 2004.  The fair value of these foreign currency forward exchange contracts as of June 30, 2004 would have changed by $8.7 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 Notes is payable on February 15 and August 15 of each year.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 Notes are recorded at face value on the consolidated balance sheets.  The fair value of such debt based on quoted market prices on June 30, 2004 was $253.6 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2004, have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in Cymer’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Cymer’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

None.

ITEM 2.                                                     Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

ITEM 3.                                                     Defaults Upon Senior Securities

None.

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 20, 2004. Out of 36,724,104 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 34,536,168 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

Proposal 1. The election of the following eight directors to serve for one year. The votes for the nominated directors were as follows:

Director’s Name	Votes For	Votes Withheld

Charles J. Abbe	22,712,246	11,823,922
Robert P. Akins	24,462,714	10,073,454
Edward H. Braun	22,546,899	11,989,269
Michael R. Gaulke	22,641,546	11,894,622
William G. Oldham	24,462,714	10,073,454
Peter J. Simone	23,723,075	10,813,093
Young K. Sohn	23,525,191	11,010,977
Jon D. Tompkins	23,454,491	11,081,677

Proposal 2. Approval of an amendment to Cymer’s 1996 Employee Stock Purchase Plan to increase the aggregate number of shares reserved for issuance under the plan by 200,000 shares. 28,716,284 votes were cast for approval, 884,279 votes were cast against, 32,236 votes were abstained and there were 4,903,369 broker non-votes.

Proposal 3. Ratification of the selection of KPMG LLP as the independent auditors of Cymer for the year ending December 31, 2004. 21,428,269 votes were cast for approval, 12,974,698 votes were cast against, 133,201 votes were abstained and there were no broker non-votes.

ITEM 5.                                                     Other Information

None.

ITEM 6.                                                     Exhibits and Reports on Form 8-K

(a)          31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)          Reports on Form 8-K

On April 20, 2004, Cymer furnished a Form 8-K announcing its first quarter 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: August 4, 2004	By:	/s/ NANCY J. BAKER

Nancy J. Baker
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)