Form 10-Q
period 2004-09-30
CYMER INC
filed 2004-11-05
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of Common Stock, with $0.001 par value, outstanding on November 1, 2004 was 36,922,646.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004

Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004

Notes to Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURE PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2003	September 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$230,657	$217,202
Short-term investments	93,474	97,133
Accounts receivable – net	62,819	96,310
Foreign currency forward exchange contracts	—	162
Inventories	93,012	120,625
Deferred income taxes	1,407	1,653
Prepaid expenses and other assets	5,513	7,351
Total current assets	486,882	540,436

PROPERTY AND EQUIPMENT – NET	128,849	125,184
LONG-TERM INVESTMENTS	77,509	43,789
DEFERRED INCOME TAXES	80,711	80,888
GOODWILL – NET	7,647	8,358
INTANGIBLE ASSETS – NET	12,925	11,026
OTHER ASSETS	8,698	7,236

TOTAL ASSETS	$803,221	$816,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,099	$22,934
Accrued warranty and installation	26,486	27,888
Accrued payroll and benefits	7,196	17,549
Accrued patents, royalties and other fees	8,436	5,143
Foreign currency forward exchange contracts	6,401	—
Income taxes payable	16,473	25,658
Accrued and other current liabilities	4,945	6,155
Total current liabilities	89,036	105,327

CONVERTIBLE SUBORDINATED NOTES	250,000	200,753
OTHER LIABILITIES	5,660	6,777
MINORITY INTEREST	5,195	5,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 36,345,000 and 36,822,000 shares outstanding at December 31, 2003 and September 30, 2004, respectively	36	37
Additional paid-in capital	358,988	370,559
Unearned compensation	(146)	(48)
Accumulated other comprehensive loss	(5,734)	(5,295)
Retained earnings	100,186	132,964
Total stockholders’ equity	453,330	498,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$803,221	$816,917

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004

REVENUES:
Product sales	$63,873	$106,751	$193,386	$289,344
Other	—	389	57	624
Total revenues	63,873	107,140	193,443	289,968

COSTS AND EXPENSES:
Cost of product sales	48,029	56,120	142,930	158,263
Research and development	11,470	15,796	44,860	42,998
Sales and marketing	3,873	5,784	12,428	17,486
General and administrative	20,621	8,218	32,941	22,987
Amortization of intangible assets	40	40	120	120
Gain on debt extinguishment	—	(911)	—	(911)

Total costs and expenses	84,033	85,047	233,279	240,943

OPERATING INCOME (LOSS)	(20,160)	22,093	(39,836)	49,025

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	482	(928)	65	(1,273)
Interest and other income	2,078	2,401	6,964	5,900
Interest and other expense	(2,530)	(2,299)	(7,510)	(7,366)

Total other income (expense) – net	30	(826)	(481)	(2,739)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	(20,130)	21,267	(40,317)	46,286

INCOME TAX PROVISION (BENEFIT)	(12,078)	5,818	(24,190)	11,572
MINORITY INTEREST	(467)	(28)	(947)	(1,936)

NET INCOME (LOSS)	$(8,519)	$15,421	$(17,074)	$32,778

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.24)	$0.42	$(0.49)	$0.89
Weighted average common shares outstanding	35,302	36,788	34,733	36,704

Diluted earnings (loss) per share	$(0.24)	$0.41	$(0.49)	$0.87
Weighted average common and dilutive potential common shares outstanding	35,302	37,266	34,733	37,639

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2003	2004

OPERATING ACTIVITIES:
Net income (loss)	$(17,074)	$32,778
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on debt extinguishment	—	(911)
Depreciation and amortization	23,816	21,004
Non-cash stock-based compensation	1,115	141
Amortization of unearned compensation	665	98
Minority interest	947	1,936
Provision for deferred income taxes	(54)	(727)
Loss on disposal and impairment of property and equipment	17,635	61
Change in assets and liabilities: Accounts receivable – net	(14,303)	(33,491)
Income taxes receivable	(16,725)	—
Foreign currency forward exchange contracts	1,925	(2,247)
Inventories	11,209	(27,613)
Prepaid expenses and other assets	786	(2,299)
Accounts payable	(12,094)	3,835
Accrued expenses and other liabilities	(3,627)	16,892
Income taxes payable	(11,321)	9,185

Net cash provided by (used in) operating activities	(17,100)	18,642

INVESTING ACTIVITIES:
Acquisition of property and equipment	(55,509)	(14,584)
Purchases of investments	(84,006)	(161,549)
Proceeds from sold or matured investments	121,454	189,384
Acquisition of patents (1)	—	(5,990)
Acquisition of minority interest	(180)	(2,000)

Net cash provided by (used in) investing activities	(18,241)	5,261

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(6,667)	—
Proceeds from issuance of common stock	31,288	11,430
Redemption of convertible subordinated notes	—	(47,407)
Payments on capital lease obligations	(38)	(36)

Net cash provided by (used in) financing activities	24,583	(36,013)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,658	(1,345)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,100)	(13,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	196,643	230,657

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$187,543	$217,202

	For the nine months ended September 30,
	2003	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,925	$8,949
Income taxes paid, net	$4,037	$2,650

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$1,475	$—

(1)          These patents were acquired in the fourth quarter of 2003 and the payment was accrued.  Payment for these patents was made in the first quarter of 2004.

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004

(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Data – The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated.  These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly-owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 81% of Cymer Korea.  In February 2004, Cymer acquired 6% of the remaining 25% minority interest in its majority-owned subsidiary, Cymer Korea.  Cymer paid a total of $2.0 million for this 6% interest and recorded $1.3 million of the $2.0 million as an additional investment in Cymer Korea and the remaining $711,000 as goodwill.  This transaction increased Cymer’s total interest in Cymer Korea from 75% to 81%.    Cymer Japan is currently the only subsidiary office of Cymer that sells excimer light source systems.  In addition, Cymer Japan provides field service to customers in the Japan region. Cymer SEA, Cymer PRC, Cymer Singapore and Cymer B.V. are field service offices for customers in those respective regions.  Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for that region. All significant intercompany balances have been eliminated in consolidation.

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

In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which supersedes FIN 46.  The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003.  The application of this interpretation did not have a material effect on the consolidated financial statements of Cymer as it does not have any arrangements that meet the criteria of a special purpose entity.

In March 2004, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exists. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The application of EITF 03-6 did not have an effect on Cymer’s calculation of earnings per share.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”),  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF’s consensus applies to debt and equity securities accounted for under FASB Statement No. 115 (“SFAS 115”),  “Accounting for Certain Investments in Debt and Equity Securities”.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004, for investments accounted for under SFAS 115. Cymer does not anticipate that the adoption of  EITF 03-1 will have a material impact on Cymer’s consolidated financial statements.

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

Cymer accounts for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status for the nine months ended September 30, 2003 and 2004 was $1.1 million and $126,000, respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the nine months ended September 30, 2003 and 2004 was $18.62 and $24.07, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For risk free interest, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing Employee Stock Purchase Plan (“ESPP”) shares.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Dividend yield	None	None	None	None
Volatility rate	83%	79%	83%	79%
Weighted average risk free interest:
Options	2.91%	3.51%	2.87%	3.38%
ESPP	N/A	N/A	1.22%	1.55%
Assumed forfeiture rate	5%	5%	5%	5%
Expected life:
Options	6 years	6 years	6 years	6 years
ESPP	.5 years	.5 years	.5 years	.5 years

The following table compares earnings (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net income (loss), as reported	$(8,519)	$15,421	$(17,074)	$32,778
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	124	(96)	446	106
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,417)	(3,818)	(8,737)	(12,826)

Pro forma net income (loss)	$(10,812)	$11,507	$(25,365)	$20,058

Earnings (loss) per share:
Basic – as reported	$(0.24)	$0.42	$(0.49)	$0.89
Basic – pro forma	$(0.31)	$0.31	$(0.73)	$0.55

Diluted – as reported	$(0.24)	$0.41	$(0.49)	$0.87
Diluted – pro forma	$(0.31)	$0.31	$(0.73)	$0.53

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended September 30, 2003 and 2004 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Basic weighted average common shares
outstanding	35,302	36,788	34,733	36,704

Effect of dilutive securities:
Warrants	—	—	—	21
Options	—	478	—	914

Diluted weighted average common and potential common shares outstanding	35,302	37,266	34,733	37,639

For the three months ended September 30, 2003 and 2004, weighted average options and warrants to purchase 2,858,000 and 4,922,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended September 30, 2003 and 2004, weighted average common shares attributable to convertible subordinated notes of 5,000,000 and 4,572,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

For the nine months ended September 30, 2003 and 2004, weighted average options and warrants to purchase 4,311,000 and 2,978,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the nine months ended September 30, 2003 and 2004, weighted average common shares attributable to convertible subordinated notes of 5,000,000 and 4,856,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consist of the following as of December 31, 2003 and September 30, 2004 (in thousands):

	December 31, 2003	September 30, 2004
INVENTORIES:
Raw materials	$37,393	$47,453
Work-in-progress	26,949	34,651
Finished goods	40,698	49,421
Allowance for excess and obsolete inventory	(12,028)	(10,900)
Total	$93,012	$120,625

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

The following table summarizes the change in each component of accumulated other comprehensive loss for the nine months ended September 30, 2004 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains on available-for-sale investments, net of tax	Total unrealized losses on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2003	Balance	$(4,473)	$1,448	$(2,709)	$(5,734)
	Period net change	(793)	(1,313)	2,545	439
September 30, 2004	Balance	$(5,266)	$135	$(164)	$(5,295)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net income (loss)	$(8,519)	$15,421	$(17,074)	$32,778

Foreign currency translation adjustments, net of tax	1,104	296	977	(793)
Unrealized losses on available for sale investments, net of tax	(495)	(119)	(456)	(1,313)
Unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	(1,957)	1,359	(1,633)	2,545

Comprehensive income (loss)	$(9,867)	$16,957	$(18,186)	$33,217

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

On January 23, 2004, Cymer entered into a research and development agreement with Intel Corporation (“Intel”).  Total funding under the agreement is $20.0 million and will provide Cymer with funding over the next three years to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources.  The funding to be received from Intel under this agreement is milestone based and will be netted against Cymer’s total research and development expenses in the period that the milestone is achieved.  Total funding amounts recorded under this agreement for the three and nine months ended September 30, 2004 were $2.1 million and $4.5 million, respectively.

On February 4, 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology.  Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008.  The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Upon shipment of this first unit, Cymer is to pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of sales.  The methodology and amounts that will be recorded to cost of sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of September 30, 2004.

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

Aggregate amortization expense for identifiable intangibles, excluding patents, was $120,000 for each of the nine months ended September 30, 2003 and 2004.  As of September 30, 2004, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Three months ending December 31, 2004	$40
Year ending December 31, 2005	$20

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2003 and September 30, 2004 (in thousands):

Goodwill as of December 31, 2003	$7,647
Goodwill acquired with acquisition of
6% minority interest of Cymer Korea	711
Goodwill as of September 30, 2004	$8,358

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001 and 2003.  As of December 31, 2003 and September 30, 2004, the net carrying amount of these patents was $12.7 million and $11.0 million, respectively.  Amortization expense for these patents was $323,000 and $593,000 for the three months ended September 30, 2003 and 2004, respectively.  Amortization expense was $968,000 and $1.8 million for the nine months ended September 30, 2003 and 2004, respectively.

As of September 30, 2004, future estimated amortization expense for these patents is expected to be as follows (in thousands):

Future Amortization

Three months ending December 31, 2004	$593
Year ending December 31, 2005	$2,371
Year ending December 31, 2006	$2,371
Year ending December 31, 2007	$2,371
Year ending December 31, 2008	$2,371
Year ending December 31, 2009	$889

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods. On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is reviewed monthly and determined using a financial model, which considers actual historical expenses, and potential risks associated with Cymer’s different light source system models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change over the light source system’s life cycle. The warranty provision for consumables and spares is determined using actual historical data. For both light source systems and consumables, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the nine months ended September 30, 2004 (in thousands):

2004

Balance, January 1, 2004	$26,200
Liabilities accrued for warranties issued during the nine month period,
net of adjustments and expirations	18,687
Warranty expenditures incurred during the nine month period	(17,337)
Balance, September 30, 2004	$27,550

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

Guarantees on Subsidiary Debt – During the first quarter of 2003 and part of the second quarter of 2003, Cymer was party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee was between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guaranteed payment of any obligations under the revolving loan agreement in the event that Cymer Japan could not make such payments due or defaulted on the loan.  Cymer Japan made all payments per the terms of the Loan Agreement and thus, Cymer did not incur any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly-owned subsidiary of Cymer and Cymer Japan recorded the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability was included in the consolidated balance sheets.  The Loan Agreement expired on June 16, 2003 and was paid in full by Cymer Japan. The Loan Agreement was not renewed on this expiration date and has not since been renewed.

9.                   CONVERTIBLE SUBORDINATED NOTES

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009 with interest payable on February 15 and August 15 of each year. These notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries. In the third quarter of 2004, Cymer repurchased, at a discount to par, $49.2 million of these notes. As a result of this repurchase, Cymer recognized a gain on debt extinguishment of $911,000. As of September 30, 2004, Cymer had $200.8 million convertible subordinated notes outstanding.

10.            STOCKHOLDERS’ EQUITY

Stockholder Rights Plan. On August 23, 2004, Cymer announced its amendment to its Preferred Shares Rights Agreement (the “Agreement”) changing the Agreement’s Final Expiration Date from February 13, 2008 to September 1, 2004.  As a result of this amendment, the Agreement terminated on September 1, 2004.  On September 2, 2004, Cymer filed with the Nevada Secretary of State to withdraw the Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock and the elimination from Cymer’s Articles of Incorporation of the Series A Participating Preferred Stock that had been created in connection with the Agreement.

11.           CONTINGENCIES AND COMMITMENTS

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

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in nanometers (“nm”).  One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248 nm light and Argon Fluoride (“ArF”) gases 193 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips”, that power many of today’s advanced consumer and business electronics. In the first nine months of 2004, we sold 231 light source systems at an average selling price of $785,000.

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

In addition to service contracts, we provide an on-line diagnostic product, CymerOnLineTM. CymerOnLine is a diagnostic and performance software product, which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables usage.  CymerOnLine features a user-friendly browser-based interface, which features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs. Since 2000, the last significant peak year in the cycle, the semiconductor industry experienced one of the longest downturns in its history during the time period from 2001 through late 2003. Although this downturn negatively impacted our business and results of operations during 2001, 2002 and 2003, we were able to maintain our revenues at a relatively constant level and remain profitable during most of this three-year period.  We are very conscious of the volatile nature of the semiconductor industry and make every effort to manage our business through the cycles such that we maintain our profitability during the downturn and take the necessary steps during the downturns to strategically position us for the next upturn.  During the downturn which occurred during 2001 through 2003, we made several such strategic investments including the completion of our new manufacturing facilities in San Diego and Korea, the development and introduction of our new Master Oscillator Power Amplifier (“MOPA”) technology and XL platform on which all of our future DUV light sources are planned to reside, and the ongoing work to improve business processes that leverage the overall efficiency of our workforce.

In the latter half of 2003, there were several indicators that the extended downturn in the semiconductor industry, which started in 2001, was coming to an end and that an upturn was in sight.  During the final months of 2003, we experienced strong order growth and our direct customers announced increasing orders and extended delivery times. In addition, the chipmakers’ utilization of our DUV light sources exceeded the levels achieved in 2000, the peak of the last upturn, and the mix of our light source models shipped shifted toward KrF products, reflecting the chipmakers’ need for more capacity expansion.  In addition to the positive industry indicators, which we saw at the end of 2003, we have experienced much higher revenue levels and revenue growth from quarter to quarter during the first nine months of 2004.  From the end of 2003 to the end of the third quarter of 2004, our sequential quarter over quarter revenue growth ranged from 8% to 20%.  As a result of these positive activities and industry indicators over the last year, we concluded that we were an upturn.

As soon as this most recent upturn became apparent, there was controversy over its potential duration and magnitude.  During the course of the third quarter of 2004, though our business remained strong and we had received no net order push outs, many semiconductor and equipment companies issued warnings about potential shortfalls in revenue and earnings.  Starting in October 2004, the reported decline in chip fab utilization caused some chipmakers to begin holding off on equipment purchases, including the purchase of lithography tools. Recently, we also received notification of light source push outs from two of our direct customers and have begun to see a reduction in light source system utilizations at chipmakers.  As a result of this uncertainty in the semiconductor industry, our visibility as to the forecastability of the industry cycle has become limited to less than one quarter.  Under these circumstances, we have decided to take actions that will prepare Cymer to deal effectively with what, at this time, appears to be an industry slowdown that could persist potentially for a few quarters.

Since we cannot predict with any certainty the depth or duration of this apparent slowdown of the semiconductor industry, we have taken actions to align our cost structure accordingly with these uncertain conditions.  In addition to taking a number of steps to reduce our overall expenses, early in the fourth quarter of 2004 we implemented a reduction in our workforce of approximately 14% on October 21, 2004.  Since we were able to keep our headcount in line with the volume of our business during this most recent and brief upturn in 2004, this headcount adjustment primarily reflects the change in any volume production activities. In addition, since approximately one-third of the employees affected by this workforce reduction were temporary employees, we are preserving our ability to ramp up production again quickly in response to any potential re-acceleration of orders that may occur as we enter 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory allowances, warranty provisions, income taxes, allowances for bad debts, long-lived assets valuation, intangible assets valuation, and contingencies and litigation.  We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances.  These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources.  Actual results could vary from our estimates if we were to use different assumptions and conditions.

We believe that revenue recognition, inventory allowances, warranty provisions, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates and judgments.

Revenue Recognition

Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. Our revenues also consist of other revenues, which include revenue from certain funded development activities performed for customers and under government contracts and license agreements.  We do not recognize any revenue for light source systems prior to shipment.  We test the systems in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin 104.  The shipping terms vary by customer for light source systems shipments.  The majority of light source shipment terms are F.O.B. shipping point and revenue is recognized upon shipment.  For those customers with F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to the customer.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  There are no customer retentions with the exception of one customer where a small portion of our light source product revenue is delayed to align with the end-user acceptance of the integrated scanner containing our light source.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts, which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but  rather offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

Inventory Allowance

We perform an analysis of our inventory allowances on at least a quarterly basis to determine the adequacy of this allowance on our financial statements.  The amount of the inventory allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. We determine the level of excess and obsolete inventory associated with our raw materials and production inventory by comparing the on hand inventory balances and inventory on order to the next 12 months of forecasted demand.  We then adjust this calculation for inventory that has a high likelihood of use beyond one year or can be used in other products that may have lower demands.  After this adjustment, we arrive at our total exposure for excess and obsolete inventory within our raw materials and production inventory.  As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders.  We estimate and record a separate liability, which is included in accrued, and other liabilities in the accompanying balance sheets for such amounts owed. For spare parts inventory, we calculate the inventory allowance based upon the level of information and analysis available for the particular spare parts warehouse location.  For certain of our spare parts warehouses, the inventory reserve is calculated using a detailed analysis which compares on hand balances and parts on order to the 12 month forecasted demand.  For the remaining spare parts warehouses, the inventory reserve is calculated using a percentage of the spare parts inventory balances in those warehouses.  This percentage is calculated using certain estimates and assumptions and historical information on the obsolescence of parts in these spare parts warehouses.

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

Based upon our experience, we believe that the estimates we use in calculating the inventory allowance are reasonable and properly reflect the risk of excess and obsolete inventory.  If actual demand or the usage periods for our inventory are substantially different from our estimates, adjustments to our inventory allowance may be required, which could have a material adverse effect on our financial condition and results of operations.

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales.  Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods.  At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms vary by light source model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  We also warrant consumables and spare parts sold to our customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment. The warranty provision for light source systems is reviewed monthly and determined by using a financial model, which takes into consideration actual historical expenses, and potential risks associated with our different light source systems.  This financial model is then used to estimate future expenses related to warranty and the required warranty provision.  The risk levels used within this model are reviewed and updated as risk levels change over the light source system’s life cycle.  Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks and require higher warranty provisions. The warranty provision for consumables and spare parts is determined by using actual historical data.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in Cymer’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Revenues:
Product sales	100.0%	99.6%	99.9%	99.8%
Other	—	.4	.1	.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	75.2	52.4	73.9	54.6
Research and development	18.0	14.7	23.2	14.8
Sales and marketing	6.0	5.4	6.4	6.0
General and administrative	32.3	7.7	17.0	7.9
Amortization of intangible assets	.1	.1	.1	.1
Gain on debt extinguishment	—	(0.9)	—	(0.3)
Total costs and expenses	131.6	79.4	120.6	83.1

Operating income (loss)	(31.6)	20.6	(20.6)	16.9

Total other income (expense) – net	.1	(0.8)	(.2)	(0.9)

Income (loss) before income tax provision (benefit) and minority interest	(31.5)	19.8	(20.8)	16.0

Income tax provision (benefit)	(18.9)	5.4	(12.5)	4.0
Minority interest	(0.7)	—	(.5)	(0.7)

Net income (loss)	(13.3)%	14.4%	(8.8)%	11.3%
Gross margin on product sales	24.8%	47.4%	26.1%	45.3%

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

Revenues. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. Our revenues also consist of other revenues, which include revenue from certain funded development activities performed for customers and under government contracts and license agreements.  We do not recognize any revenue for light source systems prior to shipment.  We test the systems in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin 104.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  There are no customer retentions with the exception of one customer where a small portion of our light source product revenue is delayed to align with the end-user acceptance of the integrated scanner containing our light source.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts that are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these funded development contracts are derived from cost sharing contracts between certain customers and us.  The costs associated with these particular contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue and are rather offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

The following table summarizes the components of our revenue (in thousands, except units sold):

	Three months ended September 30,
	2003	2004

Light source systems:
Revenue	$39,163	$67,717	(1)
Units sold	34	86
Average selling price	$1,152	$798

Consumable and spare parts and service products	$24,710	$39,034
Other revenue	$—	$389

Total revenue	$63,873	$107,140

(1)     Net of deferred light source revenue of $943,000, which reflects one customer’s retention where light source revenue is delayed  to align with the end-user acceptance of the integrated scanner containing our light source.

Product sales increased 67% from $63.9 million for the three months ended September 30, 2003 to $106.8 million for the three months ended September 30, 2004, primarily due to a 73% increase in light source system revenue from $39.2 million in the three months ended September 30, 2003 to $67.7 million in the three months ended September 30, 2004.  A total of 34 light source systems were sold in the three months ended September 30, 2003 at an average selling price of $1.2 million, compared to 86 systems sold in the three months ended September 30, 2004 at an average selling price of $798,000.  On a foreign currency adjusted basis, the average selling price for the three months ended September 30, 2003 was $1.1 million compared to $798,000 for the three months ended September 30, 2004. The decrease in the average selling price from period to period reflects the shift in the product mix to our lower priced KrF products in the third quarter of 2004.  Product sales were further increased from period to period due to a 58% increase in sales of consumable and spare parts and service products from $24.7 million in the three months ended September 30, 2003 to $39.0 million in the three months ended September 30, 2004.  The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers and an increased installed base in the three months ended September 30, 2004.  There were no revenues from funded development contracts for the three months ended September 30, 2003, compared to revenues from funded development contracts of $389,000 for the three months ended September 30, 2004.  As a result of the current market conditions, we expect our revenue to decrease approximately 10% in the fourth quarter of 2004 compared to the third quarter 2004 levels.

Our backlog at September 30, 2003 was $109.5 million compared to $104.6 million at September 30, 2004.  Bookings for the three months ended September 30, 2003 and September 30, 2004 were $72.0 million and $104.0 million, respectively.  The book-to-bill ratio for the three months ended September 30, 2003 was 1.14 compared to 0.97 for the three months ended September 30, 2004.  The increase in overall bookings was primarily due to the short three quarter upturn in the semiconductor industry in 2004 that resulted in higher systems bookings and record bookings of consumable and spare parts in the third quarter of 2004.

 We installed 48 light sources at chipmakers and other end-users during the quarter ended September 30, 2003 as compared to 76 light sources installed during the quarter ended September 30, 2004.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 21%, 27% and 22%, respectively, of total revenue for the three months ended September 30, 2003, and 39%, 7% and 25%, respectively, of total revenue for the three months ended September 30, 2004.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 90% and 87% of our sales for the three months ended September 30, 2003 and 2004, respectively, were derived from customers outside the United States.  We maintain a wholly-owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by this subsidiary, accounted for 48% and 31% of total revenues in the three months ended September 30, 2003 and 2004, respectively.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by the subsidiary from the parent corporation.  We anticipate that international sales will continue to account for a significant portion of our net sales.

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

The cost of product sales increased 17% from $48.0 million for the three months ended September 30, 2003 to $56.1 million for the three months ended September 30, 2004. This increase in the cost of product sales from period to period is primarily due to the overall increase in product sales from period to period. Both light source system sales and sales of consumables and spare parts and service products were higher in the three months ended September 30, 2004 compared to the same three-month period in 2003. This increase in the cost of product sales was partially offset by the product costs associated with the shift in the product mix to the lower costs Krf products and our overall material cost reduction targets on a variety of products.

The gross margin on product sales was 24.8% for the three months ended September 30, 2003 as compared to 47.4% for the same three-month period in 2004.  This higher gross margin is primarily due to the improved efficiencies and costs associated with our XL series light source and the shift to our lower cost and higher margin KrF products in 2004 as compared to 2003.  This higher gross margin in 2004 also reflects increased factory yield and utilization, increased and improved field utilization and efficiency and significant success in our material cost control efforts.  As a result of the apparent slowdown in the semiconductor industry and the related uncertainties, we do not anticipate being able to sustain the high level of gross margin that we experienced during the third quarter of 2004.  In response to the current industry conditions, we have decided to reduce our inventory levels which will have a negative effect on our gross margin by several points due to reduced factory loading.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 38% from $11.5 million for the three months ended September 30, 2003 to $15.8 million for the three months ended September 30, 2004, due primarily to costs associated with our EUV light source development, new business opportunity development and costs associated with the profit sharing and bonus plans, which were earned by employees in the third quarter of 2004. In addition to our development of EUV, we also continued to focus on next generation KrF and ArF products based on the XL platform.  Total amounts recorded as offsets to our research and development costs from externally funded research and development contracts were $563,000 and $2.4 million for the three months ended September 30, 2003 and 2004, respectively.  As a percentage of total revenues, research and development expenses decreased from 18.0% for the three months ended September 30, 2003 to 14.7% for the same three-month period in 2004 due primarily to lower revenues in 2003 compared to 2004.  We expect research and development expenses to remain at about this dollar level during the next few quarters due to our spending on EUV development and other product development opportunity investigations.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 49% from $3.9 million for the three months ended September 30, 2003 to $5.8 million for the three months ended September 30, 2004.  This increase in sales and marketing expenses from period to period primarily reflects the expenses associated with the profit sharing and bonus plans, which were earned by employees in the third quarter of 2004 and increased marketing expenses associated with our international subsidiaries recorded in the three months ended September 30, 2004.  As a percentage of total revenues, such sales and marketing expenses decreased from 6.0% for the three months ended September 30, 2003 to 5.4% for the same three-month period in 2004.  We anticipate sales and marketing expenses to remain relatively flat in dollar spending with the third quarter levels for the remainder of 2004.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses decreased 60% from $20.6 million for the three months ended September 30, 2003 to $8.2 million for the three months ended September 30, 2004 due primarily to a $15.6 million tenant improvement write-off associated with the facilities which we vacated during the third quarter of 2003.  General and administrative expenses in the three months ended September 30, 2004 included $1.4 million in costs associated with revisions of our estimates related to the timing and market rates for subleasing our San Diego and Boston facilities, which we exited in 2003, as well as expenses associated with our bonus and profit sharing plans, which were earned by employees in the third quarter of 2004.   As a percentage of total revenues, such expenses decreased from 32% for the three months ended September 30, 2003 to 8% for the same three-month period in 2004.  We anticipate general and administrative expenses in dollars to remain relatively flat in dollar spending with the third quarter levels for the remainder of 2004.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $40,000 for both three-month periods ended September 30, 2003 and 2004. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of Active Control eXperts, Inc., (“ACX”) which was completed in early 2001.  With our adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill with indefinite useful life associated with previous purchase business combinations.  Amortization expense for patents which is included in research and development expenses and cost of product sales was $323,000 and $593,000 for the three months ended September 30, 2003 and 2004, respectively.

Gain on Debt Extinguishment. In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated to fund our operations. These notes are due February 15, 2009 with interest payable on February 15 and August 15 of each year. In the third quarter of 2004, we repurchased, at a discount to par, $49.2 million of these notes. As a result of this repurchase, we recognized a gain on debt extinguishment of $911,000 for the three months ended September 30, 2004.

Total Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiary offices against the United States dollar.  Net other income totaled $30,000 for the three months ended September 30, 2003 compared to net other expense of $826,000 million for the three months ended September 30, 2004.  The change from net other income to net other expense was primarily due to foreign currency exchange losses recorded in the third quarter of 2004 compared to foreign currency exchange gains recorded in the third quarter of 2003.  The foreign currency loss in the third quarter of 2004 reflects the loss of $1.1 million from our discontinuance of certain cash flow hedges.  These other expenses in the third quarter of 2004 were offset by a $281,000 gain recorded for a sale of investments during the quarter and slightly reduced interest expense associated with our lower bond balances at the end of the third quarter of 2004.  Foreign currency exchange gains totaled $482,000, interest income totaled $2.1 million and interest expense totaled $2.5 million for the three months ended September 30, 2003, compared to foreign currency exchange losses of $928,000, interest income and other income of $2.4 million and interest expense of $2.3 million for the three months ended September 30, 2004.

Income Tax Provision (Benefit).  The tax benefit of $12.1 million and the tax provision of $5.8 million for the three months ended September 30, 2003 and 2004, respectively, reflect an annual effective rate of 60% and 25%, respectively.  The change in the annual effective tax rate from a benefiting rate of 60% during the three months ended September 30, 2003 to a provision rate of 25% for the three months ended September 30, 2004 is primarily attributable to the increase in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits.  The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The effective tax rate is a function of current tax law and geographic location of pre-tax income. On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. We are currently evaluating the impact of this new law on our operations and effective tax rate. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

The following table summarizes the components of our revenue (in thousands, except units sold):

	Nine months ended September 30,
	2003	2004

Light source systems:
Revenue	$118,544	$179,097	(1)
Units sold	121	231
Average selling price	$980	$785

Consumable and spare parts and service products	$74,842	$110,247
Other revenue	$57	$624

Total revenue	$193,443	$289,968

(1)          Net of deferred light source revenue of $2.2 million, which reflects one customer’s retention where light source revenue is delayed  to align with the end-user acceptance of the integrated scanner containing our light source.

Revenues.  Product sales increased 50% from $193.4 million for the nine months ended September 30, 2003 to $289.3 million for the nine months ended September 30, 2004, primarily due to a 51% increase in light source systems revenue from $118.5 million in the nine months ended September 30, 2003 to $179.1 million in the nine months ended September 30, 2004.  A total of 121 light source systems were sold in the nine months ended September 30, 2003 at an average selling price of $980,000, compared to 231 systems sold in the nine months ended September 30, 2004 at an average selling price of $785,000.  On a foreign currency adjusted basis, the average selling price for the nine months ended

September 30, 2003 was $966,000 compared to $776,000 for the nine months ended September 30, 2004. The decrease in the average selling price from period to period reflects the shift in the product mix to our lower priced KrF products in the first nine months of 2004.  Product sales were further increased due to a 47% increase in sales of consumable and spare parts and service products from $74.8 million in the nine months ended September 30, 2003 to $110.2 million in the nine months ended September 30, 2004.  The increase in this type of product sales was due to increased utilization of our DUV light sources by chipmakers and an increased installed base in the nine months ended September 30, 2004. Revenues from funded development contracts were $57,000 and $624,000 for the nine months ended September 30, 2003 and 2004, respectively.

Approximately 90% and 87% of our sales for the nine months ended September 30, 2003 and 2004, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by our wholly-owned Japanese subsidiary, accounted for 46% and 35% of total revenues in the nine months ended September 30, 2003 and 2004, respectively.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 22%, 26% and 22%, respectively, of total revenue for the nine months ended September 30, 2003, and 35%, 14% and 21%, respectively, of total revenue for the nine months ended September 30, 2004.

Cost of Product Sales.  The cost of product sales increased 11% from $142.9 million for the nine months ended September 30, 2003 to $158.3 million for the nine months ended September 30, 2004. This increase in the cost of product sales from period to period is primarily due to the overall increase in sales from period to period.  Both light source system sales and sales of consumables and spare parts and service products were higher in the nine months period ended September 30, 2004 compared to the same nine-month period in 2003.  Although our cost of product sales were higher in absolute dollars in the nine months ended September 30, 2004 compared to the same period in 2003, cost of product sales in 2004 included significant cost reduction achievements for our XL series products, from both a material cost and labor efficiency standpoint, and lower costs associated with our KrF light source systems, which were the majority of our system unit shipments in the nine months ended September 30, 2004.

The gross margin on product sales was 26.1% for the nine months ended September 30, 2003 as compared to 45.3% for the same nine-month period in 2004.  This higher gross margin in 2004 reflects improved efficiencies associated with the XL series product, ongoing overall manufacturing cost reduction efforts and increased factory yield and utilization.  As a result of the current slowdown in the semiconductor industry and our plans to reduce inventory levels, we do not anticipate that we will be able to sustain the high level of gross margin that we experienced during 2004.

Research and Development.  Research and development expenses decreased 4% from $44.9 million for the nine months ended September 30, 2003 to $43.0 million for the nine months ended September 30, 2004. During the nine months of 2003, research and development spending was due primarily to the high costs associated with the final productization and introduction of the XLA 100 light source, which was shipped in the first quarter of 2003. For the nine months ended September 30, 2004, research and development spending represented costs associated with the profit sharing and bonus plans attributable to research and development personnel, which were earned by employees during the nine months ended September 30, 2004, and costs associated with our EUV light source development efforts and new business development investigations.   We also continued to invest in next generation KrF and ArF products based on the XL platform. Amounts funded by external research and development contracts totaled $1.0 million and $6.0 million for the nine months ended September 30, 2003 and 2004, respectively. As a percentage of total revenues, research and development expenses decreased from 23.2% for the nine months ended September 30, 2003 to 14.8% for the same nine-month period in 2004 due to the combination of higher revenue and lower expenses from period to period.

Sales and Marketing.  Sales and marketing expenses increased 41% from $12.4 million for the nine months ended September 30, 2003 to $17.5 million for the nine months ended September 30, 2004.

This increase in sales and marketing expenses from period to period primarily reflects the expenses associated with the profit sharing and bonus plans, which were earned by employees in all three quarters of 2004. This increase in expenses also reflects increases in marketing expenses associated with our international subsidiaries recorded in the nine months ended September 30, 2004. As a percentage of total revenues, such sales and marketing expenses decreased slightly from 6.4% for the nine months ended September 30, 2003 to 6.0% for the same nine-month period in 2004.

General and Administrative. General and administrative expenses decreased 30% from $32.9 million for the nine months ended September 30, 2003 to $23.0 million for the nine months ended September 30, 2004 due primarily to the $15.6 million tenant improvement write-off associated with the facilities vacated in the third quarter of 2003.  This decrease in expenses from period to period was partially offset by expenses associated with the profit sharing and bonus plans, which were earned by employees in the nine months ended September 30, 2004 as well as increased consulting and advisory fees associated with the implementation of the Sarbanes-Oxley section 404 requirements.  As a percentage of total revenues, such expenses decreased from 17.0% for the nine months ended September 30, 2003 to 7.9% for the same nine-month period in 2004 due to both higher revenues and lower expenses from period to period.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $120,000 for both nine-month periods ended September 30, 2003 and 2004. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of ACX, which was completed in early 2001.  With our adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill with indefinite useful life associated with previous purchase business combinations.  Amortization expense for patents which is included in research and development expenses and cost of product sales was $968,000 and $1.8 million for the nine months ended September 30, 2003 and 2004, respectively.

Gain on Debt Extinguishment. In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated to fund our operations. These notes are due February 15, 2009 with interest payable on February 15 and August 15 of each year. In the third quarter of 2004, we repurchased, at a discount to par, $49.2 million of these notes. As a result of this repurchase, we recognized a gain on debt extinguishment of $911,000 for the nine months ended September 30, 2004.

Total Other Expense – Net.  Net other expense totaled $481,000 and $2.7 million for the nine months ended September 30, 2003 and 2004, respectively.  The increase in net other expense was primarily due to foreign currency exchange losses recorded in the nine months ended September 30, 2004 and decreases in interest income from period to period. The foreign currency loss in 2004 reflects the loss of $1.1 million from our discontinuance of certain cash flow hedges. The decreased interest income from period to period was primarily due to lower market interest rates for our short-term and long-term investments in the first nine months of 2004 as compared to the first nine months of 2003.  This increase in expense from period to period was partially offset by a $281,000 gain on sale of investment recorded in the third quarter of 2004 and reduced interest expense associated with our lower bond balances at the end of the third quarter of 2004. Foreign currency exchange gains totaled $65,000, interest income totaled $7.0 million and interest expense totaled $7.5 million for the nine months ended September 30, 2003, compared to foreign currency exchange losses of $1.3 million, interest income of $5.9 million and interest expense of $7.4 million for the nine months ended September 30, 2004.

Income Tax Provision (Benefit).  The tax benefit of $24.2 million and the tax provision of $11.6 million for the nine months ended September 30, 2003 and 2004, respectively, reflect an annual effective rate of 60% and 25%, respectively.  The change in the annual effective tax rate from a benefiting rate of 60% during the nine months ended September 30, 2003 to a provision rate of 25% for the nine months ended June 30, 2004 is primarily attributable to the increase in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods are less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.  The effective tax rate is a function of current tax law and geographic location of pre-tax income. On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. We are currently evaluating the impact of this new law on our operations and effective tax rate. At this time, we are unable to determine the effects of this new law and will continue to analyze its potential impact as guidance is made available.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had approximately $217.2 million in cash and cash equivalents, $97.1 million in short-term investments, $43.8 million in long-term investments, and $435.1 million in working capital.

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

Net cash used in operating activities was approximately $17.1 million for the nine months ended September 30, 2003, compared to $18.6 million net cash provided by operating activities for the nine months ended September 30, 2004.  Net cash used in operating activities for the nine months ended September 30, 2003 reflects the net loss for the period, higher accounts receivable balances, primarily due to the timing of sales and related customer invoicing late in the quarter, and decreases in accounts payable, accrued liabilities and income taxes for the period.  This use of cash in the first nine months of 2003 was partially offset by a decrease in inventories.  Net cash provided by operating activities for the nine months ended September 30, 2004 primarily reflects net income for the period and increases in accounts payable and other liabilities offset by increases in accounts receivable and inventories.  The increase in accounts receivable is the result of an unusually large portion of product shipments being made in the final month of the quarter ended September 30, 2004.  The increase in inventories was primarily due to our response to the growing light source utilizations that we saw throughout 2004 and our preparation from a spare parts standpoint for what we thought was a continued upturn in the semiconductor industry.

Net cash used in investing activities was approximately $18.2 million for the nine months ended September 30, 2003 compared to $5.3 million in cash provided by investing activities for the nine months ended September 30, 2004.  Net cash used in investing activities for the nine months ended September 30, 2003 was due primarily to the construction costs associated with our new manufacturing and office facility in San Diego and purchases of required manufacturing equipment for the new facility.  This capital expenditure during the first nine months of 2003 was offset by the timing of short-term and long-term investments that matured and were reinvested during the period.  Net cash provided by investing activities for the nine months ended September 30, 2004 was due primarily to the timing of short-term and long-term investments maturing and being reinvested during the quarter, offset by a $6.0 million payment to acquire certain patents and a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary.

Net cash provided by financing activities was approximately $24.6 million for the nine months ended September 30, 2003 as compared to net cash used in financing activities of $36.0 million for the nine months ended September 30, 2004.  Net cash provided by financing activities for the nine months ended September 30, 2003 was due primarily to proceeds received from the exercise of employee stock options totaling $31.3 million, offset by a $6.7 million payoff of our Japanese revolving loan that was made during the nine months ended September 30, 2003.  Net cash used in financing activities for the nine months ended September 30, 2004 reflects the repurchase of approximately $49.2 million of our convertible subordinated notes during September 2004.  This was offset by proceeds received from the exercise of stock options totaling $11.4 million during the first nine months of 2004.

During the nine months ended September 30, 2003, we had certain loan agreements with a commercial bank, which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, we were able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen cost of funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required us to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and were not renewed.

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

                   At September 30, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, FASB issued a proposed statement, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method.  While the final statement is subject to change, it is currently expected that it will become effective for periods beginning after June 15, 2005, which would be our third quarter in 2005.  We will continue to monitor activity on this subject from the FASB in order to determine the impact on our consolidated financial statements.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this quarterly report on Form 10-Q. These factors include:

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

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and currently appears to be slowing after a short three quarter upturn that followed a significant and prolonged three-year downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

We believe the industry has paused, particularly in regards to purchasing capacity driven semiconductor manufacturing equipment.  Therefore, we are not able to predict with any certainty the depth or duration of the apparent slowdown of the semiconductor industry or the timing and order of magnitude of any future recovery.  The previous downturn had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by chipmakers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended September 30,
	2003	2004

ASM Lithography	22%	35%
Canon	26%	14%
Nikon	22%	21%

Total	70%	70%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31, 2003	September 30, 2004

ASM Lithography	38%	45%
Canon	14%	3%
Nikon	18%	28%

Total	70%	76%

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

•                       an improved version of products being offered by a competitor in the market in which we participate;

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

Our newest product introduction project consists of a technology change from a single-discharge-chamber designed excimer light source to a dual-discharge-chamber design called MOPA.  This MOPA design represents a paradigm shift from current lithography technology and is projected to enable higher power, tighter bandwidth and lower cost of operation for future optical lithography applications across all three DUV wavelengths — 248 nm, 193 nm and 157 nm.  There are risks inherent in transitioning to this new technology.  These risks include effective execution of the product development plan, adoption of the product by lithography tool manufacturers and chipmakers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitors.

We believe that chipmakers are currently developing a capability to produce devices that are measured at 90 nanometers or less, and these efforts are driving the current demand for our light source products for DUV photolithography systems. After chipmakers have this capability, their demand for our light source products will depend, in part, on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

Future technologies such as EUV, EPL, and maskless lithography may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers.  For certain optical components used in our light source systems, we currently utilize a single supplier.  To reduce the risk associated with this single supplier, we carry a significant strategic inventory of these components.  Strategic inventories are managed as a percentage of future demand.  We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  In addition, we contract the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market conditions.  Because many of  these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum.  Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

We are highly dependent on the services of many key employees in various areas, including:

•                       engineering;

•                       research and development;

•                       sales and marketing;

•                       field service;

•                       manufacturing; and

•                       management.

In particular, there are a limited number of experts in excimer light source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed.  We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  FASB has issued a proposed statement, which is expected to be effective for periods after June 15, 2005, that would require us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future operating results, financial condition and cash flows.

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

As of September 30, 2004, we owned 207 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to June 2022.  As of September 30, 2004, we had applied for 78 additional patents in the United States.  As of September 30, 2004, we owned 280 foreign patents and had 323 patent applications pending in various foreign countries.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin filing in Japan and other countries our patents for inventions covered by United States patents and patent applications until 1993.  As a result we  do not have the right to seek foreign patent protection for some of our early inventions.  Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. Thus, the possibility of piracy of our technology and products are more likely in these countries. Further, third parties might independently develop similar products, duplicate our products, or design around patents that are granted to us.

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

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Currently, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the manufacturers and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our discussions with Komatsu, they also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu’s United States patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed some of our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

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

We registered the trademarks ‘‘CYMER’’ and “INSIST ON CYMER” and others in the United States and in some other countries. We are also trying to register additional trademarks in the United

States and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time to complete its initial implementation in 2004 and maintain going forward. We are taking this new requirement very seriously and making every effort to ensure that we receive a clean attestation on our internal controls from our outside auditors for 2004 and in the future, but we are unsure as to the final outcome of this effort at this time. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company’s stock have frequently been followed by securities litigation.  Any such litigation can result in substantial costs and a diversion of management’s attention and resources and therefore could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2004, Cymer had outstanding foreign currency forward exchange contracts to buy U.S. $67.4 million for 7.4 billion yen under foreign currency exchange facilities with contract rates ranging from 104.3 yen to 116.2 yen per U.S. dollar.  These contracts expire on various dates through June 2005.

Cymer’s foreign currency forward exchange contracts qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, Cymer defers changes in the fair value for the effective portion of these hedges and records the amount in other comprehensive income (loss) and subsequently reclassifies the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of these contracts and the deferred loss totaled $162,000 and $164,000, respectively, as of September 30, 2004.  In the third quarter of 2004, Cymer recorded a loss of $1.1 million as a result of the discontinuance of certain cash flow hedges.  This loss is included in foreign currency exchange gain (loss) on the accompanying statements of operations.

The fair value of these foreign currency forward exchange contracts as of September 30, 2004 would have changed by $6.8 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

Investment and Debt Risk

Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is Cymer’s general intent to hold such securities until maturity, Cymer will occasionally sell certain securities for cash flow purposes. Therefore, Cymer’s investments are classified as available-for-sale and are carried on the balance sheet at fair value. In September 2004 Cymer sold approximately $20.3 million of corporate debt securities that resulted in a $281,000 gain on the sale.  Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3½% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 Notes is payable on February 15 and August 15 of each year.  The 2002 Notes are convertible into shares of Cymer’s common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Cymer may redeem the 2002 Notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels. The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 Notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004, Cymer repurchased, at a discount to par, approximately $49.2 million of these 2002 notes.  As of September 30, 2004, $200.8 million principal amount of the 2002 Notes were outstanding.  The fair value of such debt based on quoted market prices on September 30, 2004 was $194.3 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Cymer’s chief executive officer and its chief financial officer, after evaluating the effectiveness of Cymer’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2004, have concluded that as of such date, Cymer’s disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by Cymer in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in Cymer’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Cymer’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

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

CYMER, INC.

Date: November 5, 2004	By:	/s/ NANCY J. BAKER

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)