Form 10-K
period 2004-12-31
CYMER INC
filed 2005-03-16
CIK 897067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $37.44 for shares of the registrant’s Common Stock on June 30, 2004 as reported on the Nasdaq National Market, was approximately $1,363,811,268. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of Common Stock outstanding as of March 10, 2005: 36,765,263.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: portions of registrant’s proxy statement for its annual meeting of stockholders to be held on May 19, 2005.

CYMER, INC.

2004 Annual Report on Form 10-K

TABLE OF CONTENTS

PART I
	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures
	Item 9B.	Other Information

PART III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal Accounting Fees and Services

PART IV
	Item 15.	Exhibits and Financial Statement Schedules

Signatures

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to expected domestic and international product sales and development; research and development activities and expenditures; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and relationships with customers and third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

We are the world’s leading supplier of excimer light sources, the essential light source for deep ultraviolet (“DUV”) photolithography systems. DUV photolithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today’s most advanced semiconductor chips. Our light source systems are incorporated into step-and-repeat (“steppers”) and step-and-scan (“scanners”) photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 0.35 microns. One micron equals one millionth of a meter. Our excimer light source systems constitute a substantial majority of all excimer light sources incorporated in DUV photolithography tools. Our products consist of photolithography light source systems, replacement parts and service. We maintain a worldwide service organization that supports our installed base of light sources. As of December 31, 2004 this installed base totaled 2,496 light sources. Our customers include all three manufacturers of DUV photolithography systems: ASM Lithography, Canon and Nikon. Photolithography systems incorporating our excimer light sources have been purchased by many of the world’s largest semiconductor manufacturers including: AMD, Elpida, Hynix, IBM,  Infineon, Intel, Micron, Nanya/Inotera, Powerchip, Renesas Technology, Samsung, SMIC, Sony, ST Microelectronics, Texas Instruments, Toshiba, TSMC, and UMC.

Other Information

We are a Nevada corporation, incorporated on July 12, 1996. We were originally incorporated in California in 1986 and reincorporated in Nevada in 1996.

Our website address is http://www.cymer.com. Our filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after being filed with or furnished to the SEC.

You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is http://www.sec.gov.

Products and Services

Our products primarily consist of photolithography light source systems, replacement parts and service.

Photolithography Light Sources

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The three DUV wavelengths are measured in nanometers (“nm”). One nanometer equals one billionth of a meter. The light sources are referred to according to the gases mixed to produce the light or by the wavelength. Krypton Fluoride (“KrF”) gases produce 248 nm light and Argon Fluoride (“ArF”) gases produce 193 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing. We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips”, that power many of today’s advanced consumer and business electronics. In 2004, we sold 301 light source systems at an average selling price of $827,000.

248 nm KrF Light Sources

7000 Series – The 7000 series product line offers a full range of products for both KrF and ArF 4 kilohertz (“kHz”) excimer light sources so that customers have the flexibility to “mix and match” products within the same manufacturing environment. Advanced architecture and materials incorporated into the design of the 7000 Series significantly reduce the light source consumables costs.

•                  ELS-7010 – The ELS-7010 meets the requirements of high volume production of sub-0.10 micron devices on 248 nm exposure tools. The ELS-7010 offers a 4 kHz, 40 watt (“W”) optical output, plus ultra-narrowed bandwidth performance and high-speed wavelength control.

•                  ELS-7000™ – The technically-advanced ELS-7000 meets the requirements of high volume production of sub-0.13 micron devices on 248 nm exposure tools. The ELS-7000 offers a 4 kHz, 30 W optical output, plus ultra-low bandwidth performance and high speed wavelength control.

6000 Series – The 6000 Series consists of light source models that are within our cutting-edge 248 nm KrF portfolio and are designed for the production of semiconductor devices down to 130 nm (0.13 micron) design rules.

•                  ELS-6010 – The ELS-6010 enables semiconductor manufacturers to leverage their existing KrF experience during the transition to 130 nm design rules. It provides a highly line-narrowed spectral bandwidth of < 0.5 picometer (“pm”), full width half maximum (“FWHM”) and < 1.4 pm 95% energy integral. The ELS-6010 enables full image performance from lithography steppers and scanners using lenses with numerical apertures (“NA”) > 0.75.

•                  ELS-6000®™ – The ELS-6000 is a 2 kHz light source designed for advanced steppers and scanners for the production of devices with 180 nm and below geometries. The 20 W ELS-6000 is designed for the most advanced optical systems with up to 0.70 NA lens designs. Incorporating advances in the light source chamber, pulse power and optics modules, the ELS-6000 enables significant improvements in throughput rates and critical dimension (“CD”) control through its ±0.4% energy dose stability, 0.6 pm bandwidth FWHM, and 2.0 pm bandwidth at 95% energy integral.

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

193 nm ArF Light Sources

Today’s chipmakers seek light sources that make the critical transition in exposure wavelength from 248 nm using KrF to 193 nm using ArF while maintaining the performance and volume demands of mainstream manufacturing.

XL Series – The XL Series can accommodate multiple generations of light source products operating at the excimer light source exposure wavelengths of KrF (248 nm) and ArF (193 nm). The XL Series dual chamber design called Master Oscillator Power Amplifier (“MOPA”) is the technology that will enable the performance and cost advantages required by the market. By utilizing the ArF (193 nm) exposure wavelength, the XL Series enables chip design rules to shrink, which leads to faster processing speeds and boosts memory capacity per chip.

•                  XLA 200 – The XLA 200 is our third-generation, leading-edge ArF light source to feature the production-proven, dual-chamber MOPA platform—enabling both ultra line-narrowed bandwidth and 60 W of output power. Because the XLA 200 is built on the existing XL Series platform, customers will enjoy seamless integration into their existing processes and rapid time-to-yield. With an ultra line-narrowed spectral bandwidth of <0.12 pm FWHM, the XLA 200 provides the light that enables high contrast imaging for lithography tools with an NA up to > 1.0. The first unit of this model is expected to ship sometime in mid - 2005.

•                  XLA 105 – The XLA 105 is our second-generation, leading-edge ArF light source to feature the production-proven, dual-chamber MOPA platform—enabling both ultra line-narrowed bandwidth and 40 W of output power.  Because the XLA 105 is built on the existing XL Series platform, customers will enjoy seamless integration into their existing processes and rapid time-to-yield. With an ultra line-narrowed spectral bandwidth of < 0.20 pm FWHM, the XLA 105 provides the light that enables high contrast imaging for lithography tools with an NA up to 0.93.

•                  XLA 100 – The XLA 100 was the first, ultra line-narrowed, high power 4 kHz ArF production light source featuring the dual chamber MOPA design. The XLA 100 provides outstanding optical and power performance. MOPA enables the XLA 100 to produce 40 W of output power, which is twice the output power of our earlier single chamber-based ArF models. With an ultra line-narrowed spectral bandwidth of 0.25 pm FWHM, the tightest spectral bandwidth performance of any DUV production light source, the XLA 100 produces high contrast imaging for lithography tools with an NA up to 0.9.

NanoLith™ 7000 – The NanoLithTM 7000 is a single-chamber light source that, when introduced, provided the required output power and stability while providing a highly line-narrowed bandwidth to meet the stringent requirements of high volume production at that time. The NanoLith 7000 offers a bandwidth of <= 0.5 pm FWHM and <= 1.3 pm 95% energy integral, which enables next-generation scanners with high NA lenses to produce the resolution for sub 100 nm devices.

ELS-6010A – The ELS-6010A is a highly line-narrowed, 2 kHz 10 W 193 nm production light source designed to meet resolution, image contrast, and wafer throughput requirements in semiconductor chip production at the <130 nm node. With highly line-narrowed bandwidth, the ELS-6010A enables high contrast imaging from lithography scanners using high NA lenses. Built-in laser metrology provides pulse-to-pulse data acquisition and feedback control to minimize transient wavelength instabilities, thereby enhancing exposure latitude and CD control. In life tests the ELS-6010A revealed a potential for 70% cost of consumables reduction compared to the ELX-5000A predecessor. The ELS-6010A is built on our highly reliable ELS-6000® platform.

Revenues generated from sales of light sources were approximately $203.1 million, $160.3 million, and $244.8 million for 2002, 2003, and 2004, respectively.

Replacement Parts and Refurbishment Activities

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

Revenues generated from sales of replacement parts, excluding the receipt of reusable material, were approximately $66.8 million, $83.2 million, and $123.2 million for 2002, 2003, and 2004, respectively. Revenues from replacement parts are dependent on both the utilization of our light source systems and the size of our installed base of light sources. The size of our installed base increased from 2,217 light sources as of December 31, 2003 to 2,496 light sources as of December 31, 2004, and the utilization of our light source systems at chipmakers grew significantly in 2004 until we reached peak levels in August 2004. However, in September 2004 we started to experience a slowdown in the semiconductor industry, which resulted in decreased utilization of our light source systems in the third and fourth quarters of 2004 or about 12% below the August 2004 peak.

As part of our regular business activities, we conduct significant parts refurbishment activities related to some of our core assemblies. These activities involve arrangements with our customers where we sell new parts to our customers at a reduced sales price in exchange for these customers sending back to us the consumed assembly that the new part replaced. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. Since a portion of the consideration related to the original sale is related to the return of consumed parts, we record revenue when we receive the returned assemblies from our customers.

Revenues generated from the receipt of reusable material contained within consumed assemblies returned from our customers were approximately $28.5 million for 2004. Revenues from such activities are dependent on the quantity of the core assemblies returned from our customers and the value of the reusable parts that we expect to yield from the core assemblies received. See further discussion on change in method of accounting for refurbishment activities under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data Note 2 to the consolidated financial statements.

Service

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods (generally 17 to 26 months from date of shipment), some chipmakers request service contracts from us. Additionally, we provide billable service and/or service contracts directly to the three semiconductor lithography tool manufacturers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both. Some of these contracts include replacement of consumable parts.

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

Revenues generated from service and service contracts were approximately $15.8 million, $21.3 million, and $20.1 million for 2002, 2003, and 2004, respectively. We expect service and service contract revenues to remain at or near these higher levels as our installed base grows and the warranty period of those light source systems expire.

Customers and End-Users

We sell our photolithography light source products to each of the three manufacturers of DUV photolithography tools:

ASM Lithography	Canon	Nikon

We believe that maintaining and strengthening customer relationships will play an important role in maintaining our leading position in the photolithography market. We work closely with our customers to integrate our products into their photolithography tools. Sales to ASM Lithography, Canon, and Nikon accounted for 34%, 11% and 22%, respectively, of total revenue in 2004.

Revenues generated from customers within the United States were $27.8 million, $29.3 million and $75.8 million for 2002, 2003 and 2004, respectively. Revenues generated from customers outside of the United States were $261.1 million, $236.5 million and $342.2 million for 2002, 2003, and 2004, respectively.

Revenues generated from customers located in Japan were $123.4 million, $116.5 million and $132.8 million for 2002, 2003 and 2004, respectively. Revenues generated from customers located in Europe were $102.1 million, $74.6 million and $154.7 million for 2002, 2003, and 2004, respectively. These revenues can originate from any of our subsidiary locations to customers located in these countries.

End-users of our light sources include many of the world’s largest semiconductor manufacturers, as listed in “Part I, Item 1. Business, Overview”. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating our light sources:

United States	Japan	Singapore	Taiwan/China	Korea

Agere Systems	CASMAT	1st Silicon	ASMC	ANAM F1
Agilent Technologies	Denso	Chartered Silicon	ERSO	Dongbu
Albany Nanotech	Elpida Memory Inc.	Partners	GSMC	Hynix Semiconductor
Applied Materials	Fuji Film	Peregrine	Hejian	Inc
Atmel	Fujitsu	Semiconductor	Inotera	Samsung
Clariant Corp.	Gifu Sanyo Electronics	Silterra	Mosel
Cypress	Hitachi	SSMC	MXIC	Europe
Freescale Semiconductor	JSR	TECH	Nan-ya	Altis Semiconductor
Headway Technologies	Kawasaki Seitetsu	UMCI Pte Ltd.	Promos	C-NET
Honeywell	Matsushita		PSC	IHP
HP	Mitsubishi		SMIC	IMEC v.z.w †
IBM	NEC		TSMC	Infineon Technologies
Integrated Device	OKI		UMC Group	AG
Technology	Rohm		VISC	LETI
Intel	Sanyo		Winbond Group	Micronas GmbH
Jazz Semiconductor	Seiko			Philips
LSI Logic Corp.	SELETE †			RENESAS
Lucent	Sharp			Semiconductor
Maxim Integrated	Sony			ST Microelectronics
Products	Tokyo Electron Ltd.			Tower Semiconductor
Microchip Technology	Tokyo Ohka Kougyo
Inc.	Co.
Micron Technology	Toshiba
National Semiconductor	Trecenti Technologies
Rohm & Haas
SEMATECH †
Spansion
Texas Instruments
VLSI
Wafertech

† A semiconductor industry consortium.

Backlog

We schedule production of light sources based upon order backlog and informal customer forecasts. We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2004, we had a backlog of approximately $79.1 million compared with a backlog of $103.9 million at December 31, 2003.

Manufacturing

Our manufacturing activities consist of material management, assembly, integration and testing. These activities are performed in a 265,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of Class 10,000 cleanroom manufacturing and test space. In order to focus our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to customer demand, we have contracted the manufacture of many of our subassemblies. Our manufacturing outsourcing strategy is exemplified by the modular design of our products. Substantially all manufacturing of nonproprietary subassemblies has been contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules. The failure by one or more of these suppliers to supply us on a timely basis with sufficient quantities of components or subassemblies that perform to our specifications could affect our ability to deliver completed light sources to our customers on schedule. We believe that the highly outsourced content and manufacturable design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue to provide additional training to manufacturing personnel, improve our assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop our supplier management and engineering capabilities.

In addition to the manufacturing capacity at our facilities in San Diego, California, we completed the construction of a manufacturing facility in Korea in late 2002. This facility is used as a refurbishment facility and refurbishes one of our core modules, our chamber, initially for light sources in Korea and ultimately for the Asia-Pacific region. The refurbishment facility in Korea includes 6,550 square feet of Class 10,000 cleanroom manufacturing space. All of the final qualification phases for this facility were completed during the fourth quarter of 2002 and the first chamber was shipped to a customer from this facility in January 2003. Throughout 2003 and 2004 chambers for several of our light source models were refurbished in the Korea facility and successfully shipped to customers.

During the period from 1997 through March 2003, we also had additional manufacturing capacity as a result of our contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”). Seiko was qualified as a contract manufacturer of our light source systems and began production of our light sources in 1997. Although the original agreement could have been renewed for an additional two years, we and Seiko mutually consented to the termination of this contract. As a result, Seiko ceased manufacturing light source systems for us effective March 31, 2003. The termination of this agreement has not impacted our production of light source systems to date.

A limited number of components and subassemblies included in our products are obtained from a single supplier or a small group of suppliers. For certain optical components used in our light source systems, we currently utilize a single supplier. Where possible, we work with secondary suppliers to qualify additional sources of supply. To reduce the risk associated with this single supplier, we carry significant strategic inventories of these components. Strategic inventories are managed as a percentage of future demand. We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier. To date we have been able to obtain adequate supplies of the components and subassemblies used in the production of our light source systems in a timely manner from existing sources. If in the future we are unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet our quality standards, delays or reductions in product shipments could occur which could have a material adverse effect on our business, financial condition and results of operations.

Sales and Marketing

Our sales and marketing efforts are designed to serve our customer base consisting of both the DUV photolithography tool providers such as ASM Lithography, Canon and Nikon as well as many of the world’s top 20 chipmakers. We market and sell our products through our own worldwide direct sales and marketing channels and we have developed product and applications engineering teams to support these efforts. We believe that in order for our sales and marketing organization to be successful, we must work closely with and understand the requirements of both the photolithography systems solutions providers and the semiconductor manufacturers alike.

Service and Support

We believe our success in the semiconductor photolithography market is highly dependent upon after-sales support of both the direct customer and the end-user. We support our customers with field service, technical service engineers and training programs, and in some cases provide ongoing on-site technical support at the customer’s manufacturing facility. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and provide customers with training at our facilities or at the customer’s location. We also provide direct customers and end-users with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

Our field engineers and technical support specialists provide field service and front-line technical support capability from our San Diego headquarters, and at our field service offices located throughout the United States. Support in Europe, Japan, Korea, Singapore, the People’s Republic of China, Taiwan and Southeast Asia is provided by our subsidiaries located within those regions. As part of our customer service, we maintain an inventory of spare parts at each of our service facilities. As our installed base grows, replacement parts required to satisfy worldwide support requirements, as well as our own logistics support organization, will be subject to the fluctuating demands of the semiconductor industry. In order to meet these demands, we must continue to effectively manage our production of component modules which are required for new systems, as well as for support and warranty requirements for installed systems.

We believe that the need to provide fast and responsive service to the semiconductor manufacturers using our light sources is critical and that we cannot depend solely on our customers to provide this service. Therefore, we believe it is essential to maintain, through our own personnel, a rapid response capability to service our customers and end-users throughout the world. Accordingly, we have an ongoing effort to continuously develop our direct support infrastructure in Europe, Japan, Korea, Singapore, the People’s Republic of China, Taiwan and Southeast Asia and the United States. This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions.

We generally warrant our new light source products against defects in design, materials, and workmanship. The warranty period and terms vary by light source model. In general, the light source system warranty period ranges from 17 to 26 months after shipment. We also warrant consumables and spare parts sold to our customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods. On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment.

Research and Development

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced light source products are essential for us to maintain our competitive position. We intend to continue to develop our technology and innovative products to meet customer demands. Current projects include enhancements to our KrF and ArF light sources and the new MOPA platform. We have significant development efforts to address the technology and products that will be based on the extreme ultraviolet (“EUV”) technology needed for future generation photolithography illumination sources. While we are no longer making direct investments in fluorine (“F2”) light sources development, previous investment combined with continued platform and core technology developments in our other products are expected to enable us to acquire a leadership position should a market for F2 light sources develop. We may also invest in other product and technology areas in order to expand our portfolio within the semiconductor capital equipment market sector. In addition there are ongoing efforts to improve existing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts. Research and development expenses for 2002, 2003, and 2004 were approximately $72.4 million, $56.6 million, and $58.5 million, respectively.

In the last three years, we have entered into several research and development agreements related to EUV technology both with customers and government agencies. The largest of these research and development agreements was with Intel Corporation (“Intel”) in January 2004. The total funding under this agreement is $20.0 million and provides us with funding over three years to accelerate the development of production-worthy EUV lithography light sources. The funding being received from Intel under this agreement is milestone based and is netted against our total research and development expenses in the period the milestone is achieved. The total funding recorded under this agreement for 2004 was $6.1 million.

Revenues generated from research and development contracts amounted to approximately $871,000, $57,000, and $783,000 during 2002, 2003, and 2004, respectively. For certain of our research and development contracts, our research and development expenses are offset by amounts earned associated with these contracts. The amounts offset against research and development expenses were $1.3 million, $1.6 million, and $7.6 million during 2002, 2003, and 2004, respectively.

Intellectual Property Rights

We believe that the success of our business depends more on such factors as the technical expertise of our employees, as well as their innovative skills and marketing and customer relations ability, than on patents, copyrights, trade secrets and other intellectual property rights. Nevertheless, our success may depend in part on patents. As of December 31, 2004, we owned 209 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 through June 2022. As of December 31, 2004, we had applied for 83 additional patents in the United States. As of December 31, 2004, we owned 299 foreign patents and had 325 patent applications pending in various foreign countries.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin filing in Japan and other countries our patents for inventions covered by United States patents and patent applications until 1993. As a result we do not have the right to seek foreign patent protection for some of our early inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. Thus, protection of our technology and products in these countries may not be adequate. Further, third parties might independently develop similar products, duplicate our products, or design around patents that are granted to us.

Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in appropriate proceedings in the courts or the patent offices in order to determine the priority of inventions. These proceedings may determine that these third-party patent applications have priority over our patent applications. Loss of priority in these interference proceedings could result in substantial cost to us.

We also rely upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect our confidential and proprietary information. Despite these efforts, third parties might independently develop substantially the same proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. We might not be able to meaningfully protect our trade secrets.

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Currently, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us.

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

We have notified our competitor and others of our United States patent portfolio. Specifically, we have notified Komatsu that they may be infringing on some of our U.S. patents. We have discussed with Komatsu our claims against each other. Komatsu challenged one of our U.S. patents in the United States Patent and Trademark Office (“USPTO”) but it was subsequently re-issued by the USPTO. Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton. We also have had discussions with Lambda-Physik (a subsidiary of Coherent, Inc.), one of our former competitors, regarding allegations by each party against the other for possible patent infringement. Any of these discussions may not be successful and litigation could result.

In the future, patent litigation may result due to a claim of infringement by our competitor or any other third party or may be necessary to enforce patents issued to us. Any such litigation could result in substantial cost and diversion of effort to us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end-users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, or as a result thereof, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license. In the alternative, we may design around the third party’s intellectual property rights. Any adverse determination in a legal proceeding could result in loss of our proprietary rights, exposure to significant liabilities by other third parties, requirement that we get a license from third parties on terms that are not favorable, or restriction from manufacturing or selling our products, any of which could have a substantial adverse effect on our business, financial condition and operating results. Any of these actions could be costly and would divert the efforts and attention of our management and technical personnel, which would materially adversely affect our business, financial condition and results of operations.

Effective August 1, 1989 and lasting until the expiration of the licensed patents during 2004, we entered into an agreement for a nonexclusive worldwide license to use or sell certain patented light source technology with Patlex Corp., a patent holding company. Under the terms of the agreement, we are required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases of its light sources, subject to an annual cap of $100,000 per year. During 2002, 2003 and 2004, royalty fees totaled $100,000 per year.

We have granted Seiko a right of first refusal to fund our development of, and receive a license to, new industrial light source technologies not developed with funding from other parties. In exchange for these rights, we received up-front license fees of $3.0 million in aggregate during 1992 and 1993. We were also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation. To date no renegotiation of the royalty rate has occurred. Through 1999, we earned no royalties under the agreement. The license agreement also provides that product sales between us and Seiko will be at a 15% discount from the respective companies’ list prices. The agreement terminates in August 2012. There has been no Seiko production or sales activity associated with this contract to date and this contract does not apply to our current light source system products.

We have registered the trademarks ‘‘CYMER’’ and “INSIST ON CYMER” and others in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries. We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

Competition

We believe that the principal elements of competition in our markets are the technical performance characteristics of the excimer light source products and the operating efficiency of the system, which is based on availability, performance efficiency and rate of quality. We believe that we compete favorably with respect to these factors.

We currently have one significant competitor, Gigaphoton, that sells light sources for DUV photolithography applications. Gigaphoton is a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan. We believe that Gigaphoton is aggressively trying to gain larger market penetration in the excimer light source industry. We know that our customers have purchased products from this competitor and that our customers have approved this competitor’s light sources for use with their products. We know that Gigaphoton has been approved by chipmakers in Japan, the U.S. and elsewhere for producing excimer light sources. We could lose market share and our growth could slow or even decline if our competitor gains market acceptance. Late in 2004, a former competitor, Coherent, announced that their subsidiary, Lambda-Physik, would no longer pursue the excimer light source systems business for photolithography in the semiconductor industry.

In the future, we will likely experience competition from other technologies, such as EUV and electron projection lithography (“EPL”). To remain competitive, we believe that we will need to manufacture and deliver products to customers on a timely basis without significant defects and maintain a high level of investment in research and development and sales and marketing. We might not have sufficient resources to continue to make the investments necessary to maintain our competitive position.

Larger competitors with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources and may attempt to supply consumable products and refurbished parts to that installed base.

Employees

On December 31, 2004, we employed 770 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good.

Executive Officers

Set forth below is certain information regarding our executive officers and their ages as of March 10, 2005.

Name	Age	Position

Robert P. Akins	53	Chairman of the Board and Chief Executive Officer
Pascal Didier	46	President and Chief Operating Officer
Nancy J. Baker	42	Senior Vice President, Chief Financial Officer
Bill N. Alexander	48	Executive Vice President, Worldwide Customer Operations
Edward P. Holtaway	49	Executive Vice President, Lithography System Solutions
Brian C. Klene	47	Executive Vice President, Emerging Technology and Applications
Takeshi Watanabe	50	President, Cymer Japan
Rae Ann Werner	40	Vice President, Controller and Chief Accounting Officer

Robert P. Akins, one of our co-founders, has served as our chairman and chief executive officer since our inception in 1986, and served as president of the company as well from our inception until May 2000. He currently serves on the boards of directors of Semiconductor Equipment and Materials International (“SEMI”), and SEMI North America. He is also a member of the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego (“UCSD”), and serves on the board of the UC San Diego Foundation. Mr. Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow co-founder Rick Sandstrom, received the outstanding alumnus award from UCSD, and the prestigious SEMI Award for North America, the highest honor conferred by SEMI, in 1996 for contributions to the field of DUV lithography. Mr. Akins received a bachelor’s degree in physics, a bachelor’s degree in literature, and a doctorate in applied physics from the University of California, San Diego.

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

Nancy J. Baker has served as senior vice president and chief financial officer since January 2002. Prior to that, she served as our vice president, finance and treasurer from June 1998 to December 2001. During 2000, she headed the company’s successful effort to implement a new Enterprise Resource Planning system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer. She joined us as corporate controller for worldwide operations in August 1992. Ms. Baker’s professional career spans more than 19 years, and prior to joining us, she held a variety of financial management positions with an international manufacturer in the San Diego area. Ms. Baker received a bachelor’s degree in accounting from the University of Texas at Austin and completed the executive advanced management program at Harvard Business School.

Bill N. Alexander has served as executive vice president of worldwide customer operations since October 2004. He joined us in October 2002 as our senior vice president of sales in the Lithography System Solutions group. Prior to joining us, Mr. Alexander served as the president of Europe operations for Novellus Systems, Inc. and before that, he worked as the vice president of worldwide sales and field operations at GaSonics International, Inc. from August 1997 to January 2001. Throughout his career, Mr. Alexander has held various senior management positions throughout the semiconductor industry including vice president, Asia Pacific sales and support operations at Tencor Instruments, vice president of international operations for Watkins-Johnson Company, senior manager of Asia Pacific regional divisional marketing for Applied Materials, CVD Division, and senior manager of Asia Pacific strategic sales for Lam Research Corporation. Mr. Alexander holds a bachelor’s degree from San Jose State University as well as a master’s degree in business administration from Golden Gate University.

Edward P. (Ted) Holtaway currently serves as executive vice president of corporate operations. Prior to that, he served as our executive vice president of the Lithography System Solutions group since October 2002. Previously, he served as senior vice president of operations and business process management from May 2000 until October 2002. He joined us in July 1998 as senior vice president of process quality. Prior to joining us, Mr. Holtaway spent 13 years developing processes for San Diego-based Brooktree Corp., a fabless semiconductor company acquired by Rockwell Semiconductor Systems in September 1996. During his tenure, Mr. Holtaway’s executive posts included director of Rockwell’s San Diego operations from 1997 to 1998, vice president and managing director of Brooktree’s Singapore operations from 1995 to 1996, and vice president of corporate quality from 1989 to 1995. Mr. Holtaway holds a bachelor’s degree in electrical engineering from the New Jersey Institute of Technology, a master’s degree in electrical engineering from the Polytechnic Institute of New York, and a master’s degree in business administration from San Diego State University.

Brian C. Klene has served as executive vice president of the Emerging Technology and Applications business unit since October 2002. Previously, he served as senior vice president, marketing and business development, which he had held since joining us in June 2000. Prior to joining us, Mr. Klene spent two years as vice president, strategic planning and business development at Chartered Semiconductor Manufacturing Ltd. in Singapore. From 1995 to 1997, he served as executive vice president, sales and marketing at Micron Electronics, Inc., Nampa, Idaho. Before that, he served as director of North American sales with Micron Technology, Inc., Boise, Idaho, from 1989 to 1994. He also served in a variety of sales and marketing positions of increasing responsibility with IBM Corp. Mr. Klene received a master’s degree in business administration from the University of Southern California, and a bachelor’s degree from The Citadel, Charleston, South Carolina.

Takeshi Watanabe has served as president of Cymer Japan, Inc. since February 2005, and in this role is responsible for managing our overall business in Japan, including the sales, service, and operations infrastructure for our direct customers and lithography tool manufacturers. Prior to that, he served as our account sales director for Canon from June 2001 to February 2005. Mr. Watanabe joined Cymer Japan, Inc. in October 2000 as finance director, and served in that position until June 2001. Before joining us,

Mr. Watanabe served as senior finance manager with Guidant Japan, Ltd., where he was responsible for finance and planning and restructured the unit’s financial operations. Over the twenty years prior to this, Mr. Watanabe served in a series of finance positions of increasing responsibility with such companies as Duracell Battery Japan Ltd., Stryker Japan, Ltd., Nihon Valid Logic System, Ltd., Kulicke and Soffa (Japan), Ltd., Sony Music Entertainment, and Measurex Japan, Ltd. Mr. Watanabe holds a bachelor’s degree in accounting from Chuo University.

Rae Ann Werner has served as vice president, controller, and chief accounting officer since January 2003. Prior to that, she served as our controller from February 1999 to January 2003. From 1993 to 1999 she held a variety of finance positions with increasing responsibilities since joining us in November 1993.  Ms. Werner’s professional career spans more than 17 years, and prior to joining us, she held a variety of financial positions with semiconductor and communications companies in the San Diego area.  Ms. Werner received a bachelor’s degree in accounting from San Diego State University.

Executive officers serve at the discretion of the board of directors. There are no family relationships between any of the directors and our executive officers.

Item 2. Properties

Our corporate headquarters is located in San Diego, California and includes administrative, manufacturing, engineering, and research and development facilities. In addition, we have field service offices located throughout the United States and internationally. We completed construction of a refurbishment facility in Korea at the end of 2002. This manufacturing facility is used to refurbish chamber assemblies and was qualified for production at the end of 2002. We completed construction of a 265,000 square foot building adjacent to our corporate headquarters located in San Diego, California in the third quarter of 2003. Also in the third quarter of 2003, we transferred all manufacturing activities and corporate services from two leased facilities in San Diego to this company-owned manufacturing and office facility. As of December 31, 2004 we had subleased both of the facilities we vacated in 2003. In addition to the leased facilities in San Diego, we also have a much smaller facility in Charlestown, Massachusetts that is currently vacant. As of December 31, 2004, we have not been able to sublease this property.

At December 31, 2004, details on our leased and owned property were as follows:

	Location	Lease Expiration	Total Square Footage	Primary Usage / Status

	San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research and development facilities
	San Diego, California (1)	Owned	265,000	Manufacturing and administrative office
	San Diego, California	January 2010	155,000	Facility subleased
	San Diego, California	January 2010	65,755	Facility subleased
	Santa Clara, California	February 2005	1,857	Property was vacated February 2005
	Austin, Texas	October 2005	1,627	Field service office
	Portland, Oregon	April 2006	1,857	Field service office
	Charlestown, Massachusetts	January 2008	21,262	Vacant
	Motoyata, Japan	June 2005	13,831	Field service and sales office
	Osaka, Japan	December 2005	807	Field service and sales office
	Hsin-Chu, Taiwan	June 2005	4,821	Field service and sales office
	United Square, Singapore	May 2005	1,866	Field service and sales office
	Maarssen, Netherlands	May 2009	3,715	Field service and sales office
	Veldhoven, Netherlands	December 2008	2,605	Field service and sales office
Pyongtaek-city, Kyonggi, Korea	– Land (2)	December 2020
	– Building	Owned	26,000	Manufacturing, sales and administrative
	Pudong, Shanghai, China	October 2005	4,746	Field service and sales office

(1) Land and building are owned by us.

(2) Land leased through December 2020. Building is owned by us.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is publicly traded on the Nasdaq National Market under the symbol “CYMI”. The following table sets forth, for the periods indicated, the high and low prices of our Common Stock as reported by the Nasdaq National Market.

Year ended December 31, 2003	High	Low
First quarter	$40.00	$23.63
Second quarter	$36.75	$23.06
Third quarter	$49.09	$30.52
Fourth quarter	$49.89	$39.05

Year ended December 31, 2004
First quarter	$50.44	$34.90
Second quarter	$41.99	$30.75
Third quarter	$37.40	$23.81
Fourth quarter	$35.17	$25.69

The closing sales price of our Common Stock on the Nasdaq National Market was $27.82 on March 10, 2005 and there were 282 registered holders of record as of that date.

We have never declared or paid cash dividends on our Common Stock and currently do not anticipate paying cash dividends in the future.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference to our Proxy Statement.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Years ended December 31,
	2000	2001 (1)	2002	2003	2004 (4)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$366,280	$267,003	$287,995	$265,816	$417,296
Other (2)	—	1,948	871	57	783
Total revenues	366,280	268,951	288,866	265,873	418,079

Costs and expenses:
Cost of product sales	187,579	151,340	162,095	187,679	243,473
Research and development (2)	44,253	57,875	72,420	56,608	58,452
Sales and marketing	20,098	19,617	17,153	16,966	23,369
General and administrative	22,510	18,990	18,212	39,094	31,630
Amortization of goodwill and intangible assets	108	3,148	160	160	160
Purchased in-process research and development	—	5,050	—	—	—
Loss (gain) on debt extinguishment (3)	—	(610)	163	—	(911)
Total costs and expenses	274,548	255,410	270,203	300,507	356,173
Operating income (loss)	91,732	13,541	18,663	(34,634)	61,906
Other expense – net	(1,230)	(1,447)	(1,914)	(1,139)	(1,332)
Income (loss) before income tax provision (benefit) and minority interest	90,502	12,094	16,749	(35,773)	60,574
Income tax provision (benefit)	26,246	2,871	2,706	(21,464)	15,144
Minority interest	(484)	(368)	(447)	(1,091)	(2,276)

Income (loss) before cumulative change in accounting principle	63,772	8,855	13,596	(15,400)	43,154

Cumulative change in accounting principle, net of taxes	—	(370)	—	—	—

Net income (loss)	$63,772	$8,485	$13,596	$(15,400)	$43,154

Basic earnings (loss) per share	$2.19	$0.28	$0.41	$(0.44)	$1.17
Weighted average common shares outstanding	29,113	30,474	33,317	35,065	36,758

Diluted earnings (loss) per share	$2.07	$0.27	$0.39	$(0.44)	$1.15
Weighted average common and dilutive potential common shares outstanding	30,758	31,108	34,712	35,065	37,584

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$79,678	$111,195	$196,643	$230,657	$201,021
Working capital	278,546	257,851	351,127	397,790	436,007
Total assets	501,562	483,346	766,887	809,244	825,778
Total long-term liabilities	175,510	151,772	255,154	261,627	214,272
Treasury stock	(24,871)	(24,871)	—	—	—
Stockholders’ equity	212,968	254,814	412,334	453,330	517,320

(1)          Includes results of operations of Active Control Experts, Inc. acquired on February 13, 2001 for the periods subsequent to its acquisition.

(2)          In 2004 we reclassed funds recorded for certain of our funded development contracts that we enter into with customers and government agencies. These funds are not recorded as revenue but offset against our own internal research and development expenses. Certain prior year amounts were reclassified to conform to the current period presentation.

(3)          The loss (gain) on extinguishment of debt was reclassified in 2003 in accordance with the provisions of Statement of Financial Accounting Standards No. 145.

(4)          Includes additional inventory, revenue and cost of product sales associated with our refurbishment activities. During the fourth quarter of 2004, we corrected our accounting treatment for such activities and all amounts associated with this correction are included in 2004. See further discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data Note 2 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, references to “we”, “us” or “our” are references to Cymer. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

We are the world’s leading supplier of light source solutions for the semiconductor industry. Our products provide the essential light source for DUV photolithography systems. Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources, such as ours. We currently supply light sources to all three lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers. Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. A large portion of our revenue is derived from customers located outside of the United States. In order to support our foreign customers and our installed base of light sources in foreign countries, we maintain a manufacturing and field service office in Korea and field service and support offices in Japan, Singapore, the People’s Republic of China, the Netherlands and Taiwan. We also maintain field service offices in the United States to service our installed base of light sources located in the United States.

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs. Since 2000, the final year of the last significant and prolonged peak in the cycle, the semiconductor industry experienced one of the longest downturns in its history from 2001 through late 2003. Although this downturn negatively impacted our business and results of operations during 2001, 2002 and 2003, we were able to maintain our revenues at a relatively constant level and remain profitable during most of this three-year period. We are very conscious of the volatile nature of the semiconductor industry and make every effort to manage our business through the cycles such that we maintain our annual profitability during the downturn and take the necessary steps during the downturns to be strategically positioned for the next upturn. During the extended downturn which occurred during 2001 through 2003, we made several such strategic investments including the completion of our new manufacturing facilities in San Diego and Korea, the development and introduction of our new MOPA technology and XL platform, on which all of our future DUV light sources are planned to reside, and the ongoing work to improve business processes that leverage the overall efficiency of our workforce.

In the latter half of 2003, there were several indicators that the extended downturn in the semiconductor industry, which started in 2001, was coming to an end and that an upturn was in sight. During the final months of 2003, we experienced strong order growth and our direct customers announced increasing orders and extended delivery times. In addition, the chipmakers’ utilization of our DUV light sources exceeded the levels achieved in 2000, the peak of the last extended upturn, and the mix of our light source models shipped shifted toward KrF products, reflecting the chipmakers’ need for more capacity expansion. In addition to the positive industry indicators, which we saw at the end of 2003, we experienced much higher revenue levels and revenue growth from quarter to quarter during the first nine months of 2004. From the end of 2003 to the end of the third quarter of 2004, our sequential quarter over quarter revenue growth ranged from 8% to 20%. The combination of these four consecutive quarters of positive industry indicators, our own growing order momentum, and sequential quarterly record light source utilization levels across our installed base led us to believe that we were in an upturn.

However, during the third quarter of 2004, though our business remained strong and we had received no net order push outs, many semiconductor and equipment companies issued warnings about potential shortfalls in revenue and earnings. In September 2004, the utilization rates of our light sources experienced the largest single monthly decline in our company’s history. Starting in October 2004, the reported decline in chip fab utilization caused some chipmakers to hold off on equipment purchases, including the purchase of lithography tools, and we received notification of light source push outs from our direct customers. Our light source system utilization rates at chipmakers continued to decline through the end of 2004.

With the increasing uncertainty in the semiconductor industry, our ability to forecast the industry cycle became limited to less than one quarter. Due to these circumstances, in October 2004, we took actions to deal effectively with what appeared to be a semiconductor industry slowdown the depth and duration of which we could not predict.  We aligned our cost structure accordingly with these uncertain conditions by reducing our overall expenses, and implementing a reduction in our workforce of approximately 14% on October 21, 2004. Since we were able to keep our headcount in line with the volume of our business during this most recent and brief upturn in 2004, this headcount adjustment primarily reflected the change we anticipated in any volume production activities. In addition, since approximately one-third of the employees affected by this workforce reduction were temporary employees, we preserved our ability to ramp up production again quickly in response to any potential re-acceleration of orders that might occur early in 2005.

As 2004 ended, it seemed apparent that the long awaited upturn, although realized, had ended without reaching the full magnitude or duration of a normal upturn. In spite of this, we had a number of noteworthy achievements during the year, including:

•                  Record total revenue of $418.1 million for the year;

•                  Record non-systems revenue of $172.5 million for the year;

•                  Growing recognition of the benefits of the XL Series products, and increasing adoption of these products, leading to record shipments in the fourth quarter of 2004, with XL Series products accounting for 27% of shipments for the year;

•                  Average selling prices, on a foreign currency adjusted basis, reaching $957,000 in the fourth quarter as a result of the product mix shifting toward ArF products;

•                  The continued growth of our installed based of light source systems, which reached nearly 2,500 units by the end of 2004;

•                  The successful subleasing, in the second half of 2004, of the two San Diego facilities we vacated in 2003, which will result in reduced general and administrative expenses going forward; and

•                  The successful continuation of our efforts to reduce lead times and material costs for our XL Series of products.

With visibility limited as we enter 2005, the outlook for our industry cannot be predicted with accuracy. We will continue to manage our expenses effectively while working to increase our operating efficiency. We expect to introduce a significant number of new products and product features in 2005 to enhance our competitiveness, including two new ArF light sources, one of which will be the XLA 200, our third generation MOPA product. Since we made significant investments in facilities and equipment during the last several years, we do not foresee a need for a high level of capital expenditures for some time in the future.

In 2005, we plan to increase our management focus on improved asset management with particular emphasis on improving inventory management and turn rate, increasing operating efficiency, and ensuring the competitiveness of our product offerings. We will be focusing our efforts in 2005 on generating a significant amount of cash and improving shareholder returns by achieving higher returns on assets, which includes increasing our inventory turns and return on invested capital during the year.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2002	2003	2004
Revenues:
Product sales	99.7%	100.0%	99.8%
Other	0.3	—	0.2
Total revenues	100.0%	100.0%	100%

Cost and expenses:
Cost of product sales	56.1	70.6	58.2
Research and development	25.0	21.3	14.0
Sales and marketing	5.9	6.3	5.6
General and administrative	6.3	14.7	7.5
Amortization of intangible assets	0.1	0.1	0.1
(Gain) loss on debt extinguishment	0.1	—	(0.2)
Total costs and expenses	93.5	113.0	85.2

Operating income (loss)	6.5	(13.0)	14.8

Other expense – net	(0.7)	(0.5)	(0.3)

Income (loss) before income tax provision (benefit) and minority interest	5.8	(13.5)	14.5

Income tax provision (benefit)	0.9	(8.1)	3.6
Minority interest	(0.2)	(0.4)	(0.6)

Net income (loss)	4.7%	(5.8)%	10.3%
Gross margin on product sales	43.7%	29.4%	41.7%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, valuation of parts used in our refurbishment manufacturing process, inventory allowances, warranty provisions, income taxes, allowances for bad debts, long-lived assets valuation, intangible assets valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Actual results could vary from our estimates if we were to use different assumptions and conditions.

We believe that revenue recognition, valuation of parts used in our refurbishment manufacturing process, inventory allowances, warranty provisions, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates and judgments.

Revenue Recognition

Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. For a significant portion of our spare parts sales, our customers return the consumed assembly to us as part of the sale of a new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare part sales. Our revenues also consist of other revenues, which include revenue from certain funded development activities performed for customers and under government contracts and license agreements. We do not recognize any revenue for light source systems prior to shipment. We test the systems in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software. Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin No. 104 (“SAB 104”). The shipping terms vary by customer for light source systems shipments. The majority of light source shipment terms are F.O.B. shipping point and revenue is recognized upon shipment. For those customers with F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to the customer. One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate. We have one arrangement where a portion of the light source system fee is not payable until the system is successfully installed at the end-user. In accordance with SAB 104 given the installation is not essential to the functionality of the system, we defer this portion of the fee until the system is installed. Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. Revenue associated with our customers return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the value of the reusable parts that we expect to yield from the returned core assembly returned. Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed. Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts, which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed. For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate. If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

Valuation of Parts Used in Refurbishment Manufacturing Process and Corrected Accounting Method

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. Upon receipt of these consumed assemblies from our customers, we record an entry to recognize the estimated value of the reusable components as inventory and revenue. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly. The costs of refurbishment are also capitalized as part of ending inventory.  See further discussion under Item 8. Financial Statements and Supplementary Data Note 2 to the Consolidated Financial Statements. The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies. We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any changes in the demand for the parts or the yield of the parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations.

Historically, we have recorded the value of this material as a reduction of our cost of product sales in the period that the returned assembly was disassembled by our manufacturing operations and the value of the reusable parts could be determined.  Upon further review of United States Generally Accepted Accounting Principles (“GAAP”) in the fourth quarter of 2004, we determined that we should instead estimate the value and record these consumed assemblies as inventory at the time we receive the returned assembly from our customer and concurrently record this amount as revenue rather than as a reduction of cost of product sales.

During the fourth quarter of 2004, we corrected our accounting treatment for these refurbishment activities and analyzed the financial impact that such an accounting correction would have on our 2004 and prior year consolidated financial statements.  As a result of this analysis, we determined that although there is a financial impact due to this accounting correction, the amounts are not material to years prior to 2004 as well as to the fiscal year ended December 31, 2004.  Upon making this determination, we recorded the cumulative impact of this accounting correction during the fourth quarter of 2004.  Included in these corrections are increases to inventory, revenues, cost of product sales and net income for the period, as well as reclassifications from cost of product sales to revenues.  As a result of this fourth quarter 2004 correction, our annual 2004 consolidated financial statements were updated from those previously reported in a press release issued by us on January 25, 2005.  The primary impacts of this correction from the previously released annual consolidated financial statements for 2004 are as follows:

•      $2.9 million increase in the inventory balance as of December 31, 2004

•      $28.5 million increase in 2004 product revenues

•      $25.6 million increase in 2004 cost of product sales

•      $2.0 million increase in 2004 net income

Inventory Allowance

We perform an analysis of our inventory allowances on at least a quarterly basis to determine the adequacy of this allowance on our financial statements. The amount of the inventory allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. We determine the level of excess and obsolete inventory associated with our raw materials and production inventory by comparing the on hand inventory balances and inventory on order to the next 12 months of forecasted demand. We then adjust this calculation for inventory that has a high likelihood of use beyond one year or can be used in other products that may have lower demands. After this adjustment, we arrive at our total exposure for excess and obsolete inventory within our raw materials and production inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

The inventory allowance totaled $12.0 million and $8.5 million at December 31, 2003 and December 31, 2004, respectively. The decrease in this allowance from 2003 to 2004 was primarily due to the mix of parts in inventory and the disposal of obsolete inventory during 2004.

The methodologies used to analyze excess and obsolete inventory and determine the inventory allowance are significantly affected by future demand and usage of our products. There are many factors that could potentially affect the future demand or usage of our products, including the following:

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

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales. Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms vary by light source system model. In general, the light source system warranty period ranges from 17 to 26 months after shipment. We also warrant consumables and spare parts sold to our customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods. On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment. The warranty provision for light source systems is reviewed monthly and determined by using a financial statistical model, which takes into consideration actual historical expenses, and potential risks associated with our different light source systems. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information used within this model are reviewed throughout the year and updated as risk levels change over the light source system’s life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks and require higher warranty provisions. The warranty provision for consumables and spare parts is determined by using actual historical data.

The total balance in the warranty provision accrual as of December 31, 2003 and December 31, 2004 was $26.2 million and $28.2 million, respectively. This increase from year to year is primarily due to an increase in the overall installed base of light source systems  under warranty, particularly in the XL Series light source which requires a higher level of warranty accruals due to the increased number of modules included in its design.

We actively engage in product improvement programs and processes to limit our warranty costs, but our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures at customer sites. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex light sources. Although we classify these newly released light source models as having a higher risk in our warranty model resulting in higher warranty provisions, we are more likely to have differences between the estimated and actual warranty costs for these new products. This is due to limited or no historical product performance data on which to base our future warranty costs. Warranty provisions for our older and more established light source models are more predictable as we have more historical information available on these products. If actual product failure rates or estimated costs to repair those product failures were to differ from our estimates, revisions to our estimated warranty provision would be required, which could have a material adverse effect on our financial condition and results of operations.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized. Based upon the analysis, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets within the period allowed by current applicable tax law and, as such, no valuation allowance against deferred tax assets is provided.

At December 31, 2004 we had federal tax net operating loss (“NOL”) carryforwards of $51.1 million and federal tax credits of $15.2 million, both of which begin to expire in 2018.  In order to realize the benefit associated with the federal NOL and credit carryforwards, we must earn cumulative taxable income of at least $94.5 million prior to the expiration of those carryforwards.  At December 31, 2004 we had state tax credit carryforwards of $13.2 million, of which $3.8 million begin to expire in 2009, and $9.4 million may be carried forward indefinitely.  In order to realize the benefit associated with the state tax credit carryforwards, we must earn cumulative taxable income of at least $317.7 million prior to the expiration of those carryforwards.

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

Our results do not reflect the impact of the American Jobs Creation Act of 2004, which repealed the Extraterritorial Income Exclusion (“ETI”) subject to certain transition rules. The ETI benefit is being replaced with a Manufacturing Activity deduction under Internal Revenue Code (“IRC”) Section 199. The benefit will be available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes is comparable for years in which we have taxable income.  We have not provided for U.S. federal income and foreign withholding taxes on $43.0 million of undistributed earnings from non-U.S. operations as of December 31, 2004 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us.

Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of December 31, 2004. However, we are still evaluating the impact of repatriation of foreign earnings under IRC Section 965. The American Jobs Creation Act of 2004, and IRC Section 965 allow a temporary 85% dividends received deduction on repatriated foreign earnings if the funds are reinvested in the United States. Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2 (“FSP No. 109-2”), allows companies additional time to evaluate whether foreign earnings will be repatriated under the provisions of the new law. We are awaiting the issuance of further regulatory guidance prior to determining what amount, if any, will be repatriated. As such, at this time, we have not determined a range of potential repatriated amounts, if any. We expect to complete our analysis and determine what amount, if any, to repatriate by September 30, 2005.

YEARS ENDED DECEMBER 31, 2003 AND 2004

Revenues. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training. For a significant portion of our spare parts sales, our customers return the consumed assembly to us as part of the sale of a new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of reusable parts received from our customers as consideration for these spare part sales. Our revenues also consist of other revenues, which include revenue from certain funded development activities performed for customers and under government contracts and license agreements. We do not recognize any revenue for light source systems prior to shipment. We test the systems in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software. Our installation obligations are perfunctory within the framework of SAB 104. One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate. We have one arrangement where a portion of the light source system fee is not payable until the system is successfully installed at the end-user. In accordance with SAB 104, given the installation is not essential to the functionality of the system, we defer this portion of the fee until the system is installed. Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. Revenue associated with our customers’ return of core assemblies is recognized upon receipt of the core assembly. The amount of the revenue is determined based upon the value of the reusable parts that we expect to yield from the core assembly returned. Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed. Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts that are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these funded development contracts are derived from cost sharing contracts between certain customers and us. The costs associated with these particular contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed. For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate. If certain conditions are met, these funds are not recorded as revenue and are rather offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

The following table summarizes the components of our revenue (in thousands, except units sold):

	Years ended December 31,
	2002	2003	2004

Light source systems:
Revenue	$203,106	$160,302	$244,840	(1)
Units sold	282	163	301
Average selling price	$720	$983	$827

Consumable and spare parts and service products	$84,889	$105,514	$172,456
Other revenue	$871	$57	$783

Total revenue	$288,866	$265,873	$418,079

(1)  Net of deferred light source revenue of $4.2 million. We have one arrangement where a portion of the light source system fee is not payable until the system is installed successfully at the end-user.

Product sales increased 57% from $265.8 million in 2003 to $417.3 million in 2004, primarily due to a 53% increase in light source system revenue from $160.3 million in 2003 to $244.8 million in 2004. A total of 163 light source systems were sold in 2003 at an average selling price of $983,000, compared to 301 systems sold in 2004 at an average selling price of $827,000. On a foreign currency adjusted basis, the average selling price for 2003 was $963,000 compared to $816,000 for 2004. The decrease in the average selling price from period to period reflects the shift in the product mix to capacity driven lower priced KrF products in 2004. Product sales were further increased from period to period due to a 63% increase in sales of consumable and spare parts and service products from $105.5 million in 2003 to $172.5 million in 2004. Included in the sales of consumable and spare parts and service revenues are revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers. These revenues totaled $28.5 million for 2004. See further discussion on change in accounting method for refurbishment activities under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Critical Accounting Policies and Item 8. Financial Statements and Supplementary Data Note 2 to the consolidated financial statements. The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers during most of 2004 and an increased installed base in 2004. Revenues from funded development contracts were $57,000 in 2003, compared to $783,000 for 2004. As a result of the current market conditions and the industry slowdown, we expect our revenue to decrease approximately 20% in the first quarter of 2005 compared to the fourth quarter of 2004.

Our backlog at December 31, 2003 was $103.9 million compared to $79.1 million at December 31, 2004. Bookings for the year ended December 31, 2003 and December 31, 2004 were $270.4 million and $393.3 million, respectively. The book-to-bill ratio for the quarter ended December 31, 2003 was 0.92 compared to 0.80 for the quarter ended December 31, 2004. The increase in 2004 overall bookings was primarily due to the short three quarter upturn in the semiconductor industry in 2004 that resulted in higher systems bookings and record bookings of consumable and spare parts in 2004. The decrease in the book-to-bill ratio was a result of the industry slowdown at the end of 2004. During the industry cycles, we closely monitor our book-to-bills so that we achieve near unity on this ratio even during such slowdowns.

 We installed 231 light sources at chipmakers and other end-users during 2003 as compared to 279 light sources installed during 2004.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 24%, 24% and 21%, respectively, of total revenue for 2003, and 34%, 11% and 22%, respectively, of total revenue for 2004.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States. Approximately 88% and 82% of our sales for 2003 and 2004, respectively, were derived from customers outside the United States. We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 44% and 32% of total revenues for 2003 and 2004, respectively. The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our net sales.

Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”), associated with purchases of our products by our Japanese subsidiary for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of product sales. We do not charge our customers for shipping fees and such costs are not significant.

The cost of product sales increased 30% from $187.7 million for 2003 to $243.5 million for 2004. This increase in the cost of product sales was primarily due to the overall increase in product sales from year to year. Both light source system sales and sales of consumables and spare parts and service products were higher in 2004 compared to 2003. The increase in costs of product sales also reflects the reduction in force activities which took place in October 2004 and mainly impacted manufacturing personnel. The increase in the cost of product sales was partially offset by the product costs associated with the shift in our product mix to lower cost KrF products and our overall material cost reduction targets on a variety of products. This increase in the cost of product sales was also offset by a $2.3 million Korean customs refund realized in the fourth quarter of 2004.

The gross margin on product sales was 29.4% for 2003 as compared to 41.7% for 2004. This higher gross margin was primarily due to the improved efficiencies and costs associated with our XL Series light source and the shift to our lower cost and higher margin KrF products in 2004 as compared to 2003. The higher gross margin in 2004 also reflects increased factory yield and utilization, increased and improved field utilization and efficiency and significant success in our material cost reduction efforts. In addition, gross margin was favorably impacted in 2004 by a couple of percentage points due to the Korean customs refund of $2.3 million. As a result of the apparent slowdown in the semiconductor industry and its related uncertainties, we do not anticipate that we will be able to sustain the high level of gross margin that we experienced during 2004. In response to the current industry conditions, we have decided to reduce our inventory level, including a reduction in our field spares inventories. As a result, this reduction in inventory will have a negative effect on our gross margin by several percentage points over the next several quarters due to reduced factory loading.

Research and Development. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Our research and development expenses were offset by amounts associated with certain of our externally funded research and development contracts. Research and development expenses increased 3% from $56.6 million for 2003 to $58.5 million for 2004, due primarily to costs associated with our EUV light source development, new business opportunity development and costs associated with the profit sharing and bonus plans, which were earned by employees in 2004. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $1.6 million and $7.6 million for the years ended December 31, 2003 and 2004, respectively. In addition to our development of EUV, we also continued to focus on next generation KrF and ArF products based on the XL platform. As a percentage of total revenues, research and development expenses decreased from 21.3% for 2003 to 14.0% for 2004 due primarily to lower revenues in 2003 compared to 2004. We expect research and development expenses to remain relatively flat or slightly increase in dollar spending next quarter due to our spending on EUV development and other product development opportunity investigations.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses. Sales and marketing expenses increased 38% from $17.0 million for 2003 to $23.4 million for 2004. This increase in sales and marketing expenses from year to year primarily reflects the expenses associated with the profit sharing and bonus plans, which were earned by employees in 2004 and increased marketing expenses associated with our international subsidiaries in 2004. As a percentage of total revenues, such sales and marketing expenses decreased from 6.3% for 2003 to 5.6% for 2004. We anticipate sales and marketing expenses to decline in dollar spending in the first quarter of 2005.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses decreased 19% from $39.1 million for 2003 to $31.6 million for 2004 due to a number of factors. First of all, we incurred a $15.6 million tenant improvement write-off in 2003 associated with the facilities we vacated during the third quarter of that year. This tenant improvement write-off resulted in a decrease in depreciation expense in 2004, which is allocated among the various expense classifications. Although we were successful in subleasing our San Diego facilities in 2004, we did incur a loss associated with one of the subleases. General and administrative expenses in 2004 included $3.0 million in costs associated with such subleasing activities for our San Diego and Charlestown facilities (see Item 2. Properties). In addition, general and administrative expenses were higher in 2004 as compared to 2003 due to the expenses associated with our bonus and profit sharing plans, which were earned by employees in 2004 and significant consulting and external audit fees associated with our compliance with the new internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act. As a percentage of total revenues, such expenses decreased from 14.7% for 2003 to 7.5% for 2004. We anticipate general and administrative expenses to decrease in dollar spending in the first quarter of 2005.

Amortization of Intangible Assets. Amortization of intangible assets totaled $160,000 for both 2003 and 2004. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of Active Control eXperts, Inc. (“ACX”), which was completed in early 2001. With our adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, we discontinued the amortization of goodwill with indefinite useful life associated with previous purchase business combinations. Amortization expense for patents which is included in research and development expenses and cost of product sales was $1.5 million and $2.4 million for 2003 and 2004, respectively.

Gain on Debt Extinguishment. In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes (the “2002 notes”). These 2002 notes are due February 15, 2009 with interest payable on February 15 and August 15 of each year. In the third quarter of 2004, we repurchased, at a discount to par, $49.2 million of the 2002 notes. As a result of this repurchase, we recognized a gain on debt extinguishment of $911,000 for 2004.

Total Other Income (Expense) - Net. Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the United States dollar. Net other expense totaled $1.1 million and $1.3 million for 2003 and 2004, respectively. The increase in net other expense was primarily due to a decrease in both interest income and interest expense from year to year and a decrease in foreign currency exchange gains recorded in 2004. The decrease in interest income reflects lower market interest rates for our short-term and long-term investments. The decrease in interest income from year to year was offset by a $281,000 gain recorded for a sale of investments during 2004. Interest expense was reduced from year to year due to our lower debt balances as a result of the repurchase of notes that we made in the third quarter of 2004. The foreign currency gain in 2004 was reduced by a net $1.1 million loss associated with the discontinuance of certain cash flow hedges during the third quarter of 2004. Foreign currency exchange gains totaled $436,000, interest income totaled $8.9 million and interest expense totaled $10.5 million for 2003, compared to foreign currency exchange gains of $82,000, interest income and other income of $8.1 million and interest expense of $9.5 million for 2004.

Income Tax Provision (Benefit). The tax benefit of $21.5 million and the tax provision of $15.1 million for the years ended December 31, 2003 and 2004, respectively, reflects an annual effective rate of 60% and 25%, respectively. The change in the annual effective tax rate during the year ended December 31, 2004 from a benefit rate of 60% to a provision rate of 25% was primarily attributable to the increase in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income. The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006. The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules. The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199. The benefit will be available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes is comparable for years in which we have taxable income.

YEARS ENDED DECEMBER 31, 2002 AND 2003

Revenues. Product sales decreased 8% from $288.0 million in 2002 to $265.8 million in 2003, primarily due to a 42% decrease in the number of light source systems sold offset by a 37% increase in the average selling price. A total of 282 light source systems were sold in 2002 at an average selling price of $720,000, compared to 163 systems sold in 2003 at an average selling price of $983,000. On a foreign currency adjusted basis, the average selling price for 2002 was $716,000 compared to $963,000 for 2003. This increase in foreign currency adjusted average selling price from period to period reflects the inclusion in the product mix of the higher priced XLA 100 light source system which was introduced in the first quarter of 2003 and has a higher average selling price. Product sales were further increased due to a 24% increase in sales of consumable and spare parts and service products from $84.9 million in 2002 to $105.5 million in 2003. The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers and an increased installed base in 2003. Revenues from funded development projects were $871,000 and $57,000 in 2002 and 2003, respectively.

Approximately 90% and 88% of our sales for 2002 and 2003, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by our wholly owned Japanese subsidiary, accounted for 43% and 44% of total revenues in 2002 and 2003, respectively.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 32%, 21% and 24%, respectively, of total revenue for 2002, and 24%, 24% and 21%, respectively, of total revenue for 2003.

Cost of Product Sales. Although the number of light source systems recorded as revenue was significantly lower in 2003 as compared to 2002, in absolute dollars, the cost of product sales increased 16% from $162.1 million for 2002 to $187.7 million for 2003. This increase in the cost of product sales from year to year is primarily due to the overall costs associated with our XLA 100 light source systems and its initial transition to manufacturing in the first quarter of 2003. These additional costs included infrastructure building and facilities expenses as well as reduced efficiencies associated with the learning curve for the production of this new light source system. In addition, the increase in the cost of product sales reflects the costs associated with the increase in sales of consumables and spare parts and service products in 2003 compared to 2002.

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

Research and Development. Research and development expenses decreased 22% from $72.4 million for the year ended December 31, 2002 to $56.6 million for the year ended December 31, 2003, due primarily to the early stages of the MOPA common platform development effort in 2002 and its release to manufacturing with the introduction of the XLA 100 in the first quarter of 2003. We shipped the first light source system that utilizes the MOPA technology, the XLA 100, in February 2003. We also continued to invest in EUV, F2 and beam delivery unit technology and to focus on next generation KrF and ArF products based on the XL platform. Amounts funded by external research and development contracts totaled $1.3 million and $1.6 million for the years ended December 31, 2002 and 2003, respectively. As a percentage of total revenues, research and development expenses decreased from 25.0% for 2002 to 21.3% for 2003, primarily due to the different stages of the MOPA platform development effort.

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

General and Administrative. General and administrative expenses increased 115% from $18.2 million for 2002 to $39.1 million for 2003, due primarily to a $15.6 million tenant improvement write-off associated with the leased facilities vacated during the third quarter of 2003. This write-off was partially offset by the cost savings realized in the third and fourth quarters of 2003 as a result of the cost reduction efforts implemented in the second quarter of 2003. In addition, general and administrative expenses in 2003 increased from 2002 levels due to the transfer of various senior personnel from the sales and marketing staff to general and administrative functions in the last quarter of 2002. As a percentage of total revenues, such expenses increased from 6.3% for 2002 to 14.7% for 2003.

Amortization of intangible assets. Amortization of intangible assets totaled $160,000 for 2002 and 2003. This amortization of intangible assets expense is consistent from year to year and relates to the existing technology associated with the acquisition of ACX, which was completed in early 2001. With our adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with previous purchase business combinations. Amortization expense for patents which is included in research and development expenses and cost of product sales was $1.3 million and $1.5 million for 2002 and 2003, respectively.

Total Other Expense - Net. Net other expense totaled $1.9 million and $1.1 million for 2002 and 2003, respectively. The decrease in net other expense was primarily due to foreign currency exchange gains in 2003 compared to foreign currency exchange losses recorded in 2002, and decreases in interest expense and interest income from year to year. Also included in net other expenses for 2003 was a loss on disposal of assets of approximately $427,000 as a result of a fixed asset audit conducted in the fourth quarter of 2003.  The decreased interest expense from period to period was caused by the lower interest rate on the 2002 notes which was reflected in the interest expense amounts for 2003 as compared to additional interest which was recorded in 2002 as the result of the principal amounts of both our convertible subordinated notes issued in 1997 (the “1997 notes”) and the 2002 notes being outstanding during part of 2002. The decreased interest income in 2003 was primarily due to lower average cash and investment balances in 2003 as compared to 2002 as a result of cash used during 2003 for the continued construction of our new manufacturing and office facility in San Diego which was completed in the third quarter of 2003, and cash used in operating activities.  Foreign currency exchange losses totaled $723,000, interest income totaled $10.1 million and interest expense totaled $11.2 million for the year ended December 31, 2002, compared to a foreign currency exchange gain of $436,000, interest income of $8.9 million and interest expense of $10.5 million for the year ended December 31, 2003.

Income Tax Provision (Benefit).  The tax provision of $2.7 million and the tax benefit of $21.5 million for the years ended December 31, 2002 and 2003, respectively, reflects an annual effective rate of 16% and 60%, respectively.  The change in the annual effective tax rate from a provision rate of 16% for the year ended December 31, 2002 to a benefit rate of  60% for the year ended December 31, 2003 was primarily attributable to tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The tax benefit rate for 2003 reflects the increased impact of our tax credits and foreign sales incentives in a low income or loss environment.  The effective tax rate is a function of current tax law and geographic location of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had approximately $201.0 million in cash and cash equivalents, $89.1 million in short-term investments, $84.6 million in long-term investments, and $436.0 million in working capital.

In August 1997, we issued $172.5 million in aggregate principal amount in a private placement of notes. These 3½% / 7¼% step-up convertible subordinated notes were due on August 6, 2004 and were convertible at the option of the holder into shares of our common stock. The conversion rate on the 1997 notes was 21.2766 shares per $1,000 principal amount or an effective conversion price of $47.00 per share.  In 2001, we repurchased a total of $24.9 million of the 1997 notes then outstanding.  The 1997 notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $113.0 million of the outstanding principal amount converted their 1997 notes into shares of our common stock.  As a result of these conversions, 2,325,542 shares of our common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 notes was redeemed.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These 2002 notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the 1997 notes then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.

Net cash provided by operating activities was approximately $25.8 million and $34.2 million for 2002 and 2004, respectively, compared to $3.6 million used in operating activities for 2003.  Net cash provided by operating activities during 2002 primarily reflects increases in net income, accounts payable and other liabilities which were offset by increases in inventory.  The increase in inventory was primarily due to the increased bookings and overall business activities in the first three quarters and new raw materials requirements associated with the initial production of the XLA 100 in the fourth quarter of 2002. Cash was also used during 2002 to help fund our investment in research and development for our

MOPA platform.  Net cash used in operating activities during 2003 reflects the net loss for the year due to the downturn in the semiconductor industry. This net loss for the year also reflects additional overall costs associated with our new XLA 100 light source system and its introduction to manufacturing in early 2003.  Cash was further reduced by increases in customer accounts receivable, decreases in accounts payable, and accrued expenses and other liabilities offset by a decrease in inventory from period to period.  Net cash provided by operating activities during 2004 reflects net income for the year and increases in accrued and other liabilities and income taxes offset by increases in accounts receivable, inventories, and accounts payable. The increase in accounts receivable was significant for 2004 and resulted from a higher number of product shipments than normal taking place in the last month of the quarter ended December 31, 2004. The increase in inventories was primarily due to our response to the growing light source utilizations that we experienced during the first three quarters of 2004 and higher spares inventories to support what we thought would be a continued upturn in the semiconductor industry. When the industry started to slow down in the third and fourth quarters of 2004, we took action to reduce our spares and consumables inventory.  As a result of these actions, our inventory decreased by $10.6 million in the fourth quarter of 2004.

Net cash used in investing activities was approximately $166.5 million, $5.2 million, and $33.0 million for 2002, 2003, and 2004, respectively.  In 2002, the $166.5 million used in investing activities primarily reflects short-term and long-term investments purchased using the net proceeds generated by the 2002 Note transactions in February and March 2002, and $45.2 million in capital equipment purchases. Included in these capital purchases for 2002 are costs associated with our new spare parts refurbishment factory in Korea, which was completed in September 2002, and costs associated with the construction of a new manufacturing and office facility adjacent to our corporate headquarters located in San Diego, California. In 2003, the cash used in investing activities was due primarily to the continued construction of the new manufacturing and office facility in San Diego and purchases of required manufacturing equipment for the new facility.  These capital acquisitions during the year were offset by the timing of short-term and long-term investments that matured and were reinvested.  Cash used in investing activities during 2004 reflects the timing of short-term and long-term investments maturing and being reinvested during the year, purchases of property and equipment, a $6.0 million payment to acquire certain patents and a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary.

Net cash provided by financing activities was approximately $225.2 million and $41.4 million for 2002 and 2003, respectively, compared to net cash used in financing activities of $32.0 million in 2004.   In 2002, the $225.2 million provided by financing activities was primarily due to the activity during the first quarter of 2002 related to our 2002 Notes. The private placement of notes that we completed in February 2002 resulted in net proceeds of approximately $242.1 million. Of these proceeds, we used $39.6 million to redeem a portion of our outstanding 1997 Notes and pay accrued interest and premiums on those notes. In addition, during 2002 we received proceeds of $22.5 million from the exercise of employee stock options.  In 2003, the cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $48.2 million offset by a $6.7 million payment on our Japanese revolving loan, which occurred in June 2003.  In 2004, net cash used in financing activities reflects the purchase of approximately $49.2 million of our convertible subordinated notes in the third quarter of 2004.  This was offset by proceeds received from the exercise of stock options totaling $15.4 million during 2004.

During 2003, we had certain loan agreements with a commercial bank, which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, we were able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen cost of funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required us to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and have not been renewed to date.

Since our initial public offering and a secondary public offering, both in 1996, we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

We require substantial working capital to fund our business, particularly to finance inventories, including purchase orders with our vendors, accounts receivable, and for capital expenditures. Our future capital requirements depend on many factors, including our manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products. We believe that cash generated from operations along with the liquidity provided by our existing cash balances and short-term investments will be sufficient to sustain operations and provide for any potential future expansion of our business for at least the next 12 months.

The following summarizes our contractual obligations and other commitments as of December 31, 2004, and the impact such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Total	2005	2006	2007	2008	2009	More than 5 years

Capital lease obligations	$12	$12	$—	$—	$—	$—	$—
Operating lease obligations (1)	19,101	4,727	3,883	3,845	3,328	3,256	62
Convertible subordinated notes	200,753	—	—	—	—	200,753	—
Interest on convertible subordinated notes	31,616	7,026	7,026	7,026	7,026	3,512	—
Purchase orders (2)	74,362	74,362	—	—	—	—	—

Total commitments	$325,844	$86,127	$10,909	$10,871	$10,354	$207,521	$62

(1)          We currently sublease three of our leased facilities, and the payments received under these are direct offsets to our operating lease obligations. The amounts in the table above represent the gross lease amounts and the following table summarizes amounts to be received under these non-cancelable sublease agreements (in thousands):

	Future Sublease Payments
	Total	2005	2006	2007	2008	2009	More than 5 years

Total sublease agreements	$12,579	$2,895	$3,380	$3,503	$1,677	$1,124	$—

(2)          This balance reflects purchase orders outstanding as of January 3, 2005.

At December 31, 2003 and 2004, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

SUBSEQUENT EVENTS

On January 27, 2005, we announced that our board of directors had authorized us to repurchase up to $50,000,000 of our common stock.  The purchases will be made from time to time in the open market or in privately negotiated transactions.  The program may be discontinued at any time. Total purchases through February 17, 2005 were $8.3 million or 292,841 shares under this program.

On February 17, 2005, our board of directors approved the acceleration of the vesting of stock options that have exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excludes directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting is to enable us to eliminate recognizing in our statement of operations the compensation expense associated with these “out of the money” stock options in future periods, upon adoption of the FASB Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), which will be effective in the third quarter of 2005. The charge to the statement of operations that will be eliminated is approximately $7.1 million over the original vesting period of these stock options, of which $2.5 million in the aggregate would have occurred in the third and fourth quarters of 2005.

On February 17, 2005, the board of directors approved an amendment to our 1996 Employee Stock Purchase Plan (“ESPP”). Effective May 1, 2005, the amendment: a) changes duration of offering periods under the plan from 24 months to 6 months, b) reduces the discount to market price used to determine purchase price for shares of our common stock under the plan from 15% to 5%, and c) eliminates the “lookback” feature that allows the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period. The purpose of this amendment to our ESPP is to qualify the plan as a non-compensatory plan and, therefore, eliminate recognizing compensation expense in our statements of operations upon our adoption of FASB No. 123R in the third quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact and implementation of SFAS No.123R and how this new pronouncement will effect our consolidated financial statements. Our evaluation includes a determination on how future stock awards will be valued based on an appropriate fair value model upon adoption of SFAS No. 123R as well as the impact of stock compensation expense associated with unvested stock options which are outstanding as of July 1, 2005. To date we estimate that approximately $12.0 million in compensation expense for unvested stock options will be recognized over the remaining vesting periods. Of this amount, approximately $4.5 million will be recorded in the third and fourth quarters of 2005 combined.  In addition, as a result of the amendment to our ESPP, effective May 1, 2005, our ESPP will be a non-compensatory plan, and, therefore, no stock compensation expense will be recorded under the ESPP upon the adoption of SFAS No. 123R.  We are also required to elect the transition method that we will use as part of the adoption of SFAS No. 123R. The allowed transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would require us to record compensation expense for all unvested stock options and awards beginning with the first period restated. We have elected to use the prospective transition method in our adoption of SFAS No. 123R and to adopt effective July 1, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151),  “Inventory Costs, an amendment of AB 43, Chapter 4”.  This statement amends ARB 43, Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We are still assessing the impact that the adoption of SFAS No. 151 will have on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153), “Exchange of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance.  The statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that SFAS No. 153 will have a material impact on our results of operations or cash flows.

FASB Staff Position No. 109-1 (“FSP No. 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, December 21, 2004, clarifies FASB Statement No. 109’s guidance that applies to the new deduction for qualified domestic production activities.  Specifically, the FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB Statement No. 109, not as a tax-rate reduction.  The first year in which the benefit is potentially applicable is 2005 and at such time, we will comply with the accounting procedures.

FASB Staff Position No. 109-2 (“FSP No. 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act), December 21, 2004, provides accounting and disclosure guidance for the repatriation provision under the American Jobs Creation Act.  Congress and the Treasury Department have yet to issue clarifying language on key elements of the provision, which could impact our decision for repatriation of foreign earnings.  FSP No. 109-2 allows corporations additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  As provided for in FSP No. 109-2, we have not made any adjustments to our tax expense or deferred tax liability related to the repatriation provisions of the Act.

PCAOB Release No. 2004-015, Proposed Ethics and Independence Rules Concerning Independence, Tax Services, and Contingent Fees, December 4, 2004, proposes rules to promote the ethics and independence of registered public accounting firms that audit and review financial statements of U.S. public companies.  The rules would limit the tax services independent auditors could provide to their public company audit clients.  Specifically, the rules would prohibit contingent fee or commission arrangements; treat the firm as not independent if the firm provided assistance in planning or provided tax advice on potentially abusive tax transactions or provided tax services to certain senior officers of the audit client; and would require accounting firms to provide certain information to the audit committee of an audit client in connection with seeking pre-approval to provide non-prohibited tax services to the audit client. Our auditor does not currently provide services to us, which are considered prohibited under the proposed guidelines. Based on initial analysis of the above requirements, we are currently in compliance with the proposed guidelines.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this Annual Report on Form 10-K for the period ended December 31, 2004. These factors include:

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

•                  changes in market penetration by our competitor;

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

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and currently appears to be slowing after a short three quarter upturn that followed a significant and prolonged three-year downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle or an industry slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

We believe the industry has paused, particularly in regards to purchasing capacity driven semiconductor manufacturing equipment.  Therefore, we are not able to predict with any certainty the depth or duration of the apparent slowdown of the semiconductor industry or the timing and order of magnitude of any future recovery.  The previous downturn had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by chipmakers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns and industry slowdowns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Years ended December 31,
	2002	2003	2004

ASM Lithography	32%	24%	34%
Canon	21%	24%	11%
Nikon	24%	21%	22%

Total	77%	69%	67%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31,
	2003	2004

ASM Lithography	38%	46%
Canon	14%	5%
Nikon	18%	31%

Total	70%	82%

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

Our only product line is excimer light source systems, including KrF and ArF systems, and support, including consumables and service support.  We expect these light source systems and support to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools.

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

Our most significant product introduction in recent years consisted of a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called MOPA.  The MOPA design represented a paradigm shift from previously accepted lithography technology and offered chipmakers higher power, tighter bandwidth and lower cost of operation for their current – and is expected to offer the same benefits for their future – optical lithography applications.  As originally designed, the MOPA architecture was projected to provide its benefits across all three DUV wavelengths – 248 nm, 193 nm, and 157 nm – but at this time, the semiconductor industry has only adopted MOPA at the 193 nm wavelength, due to the successful extension of 248 nm single chamber technology, and the omission of 157 nm lithography from the roadmap.  There are risks inherent in the ongoing transition to the MOPA technology, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitor.

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

We expect to face significant competition from current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products to this market, which may affect our ability to sell our new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material effect on our financial results.

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

We face competition from one company and may face competition from additional competitors who enter the market.

We are currently aware of one significant competitor that sells light sources for DUV photolithography applications. This competitor is Gigaphoton, a joint venture between two large companies, Komatsu and Ushio, which is headquartered in Japan.  Additionally, late in 2004, a former competitor Coherent, Inc., a U.S. company, announced that their Lambda-Physik subsidiary would no longer pursue the excimer light source systems business for photolithography in the semiconductor industry.

We believe that Gigaphoton is aggressively trying to gain larger market penetration in the excimer light source industry. We know that our customers have purchased products from this competitor and that our customers have approved this competitor’s light sources for use with their products.  We know that Gigaphoton has been approved by chipmakers in Japan, the U.S. and elsewhere for producing excimer light sources.

Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources and may attempt to supply consumable products and refurbished parts to that installed base. If any existing or future competitors gain market acceptance we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel, especially management and technical personnel, who may be difficult to attract and retain.

We are highly dependent on the services of many key employees in various areas, including:

•                  research and development;

•                  engineering;

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

In particular, there are a limited number of experts in excimer light source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed.  We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

•                  the continued services of our research and development, engineering, sales and marketing, manufacturing and field service, and management personnel;

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

We serve an increasingly global market.  A large portion of our total revenues is derived from customers located outside of the United States, particularly in Asian countries.  We expect our international sales to continue to account for a very large portion of our total revenues.  In order to support our foreign customers, we maintain a manufacturing and field service subsidiary in Korea as well as field service and support subsidiaries in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan.

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

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  The FASB has issued SFAS 123R, which will be effective for interim or annual periods beginning after June 15, 2005, that will require us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future operating results, financial condition and cash flows.

Failure to maintain effectively our direct field service and support organization could have a material adverse effect on our business.

We believe it is critical for us to provide quick and responsive service directly to the chipmakers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide these services.  Accordingly, we have an ongoing effort to develop our direct support system with locations in Europe, Korea, Japan, the People’s Republic of China, Singapore, Taiwan and the United States. This requires us to do the following:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year.  We take these new requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

As of December 31, 2004, we owned 209 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to June 2022.  As of December 31, 2004, we had applied for 83 additional patents in the United States.  As of December 31, 2004, we owned 299 foreign patents and had 325 patent applications pending in various foreign countries.

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

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Currently, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

In the future, we may be subject to patent litigation to enforce patents issued to us and defend ourselves against claimed infringement by our competitor or any other third party.

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

We have notified our competitor and others of our United States patent portfolio. Specifically, we have notified Komatsu that they may be infringing on some of our U.S. patents. We have discussed with Komatsu our claims against each other.  Komatsu challenged one of our U.S. patents in the USPTO but it was subsequently re-issued by the USPTO.  Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton.  We also have had discussions with Lambda-Physik (a subsidiary of Coherent, Inc.), another former competitor, regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

In the future, patent litigation may result due to a claim of infringement by our competitor or any other third party or may be necessary to enforce patents issued to us.  Any such litigation could result in substantial cost and diversion of effort by us, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end-users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license on reasonable terms. In the alternative, we may design around the third party’s intellectual property rights or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in one or more of the following, any of which could have a substantial adverse effect on our business, financial condition and operating results:

•                  loss of our proprietary rights;

•                  exposure to significant liabilities by other third parties;

•                  requirement that we get a license from third parties on terms that are not favorable; or

•                  restriction from manufacturing or selling our products.

Any of these actions could be costly and would divert the efforts and attention of our management and technical personnel, which would materially adversely affect our business, financial condition and results of operations.

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

We have in the past and may in the future acquire a business or enter a new market that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial problems.

The risks involved with acquiring a new company or entering a new market include the following:

•                  diversion of management’s attention and resources to integrate the new company or new business opportunity;

•                  failure to retain key personnel;

•                  client dissatisfaction or performance problems with the acquired company or new product in a new market;

•                  amortization of acquired definite-lived intangible assets and deferred compensation;

•                  the cost associated with acquisitions and the integration of acquired operations;

•                  the cost associated with developing, marketing, introducing and supporting a new product in a new market;

•                  failure to commercialize purchased technologies;

•                  ability of the acquired companies or new markets to meet their financial projections;

•                  assumption of unknown liabilities or other unanticipated events or circumstances; and

•                  compliance with the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules and new accounting pronouncements.

Mergers and acquisitions as well as entering new markets are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business.  Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire or new market we may enter may not achieve anticipated revenues or operating results.

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

When we sell products to our Japanese subsidiary, the sale is denominated in U.S. dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese yen to the U.S. dollar. We manage the exposure of our Japanese subsidiary to these fluctuations through forward contracts to hedge its purchase commitments. We will continue to monitor our exposure to these currency fluctuations, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. However, exchange rate fluctuations may still have a material adverse effect on our operating results. In the future, we may need to sell our products in foreign currencies other than the Japanese yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area.

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

•                  new products offered by us or our competitor;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct business in several international currencies through our global operations. Due to the large volume of our business that we conduct in Japan, the Japanese operation poses the greatest foreign currency risk.  We use financial instruments, principally forward contracts, to manage our foreign currency exposures. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen.  We do not enter into forward contracts for speculative purposes.

As of December 31, 2004, we had outstanding forward contracts to buy U.S. $49.1 million for 5.2 billion yen under foreign currency exchange facilities with contract rates ranging from 101.2 yen to 113.2 yen per U.S. dollar.  These contracts expire on various dates through September 2005.

Our forward contracts qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of these contracts and the deferred loss totaled $1.9 million and $455,000, respectively, as of December 31, 2004.  In the third quarter of 2004, we recorded a loss of $1.1 million as a result of the discontinuance of certain cash flow hedges. This loss is included in foreign currency exchange gain (loss) on the accompanying statements of operations.

The fair value of these forward contracts as of December 31, 2004 would have changed by $6.3 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. In 2004, we sold approximately $20.3 million of corporate debt securities that resulted in a $281,000 gain on the sale.  Due to the conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 notes is payable on February 15 and August 15 of each year.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the 2002 notes on or after February 20, 2005, or earlier if the price of our common stock reaches certain levels. The 2002 notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004, we repurchased, at a discount to par, approximately $49.2 million of these 2002 notes.  As of December 31, 2004, $200.8 million principal amount of the 2002 notes were outstanding.  The fair value of such debt based on quoted market prices on December 31, 2004 was $199.7 million.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in our internal control over financial reporting during the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting. The management of Cymer, Inc. is responsible for establishing and maintaining adequate internal control over the company’s financial reporting.  There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 using the criteria and framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that, as of December 31, 2004, Cymer, Inc.’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of Cymer’s internal controls over financial reporting as of December 31, 2004, has been audited by our external auditors, KPMG LLP, an independent registered public accounting firm.  Their report appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding the identification and business experience of our directors under the caption “Proposal 1 - Election of Directors” in our Proxy Statement for the annual meeting of stockholders to be held on May 19, 2005 to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004, is incorporated herein by reference. For information regarding the identification and business experience of our executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

In 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have posted the text of the code of ethics on our website which can be accessed at http://www.cymer.com under “Investor Relations.”  In addition, we will promptly disclose on our website (1) the nature of any amendment to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on our website in the future.

Item 11.  Executive Compensation

The information under the caption “Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by this reference. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in our Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference from our Proxy Statement in this Annual Report on Form 10-K, our Proxy Statement shall not be deemed to be filed as part of this Report.  Without limiting the foregoing, the information under the captions “Report of the Audit Committee of the Board of Directors,”  “Report of the Compensation Committee of the Board of Directors” and “Performance Measurement Comparison” in our Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Principal Accounting Fees and Services” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(1)(2)                    Financial Statements and Reports of Financial Statement Schedule. The following Consolidated Financial Statements of Cymer, Inc., Financial Statement Schedule and Reports of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K beginning on page F-1:

Description

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements
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

(b)                                                                             Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1		Amended and Restated Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

3.2		Amendment of Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.3		Amended and restated Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.1 to Cymer’s Form 8-K filed on August 23, 2004).

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

10.1	#	Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 10.1 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2

Standard Industrial Lease – Multi-Tenant, dated August 19, 1991, by and between Lepercq Corporate Income Fund L.P. and Cymer (originally between Frankris Corporation and Cymer) (incorporated herein by reference to Exhibit 10.15 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

10.3		Single-Tenant Industrial Lease, dated December 19, 1996, by and between Arden Realty Finance III, LLC (originally AEW/LBA Acquisition Co. II, LLC) and Cymer, as amended.

10.4		Sublease Agreement, dated December 22, 2004, by and between Northrop Grumman Systems Corporation and Cymer.

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

10.8#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on February 23, 2005).

10.9#	1996 Director Option Plan (incorporated herein by reference to Exhibit 10.5 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

10.10 #

2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.11#

Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.12#

Employment Agreement, effective as of April 1, 2002, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.13#

Employment Agreement, effective as of March 1, 2004, by and between Nancy J. Baker and Cymer (incorporated herein by reference to Exhibit 10.13 to Cymer’s Annual Report on 10-K for the year ended December 31, 2004).

10.14#

Employment Agreement, effective as of June 1, 2003, by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15#	Employment Agreement, effective as of May 1, 2003, by and between Edward P. Holtaway and Cymer (incorporated herein by reference to

Exhibit 10.4 to Cymer’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.16#

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

Separation Agreement, dated February 28, 2005, by and between John Shin and Cymer (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on March 3, 2005).

Consulting Services Agreement, dated February 28, 2005, Current Report on Form by and between John Shin and Cymer (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on March 3, 2005).

10.18#	Description of Cymer Incentive Bonus Program (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on February 23, 2005).

10.19#	Cymer Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

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

10.21

Patent Sublicense Agreement, dated November 7, 2003, by and between SRL-EUV, LLC and Cymer, Inc. (incorporated herein by reference to Exhibit 10.27 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.22

Patent Sublicense Agreement, dated November 7, 2003, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.28 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.23#	Reduction in Force Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.24#	Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.22 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25*

Development Agreement dated January 23, 2004, by and between Cymer, Inc. and Intel Corporation (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.26*

Intellectual Property License Agreement dated February 4, 2004, by and between Cymer, Inc. and Intel Corporation (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

14.1

Code of Ethics for Chief Executive, Chief Financial and Chief Accounting Officers (incorporated herein by reference to Exhibit 14.1 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of Cymer.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

# Indicates management contract or compensatory plan or arrangement.

* Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.

(d)                                                         Financial Statement Schedules.  See item 15, paragraph (a) (2), above.

SIGNATURES

CYMER, INC.

Dated: March 14, 2005	By:	/s/ ROBERT P. AKINS
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

/s/ ROBERT P. AKINS	Chief Executive Officer,
Robert P. Akins	and Chairman of the Board
	(Principal Executive Officer)	March 14, 2005

/s/ NANCY J. BAKER	Senior Vice President
Nancy J. Baker	and Chief Financial Officer
	(Principal Financial Officer)	March 14, 2005

/s/ RAE ANN WERNER	Vice President, Controller
Rae Ann Werner	and Chief Accounting Officer
	(Principal Accounting Officer)	March 14, 2005

/s/ CHARLES J. ABBE	Director	March 14, 2005
Charles J. Abbe

/s/ EDWARD H. BRAUN	Director	March 14, 2005
Edward H. Braun

/s/ MICHAEL R. GAULKE	Director	March 14, 2005
Michael R. Gaulke

/s/ WILLIAM G. OLDHAM	Director	March 14, 2005
William G. Oldham

/s/ PETER J. SIMONE	Director	March 14, 2005
Peter J. Simone

/s/ YOUNG K. SOHN	Director	March 14, 2005
Young K. Sohn

/s/ JON D. TOMPKINS	Director	March 14, 2005
Jon D. Tompkins

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.

We have audited Management’s assessment, included in the accompanying management’s report on internal control over financial reporting, as of December 31, 2004, that Cymer, Inc. and subsidiaries (Cymer) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cymer’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cymer maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Cymer maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 15, 2005

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$230,657	$201,021
Short-term investments	93,474	89,091
Accounts receivable – net	62,819	110,680
Inventories	93,012	110,022
Deferred income taxes	1,407	7,470
Prepaid expenses and other assets	5,513	5,726
Total current assets	486,882	524,010

PROPERTY AND EQUIPMENT – NET	128,849	123,548
LONG-TERM INVESTMENTS	77,509	84,561
DEFERRED INCOME TAXES	86,734	67,722
GOODWILL – NET	7,647	8,358
INTANGIBLE ASSETS – NET	12,925	10,394
OTHER ASSETS	8,698	7,185

TOTAL ASSETS	$809,244	$825,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,099	$13,949
Accrued warranty and installation	26,486	28,546
Accrued payroll and benefits	7,196	16,284
Accrued patents, royalties and other fees	8,436	6,318
Foreign currency forward exchange contracts	6,401	1,901
Income taxes payable	16,473	10,397
Unearned income	753	6,152
Accrued and other current liabilities	4,248	4,456
Total current liabilities	89,092	88,003

CONVERTIBLE SUBORDINATED NOTES	250,000	200,753
DEFERRED INCOME TAXES	5,967	6,237
OTHER LIABILITIES	5,660	7,282

Total liabilities	350,719	302,275

MINORITY INTEREST	5,195	6,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 36,345,000 and 36,993,000 shares outstanding at December 31, 2003 and 2004, respectively	36	37
Additional paid-in capital	358,988	378,414
Unearned compensation	(146)	(16)
Accumulated other comprehensive loss	(5,734)	(4,455)
Retained earnings	100,186	143,340
Total stockholders’ equity	453,330	517,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$809,244	$825,778

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2002	2003	2004

REVENUES:
Product sales	$287,995	$265,816	$417,296
Other	871	57	783
Total revenues	288,866	265,873	418,079

COSTS AND EXPENSES:
Cost of product sales	162,095	187,679	243,473
Research and development	72,420	56,608	58,452
Sales and marketing	17,153	16,966	23,369
General and administrative	18,212	39,094	31,630
Amortization of intangible assets	160	160	160
(Gain) loss on debt extinguishment	163	—	(911)

Total costs and expenses	270,203	300,507	356,173

OPERATING INCOME (LOSS)	18,663	(34,634)	61,906

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	(723)	436	82
Interest and other income	10,055	8,928	8,079
Interest and other expense	(11,246)	(10,503)	(9,493)

Total other expense – net	(1,914)	(1,139)	(1,332)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	16,749	(35,773)	60,574

INCOME TAX PROVISION (BENEFIT)	2,706	(21,464)	15,144
MINORITY INTEREST	(447)	(1,091)	(2,276)

NET INCOME (LOSS)	$13,596	$(15,400)	$43,154

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.41	$(0.44)	$1.17
Weighted average common shares outstanding	33,317	35,065	36,758

Diluted earnings (loss) per share	$0.39	$(0.44)	$1.15
Weighted average common and dilutive potential common shares outstanding	34,712	35,065	37,584

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
			Additional			Other		Total	Total
	Common Stock		Paid-in	Treasury	Unearned	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Loss	Earnings	Equity	Income (Loss)

BALANCE, JANUARY 1, 2002	30,848	$31	$184,794	$(24,871)	$(3,468)	$(3,662)	$101,990	$254,814

Exercise of common stock options and warrants	900	1	19,748					19,749
Issuance of employee stock purchase plan shares	154		2,798					2,798
Amortization of unearned compensation					1,110			1,110
Conversion of 1997 Notes to common stock	2,325	2	88,125	24,871				112,998
Non-employee stock options granted			75					75
Employee stock options – change in status			86					86
Employee stock awards			22					22
Income tax benefit from stock options exercised			6,853					6,853
Net income							13,596	13,596	$13,596
Other comprehensive income:
Translation adjustment, net of tax						135		135	135
Net unrealized gain on available-for-sale investments, net of tax						1,966		1,966	1,966
Net unrealized loss on derivatives, net of tax						(1,868)		(1,868)	(1,868)
Total comprehensive income									$13,829

BALANCE, DECEMBER 31, 2002	34,227	34	302,501	—	(2,358)	(3,429)	115,586	412,334

Exercise of common stock options and warrants	1,899	2	44,083					44,085
Issuance of employee stock purchase plan shares	217		4,072					4,072
Amortization of unearned compensation					737			737
Reversal of unearned compensation			(1,475)		1,475			—
Non-employee stock options granted			235					235
Employee stock options – change in status			1,102					1,102
Employee stock awards	2		22					22
Income tax benefit from stock options exercised			8,448					8,448
Net loss							(15,400)	(15,400)	$(15,400)
Other comprehensive income:
Translation adjustment, net of tax						799		799	799
Net unrealized loss on available-for-sale investments, net of tax						(894)		(894)	(894)
Net unrealized loss on derivatives, net of tax						(2,210)		(2,210)	(2,210)
Total comprehensive loss									$(17,705)

BALANCE, DECEMBER 31, 2003	36,345	36	358,988	—	(146)	(5,734)	100,186	453,330

Exercise of common stock options and warrants	502	1	11,721					11,722
Issuance of employee stock purchase plan shares	145		3,724					3,724
Amortization of unearned compensation					130			130
Non-employee stock options granted			29					29
Employee stock options – change in status			297					297
Employee stock awards	1		19					19
Income tax benefit from stock options exercised			3,636					3,636
Net income							43,154	43,154	$43,154
Other comprehensive income:
Translation adjustment, net of tax						697		697	697
Net unrealized loss on available-for-sale investments, net of tax						(1,672)		(1,672)	(1,672)
Net unrealized loss on derivatives, net of tax						2,254		2,254	2,254
Total comprehensive income									$44,433
BALANCE, DECEMBER 31, 2004	36,993	$37	$378,414	$—	$(16)	$(4,455)	$143,340	$517,320

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2003	2004

OPERATING ACTIVITIES:
Net income (loss)	$13,596	$(15,400)	$43,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on debt extinguishment	163	—	(911)
Depreciation and amortization	25,492	30,938	28,364
Non-cash stock-based compensation	183	1,359	345
Amortization of unearned compensation	1,110	737	130
Minority interest	447	1,091	2,276
Provision for deferred income taxes	(31)	(1,361)	(1,117)
Loss on disposal and impairment of property and equipment	675	18,106	131
Change in assets and liabilities:
Accounts receivable – net	(2,285)	(10,478)	(47,861)
Income taxes receivable	3,153	—	—
Foreign currency forward exchange contracts	939	1,749	(679)
Inventories	(38,335)	7,107	(17,010)
Prepaid expenses and other assets	(2,538)	59	(884)
Accounts payable	10,770	(7,400)	(5,150)
Accrued expenses and other liabilities	5,813	(8,036)	22,374
Income taxes payable	6,651	(22,066)	11,008

Net cash provided by (used in) operating activities	25,803	(3,595)	34,170

INVESTING ACTIVITIES:
Acquisition of property and equipment	(45,217)	(62,783)	(19,485)
Purchases of investments	(284,352)	(107,749)	(215,365)
Proceeds from sold or matured investments	163,410	165,527	209,862
Acquisition of patents	—	—	(5,990)
Acquisition of minority interest	(360)	(180)	(2,000)

Net cash used in investing activities	(166,519)	(5,185)	(32,978)

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(1,672)	(6,667)	—
Proceeds from issuance of common stock	22,547	48,157	15,446
Redemption of convertible subordinated notes	(39,598)	—	(47,407)
Issuance of convertible subordinated notes	250,000	—	—
Issuance of convertible subordinated notes offering costs	(7,873)	—	—
Minority interest investments in subsidiary	1,900	—	—
Payments on capital lease obligations	(56)	(50)	(48)

Net cash provided by (used in) financing activities	225,248	41,440	(32,009)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	916	1,354	1,181

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,448	34,014	(29,636)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	111,195	196,643	230,657

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$196,643	$230,657	$201,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,473	$9,004	$9,033
Income taxes paid, net	$(7,821)	$1,325	$3,515

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of subordinated notes to equity	$112,998	$—	$—
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$—	$1,475	$—
Intangible assets included in accrued liabilities	$—	$5,990	$—
Reversal of deferred tax asset valuation allowance against goodwill	$—	$2,950	$—

See Notes to Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Cymer, Inc. and its wholly owned and majority-owned subsidiaries (collectively, “Cymer” or the Company), are engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to manufacturers of photolithography tools in the semiconductor equipment industry.  Cymer sells its product to customers primarily in Japan, Asia, Europe and the United States.

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiary, Cymer Korea, Inc. (“Cymer Korea”).  Cymer, Inc. owns 81% of Cymer Korea.  In February 2004, Cymer acquired 6% of the remaining 25% minority interest in its majority-owned subsidiary, Cymer Korea.  Cymer paid a total of $2.0 million for this 6% interest and recorded $1.3 million of the $2.0 million as an additional investment in Cymer Korea and the remaining $711,000 as goodwill.  This transaction increased Cymer’s total ownership interest in Cymer Korea from 75% to 81%.  Cymer Japan is currently the only subsidiary office of Cymer that sells excimer light source systems.  In addition, Cymer Japan provides field service to customers in the Japan region. Cymer Singapore, Cymer B.V., Cymer SEA, and Cymer PRC are field service offices for customers in those respective regions.  Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for that region. All significant intercompany balances have been eliminated in consolidation.

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

Investments – Cymer maintains an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is Cymer’s general intent to hold such securities until maturity, Cymer will occasionally sell certain securities for cash flow purposes. Therefore, Cymer’s investments are classified as available-for-sale and are carried on the balance sheet at fair value. In September 2004 Cymer sold approximately $20.3 million of corporate debt securities that resulted in a $281,000 gain on the sale. The cost of securities sold was determined by a specific identification method.

Inventories – Inventories are carried at the lower of standard cost, which approximates the first-in, first-out method, or market.  Cost includes material, labor and manufacturing overhead costs. Cymer reviews the components of its inventory on a regular basis for excess or obsolete inventory and makes appropriate allowances and dispositions in the period that such inventory is identified.

Cymer’s inventories include reusable parts that Cymer receives from its customers as part of consumed assemblies. These parts, consisting primarily of metal components, are refurbished by Cymer and used in future core assemblies.  The value of these parts is determined based upon the estimated yield of reusable parts contained within the consumed core assembly.  Refurbishment costs are capitalized as incurred.

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

Cash and cash equivalents, accounts receivable, accounts payable, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, income tax payable, unearned income, and accrued and other current liabilities – The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, accrued interest, income tax payable, unearned income, and accrued and other current liabilities approximates fair value because of the short maturity of these instruments.

Investments – Investments are carried at fair value, which is based on quoted market prices for such securities.

Forward Contracts – The fair value of  forward contracts is determined using the quoted exchange rate (see “Derivative Instruments” below).

Convertible Subordinated Notes – Convertible Subordinated Notes are recorded at face value of $250.0 million and $200.8 million at December 31, 2003 and 2004, respectively. The fair value of such debt, based on quoted market prices at December 31, 2003 and 2004, was $276.0 million and $199.7 million, respectively.

Lease Loss Accrual – Cymer adopted Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, for exit or disposal activities initiated after December 31, 2002.  In accordance with SFAS No. 146, all costs associated with exit or disposal activities are recognized when they are incurred or when Cymer ceases using a property.  To date, Cymer’s exit or disposal activities consist of lease obligations net of expected sublease income for Cymer’s San Diego and Charlestown facilities which were vacated.  The total accrued liability was $2.2 million at December 31, 2004 and is included within Accrued and Other Current Liabilities on the accompanying consolidated balance sheet.  There was no accrual as of December 31, 2003.

Guarantees – Cymer adopted the disclosure provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, during the quarter ended December 31, 2002 and adopted the recognition and measurement provisions as required after December 31, 2002.  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this interpretation.

In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45, except for standard warranty provisions associated with product sales, indemnification provisions related to intellectual property that are contained within many of its customer agreements, and third-party bank guarantees for subsidiary lines of credit.  All of these provisions give rise only to the disclosure requirements prescribed by FIN 45.

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source system model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment. Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods. On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is reviewed monthly and determined using a financial statistical model, which considers actual historical expenses, and potential risks associated with Cymer’s different light source system models. This model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels and historical cost information used within this model are reviewed throughout the year and updated as risk levels change over the light source system’s life cycle. The warranty provision for consumables and spares is determined using actual historical data. For both light source systems and consumables, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the years ended December 31, 2003 and 2004 (in thousands):

	2003	2004

Balance, January 1	$29,600	$26,200
Liabilities accrued for warranties issued during the year, net of adjustments and expirations	15,505	23,595
Warranty expenditures incurred during the year	(18,905)	(21,595)
Balance, December 31	$26,200	$28,200

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

As part of the research and development agreement signed with Intel Corporation (“Intel”) in 2004, Cymer also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of Cymer’s EUV source systems.  Details of such indemnity will be negotiated as part of a purchase agreement related to potential future products.

Guarantees on Subsidiary Debt – Through part of the second quarter of 2003, Cymer was party to a Parent Guarantee associated with a revolving Loan Agreement held by Cymer Japan. This guarantee was between a commercial bank in the United States and Cymer.  The Parent Guarantee was entered into in 2001 in order to establish a banking relationship between this commercial bank and Cymer Japan.  Per the terms of the Parent Guarantee, Cymer guaranteed payment of any obligations under the revolving loan agreement in the event that Cymer Japan could not make such payments due or defaulted on the loan.  Cymer Japan made all payments per the terms of the Loan Agreement and thus, Cymer did not incur any guarantor obligations under the Parent Guarantee.  Since Cymer Japan is a wholly owned subsidiary of Cymer and Cymer Japan recorded the revolving loan outstanding balance as a liability on its financial statements, the carrying amount of the liability was included in the consolidated balance sheets.  The Loan Agreement expired on June 16, 2003 and was paid in full by Cymer Japan. The Loan Agreement was not renewed on this expiration date and has not since been renewed.

Comprehensive Income – Comprehensive income (loss) includes net income (loss), effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities,  net of tax, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition – Cymer recognizes revenue when all four revenue recognition criteria have been met.  These four criteria are as follows: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. Cymer’s revenue is generated from product sales, which includes light source systems, consumables and spare parts, upgrades, service, service contracts and training. For a significant portion of its spare parts sales, Cymer’s customers return a consumed assembly as part of the sale of a new part.  Cymer reuses some of the material within these core assemblies, mainly metal components, for the future build of core assemblies.  As a result, Cymer’s revenue consists of both cash and the value of the reusable parts received from its customers as consideration for these spare part sales. In addition, Cymer generates other revenue, which primarily represents revenue earned from funded development activities and license fees.

Cymer’s revenue recognition policy results in revenue being recognized as follows for product sales 1) For light source systems that have proven to meet specifications prior to shipment and do not have acceptance provisions, the revenue is recognized once legal title passes to the customer.  The systems are tested by Cymer in environments similar to those used by the customers prior to shipment to ensure that they meet the customer’s specifications and will interface with the customer’s software.  As the shipping terms vary by customer, title will transfer based upon the shipping terms specific to that customer.  For light source systems, which are shipped to customers requiring acceptance provisions, the revenue is recognized at such time that the acceptance conditions are satisfied.  We have one arrangement where a portion of the light source system fee is not payable until the system is successfully installed at the end-user.  In accordance with Staff Accounting Bulletin No. 104 given the installation is not essential to the functionality of the system, we defer this portion of the fee until the system is installed.  Until these obligations are met, the revenue is deferred and recorded in unearned income in the accompanying consolidated balance sheets.  2) For consumables and spare parts sales, revenue is recognized at the point that legal title passes to the customer.  For consumables and spare parts sales, legal title generally passes to the customer upon shipment from the Cymer facility.  3) Revenue associated with Cymer’s customers’ return of core assemblies is recognized upon receipt of the returned core assembly.  The amount of the revenue is determined based upon the value of the reusable parts that Cymer expects to yield from the returned core assembly.  (4) For service and training sales, which are generated from a billable service call or a training class, revenue is recognized when the services or training have been rendered to the customer. 5) For service contract sales, revenue is generally recognized ratably over the life of the contract or per the specific terms of the agreement. 6) Revenue classified as “other revenue” in Cymer’s consolidated statements of operations is recorded as revenue on a basis consistent with the performance requirement of the funded development or license agreement. Revenue from funded development contracts is generally recognized on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs.  Revenues generated from funded development contracts are derived from cost sharing contracts between Cymer and certain customers.  The costs associated with these contracts are included in research and development expenses in the period incurred and are not listed separately as other cost or expenses in the consolidated statements of operations.  If milestones on funded development contracts require that specific results be achieved or reported by Cymer, revenue is not recognized until that milestone is completed.  Payments received in advance of performance are recorded as deferred revenue.  For some of the funded development contracts that Cymer enters into with customers and government agencies, Cymer evaluates certain criteria to determine whether recording the funds as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather offset against Cymer’s internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

Research and Development – Research and development costs are expensed in the period incurred and include costs associated with funded development contracts.  The funded development contracts are generally cost sharing contracts between Cymer and a customer where each party pays near equivalent portions of the total development costs.  As a result, costs for the funded development contracts approximate the revenue recorded for these contracts in other revenue in the accompanying statements of operations. The services performed under the funded development contracts are provided on a best efforts basis.  Cymer’s research and development expenses also include offsets for amounts received from certain of its externally funded research and development contracts.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Cymer accounts for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status for the years ended December 31, 2002, 2003 and 2004 was $161,000, $1.3 million and $326,000, respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the years ended December 31, 2002, 2003, and 2004 was $17.45, $19.20, and $21.76, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For the risk free interest rate, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing Employee Stock Purchase Plan (“ESPP”) shares.

	Years ended December 31,
	2002	2003	2004

Dividend yield	None	None	None
Volatility rate	83%	79%	75%
Weighted average risk free interest rate :
Options	3.34%	3.16%	3.40%
ESPP	1.88%	1.26%	2.3%
Expected life:
Options	6 years	6 years	6 years
ESPP	.5 years	.5 years	.5 years

The following table compares earnings (loss) per share as reported by Cymer to the pro forma amounts that would be reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Years ended December 31,
	2002	2003	2004

Net income (loss), as reported	$13,596	$(15,400)	$43,154
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	154	544	259
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(33,739)	$(10,933)	$(17,112)

Pro forma net income (loss)	$(19,989)	$(25,789)	$26,301

Earnings (loss) per share:
Basic – as reported	$0.41	$(0.44)	$1.17
Basic – pro forma	$(0.60)	$(0.74)	$0.72

Diluted – as reported	$0.39	$(0.44)	$1.15
Diluted – pro forma	$(0.60)	$(0.74)	$0.70

Foreign Currency Translation – The financial statements of Cymer’s foreign subsidiaries where the functional currency has been determined to be the local currency are translated into United States dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.  The net loss from foreign currency transactions was $723,000 for the year ended December 31, 2002, and the net gains from foreign currency transactions were $436,000 and $82,000 for the years ended December 31, 2003 and 2004, respectively.  Such amounts are recorded in other income (expense) in the accompanying consolidated statements of operations.

Derivative Instruments – Cymer conducts business in several international currencies through its global operations. Due to the large volume of Cymer’s business that is conducted in Japan, the Japanese operation poses the greatest foreign currency risk.  Cymer maintains a foreign exchange risk management policy with the goals of protecting product margins and minimizing the volatility of reported earnings due to foreign currency exposure.  In accordance with its policy, Cymer uses financial instruments, principally foreign currency forward exchange contracts (“forward contracts”), to manage its foreign currency exposures. Cymer enters into forward contracts in order to reduce the impact of currency fluctuations related to purchases of Cymer’s products by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen.  The maximum length of time over which Cymer hedges its foreign currency exposure is 12 months.  Cymer does not enter into forward contracts for speculative purposes.

Cymer’s forward contracts generally qualify for hedge accounting treatment as “cash flow hedges” per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Pursuant to SFAS 133, designated hedging instruments and hedged items or transactions qualify for cash flow hedge accounting treatment if certain criteria are met.  For example, at the inception of the hedge, Cymer must have formal documentation of the hedging relationship and Cymer’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed.  Furthermore, the hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge.

In accordance with the provisions of SFAS 133, Cymer defers changes in the fair value for the effective portion of these hedges and records the amount in other comprehensive income (loss), and subsequently reclassifies the gain or loss to cost of product sales in the same period that the related sale is made to the third party.  For forward contracts entered into after May 1, 2004, interest charges or “forward points” on Cymer’s forward contracts are excluded from the assessment of hedge effectiveness, and are recorded currently in foreign currency exchange gain (loss) in the consolidated statements of operations. In the event that an anticipated, hedged transaction is no longer likely to occur within a certain time period, the derivative gain or loss reported in accumulated other comprehensive income is immediately reclassified into foreign currency exchange gain (loss).

The fair value of all forward contracts and the associated deferred loss in other comprehensive income (loss) totaled $1.9 million and $455,000, respectively, as of December 31, 2004.  It is expected that 100% of the deferred loss will be reclassified into earnings within the next 12 months.  In the third quarter of 2004, Cymer recorded a loss of $1.1 million as a result of the discontinuance of certain cash flow hedges. This loss is included in foreign currency exchange gain (loss) on the consolidated statements of operations.

At December 31, 2004, Cymer had outstanding forward contracts to buy U.S. $49.1 million for 5.2 billion yen under foreign currency exchange facilities with contract rates ranging from 101.2 yen to 113.2 yen per U.S. dollar.  These contracts expire on various dates through September 2005. Cymer recognized a net loss through cost of product sales from the forward contracts of $992,000, $2,484,000 and $2,317,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Concentration of Credit Risk – Financial instruments, which potentially subject Cymer to concentrations of credit risk, consist principally of cash and accounts receivable.

Cash and cash equivalents – Cymer invests its excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to Cymer’s corporate investment policy and prevailing market conditions.  Cymer has not experienced any material losses on its cash and investment accounts.  At times, cash balances held in financial institutions are in excess of federally insured limits. Cymer performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong relative credit standing.  At December 31, 2003 and 2004, Cymer had $230.4 million and $200.6 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

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

Concentration of Supplier Risk - A limited number of components and subassemblies included in Cymer’s products are obtained from a single supplier or a small group of suppliers.  For certain optical components used in its light source systems, Cymer currently utilizes a single supplier.  Where possible, Cymer works with secondary suppliers to qualify additional sources of supply.  To reduce the risk associated with this single supplier, Cymer carries significant strategic inventories of these components.  Strategic inventories are managed as a percentage of future demand.  Cymer has also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  To date Cymer has been able to obtain adequate supplies of the components and subassemblies used in the production of its light source systems in a timely manner from existing sources.

Major Customers  – Revenues from major customers are detailed as follows:

	Years ended December 31,
	2002	2003	2004
	(in thousands)
Customer
ASM Lithography	$92,286	$63,793	$140,828
Canon	61,709	64,459	45,597
Nikon	68,358	55,107	90,972

Accounts receivable balances for these same major customers are detailed as follows:

	December 31,
	2003	2004
	(in thousands)
Customer
ASM Lithography	$22,033	$48,946
Canon	8,041	4,812
Nikon	10,550	33,173

Revenues from Japanese customers, generated primarily by Cymer Japan,  amounted to 43%, 44% and 32% of total revenue for the years ended December 31, 2002, 2003, and 2004, respectively. Revenues from ASM Lithography in the Netherlands accounted for 32%, 24% and 34% of revenues for the years ended December 31, 2002, 2003, and 2004, respectively.

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2002, 2003, and 2004 (in thousands):

	Years ended December 31,
	2002	2003	2004
	(in thousands)
Basic weighted average common shares outstanding	33,317	35,065	36,758

Effect of dilutive securities:
Warrants	19	—	14
Options	1,376	—	812

Diluted weighted average common and potential common shares outstanding	34,712	35,065	37,584

For the years ended December 31, 2002, 2003, and 2004, weighted average options and warrants to purchase 2,489,000, 3,943,000, and 3,326,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the years ended December 31, 2002, 2003, and 2004, weighted average common shares attributable to convertible subordinated notes of 5,077,000, 5,000,000, and 4,645,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

Accounting Pronouncements Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after December 15, 2003.  The adoption of this interpretation did not have any effect on the consolidated financial statements of Cymer as it does not have arrangements that meet the criteria of a VIE.

In December 2003, FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities”, which supersedes FIN 46.  The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003.  The application of this interpretation did not have any effect on the consolidated financial statements of Cymer as it does not currently have any arrangements that meet the criteria of a special purpose entity.

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

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”),  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF’s consensus applies to debt and equity securities accounted for under FASB Statement No. 115 (“SFAS 115”),  “Accounting for Certain Investments in Debt and Equity Securities”.  The objective of EITF 03-1 is to provide guidance for identifying other-than-temporary impaired investments. EITF 03-1 also provides new disclosure requires for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further deliberations are completed by the FASB. The disclosure requirements are effective in annual financial statements for fiscal years ending after June 15, 2004, for investments accounted for under SFAS 115. Accordingly, the additional disclosures as required by EITF 03-1 are included in Note 4 of the Notes to the Consolidated Financial Statements. Cymer does not anticipate that the adoption of the measurement and recognition guidance of EITF 03-1 will have a material impact on Cymer’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005.

2.                      CORRECTION OF THE METHOD OF ACCOUNTING FOR REFURBISHMENT ACTIVITIES

As part of Cymer’s regular business activities, it conducts significant refurbishment activities related to certain of its consumable assemblies that wear out with use.  These activities include arrangements with Cymer’s customers to sell new, or refurbished as new, assemblies at a reduced sales price in exchange for the return of the consumed core assemblies from the customer.  The returned core assemblies contain a certain amount of material, primarily metal components, that may be reusable by Cymer in future builds of core assemblies. Historically, Cymer has recorded the value of this material as a reduction of its cost of product sales in the period that the returned assembly was disassembled by its manufacturing operations and the value of the reusable parts could be determined.  Upon further review of United States Generally Accepted Accounting Principles (“GAAP”) in the fourth quarter of 2004, Cymer determined that it should instead estimate the value and record these consumed assemblies as inventory at the time that it receives the returned assembly from its customer and concurrently record this amount as revenue rather than as a reduction of cost of product sales.

During the fourth quarter of 2004, Cymer corrected its accounting treatment for these refurbishment activities and analyzed the financial impact that such an accounting correction would have on its 2004 and prior year consolidated financial statements.  As a result of this analysis, Cymer determined that although there is a financial impact due to this accounting correction, the amounts are not material to years prior to 2004 as well as to the fiscal year ended December 31, 2004.  Upon making this determination, Cymer recorded the cumulative impact of this accounting correction during the fourth quarter of 2004.  Included in these corrections are increases to inventory, revenues, cost of product sales, and net income for the period, as well as reclassifications from cost of product sales to revenues.

The following adjustments to effect the change in method of accounting for refurbishment activities were recorded in the fourth quarter of 2004:

•                  $2.9 million increase in the inventory balance as of December 31, 2004

•                  $28.5 million increase in 2004 product revenues

•                  $25.6 million increase in 2004 cost of product sales

•                  $2.0 million increase in 2004 net income

3.                      BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
ACCOUNTS RECEIVABLE:
Trade	$58,514	$105,662
Notes and other	6,269	5,638
	64,783	111,300
Less allowance for doubtful accounts and notes	(1,964)	(620)
Total	$62,819	$110,680

INVENTORIES:
Raw materials	$37,393	$48,131
Work-in-progress	26,949	24,344
Finished goods	40,698	46,093
Allowance for excess and obsolete inventory	(12,028)	(8,546)
Total	$93,012	$110,022

PROPERTY AND EQUIPMENT:
Land	$9,080	$9,080
Building	88,547	89,546
Building improvements	4,280	5,498
Furniture and equipment	72,287	83,587
Capitalized light sources	33,069	37,041
Leasehold improvements	2,860	3,024
Construction in process	1,521	2,546
	211,644	230,322
Less accumulated depreciation and amortization	(82,795)	(106,774)
Total	$128,849	$123,548

Depreciation expense totaled $22.8 million, $28.0 million, and $24.7 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Unearned income for the years ended December 31, 2003 and 2004 consists of the following (in thousands):

	December 31,
	2003	2004

Light source systems	$—	$4,169
Funded development contracts	158	1,699
Service contracts	283	221
License agreement	312	63

Total	$753	$6,152

4.                      INVESTMENTS

Investments at December 31, 2003 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$66,526	$454	$—	$66,980
Commercial paper	8,438	—	—	8,438
U.S. government agencies	16,000	59	(9)	16,050
Other	2,003	3	—	2,006
Total	$92,967	$516	$(9)	$93,474

Long-term:
Corporate debt securities	65,337	1,488	—	66,825
U.S. government agencies	3,154	89	—	3,243
Other	7,234	207	—	7,441
Total	$75,725	$1,784	$—	$77,509

Investments at December 31, 2004 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Short-term:
Corporate debt securities	$49,972	$80	$(7)	$50,045
U.S. government agencies	33,124	25	(98)	33,051
Commercial paper	1,997	—	(2)	1,995
Auction rate securities	4,000	—	—	4,000
Total	$89,093	$105	$(107)	$89,091

Long-term:
Corporate debt securities	14,726	—	(158)	14,568
U.S. government agencies	67,680	—	(387)	67,293
Other	2,700	—	—	2,700
Total	$85,106	$—	$(545)	$84,561

As of December 31, 2004, the contractual maturities of debt securities were as follows (in thousands):

	Less than	One to
	One Year	Three Years	Total

Short-term:	89,091	—	89,091
Long-term:	—	84,561	84,561

Total	89,091	84,561	173,652

The following table shows the gross unrealized losses and fair value of Cymer’s investments that are not deemed to be other-than-temporarily impaired aggregated by investment category at December 31, 2004.

	Market Value	Gross Unrealized Loss

Corporate debt securities	$31,289	$(165)
U.S. government & agencies	92,176	(485)
Commercial paper	1,995	(2)
Total	$125,460	$(652)

At December 31, 2004, Cymer did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The unrealized losses are the result of market conditions affecting fixed-income securities. Because Cymer’s general intent is to hold its investment securities to maturity, and considering the high quality of the investment securities, Cymer is confident that the unrealized losses at December 31, 2004 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.

5.                      REPORTING COMPREHENSIVE INCOME

Comprehensive income (loss) includes net income (loss), effective unrealized gains and losses on  forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

See the Consolidated Statements of Stockholders’ Equity for the impact of the components of comprehensive income (loss) to Cymer’s net income (loss).

The following table summarizes the change in each component of accumulated other comprehensive loss for the year ended December 31, 2004 (in thousands):

		Translation adjustment, net of tax	Total unrealized gains (losses) on available-for-sale investments, net of tax	Total unrealized losses on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

January 1, 2002	Balance	(5,407)	376	1,369	(3,662)
	Period net change	135	1,966	(1,868)	233
December 31, 2002	Balance	(5,272)	2,342	(499)	(3,429)
	Period net change	799	(894)	(2,210)	(2,305)
December 31, 2003	Balance	$(4,473)	$1,448	$(2,709)	$(5,734)
	Period net change	697	(1,672)	2,254	1,279
December 31, 2004	Balance	$(3,776)	$(224)	$(455)	$(4,455)

6.                      DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

In January 2004, Cymer entered into a research and development agreement with Intel. Total funding under the agreement is $20.0 million and is providing Cymer with funding over a three- year period to accelerate the development of production-worthy EUV lithography light sources.  The funding, which is being received from Intel under this agreement is milestone based and is being netted against Cymer’s total research and development expenses in the period that the milestone is achieved.  The total funding amount recorded under this agreement for the year ended December 31, 2004 was $6.1 million.

In February 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology. Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008. The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Upon shipment of this first unit, Cymer is to pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of sales.  The methodology and amounts that will be recorded to cost of sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of December 31, 2004.

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

During the fourth quarter of 2004, Cymer completed its annual impairment test of goodwill and intangible assets, and concluded that no impairment of goodwill existed.

Aggregate amortization expense for identifiable intangibles, excluding patents, was $160,000 for each of the years ended December 31, 2002, 2003, and 2004, respectively.  As of December 31, 2004, future estimated amortization expense is expected to be as follows (in thousands):

Future Amortization

Year ending December 31, 2005	$20

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2003 and 2004 (in thousands):

Goodwill as of December 31, 2002	$10,597
Reversal of deferred tax asset valuation allowance against goodwill	(2,950)
Goodwill as of December 31, 2003	7,647
Goodwill acquired with acquisition of 6% minority interest in Cymer Korea	711

Goodwill as of December 31, 2004	$8,358

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001 and 2003.  As of December 31, 2003 and 2004, the net carrying amount of these patents was $12.7 million and $10.4 million, respectively.  Amortization expense for these patents was $1.3 million, $1.5 million and $2.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

As of December 31, 2004, future estimated amortization expense for these patents is expected to be as follows (in thousands):

Future Amortization

Year ending December 31, 2005	$2,371
Year ending December 31, 2006	$2,371
Year ending December 31, 2007	$2,371
Year ending December 31, 2008	$2,371
Year ending December 31, 2009	$889

8.                      CREDIT FACILITIES

Revolving Loan Agreements – During part of 2003, Cymer had certain loan agreements with a commercial bank, which provided for unsecured revolving loan facilities allowing for borrowings of $10.0 million and $20.0 million under a U.S. line of credit and Japanese line of credit, respectively.  Under the loan agreements, Cymer was able to borrow in U.S. dollars or Japanese yen, and interest accrued on outstanding borrowings at LIBOR plus 1.75% on U.S. dollar-denominated borrowings and at the yen Cost of Funds rate plus 1.5% on yen-denominated borrowings. The loan agreements required Cymer to maintain compliance with certain financial and other covenants, including tangible net worth, quick ratio and profitability requirements.  The loan agreements expired on June 16, 2003 and have not since been renewed.

Foreign Exchange Facilities – During 2003 and 2004, Cymer maintained foreign exchange facilities with five financial institutions in the United States.  See also “Derivative Instruments” in Note 1.  The foreign exchange facilities provided up to $100 million in 2003 and 2004 to be utilized for spot and futures foreign exchange contracts for periods of up to one year. As of December 31, 2003 and 2004, $81.0 million and $49.1 million was utilized under the foreign exchange facilities, respectively. One of these facilities was associated with the Revolving Loan Agreements discussed above and was subject to the same covenants through June 16, 2003.

9.                      IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The total amount of impairment losses incurred in the years ended December 31, 2002, 2003, and 2004 was approximately $574,000, $17.7 million, and $6,000, respectively. For the year ended December 31, 2002, the impairment loss of $574,000 included write-offs associated with tenant improvements in Cymer’s San Diego facility and test equipment used within research and development.  The loss of $574,000 was recorded in the research and development and general and administrative expenses, as appropriate, in the accompanying consolidated statements of operations.  For the year ended December 31, 2003 the impairment loss of $17.7 million included write-offs associated with tenant improvements, $15.6 million of which resulted from the two leased facilities in San Diego, which were vacated in the third quarter of 2003.  In addition, there were impairment losses associated with test equipment used within manufacturing and research and development.  The loss of $17.7 million was recorded in general and administrative, cost of product sales and research and development expenses, as appropriate, in the accompanying consolidated statements of operations.  For the year ended December 31, 2004, the impairment of $6,000 includes the write-off of certain equipment used by the general and administrative and manufacturing areas and the related impairment expense was recorded accordingly in these two classifications on the accompanying consolidated statements of operations.

10.               CONVERTIBLE SUBORDINATED NOTES

In August 1997, Cymer issued $172.5 million in aggregate principal amount in a private placement of notes.  These Notes were called for redemption on March 25, 2002.  Immediately prior to the March 25, 2002 redemption date, holders of $113.0 million of the outstanding principal amount converted their 1997 notes into shares of Cymer’s common stock.  As a result of these conversions, 2,325,542 shares of Cymer common stock were issued to the note holders and the remaining $38.0 million of the outstanding principal amount of the 1997 notes was redeemed.  Cymer used its 2,000,000 shares of treasury stock as part of the total 2,325,542 shares issued in the conversion.  The redemption resulted in a loss on debt extinguishment of $163,000.

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009 with interest payable on February 15 and August 15 of each year. These notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. Cymer may redeem the 2002 notes on or after February 20, 2005, or earlier if the price of its common stock reaches certain levels.  The 2002 notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries. In the third quarter of 2004, Cymer repurchased, at a discount to par, $49.2 million of these notes. As a result of this repurchase, Cymer recognized a gain on debt extinguishment of $911,000. As of December 31, 2004, Cymer had $200.8 million convertible subordinated notes outstanding.

11.               STOCKHOLDERS’ EQUITY

Common Stock Warrants – During fiscal 2001, Cymer issued warrants to purchase 200,000 shares of its common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents (See Note 14).  During fiscal 2002, 2003 and 2004, no warrants were granted and no warrants were exercised.  The warrants expire in May 2006.

Stockholder Rights Plan – On February 13, 1998, Cymer’s board of directors adopted a stockholder rights plan.  The stockholder rights plan was intended to assure that all Cymer stockholders would receive fair and equal treatment in the event of any proposed takeover of Cymer and to guard against partial tender offers and other abusive tactics to gain control of Cymer without paying all stockholders the fair value of their shares, including a control premium.

On August 23, 2004, Cymer announced that it had amended the stockholder rights plan to change the final expiration date from February 13, 2008 to September 1, 2004.  As a result of this amendment, the stockholder rights plan terminated on September 1, 2004.  On September 2, 2004, Cymer filed with the Nevada Secretary of State to withdraw the Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock and eliminate from Cymer’s Articles of Incorporation the Series A Participating Preferred Stock that had been created in connection with the stockholder rights plan.

Stock Option and Purchase Plans – Cymer has the following stock option and stock purchase plans:

1996 Stock Option Plan (the “1996 Plan”) – The 1996 Plan provides for the grant of incentive stock options  to employees and nonqualified stock options to employees, directors and consultants of Cymer.  The exercise price of stock options granted under the 1996 Plan must be at least equal to the fair market value of Cymer’s common stock on the date of grant. Options issued under the 1996 Plan expire five to ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Stock Plan.  Of these shares, options to purchase 4,343,657 shares are outstanding and 155,325 shares remain available for grants as of December 31, 2004.

1996 Employee Stock Purchase Plan (the “ESPP”) – The ESPP is intended to qualify under Section 423 of the Code.  Under the ESPP, eligible employees may purchase shares of common stock from Cymer through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 85% of the lower of (i) the fair market value of Cymer’s common stock as of the first day of each offering period under the ESPP or (ii) the fair market value of the common stock at the end of the purchase period.  This plan was amended in 2001 by the shareholders to establish two year offering periods with six-month purchase periods and to increase the plan shares issuable from 500,000 to 800,000.  This plan was amended in 2004 to increase the plan shares issuable to 1.2 million shares.  The amount of shares issuable under this plan as of December 31, 2004 was 209,382, and 990,618 shares have been previously issued.

2000 Equity Incentive Plan (the “2000 Plan”) – On August 16, 2000, Cymer adopted the 2000 Plan which provides for the grant of options to employees or consultants who are neither directors nor officers. The exercise price of the options granted under the 2000 Plan will equal the quoted market value of the common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four year period following the date of grant.  This plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000.  Of these shares, options to purchase 3,061,566 shares are outstanding and 696,773 shares remain available for grants as of December 31, 2004.

ACX 1993 Stock Option Plan (the “ACX Plan”) – Cymer assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001.  Outstanding options may be exercised solely for shares of Cymer common stock, according to the conversion ratio established in the terms of the acquisition.  The outstanding ACX options were converted to options to purchase 336,109 Cymer shares, at exercise prices ranging from $2.08 to $38.71 per share.  The ACX Plan provides for the grant of incentive and nonstatutory options to purchase shares of common stock to employees, directors and consultants at prices not less than 100% of the fair market value of common stock on the date the options are granted.  Options issued under the ACX Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  No further options will be issued under the ACX Stock Option Plan.  As of December 31, 2004, 36,277 shares are outstanding under the ACX Stock Option Plan.

In 1996, Cymer adopted a 1996 Director Option Plan (the “Director Option Plan”) whereby 200,000 shares were reserved for Board of Director option grants.  There were 80,000 options issued under the Director Option Plan in 1997.  The Director Option Plan was dissolved in October 1997; however, 20,000 of these options remain outstanding as of December 31, 2004.

A summary of the stock option activity under all stock option plans is as follows (in thousands, except per share data):

		Options Outstanding
	Stock Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share

Balance at January 1, 2002	4,161	7,545	$27.75
Granted	(1,803)	1,803	28.20
Exercised	—	(900)	21.94
Cancelled	326	(326)	34.81
Expired	(34)	—	—

Balance at December 31, 2002	2,650	8,122	28.20
Granted	(1,496)	1,496	32.01
Exercised	—	(1,899)	23.22
Cancelled	493	(493)	27.38
Expired	(53)	—	—

Balance at December 31, 2003	1,594	7,226	30.36
Granted	(1,053)	1,053	36.73
Exercised	—	(502)	23.34
Cancelled	315	(315)	32.97
Expired	(4)	—	—

Balance at December 31, 2004	852	7,462	$31.62

Exercisable, December 31, 2004		5,255	$31.21

The following table summarizes information as of December 31, 2004 concerning currently outstanding and exercisable options (number of shares in thousands):

Options Outstanding				Options Exercisable
		Weighted Average	Weighted
		Remaining	Average		Weighted
Range of	Number	Contractual Life	Exercise	Number	Average
Exercise Prices	Outstanding	(years)	Price	Exercisable	Exercise Price

$ 2.08 - $ 2.08	2	1.18	$2.08	2	$2.08
$10.41 - $15.50	47	2.38	$12.22	47	$12.22
$16.32 - $23.25	1,536	5.45	$20.08	1,273	$20.16
$23.38 - $34.87	2,889	7.38	$29.10	1,797	$28.75
$34.94 - $52.31	2, 957	6.61	$40.12	2,105	$40.05
$54.00 - $60.00	31	5.22	$56.19	31	$56.19
$ 2.08 - $60.00	7,462	6.64	$31.62	5,255	$31.21

As the result of the accelerated vesting of certain stock options described in Note 18, Subsequent Events, approximately 1.0 million shares of Cymer’s common stock, at exercise prices of $30.50 or higher became immediately exercisable as of February 17, 2005.

12.               INCOME TAXES

Total income taxes for the years ended December 31, 2002, 2003 and 2004 were allocated as follows (in thousands):

	Years ended December 31,
	2002	2003	2004

To income on continuing operations	$2,706	$(21,464)	$15,144
To stockholder’s equity and goodwill	(6,683)	(13,005)	(2,748)
Total income taxes	$(3,977)	$(34,469)	$12,396

The breakdown of income (loss) before income tax provision (benefit) and minority interest and the components of the provision (benefit) for income taxes on continuing operations on U.S. and foreign pre-tax income are summarized as follows:

	Years ended December 31,
	2002	2003	2004
	(in thousands)

U.S. pre-tax income	$16,485	$(46,536)	$48,369
Foreign pre-tax income	264	10,763	12,205

Total	$16,749	$(35,773)	$60,574

Current income taxes:
Federal	$8,320	$(4,082)	$(794)
State	371	(714)	78
Foreign	4,262	3,989	1,838

Total	12,953	(807)	1,122

	Years ended December 31,
	2002	2003	2004
	(in thousands)

Deferred income taxes:
Federal	(6,874)	(14,904)	16,455
State	(3,373)	(4,418)	(1,226)
Foreign	—	(1,335)	(1,207)

Total	(10,247)	(20,657)	14,022

Income tax provision (benefit)	$2,706	$(21,464)	$15,144

The income tax provision (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before income tax expense.  The items causing this difference for the period are as follows:

	Years ended December 31,
	2002	2003	2004
	(in thousands)

Provision at statutory rate	$5,919	$(12,520)	$21,201
Foreign provision in excess of federal statutory rate	1,756	312	2,958
State income taxes, net of federal benefit	(730)	(2,903)	(135)
Extraterritorial income exclusion benefit	(2,848)	(4,108)	(7,305)
Federal tax credits	(1,990)	(2,123)	(1,139)
Non-deductible amortization of goodwill and in-process research and development	56	56	56
Other	543	(178)	(492)

Provision (benefit) at effective tax rate	$2,706	$(21,464)	$15,144

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Cymer’s net deferred tax assets are as follows:

	December 31,
	2003	2004
	(in thousands)

Deferred tax assets:
Reserves and accruals not currently deductible	$15,250	$20,045
Difference between book and tax basis of inventory	4,606	3,390
Tax carryforwards	59,049	46,175
Tax effect of foreign transactions	7,169	2,138
Foreign deferred tax assets	2,067	3,444
Total gross deferred tax assets	88,141	75,192
Valuation allowance	—	—
Net deferred tax assets	88,141	75,192
Deferred tax liabilities:
Difference between book and tax basis of property and equipment	(5,499)	(6,237)
Reserves and accruals not currently taxable	(524)	(706)
Net deferred tax assets	$82,118	$68,249

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets for which a valuation allowance has not been provided.

At December 31, 2004 Cymer had federal tax net operating loss (“NOL”) carryforwards of $51.1 million and federal tax credits of $15.2 million, both of which begin to expire in 2018.  In order to realize the benefit associated with the federal NOL and credit carryforwards, Cymer must earn cumulative taxable income of at least $94.5 million prior to the expiration of those carryforwards.  At December 31, 2004 Cymer had state tax credit carryforwards of $13.2 million, of which $3.8 million begin to expire in 2009, and $9.4 million may be carried forward indefinitely.  In order to realize the benefit associated with the state tax credit carryforwards, Cymer must earn cumulative taxable income of at least $317.7 million prior to the expiration of those carryforwards.

Cymer benefits from a tax holiday in Korea where it manufactures certain products.  The tax holiday is scheduled to expire in eight years.  The effect of the tax holiday for the year ended December 31, 2004 is a benefit to the tax rate of approximately 2.7%.

Cymer has not provided for U.S. federal income and foreign withholding taxes on $43.0 million of undistributed earnings from non-U.S. operations as of December 31, 2004 as it is Cymer’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to Cymer.

Currently, Cymer is not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of December 31, 2004.  However, Cymer is still evaluating the impact of repatriation of foreign earnings under Internal Revenue Code (“IRC”) Section 965.  The American Jobs Creation Act of 2004, and IRC Section 965 allow a temporary 85% dividends received deduction on repatriated foreign earnings if the funds are reinvested in the United States.  FASB Staff Position No. 109-2 (“FSP No. 109-2”), allows companies additional time to evaluate whether foreign earnings will be repatriated under the provisions of the new law.  Cymer is awaiting the issuance of further regulatory guidance prior to determining what amount, if any, will be repatriated.  As such, at this time, Cymer has not determined a range of potential repatriated amounts, if any. Cymer expects to complete its analysis and determine what amount, if any, to repatriate by September 30, 2005.

13.               CONTINGENCIES AND COMMITMENTS

Leases – Cymer leases certain facilities under non-cancelable operating leases.  The lease terms on these facilities are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms.  In addition, Cymer has a land lease in Korea with a lease term through December 2020. This land lease is currently exempt from lease payments because the building meets certain investment and operational criteria of the Korean government.  Cymer also leases certain equipment under capital and short-term operating lease agreements.  The capital leases will expire in 2005.

Rent expense under operating leases net of sublease rental income is recognized on a straight-line basis over the life of the related leases, and totaled approximately $4,545,000, $4,773,000 and $6,495,000 for the years ended December 31, 2002, 2003 and 2004, respectively.  Rent expenses for 2004 includes $3.0 million in costs recorded for lease losses associated with our subleasing activities for our San Diego and Charlestown facilities.

The net book value of assets under capital leases at December 31, 2003 and 2004 was approximately $61,000 and $12,000, which are net of accumulated amortization of approximately $86,000 and $135,000, respectively.

Total future minimum lease commitments under operating and capital leases are as follows (in thousands):

Years ending December 31,	Operating	Capital

2005	4,727	$12
2006	3,883	—
2007	3,845	—
2008	3,328	—
2009	3,256
Thereafter	62	—
Total	$19,101	12

Less amount representing interest		—

Present value of minimum lease payments		12
Less current portion		(12)

Long-term obligations under capital leases		$—

The following represents future minimum rentals to be earned under Cymer’s noncancelable subleases (in thousands). These amounts are directly offset to the operating lease amounts above.

Years ending December 31,	Sublease Payments

2005	$2,895
2006	3,380
2007	3,503
2008	1,677
2009	1,124
Thereafter	—
Total	$12,579

Patent License Agreement – Cymer has a patent license agreement for a non-exclusive worldwide license to certain patented light source technology.  Under the terms of the agreement, Cymer is required to pay royalties ranging from 0.25% to 5.0% of gross sales and leases as defined depending on the total amounts attained subject to an annual maximum of $100,000. Royalty fees totaled $100,000 in each of the years ended December 31, 2002, 2003 and 2004.  The licensed patents expired in 2004, and no additional royalty fees will be paid under this agreement.

Employee Savings Plan – Cymer has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits.  The Plan is available to substantially all full-time United States employees.  Effective January 1, 1997 through December 31, 1999, Cymer matched 100% of each eligible employee’s contributions, up to $500 per year.  The Plan was amended effective January 1, 2000 to include a matching contribution of up to 4% of each participating employee’s compensation, not to exceed $4,000 per year.  Effective January 1, 2004, the 401(k) plan was amended to increase the employer matching contribution of up to 5% of each participating employee’s compensation, not to exceed $5,000 per year. Under the Plan, Cymer contributed $1,438,000, $1,558,000, and $2,811,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Executive Deferred Compensation Plan – Cymer has an executive deferred compensation plan for certain officers and key executives.  Beginning in 2001, Cymer used corporate owned life insurance to finance the plan.  Compensation expense under this plan totaled $367,000, $310,000 and $182,000 for the years ended December 31, 2002, 2003 and 2004, respectively.  Cymer’s liability for deferred compensation totaled $2,250,000 and $2,958,000 as of December 31, 2003 and December 31, 2004, respectively, and is included in other liabilities.  The cash surrender value of the life insurance policies totaled $869,000 and $1,455,000 as of December 31, 2003 and 2004, respectively, and is included in other assets.

Executive Option and Group Health Coverage Extension Program – Cymer has an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements.  This program is designed to provide extended benefits to eligible executives who retire and cease to serve Cymer on a full-time basis.  Under the terms of the plan, the executive acts as a consultant to Cymer for a term of four years.  In return for these services, the program allows the executive to continue vesting in his or her stock options after the retirement separation date. The program also provides the executives with specified health insurance continuation benefits. One former executive participated in this program. The cost for this program was not material in 2003 and 2004.

Retirement Plans – Cymer Japan has a Retirement Allowance and Pension Plan (“pension plan”) for all Cymer Japan employees and as well as a retirement allowance for Japanese directors (“directors’ plan’).  Expense under these plans totaled approximately $247,000, $526,000, and $536,000 for the years ended December 31, 2002, 2003 and 2004, respectively.   The expenses for the pension plan are in accordance with the November 2004 actuarial valuation report pursuant to the accounting requirements under Statements of Financial Standards No. 87, 88 and 132R. Cymer’s liability for both plans totaled approximately $1.1 million and $1.5 million as of December 31, 2003 and 2004, respectively. Although the total expenses and liability balances provided above include both plans, the directors plan is immaterial to all amounts and years provided.  The projected benefit obligation at December 31, 2004 was approximately $1.3 million.  The accumulated benefit obligation at December 31, 2004 was approximately $928,000.

The pension plan is an unfunded plan and includes no plan assets. The net periodic pension costs for the year 2005 are estimated at $250,000, and the projected benefit obligation is $1.5 million as of December 31, 2005. Estimated future benefit expected payments under the pension plan from 2005 through 2009 and thereafter are $77,000, $90,000, $102,000, $112,000, $175,000 and $747,000, respectively.  The following assumptions were used in the actuarial calculation for 2004: discount rate 1.25%, salary increases 4.0% per year, and mortality rates using the Japanese 19th Life Table.

Korea Customs Investigation – The customs agency in Korea had asserted that parts being imported into Korea from Cymer’s corporate office in San Diego were classified improperly for customs and duties purposes and some used items, which were returned to San Diego, were valued improperly during the period from 1997 through July 2003.  Although Cymer did not agree with these assertions, Korean customs assessed and required payment from Cymer on additional duties related to shipments during this time period.  As a result of these assertions and discussions that Cymer had with the customs agencies in Korea, Cymer accrued a liability of $4.7 million through December 31,

2003.

The expense resulting from this recorded liability was included in cost of product sales in the accompanying consolidated statements of operations. Payments made to the customs agency in Korea were $2.5 million and $1.9 million during 2003 and 2004, respectively. The 2004 payment is net of a $289,000 refund received from the Korea customs office.  In 2004, Cymer received notification from the Korean customs office that Cymer would receive a refund of a portion of duties previously paid. As a result, Cymer recorded a $2.3 million reduction to cost of product sales and $100,000 to interest income in the accompanying consolidated statements of operations for the year ended December 31, 2004 related to this refund. The accrual for this refund was recorded in accounts receivable-net in the accompanying consolidated balance sheet as of December 31, 2004.

Contingencies – Cymer is party to legal actions in the normal course of business.  Based in part on the advice of legal counsel, management does not expect the outcome of legal action in the normal course of business to have a material impact on the financial position, liquidity, or results of operations of Cymer.

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

14.               PATENT LICENSE AGREEMENTS

In May 2001, Cymer acquired certain patents for use in its DUV light source applications.  The total consideration for this transaction was $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black-Scholes pricing model using the following assumptions: 87% volatility, 5.0% risk-free interest rate and 4.6 years expected life.  The total value of these patents are being amortized over eight years which represents the remaining life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are used in products, which are currently being shipped to customers.

In November 2003, Cymer acquired the rights to the same list of patents as in the May 2001 agreement but for a different field of use, for a total amount of $6.0 million in cash.  Instead of DUV light source applications for the patents, this license agreement allows Cymer to use the patents for EUV and other future applications.  The total value of these patents are being amortized over a period of 5.5 years which represents the remaining life of the patents purchased under the agreement. The amortization of these patents is included in research and development expenses on the accompanying statements of operations since the field of use involves applications, which are still in the research and development stages.

As of December 31, 2003 and 2004, the net carrying amount related to both of these patent license agreements was $12.7 million and $10.4 million, respectively.

15.               RELATED PARTY TRANSACTIONS

Collaborative Arrangement – Cymer has a collaborative arrangement with a Japanese company that was also a stockholder of Cymer until 2000.  The arrangement, entered into in August 1992, includes a product license agreement and contract manufacturing agreement.  The general provisions of these agreements are as follows:

Product License Agreement – Cymer granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of Cymer’s products and subsequent enhancements thereto. Cymer also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties.  In exchange for these rights, Cymer received up-front license fees and was entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation.  To date no renegotiation of the royalty rate has occurred.  The license agreement also provides that product sales between Cymer and the stockholder will be at a 15% discount from the respective companies’ list price. The agreement terminates in August 2012.  There was no activity under this agreement in 2002, 2003 and 2004.

Contract Manufacturing Agreement – The stockholder agreed to manufacture for Cymer certain products and Cymer was required to purchase a specified percentage of its total annual product, as defined, from the stockholder.  Cymer and this stockholder mutually agreed to the termination of this contract effective March 31, 2003.

Cymer made $2.0 million and $351,000 in purchases under this agreement in 2002 and 2003. No purchases were made in 2004.  In addition, Cymer had no payables due at December 31, 2003 and  at December 31, 2004.

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

Geographic Information

Presented below is information regarding sales to unaffiliated customers, operating income (loss) from operations, long-lived assets, all other identifiable assets and total identifiable assets, classified by operations located in the United States, Japan, Korea, Taiwan, Singapore, the People’s Republic of China (“China”), and the Netherlands.  Long-lived assets include net property, plant and equipment attributed to the geographic location in which they are located. Cymer sells its excimer light sources in Japan through Cymer Japan. Intercompany sales to the subsidiaries are generally priced between 90% to 95% of the price of products sold to outside customers. Sales to unaffiliated customers consist of sales generated from each of the geographic locations as detailed below. These sales exclude export sales to other geographic locations. All significant intercompany balances are eliminated in consolidation.  The majority of corporate costs and expenses are incurred in the United States and are reflected in the operating loss from the United States operations.

	Year ended December 31, 2002
	(in thousands)
	United States	Japan	Korea, Taiwan, Singapore, China, and the Netherlands	Consolidated

Sales to unaffiliated customers	$118,415	$122,916	$47,535	$288,866

Operating income (loss)	(62,033)	61,990	18,706	18,663

Long-lived assets	102,695	3,231	6,283	112,209
All other identifiable assets	585,539	36,312	32,827	654,678

Total identifiable assets	$688,234	$39,543	$39,110	$766,887

	Year ended December 31, 2003
	(in thousands)
	United States	Japan	Korea, Taiwan, Singapore, China, and the Netherlands	Consolidated

Sales to unaffiliated customers	$90,986	$116,530	$58,357	$265,873

Operating income (loss)	(109,800)	46,831	28,335	(34,634)

Long-lived assets	120,452	1,918	6,479	128,849
All other identifiable assets	587,953	46,649	45,793	680,395

Total identifiable assets	$708,405	$48,567	$52,272	$809,244

	Year ended December 31, 2004
	(in thousands)
	United States	Japan	Korea, Taiwan, Singapore, China, and the Netherlands	Consolidated

Sales to unaffiliated customers	$212,283	$132,512	$73,284	$418,079

Operating income (loss)	(32,867)	60,265	34,508	61,906

Long-lived assets	114,134	3,115	6,299	123,548
All other identifiable assets	582,638	52,470	67,122	702,230

Total identifiable assets	$696,772	$55,585	$73,421	$825,778

17.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except for per share data)

	Years ended December 31, 2003
	1st	2nd	3rd	4th

Revenues	$67,393	$62,177	$63,873	$72,430

Operating income (loss)	$(2,702)	$(16,974)	$(20,160)	$5,202

Net income (loss)	$(3,362)	$(5,193)	$(8,519)	$1,674

Basic earnings (loss) per share (1)	$(0.10)	$(0.15)	$(0.24)	$0.05

Diluted earnings (loss) per share (1)	$(0.10)	$(0.15)	$(0.24)	$0.04

	QUARTERLY RESULTS OF OPERATIONS
	(in thousands, except for per share data)

	Years ended December 31, 2004
	1st	2nd	3rd	4th (2)

Revenues	$87,921	$94,907	$107,140	$128,111

Operating income	$10,905	$16,027	$22,093	$12,881

Net income	$7,156	$10,201	$15,421	$10,376

Basic earnings per share (1)	$0.20	$0.28	$0.42	$0.28

Diluted earnings per share (1)	$0.19	$0.27	$0.41	$0.28

(1)          Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares.  Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(2)          Includes additional revenues and cost of product sales associated with Cymer’s refurbishment activities.  During the fourth quarter of 2004, Cymer corrected its accounting treatment for such activities and all amounts associated with this correction were recorded in the quarter ended December 31, 2004.  See further discussion in Note 2.

18.               SUBSEQUENT EVENTS

On January 27, 2005, Cymer announced that its board of directors had authorized Cymer to repurchase up to $50,000,000 of Cymer’s common stock.  The purchases will be made from time to time in the open market or in privately negotiated transactions.  The program may be discontinued at any time. Total purchases through February 17, 2005 were $8.3 million or 292,841 shares under this program.

On February 17, 2005, Cymer’s board of directors approved the acceleration of the vesting of stock options that have exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excludes directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting is to enable Cymer to eliminate recognizing in its statement of operations the compensation expense associated with these stock options in future periods, upon adoption of FASB SFAS 123R which will be effective in the third quarter of 2005.

On February 17, 2005, the board of directors approved an amendment to Cymer’s 1996 ESPP. Effective May 1, 2005, the amendment: a) changes duration of offering periods under the plan from 24 months to 6 months, b) reduces the discount to market price used to determine purchase price for shares of Cymer’s common stock under the plan from 15% to 5%, and c) eliminates the “lookback” feature that allows the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2003 and 2004

(in thousands)

	Balance at	Additions (net)			Balance at
	Beginning of Year	(1)	Deductions		End of Year

Allowance for Doubtful Accounts and Notes

Year ended December 31, 2002	$2,197	$(399)	$(42)		$1,756
Year ended December 31, 2003	$1,756	250	$(42)		$1,964
Year ended December 31, 2004	$1,964	$199	$(1,543	)(2)	$620

Inventory Allowance

Year ended December 31, 2002	$13,528	$6,658	$(5,486)		$14,700
Year ended December 31, 2003	$14,700	$4,324	$(6,996)		$12,028
Year ended December 31, 2004	$12,028	$5,360	$(8,842)		$8,546

(1)   Includes reversals of allowance amounts as deemed necessary.

(2)   Represents write-off of note receivable and accrued interest.

See accompanying report of independent registered public accounting firm.

S-1