Form 10-Q
period 2005-03-31
CYMER INC
filed 2005-05-05
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 2, 2005 was 36,227,528.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005

Consolidated Statements of Operations for the three months ended March 31, 2004 and 2005

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In thousands, except share data)

	December 31, 2004	March 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$114,246	$139,479
Short-term investments	175,866	180,249
Accounts receivable – net	110,680	79,692
Foreign currency forward exchange contracts	—	1,142
Inventories	110,022	102,661
Deferred income taxes	7,470	7,468
Prepaid expenses and other assets	5,726	4,971
Total current assets	524,010	515,662

PROPERTY AND EQUIPMENT – NET	123,548	122,338
LONG-TERM INVESTMENTS	84,561	86,974
DEFERRED INCOME TAXES	67,722	67,379
GOODWILL – NET	8,358	8,358
INTANGIBLE ASSETS – NET	10,394	9,781
OTHER ASSETS	7,185	7,517

TOTAL ASSETS	$825,778	$818,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,949	$14,840
Accrued warranty and installation	28,546	27,903
Accrued payroll and benefits	16,284	10,372
Accrued patents, royalties and other fees	6,318	6,125
Foreign currency forward exchange contracts	1,901	—
Income taxes payable	10,397	9,108
Unearned income	6,152	6,926
Accrued and other current liabilities	4,456	5,357
Total current liabilities	88,003	80,631

CONVERTIBLE SUBORDINATED NOTES	200,753	200,753
DEFERRED INCOME TAXES	6,237	6,237
OTHER LIABILITIES	7,282	7,923

Total liabilities	302,275	295,544

MINORITY INTEREST	6,183	5,955

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock – $.001 par value per share; 100,000,000 shares authorized; 36,993,000 and 36,772,000 shares outstanding at December 31, 2004 and March 31, 2005, respectively	37	37
Additional paid-in capital	378,414	380,123
Treasury stock at cost (293,000 common shares)	—	(8,287)
Unearned compensation	(16)	—
Accumulated other comprehensive loss	(4,455)	(4,088)
Retained earnings	143,340	148,725
Total stockholders’ equity	517,320	516,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,778	$818,009

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended March 31,
	2004	2005
REVENUES:
Product sales	$87,871	$84,609
Other	50	201
Total revenues	87,921	84,810

COSTS AND EXPENSES:
Cost of product sales	52,168	53,031
Research and development	12,370	14,604
Sales and marketing	5,823	5,774
General and administrative	6,615	6,304
Amortization of intangible assets	40	20

Total costs and expenses	77,016	79,733

OPERATING INCOME	10,905	5,077

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) – net	54	(194)
Interest and other income	1,896	2,401
Interest and other expense	(2,556)	(2,127)

Total other income (expense) – net	(606)	80

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	10,299	5,157

INCOME TAX PROVISION	2,369	—
MINORITY INTEREST	(774)	228

NET INCOME	$7,156	$5,385

EARNINGS PER SHARE:
Basic earnings per share	$0.20	$0.15
Weighted average common shares outstanding	36,586	36,884

Diluted earnings per share	$0.19	$0.14
Weighted average common and dilutive potential common shares outstanding	38,141	37,230

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2004	2005

OPERATING ACTIVITIES:
Net income	$7,156	$5,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,909	7,264
Non-cash stock-based compensation	104	152
Amortization of unearned compensation	35	16
Minority interest	774	(228)
Provision for deferred income taxes	(32)	89
Loss on disposal and impairment of property and equipment	61	2
Change in assets and liabilities:
Accounts receivable – net	(16,322)	30,988
Foreign currency forward exchange contracts	(640)	(1,898)
Inventories	(5,197)	7,361
Prepaid expenses and other assets	(690)	160
Accounts payable	362	891
Accrued expenses and other liabilities	7,081	(4,420)
Income taxes payable	2,090	(1,289)

Net cash provided by operating activities	1,691	44,473

INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,435)	(5,180)
Purchases of investments	(195,233)	(141,521)
Proceeds from sold or matured investments	190,422	133,719
Acquisition of patents	(5,990)	—
Acquisition of minority interest	(2,000)	—

Net cash used in investing activities	(17,236)	(12,982)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,113	1,557
Payments on capital lease obligations	(12)	(12)
Purchase of treasury stock	—	(8,287)

Net cash provided by (used in) financing activities	8,101	(6,742)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	249	484

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,195)	25,233
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	110,632	114,246

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$103,437	$139,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,435	$3,627
Income taxes paid, net	$840	$1,356

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005
(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Data – The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated.  These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in Cymer’s Annual Report on Form 10-K for the year ended December 31, 2004.  Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.

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

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Recent Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will instead require that such transactions be accounted for using a fair-value-based method.  On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) announced the deferral of the effective date of SFAS No. 123R.  The deferral allows companies to adopt the provisions of SFAS No. 123R beginning on the first annual period beginning after June 15, 2005.  Based on the new required adoption date, Cymer plans to adopt SFAS No. 123R as of the beginning of the first quarter of 2006.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.  As of December 31, 2004, $86.8 million of auction rate securities were reclassed from cash and cash equivalents to short-term investments.

2.                 STOCKHOLDERS’ EQUITY

Stock Repurchase Program.  On January 27, 2005, Cymer announced that its board of directors had authorized Cymer to repurchase up to $50,000,000 of Cymer’s common stock.  The purchases will be made from time to time in the open market or in privately negotiated transactions.  The program may be discontinued at any time. Total purchases through March 31, 2005 were $8.3 million or 292,841 shares under this program.

Employee Stock Purchase Plan. In February 2005, the board of directors approved an amendment to Cymer’s 1996 Employee Stock Purchase Plan (“ESPP”). Effective May 1, 2005, the amendment: a) changes duration of offering periods under the plan from 24 months to 6 months, b) reduces the discount to market price used to determine purchase price for shares of Cymer’s common stock under the plan from 15% to 5%, and c) eliminates the “lookback” feature that allows the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period.

Accelerated Vesting of Stock Options.  In February 2005, Cymer’s board of directors approved the acceleration of the vesting of stock options that have exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excludes directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting is to enable Cymer to eliminate recognizing in its statement of operations the compensation expense associated with these “out of the money” stock options in future periods, upon adoption of the FASB Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), which will be effective in the first quarter of 2006.

Stock-Based Compensation. Cymer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards Board No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Cymer accounts for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status for the three months ended March 31, 2004 and 2005 was $100,000 and $148,000,  respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the three months ended March 31, 2004 and 2005 was $26.81 and $16.33, respectively, on the date of grant.

Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For the risk free interest rate, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing ESPP shares.

	Three months ended March 31,
	2004	2005

Dividend yield	None	None
Volatility rate	79%	75%
Weighted average risk free interest rate:
Options	2.98%	3.89%
ESPP	1.55%	2.75%
Expected life:
Options	6 years	6 years
ESPP	.5 years	.5 years

The following table compares earnings (loss) per share as reported by Cymer to the pro forma amounts that would have been reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2005

Net income, as reported	$7,156	$5,385
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	80	152
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,504)	(13,898)

Pro forma net income (loss)	$2,732	$(8,361)

Earnings (loss) per share:
Basic – as reported	$0.20	$0.15
Basic – pro forma	$0.07	$(0.23)

Diluted – as reported	$0.19	$0.14
Diluted – pro forma	$0.07	$(0.23)

The acceleration of vesting of “out of the money” stock options in the quarter ended March 31, 2005, contributed approximately $10.4 million of pro forma stock-based compensation expense during the three months ended March 31, 2005.

3.              EARNINGS PER SHARE

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three months ended March 31, 2004 and 2005 (in thousands):

	Three months ended March 31,
	2004	2005
	(in thousands)

Basic weighted average common shares outstanding	36,586	36,884

Effect of dilutive securities:
Warrants	50	—
Options	1,505	346

Diluted weighted average common and potential common shares outstanding	38,141	37,230

For the three months ended March 31, 2004 and 2005, weighted average options and warrants to purchase 824,000 and 5.6 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended March 31, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes of 5,000,000 and 4,015,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.                 INVENTORIES

Inventories consisted of the following as of December 31, 2004 and March 31, 2005 (in thousands):

	December 31, 2004	March 31, 2005
INVENTORIES:
Raw materials	$48,131	$47,979
Work-in-progress	24,344	21,253
Finished goods	46,093	42,138
Allowance for excess and obsolete inventory	(8,546)	(8,709)
Total	$110,022	$102,661

5.              REPORTING COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the three months ended March 31, 2005 (in thousands):

		Translation adjustment, net of tax	Total unrealized losses on available-for-sale investments, net of tax	Total unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	Accumulated other comprehensive loss

December 31, 2004	Balance	$(3,776)	$(224)	$(455)	$(4,455)
	Period net change	285	(594)	676	367
March 31, 2005	Balance	$(3,491)	$(818)	$221	$(4,088)

Comprehensive income consisted of the following components (in thousands):

	Three months ended March 31,
	2004	2005

Net income	$7,156	$5,385

Foreign currency translation adjustments, net of tax	146	285
Unrealized losses on available for sale investments, net of tax	(188)	(594)
Unrealized gains on foreign currency forward exchange contracts, net of tax	62	676

Comprehensive income	$7,176	$5,752

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

In January 2004, Cymer entered into a research and development agreement with Intel Corporation (“Intel”). Under this agreement Intel will provide Cymer a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources.  The funding from Intel under this agreement is milestone based and is netted against Cymer’s total research and development expenses in the period that the milestone is achieved.  The total funding amount recorded under this agreement for the three months ended March 31, 2004 and 2005 was $819,000 and $1.6 million, respectively.

In February 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology. Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008. The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Commencing with shipment of this first unit, Cymer will pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of sales.  The methodology and amounts that will be recorded to cost of sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of March 31, 2005.

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

Aggregate amortization expense for identifiable intangibles, excluding patents, was $40,000 and $20,000 for the three months ended March 31, 2004 and 2005, respectively.  Costs associated with these identifiable intangibles, excluding patents, were fully amortized as of March 31, 2005.

The carrying amount of goodwill was $8.4 million as of December 31, 2004 and March 31, 2005.

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001 and 2003.  As of December 31, 2004 and March 31, 2005, the net carrying amount of these patents was $10.4 million and $9.8 million, respectively.  Amortization expense for these patents was $593,000 for each of the three months ended March 31, 2004 and 2005, respectively.

As of March 31, 2005, future estimated amortization expense for these patents is expected to be as follows (in thousands):

Future Amortization

Nine months ending December 31, 2005	$1,779
Year ending December 31, 2006	$2,371
Year ending December 31, 2007	$2,371
Year ending December 31, 2008	$2,371
Year ending December 31, 2009	$889

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

In the ordinary course of business, Cymer is not subject to potential obligations under guarantees that fall within the scope of FIN 45, except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of its customer agreements.  All of these provisions give rise only to the disclosure requirements prescribed by FIN 45.

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

The following table summarizes information related to Cymer’s warranty provision for the three months ended March 31, 2005 (in thousands):

2005

Balance, December 31, 2004	$28,200
Liabilities accrued for warranties issued during the quarter, net of adjustments and expirations	4,308
Warranty expenditures incurred during the quarter	(4,933)
Balance, March 31, 2005	$27,575

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

An indemnification provision was also included in the contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”), which was terminated effective March 31, 2003.  As with Cymer’s indemnification provisions on intellectual property, Cymer will continue to honor this indemnification clause within the agreement even after its termination. Seiko and at least one Japanese customer have been notified that Cymer’s light source systems in Japan may infringe certain Japanese patents.  Cymer believes, based upon the advice of counsel, that Cymer’s products do not infringe any valid claim of the asserted patents or that Cymer is entitled to prior use claims in Japan.

As part of the research and development agreement signed with Intel in 2004, Cymer also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of Cymer’s EUV source systems.  Details of such indemnity will be negotiated as part of a purchase agreement related to potential future products.

9.              COMMITMENTS AND CONTINGENCIES

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

10.             SUBSEQUENT EVENTS

As of March 31, 2005 Cymer had $200.8 million principal amount of convertible subordinated notes outstanding. From April 1, 2005 through May 4, 2005, Cymer purchased, at a discount to par, $16.9 million principal amount of these notes.

From April 1, 2005 through May 4, 2005, Cymer purchased $20.2 million or 811,995 shares under its stock repurchase program.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, references to “we”, “us” or “our” are references to Cymer. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q and our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

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

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to all three lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools.  A large portion of our revenue is derived from customers located outside of the United States.  In order to support our foreign customers and our installed base of light sources in foreign countries, we maintain a manufacturing and field service office in Korea and field service and support offices in Japan, Taiwan, Singapore, the People’s Republic of China and the Netherlands. We also maintain field service offices in the United States to service our installed base of light sources located in the United States.

Products

Our products primarily consist of photolithography light source systems, replacement parts and service.

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The DUV wavelengths are measured in nanometers (“nm”). One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248 nm light and Argon Fluoride (“ArF”) gases produce 193 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips”, that power many of today’s advanced consumer and business electronics. In the first quarter of 2005, we sold 48 light source systems at an average selling price of $1.0 million.

Certain components and subassemblies included in our light sources require replacement or refurbishment following extended operation.  For example, the discharge chamber of our light sources has an expected life of approximately three to twenty-four billion pulses, depending on the model. We estimate that a light source used in a semiconductor production environment will require one to two replacement chambers per year, depending upon the level of usage. Similarly, certain optical components of the light source deteriorate with continued exposure to DUV light and require periodic replacement.  We provide these and other spare and replacement parts for our photolithography light sources as needed by our customers.

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods (generally 17 to 26 months from date of shipment), some chipmakers request service contracts from us.  Additionally, we provide billable service or service contracts directly to the three semiconductor lithography tool manufacturers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Some of these contracts include replacement of consumable parts and non-consumable parts.

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

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs. Since 2000, the final year of the last significant and prolonged peak in the cycle, the semiconductor industry experienced one of the longest downturns in its history from 2001 through late 2003. Although this downturn and others like it negatively impact our business and results of operations, we make every effort to manage our business through the cycles by maintaining our annual profitability and taking the necessary steps during the downturns to be strategically positioned for the next upturn.  For example, during this extended downturn, we made several such strategic investments including the completion of our new manufacturing facilities in San Diego and Korea, the development and introduction of our new Master Oscillator Power Amplifier (“MOPA”) technology and XL platform, on which our two-chamber ArF DUV light sources reside, and the ongoing work to improve business processes that leverage the overall efficiency of our workforce.

We were once again subjected to the volatility and swings in the semiconductor industry during the period from late 2003 through the end of 2004. In the latter half of 2003, we saw several indicators that the extended downturn in the semiconductor industry was coming to an end and that an upturn was in sight.  During the final months of 2003, we experienced strong order growth, and the chipmakers’ utilization of our DUV light sources exceeded the levels achieved in 2000, the peak of the last extended upturn.  As we entered 2004, these positive indicators translated into increased levels of shipments of our light source products and increased levels of overall revenue.  We experienced these higher revenue levels and revenue growth for the first nine months of 2004.  However, during the third quarter of 2004, though our business remained strong and we had received no order push outs, many semiconductor and equipment companies issued warnings about potential shortfalls in revenue and earnings.  Starting in September 2004 and continuing through the end of 2004, the utilization rates of our light sources experienced significant declines and we received notification of light source push outs from our direct customers.  By the end of 2004, it was clear that the upturn in the semiconductor industry had been truncated and we had entered what appeared to be a slowdown in the industry.  With this slowdown, there has been an increase in the uncertainty in the semiconductor industry and our visibility and ability to forecast the industry cycle has become extremely limited.

This visibility currently remains limited, and the outlook for our industry cannot be predicted with accuracy.  We will continue to manage our expenses effectively while working to increase our operating efficiency during this industry slowdown.  The utilization rates of our light sources at chipmakers was up in February 2005 and March 2005 over the January 2005 level, and compared to the fourth quarter 2004 level was either flat or up in most regions.  Some large chipmakers are engaging in counter-cyclical equipment purchasing, and some are making strategic purchases of 300 mm production equipment.  Based on discussions with chipmakers and the lithography tool manufacturers regarding expected tool demand, in the near term, we anticipate that technology buys of advanced ArF light sources will remain strong, and the timing for the resumption of capacity demand for KrF light sources remains uncertain.

In the first quarter of 2005, we enhanced our competitiveness and strengthened our market leadership with the initial on-schedule shipment of the XLA 200, our third generation MOPA light source.  We also introduced a suite of spectral engineering techniques designed to enable chipmakers to customize and optimize their manufacturing processes and increase their yields. Later this year, we expect to introduce the XLA 300. Since we made significant investments in facilities and equipment during the last several years, we do not foresee a need for a high level of capital expenditures for some time in the future.

During 2005, we plan to continue to focus on improving asset management with particular emphasis on improving inventory management and increasing operating efficiency. We will also continue our efforts to generate a significant amount of cash and improve shareholder returns by achieving higher returns on assets, which includes increasing our inventory turns and return on invested capital during the year.

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

Revenue Recognition

Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training.  Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.  We do not recognize any revenue for light source systems prior to shipment.  We test the systems in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin No. 104 (“SAB 104”).  The shipping terms vary by customer for light source systems shipments.  The majority of light source shipment terms are F.O.B. shipping point and revenue is recognized upon shipment.  For those customers with F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to the customer.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  We have one arrangement where a portion of the light source system fee is not payable until the system is successfully installed at the end-user.  In accordance with SAB 104, given the installation is not essential to the functionality of the system, we defer this portion of the fee until the system is installed.  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  For a significant portion of our spare parts sales, our customers return the consumed assembly to us as part of the sale of a new part.  We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies.  As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare part sales. Revenue associated with our customers’ return of core assemblies is recognized upon receipt of the returned core assembly.  The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly.  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement. For funded development contracts, which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

Valuation of Parts Used in Refurbishment Manufacturing Process and Corrected Accounting Method

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components as inventory and revenue.  The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly.  The costs of refurbishment are also capitalized as part of ending inventory as incurred.  As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a quarterly basis and an inventory allowance is recorded as appropriate for these parts.  The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.  We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any changes in the demand for the parts or the yield of the parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations.

Prior to the fourth quarter of 2004, we recorded the value of this material as a reduction of our cost of product sales in the period that the returned assembly was disassembled by our manufacturing operations and the value of the reusable parts could be determined.  Upon further review of United States generally accepted accounting principles in the fourth quarter of 2004, we determined that we should instead estimate the value and record these consumed assemblies as inventory at the time that we receive the returned assembly from our customer and concurrently record this amount as revenue rather than as a reduction of cost of product sales.  During the fourth quarter of 2004, we corrected our accounting treatment for these refurbishment activities and recorded the financial impact for all of 2004 and prior years in our fourth quarter of 2004 financial statements.

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

The inventory allowance totaled $8.5 million and $8.7 million at December 31, 2004 and March 31, 2005, respectively.  The slight increase in this allowance from December 31, 2004 to March 31, 2005 was primarily due to the mix of parts in inventory and allowances required for parts related to our refurbishment activities.

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

The total balance in the warranty provision accrual as of December 31, 2004 and March 31, 2005 was $28.2 million and $27.6 million, respectively.  This decrease from period to period is primarily due to a decrease in spares and consumable parts sales and a slight decrease in the overall installed base of light source systems under warranty.

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

A material adverse change in the outlook for worldwide lithography tool sales, the expected selling prices or profit margins for our products, or our expected share of the global market for lithography light sources could cause us to determine that a valuation allowance is needed for some or all of our deferred tax assets, and would result in an increase to our income tax provision in the period in which such determination is made.

Our results reflect the impact of the American Jobs Creation Act of 2004, which repealed the Extraterritorial Income Exclusion (“ETI”) subject to certain transition rules.  The ETI benefit is being replaced with a Manufacturing Activity deduction under Internal Revenue Code (“IRC”) Section 199, with a phase out of ETI benefits in 2005 and 2006.  Our ETI benefit for 2005 reflects the 80% allowable benefit.  The manufacturers benefit is available to us for tax years beginning in 2005, subject to certain transition rules.  Cymer has not taken benefit for Section 199 in 2005 due to taxable income limitations. We have not provided for U.S. federal income and foreign withholding taxes on $39 million of undistributed earnings from non-U.S. operations as of March 31, 2005 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us.

Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of March 31, 2005.  However, we are still evaluating the impact of repatriation of foreign earnings under IRC Section 965. The American Jobs Creation Act of 2004, and IRC Section 965 allow a temporary 85% dividends received deduction on repatriated foreign earnings if the funds are reinvested in the United States.  FASB Staff Position No. 109-2 (“FSP No. 109-2”), allows companies additional time to evaluate whether foreign earnings will be repatriated under the provisions of the new law.  We are awaiting the issuance of further regulatory guidance prior to determining what amount, if any, will be repatriated.  As such, at this time, we have not determined a range of potential repatriated amounts, if any. We expect to complete our analysis and determine what amount, if any, to repatriate by September 30, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2004	2005
Revenues:
Product sales	99.9%	99.8%
Other	0.1	0.2
Total revenues	100.0%	100.0%

Cost and expenses:
Cost of product sales	59.3	62.5
Research and development	14.1	17.2
Sales and marketing	6.6	6.8
General and administrative	7.5	7.5
Amortization of intangible assets	0.1	—
Total costs and expenses	87.6	94.0

Operating income	12.4	6.0

Total other income (expense) – net	(0.7)	0.1

Income before income tax provision and minority interest	11.7	6.1

Income tax provision	2.7	—
Minority interest	(0.9)	0.3

Net income	8.1%	6.4%
Gross margin on product sales	40.6%	37.3%

THREE MONTHS ENDED MARCH 31, 2004 AND 2005

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained in the Revenue Recognition section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under Critical Accounting Policies and Estimates.

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the three months ended March 31,
	2004	2005

Light source systems:
Revenue (1)	$52,661	$48,536
Units sold	64	48
Average selling price	$827	$1,009

Consumable and spare parts and service products	$35,210	36,073
Other revenue	$50	$201

Total revenue	$87,921	$84,810

(1)          Excluding deferred light source revenue of $270,000 and $87,000 that was recognized in the three months ended March 31, 2004 and 2005, respectively.  We have one arrangement where a portion of the light source system fee is not payable until the system is installed successfully at the end-user.

Product sales decreased 4% from $87.9 million for the three months ended March 31, 2004 to $84.6 million for the three months ended March 31, 2005, primarily due to a 8% decrease in light source system revenue from $52.7 million for the three months ended March 31, 2004 to $48.5 million for the three months ended March 31, 2005.  A total of 64 light source systems were sold in the three months ended March 31, 2004 at an average selling price of $827,000, compared to 48 systems sold in the three months ended March 31, 2005 at an average selling price of $1.0 million.  On a foreign currency adjusted basis, the average selling price for the three months ended March 31, 2004 was $805,000 compared to $994,000 for the three months ended March 31, 2005. The increase in the average selling price from period to period reflects the shift in the product mix from capacity driven lower priced KrF products in the three months ended March 31, 2004 to higher priced ArF products in the same three-month period in 2005.  This decrease in product sales was partially offset by a 3% increase in sales of consumable and spare parts and service products from $35.2 million for the three months ended March 31, 2004 to $36.1 million for the three months ended March 31, 2005.  Included in the sales of consumable and spare parts and service revenues for the three months ended March 31, 2005 are revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers. These revenues totaled $5.3 million for the three months ended March 31, 2005 and there were no such revenues recorded in the three months period ended March 31, 2004 due to the timing in 2004 of our correction in accounting treatment for these refurbishment activities. See further discussion on change in accounting method for refurbishment activities under Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations under Critical Accounting Policies. Revenues from funded development contracts were $50,000 for the three months ended March 31, 2004, compared to $201,000 for the three months ended March 31, 2005.

Our backlog at March 31, 2004 was $105.5 million compared to $75.8 million at March 31, 2005.  Bookings for the three months ended March 31, 2004 and March 31, 2005 were $89.6 million and $81.5 million, respectively.  The book-to-bill ratio for the quarter ended March 31, 2004 was 1.02 compared to 0.96 for the quarter ended March 31, 2005.  The decrease in bookings was primarily due to reduced orders of light source systems in the first quarter 2005 compared to the first quarter of 2004. The first quarter of 2004 bookings reflected the brief upturn in the semiconductor industry that began early in 2004 whereas the first quarter of 2005 orders reflect the industry slowdown.  The decrease in the book-to-bill ratio was a result of the industry slowdown at the end of 2004. During the industry cycles, we closely monitor our book-to-bills so that we achieve near unity on this ratio even during such slowdowns.

We installed 65 light sources at chipmakers and other end-users during the quarter ended March 31, 2004 as compared to 67 light sources installed during the quarter ended March 31, 2005.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 31%, 20% and 19%, respectively, of total revenue for the three months ended March 31, 2004, and 29%, 7% and 29%, respectively, of total revenue for the three months ended March 31, 2005.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 87% and 84% of our sales for the three months ended March 31, 2004 and 2005, respectively, were derived from customers outside the United States.  We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 38% and 36% of total revenues for the three months ended March 31, 2004 and 2005, respectively.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our net sales.

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

The cost of product sales increased 2% from $52.2 million for the three months ended March 31, 2004 to $53.0 million for the three months ended March 31, 2005, respectively. This increase in the costs of product sales is primarily due to the change in our accounting treatment for parts used in our refurbishment manufacturing processes and the classification of these transactions as revenue rather than a credit to cost of product sales. This increase in the cost of product sales was offset by the overall decrease in product sales from period to period.

The gross margin on product sales was 41% for the three months ended March 31, 2004 as compared to 37% for the three months ended March 31, 2005.  This lower gross margin for the three months ended March 31, 2005 was primarily due to reduced factory loading which was caused by us reducing our inventory levels, including our field spares inventories.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses were offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 18% from $12.4 million for the three months ended March 31, 2004 to $14.6 million for the three months ended March 31, 2005, due primarily to costs associated with our EUV light source development and new business opportunity development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $1.6 million for each of the three months ended March 31, 2004 and 2005.  In addition to our development of EUV, we also continued to focus on next generation ArF products based on the XL platform and next generation KrF products.  As a percentage of total revenues, research and development expenses increased from 14.1% for the three months ended March 31, 2004 to 17.2% for the three months ended March 31, 2005 due primarily to increased costs and lower revenues in the first three months of 2005 compared to the same period in 2004.  We expect research and development expenses to increase slightly in dollar spending next quarter due to our spending on EUV development and other product development opportunity investigations such as flat panel process tools.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses remained flat at $5.8 million for each of the three months ended March 31, 2004 and 2005.  As a percentage of total revenues, such sales and marketing expenses increased from 6.6% for the three months ended March 31, 2004 to 6.8% for the three months ended March 31, 2005.  We anticipate sales and marketing expenses to remain relatively flat in dollar spending in the second quarter of 2005.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses decreased 5% from $6.6 million for the three months ended March 31, 2004 to $6.3 million for the three months ended March 31, 2005 primarily due to the receipt of rent payments in the first quarter of 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004. In addition, in the first quarter of 2005, we reversed $196,000 of costs previously accrued for unused lease space associated with our subleasing activities for one of these San Diego facilities.  This decrease in general and administration expenses was partially offset by additional external audit fees associated with our compliance with the internal control requirements under Section 404 of the Sarbanes-Oxley Act.  As a percentage of total revenues, such expenses were 7.5% for each of the three months ended March 31, 2004 and 2005. We anticipate general and administrative expenses to remain relatively flat in dollar spending in the second quarter of 2005.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $40,000 and $20,000 for the three months ended March 31, 2004 and 2005, respectively. This amortization of intangible assets expense relates to the existing technology associated with the acquisition of Active Control eXperts, Inc., which was completed in early 2001. Costs associated with these identifiable intangibles were fully amortized as of March 31, 2005.  Amortization expense for patents which is included in research and development expenses and cost of product sales was $593,000 for each of the three months ended March 31, 2004 and 2005.

Total Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the United States dollar.  Net other expense totaled $606,000 for the three months ended March 31, 2004, compared to net other income of $80,000 for the three months ended March 31, 2005.  The change from net other expense to net other income was primarily due to an increase in interest income and a decrease in interest expense from period to period. The increase in interest income from 2004 to 2005 reflects higher market interest rates for our short-term and long-term investments. The decrease in interest expense from period to period is due to our lower debt balances as a result of the repurchase of notes that we made in the third quarter of 2004. Foreign currency exchange gains totaled $54,000, interest income totaled $1.9 million and interest expense totaled $2.6 million for the three months ended March 31, 2004, compared to a foreign currency exchange loss of $194,000, interest income of $2.4 million and interest expense of $2.1 million for the three months ended March 31, 2005.

Income Tax Provision.  The tax provision of $2.4 million and $0 million for the three months ended March 31, 2004 and 2005, respectively, reflects an annual effective rate of 23% and 0%,

respectively. The change in the annual effective tax rate during the three months ended March 31, 2005  from a provision rate of 23% to a provision rate of 0% was primarily attributable to the decrease in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income.  The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006.  The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199. The benefit is available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes is comparable for years in which we have taxable income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had approximately $139.5 million in cash and cash equivalents, $180.2 million in short-term investments, $87.0 million in long-term investments, and $435.0 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These 2002 notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  As of March 31, 2005, there were $200.8 million principal amount of 2002 notes outstanding.

Net cash provided by operating activities was approximately $1.7 million and $44.5 million for the first three months ended March 31, 2004 and 2005, respectively. The increase in cash provided by operating activities from period to period was primarily attributable to significant decreases in accounts receivable and inventory in the three months ended March 31, 2005 compared to increases in both for the same three-month period in 2004. The decrease in accounts receivable reflects collections we made on our receivable balances that were outstanding at December 31, 2004. In the fourth quarter of 2004, we recorded a higher number of product shipments than normal in the last month of the quarter, causing accounts receivable to increase at December 31, 2004. The decrease in inventory reflects the reduction in our spares and consumables inventory as result of our ongoing initiative to reduce inventory and increase inventory turns.

Net cash used in investing activities was approximately $17.2 million and $13.0 million for the three months ended March 31, 2004 and 2005, respectively. Net cash used in investing activities for the three months ended March 31, 2004 was due primarily to the timing of short-term and long-term investments maturing and being reinvested during the quarter, a $6.0 million payment to acquire certain patents, a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary, and the acquisition of property and equipment in the amount of $4.4 million. Net cash used in investing activities for the three months ended March 31, 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $5.2 million of property and equipment.

Net cash provided by financing activities was approximately $8.1 million for the three months ended March 31, 2004 compared to cash used in financing activities of $6.7 million for the three months ended March 31, 2005. Net cash provided by financing activities for the three months ended March 31, 2004 reflects proceeds received from the exercise of employee stock options totaling $8.1 million. Net cash used in financing activities for the three months ended March 31, 2005 reflects the purchase of treasury stock of $8.3 million, partially offset by proceeds received from the exercise of employee stock options totaling $1.6 million.

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

At March 31, 2004 and 2005, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

SUBSEQUENT EVENTS

As of March 31, 2005 we had $200.8 million principal amount of convertible subordinated notes outstanding. From April 1, 2005 through May 4,  2005, we repurchased, at a discount to par, $16.9 million principal amount of these notes.

Stock Repurchase Program.  On January 27, 2005, we announced that our board of directors had authorized us to repurchase up to $50,000,000 of our common stock.  The purchases will be made from time to time in the open market or in privately negotiated transactions. The program may be discontinued at any time. Total purchases through March 31, 2005 were $8.3 million or 292,841 shares under this program. From April 1, 2005 through May 4,  2005, we purchased $20.2 million or 811,995 shares under our stock repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method.  On April 14, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R. The deferral allows companies to adopt the provisions of SFAS No. 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, we plan to adopt SFAS No. 123R as of the beginning of the first quarter of 2006.

We are currently evaluating the impact and implementation of SFAS No.123R and how this new pronouncement will effect our consolidated financial statements. Our evaluation includes a determination on how future stock awards will be valued based on an appropriate fair value model upon adoption of SFAS No. 123R as well as the impact of stock compensation expense associated with unvested stock options which are outstanding as of December 31, 2005.  In addition, as a result of the amendment to our ESPP, effective May 1, 2005, our ESPP will be a non-compensatory plan, and, therefore, no stock compensation expense will be recorded under the ESPP upon the adoption of SFAS No. 123R.  We are also required to elect the transition method that we will use as part of the adoption of SFAS No. 123R. The allowed transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and awards prospectively at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would require us to record compensation expense for all unvested stock options and awards beginning with the first period restated. We plan to elect to use the prospective transition method in our adoption of SFAS No. 123R and to adopt effective January 1, 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151),  “Inventory Costs, an amendment of AB 43, Chapter 4”.  This statement amends Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We are still assessing the impact that the adoption of SFAS No. 151 will have on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153), “Exchange of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance.  The statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that SFAS No. 153 will have a material impact on our results of operations or cash flows.

FASB Staff Position No. 109-1 (“FSP No. 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, December 21, 2004, clarifies FASB Statement No. 109’s guidance that applies to the new deduction for qualified domestic production activities.  Specifically, FSP No. 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB Statement No. 109, not as a tax-rate reduction.  We will not take advantage of the benefit under Section 199 in 2005 due to the taxable income limitation.  We will comply with the accounting procedures at such time as it is applicable to the company.

FASB Staff Position No. 109-2 (“FSP No. 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”), December 21, 2004, provides accounting and disclosure guidance for the repatriation provision under the American Jobs Creation Act.  Congress and the Treasury Department have yet to issue clarifying language on key elements of the provision, which could impact our decision for repatriation of foreign earnings.  FSP No. 109-2 allows corporations additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  As provided for in FSP No. 109-2, we have not made any adjustments to our tax expense or deferred tax liability related to the repatriation provisions of the Act.

PCAOB Release No. 2004-015, Proposed Ethics and Independence Rules Concerning Independence, Tax Services, and Contingent Fees, December 4, 2004, proposes rules to promote the ethics and independence of registered public accounting firms that audit and review financial statements of U.S. public companies.  The rules would limit the tax services independent auditors could provide to their public company audit clients.  Specifically, the rules would prohibit contingent fee or commission arrangements; treat the firm as not independent if the firm provided assistance in planning or provided tax advice on potentially abusive tax transactions or provided tax services to certain senior officers of the audit client; and would require accounting firms to provide certain information to the audit committee of an audit client in connection with seeking pre-approval to provide non-prohibited tax services to the audit client. Our independent registered public accountant does not currently provide services to us, which are considered prohibited under the proposed guidelines. Based on initial analysis of the above requirements, we are currently in compliance with the proposed guidelines.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations and Interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not expect the adoption of FIN 47 will have a material impact on our results of operations or cash flows.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2005.

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

The semiconductor industry is cyclical in nature and historically has experienced periodic ups and downs and currently appears to be in a slowing period after a short upturn that followed a significant and prolonged downturn. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle or an industry slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

We believe the industry has slowed, particularly in regards to purchasing capacity driven semiconductor manufacturing equipment.  Therefore, we are not able to predict with any certainty the depth or duration of the apparent slowdown of the semiconductor industry or the timing and order of magnitude of any future recovery. The previous downturn had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by chipmakers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns and industry slowdowns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended March 31,
	2004	2005

ASM Lithography	31%	29%
Canon	20%	7%
Nikon	19%	29%

Total	70%	65%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	March 31,
	2004	2005

ASM Lithography	46%	36%
Canon	5%	4%
Nikon	31%	33%

Total	82%	73%

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

Our most significant product introduction in recent years consisted of a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called MOPA.  The MOPA design represents a paradigm shift from previously accepted lithography technology and offers chipmakers higher power, tighter bandwidth and lower cost of operation for their current – and is expected to offer the same benefits for their future – optical lithography applications.  As originally designed, the MOPA architecture was projected to provide its benefits across all three DUV wavelengths – 248 nm, 193 nm, and 157 nm – but at this time, the semiconductor industry has only adopted MOPA at the 193 nm wavelength, due to the successful extension of 248 nm single chamber technology, and the omission of 157 nm lithography from the roadmap.  There are risks inherent in the ongoing transition to the MOPA technology, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability and cost effectiveness of the new products and the development of a comparable product by our competitor.

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

Future technologies such as EUV, electron projection lithography, and maskless lithography may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings.

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  The FASB has issued SFAS No. 123R, of which the date of adoption was deferred by the SEC to be effective for annual periods beginning after June 15, 2005.  This new rule will require us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future operating results, financial condition and cash flows.

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

As of March 31, 2005, we owned 214 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to June 2023.  As of March 31, 2005, we had applied for 89 additional patents in the United States.  As of March 31, 2005, we owned 301 foreign patents and had 343 patent applications pending in various foreign countries.

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

Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in appropriate proceedings in the courts or the patent offices to determine the priority of inventions. These proceedings may determine that these third-party patent applications have priority over our patent applications. Loss of priority in these interference proceedings could result in substantial cost to us.

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

We have notified our competitor and others of our United States patent portfolio. Specifically, we have notified Komatsu that they may be infringing on some of our U.S. patents. We have discussed with Komatsu our claims against each other.  Komatsu challenged one of our U.S. patents in the United States Patent and Trademark Office (“USPTO”) but it was subsequently re-issued by the USPTO.  Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton.  We also have had discussions with Lambda-Physik (a subsidiary of Coherent, Inc.) regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

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

We registered the trademarks “CYMER” and “INSIST ON CYMER” and others in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

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

Many foreign government standards and regulations apply to our products.  These standards and regulations are always being amended.  Although we intend to meet all foreign standards and regulations, our products may not comply with these foreign government standards and regulations.  Further, it might not be cost effective for us to redesign our products to comply with these foreign government standards and regulations.  Our inability to design products to comply with foreign standards therefore could have a material adverse effect on our business.

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

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies. Such fluctuations have in some cases been unrelated to the operating performance of these companies. Severe price fluctuations in a company’s stock have frequently been followed by securities litigation.  Any such litigation can result in substantial costs and a diversion of management’s attention and resources and therefore could have a material adverse effect on our business, financial condition and results of operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct business in several international currencies through our global operations. Due to the large volume of our business that we conduct in Japan, the Japanese operation poses the greatest foreign currency risk.  We use financial instruments, principally forward contracts, to manage our foreign currency exposures. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen, as well as other foreign currency exposures including exposures related to intercompany debt.  We do not enter into forward contracts for speculative purposes.

As of March 31, 2005, we had outstanding forward contracts to buy U.S. $54.5 million for 5.7 billion yen under foreign currency exchange facilities with contract rates ranging from 101.1 yen to 110.0 yen per U.S. dollar.  These contracts expire on various dates through December 2005.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain (net of tax) for those that qualify for hedge accounting treatment totaled $1.1 million and $221,000, respectively, as of March 31, 2005.

The fair value of these forward contracts as of March 31, 2005 would have changed by $5.4 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 notes is payable on February 15 and August 15 of each year.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the 2002 notes on or after February 20, 2005, or earlier if the price of our common stock reaches certain levels. The 2002 notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004, we repurchased, at a discount to par, approximately $49.2 million of these 2002 notes.  As of March 31, 2005, $200.8 million principal amount of the 2002 notes were outstanding.  The fair value of such debt based on quoted market prices on March 31, 2005 was $189.7 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2005, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Changes in internal controls. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(c)

On January 27, 2005, we announced that our board of directors had authorized us to repurchase up to $50,000,000 of our common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time.

The following table provides information as of March 31, 2005 with respect to the shares of common stock repurchased by us during the first quarter of 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

February 9, 2005 —
February 17, 2005	292,841	$28.27	292,841	$41,712,856

Total	292,841		292,841

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

CYMER, INC.

Date: May 5, 2005	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)