Form 10-Q
period 2005-06-30
CYMER INC
filed 2005-08-03
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of Common Stock, with $0.001 par value, outstanding on July 29, 2005 was 35,492,216.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005

Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2005

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2005

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

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31,	June 30,
	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$114,246	$149,049
Short-term investments	175,866	134,473
Accounts receivable - net	110,680	71,032
Foreign currency forward exchange contracts	—	2,060
Inventories	110,022	90,350
Deferred income taxes	7,470	7,585
Prepaid expenses and other assets	5,726	5,085
Total current assets	524,010	459,634

PROPERTY AND EQUIPMENT - NET	123,548	118,606
LONG-TERM INVESTMENTS	84,561	58,810
DEFERRED INCOME TAXES	67,722	67,134
GOODWILL	8,358	8,358
INTANGIBLE ASSETS - NET	10,394	9,188
OTHER ASSETS	7,185	6,600
TOTAL ASSETS	$825,778	$728,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,949	$13,590
Accrued warranty and installation	28,546	27,712
Accrued payroll and benefits	16,284	11,954
Accrued patents, royalties and other fees	6,318	6,210
Foreign currency forward exchange contracts	1,901	—
Income taxes payable	10,397	10,478
Unearned income	6,152	4,428
Accrued and other current liabilities	4,456	3,734
Total current liabilities	88,003	78,106

CONVERTIBLE SUBORDINATED NOTES	200,753	140,722
DEFERRED INCOME TAXES	6,237	6,237
OTHER LIABILITIES	7,282	8,979
Total liabilities	302,275	234,044
MINORITY INTEREST	6,183	5,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 36,993,000 and 37,191,000 shares outstanding at December 31, 2004 and June 30, 2005, respectively	37	37
Additional paid-in capital	378,414	382,928
Treasury stock at cost (1,943,000 common shares)	—	(50,000)
Unearned compensation	(16)	—
Accumulated other comprehensive loss	(4,455)	(3,840)
Retained earnings	143,340	159,740
Total stockholders’ equity	517,320	488,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,778	$728,330

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005

REVENUES:
Product sales	$94,722	$95,797	$182,593	$180,406
Other	185	595	235	796
Total revenues	94,907	96,392	182,828	181,202

COSTS AND EXPENSES:
Cost of product sales	49,975	57,731	102,143	110,762
Research and development	14,832	16,937	27,202	31,541
Sales and marketing	5,879	6,777	11,702	12,551
General and administrative	8,154	6,022	14,769	12,326
Amortization of intangible assets	40	—	80	20
Total costs and expenses	78,880	87,467	155,896	167,200
OPERATING INCOME	16,027	8,925	26,932	14,002

OTHER INCOME (EXPENSE):
Foreign currency exchange loss - net	(399)	(573)	(345)	(767)
Gain on debt extinguishment	—	2,220	—	2,220
Interest and other income	1,603	2,597	3,499	4,998
Interest and other expense	(2,511)	(1,776)	(5,067)	(3,903)
Total other income (expense) - net	(1,307)	2,468	(1,913)	2,548

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	14,720	11,393	25,019	16,550

INCOME TAX PROVISION	3,386	912	5,754	912
MINORITY INTEREST	(1,133)	534	(1,908)	762
NET INCOME	$10,201	$11,015	$17,357	$16,400

EARNINGS PER SHARE:
Basic earnings per share	$0.28	$0.31	$0.47	$0.45
Weighted average common shares outstanding	36,735	35,841	36,661	36,360

Diluted earnings per share	$0.27	$0.30	$0.46	$0.45
Weighted average common and dilutive potential common shares outstanding	37,673	36,166	37,846	36,695

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended
	June 30,
	2004	2005

OPERATING ACTIVITIES:
Net income	$17,357	$16,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	—	(2,220)
Depreciation and amortization	13,949	14,440
Non-cash stock-based compensation	261	360
Amortization of unearned compensation	67	16
Minority interest	1,908	(762)
Provision for deferred income taxes	(490)	46
Loss on disposal and impairment of property and equipment	58	35
Change in assets and liabilities:
Accounts receivable - net	(26,009)	39,648
Foreign currency forward exchange contracts	(2,127)	(2,677)
Inventories	(17,776)	19,672
Prepaid expenses and other assets	(2,126)	(277)
Accounts payable	3,466	(359)
Accrued expenses and other liabilities	13,998	(5,451)
Income taxes payable	4,290	81
Net cash provided by operating activities	6,826	78,952

INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,140)	(7,849)
Purchases of investments	(195,602)	(201,673)
Proceeds from sold or matured investments	189,441	268,200
Acquisition of patents	(5,990)	—
Acquisition of minority interest	(2,000)	—
Net cash provided by (used in) investing activities	(22,291)	58,678

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,410	4,154
Redemption of convertible subordinated notes	—	(57,336)
Payments on capital lease obligations	(24)	(20)
Purchases of treasury stock	—	(50,000)
Net cash provided by (used in) financing activities	10,386	(103,202)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,847)	375
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,926)	34,803
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	110,632	114,246
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$103,706	$149,049

	For the six months ended
	June 30,
	2004	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,482	$4,324
Income taxes paid, net	$2,159	$1,569

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005

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

2.              STOCKHOLDERS’ EQUITY

Stock Repurchase Program.  On January 27, 2005, Cymer announced that its board of directors had authorized Cymer to repurchase up to $50 million of Cymer’s common stock in the open market or in privately negotiated transactions. Through June 30, 2005 Cymer had purchased 1,942,959 shares for $50 million, thereby completing the program.

Equity Incentive Plan.  On May 19, 2005, at Cymer’s annual meeting of stockholders, Cymer’s stockholders approved Cymer’s 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the grant or award of various equity incentives to Cymer’s employees, directors and consultants. Upon approval of the 2005 Plan by the stockholders, Cymer discontinued the use of its 1996 Stock Option Plan and 2000 Equity Incentive Plan for future equity awards.  A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan and provides for the issuance of incentive stock options, nonstatutory stock options,  stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards.

Employee Stock Purchase Plan. In February 2005, the board of directors approved an amendment to Cymer’s 1996 Employee Stock Purchase Plan (“ESPP”). Effective May 1, 2005, the amendment: a) changed duration of offering periods under the plan from 24 months to 6 months, b) reduced the discount to market price used to determine purchase price for shares of Cymer’s common stock under the plan from 15% to 5%, and c) eliminated the “lookback” feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period.

Accelerated Vesting of Stock Options.  In February 2005, Cymer’s board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable Cymer to eliminate recognizing in its statement of operations the compensation expense associated with these “out of the money” stock options in future periods, upon adoption of SFAS No. 123R in the first quarter of 2006.

Stock-Based Compensation. Cymer applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards Board No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Cymer accounts for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with Financial Accounting Interpretation 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status for the six months ended June 30, 2004 and 2005 was $252,000 and $356,000,  respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the six months ended June 30, 2004 and 2005 was $25.50 and $16.24, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For the risk free interest rate, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing ESPP shares.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Dividend yield	None	None	None	None
Volatility rate	79%	75%	79%	75%
Weighted average risk free interest rate:
Options	3.72%	3.87%	3.31%	3.89%
ESPP	1.55%	3.33%	1.55%	3.33%
Expected life:
Options	6 years	6 years	6 years	6 years
ESPP	.5 years	.5 years	.5years	.5 years

The following table compares earnings per share as reported by Cymer to the pro forma amounts that would have been reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Net income, as reported	$10,201	$11,015	$17,357	$16,400
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	122	188	202	340
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,706)	(2,053)	(9,210)	(15,951)

Pro forma net income	$5,617	$9,150	$8,349	$789

Earnings per share:
Basic - as reported	$0.28	$0.31	$0.47	$0.45
Basic - pro forma	$0.15	$0.26	$0.15	$0.02

Diluted - as reported	$0.27	$0.30	$0.46	$0.45
Diluted - pro forma	$0.15	$0.25	$0.15	$0.02

The acceleration of vesting of “out of the money” stock options in the six months ended June 30, 2005, contributed approximately $10.4 million of pro forma stock-based compensation expense during the six months ended June 30, 2005.

As a result of the amendment to Cymer’s ESPP as of May 1, 2005, this plan is a non-compensatory plan according to the valuation and disclosure requirements under SFAS No. 123.  Therefore, Cymer no longer calculates pro forma stock-based compensation expense for ESPP.

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Basic weighted average common shares outstanding	36,735	35,841	36,661	36,360

Effect of dilutive securities:
Warrants	23	—	37	—
Options	915	325	1,148	335

Diluted weighted average common and potential common shares outstanding	37,673	36,166	37,846	36,695

For the three months ended June 30, 2004 and 2005, weighted average options and warrants to purchase 2,959,000 and 5,706,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended June 30, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes of 5,000,000 and 3,451,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

For the six months ended June 30, 2004 and 2005, weighted average options and warrants to purchase 1,425,000 and 5,724,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the six months ended June 30, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes of 5,000,000 and 3,732,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consisted of the following as of December 31, 2004 and June 30, 2005 (in thousands):

	December 31,	June 30,
	2004	2005
INVENTORIES:
Raw materials	$48,131	$42,372
Work-in-progress	24,344	15,891
Finished goods	46,093	38,231
Allowance for excess and obsolete inventory	(8,546)	(6,144)
Total	$110,022	$90,350

5.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the six months ended June 30, 2005 (in thousands):

			Total unrealized	Total unrealized
			losses on	gains (losses) on	Accumulated
		Translation	available-for-sale	foreign currency	other
		adjustment,	investments,	forward exchange	comprehensive
		net of tax	net of tax	contracts, net of tax	loss

December 31, 2004	Balance	$(3,776)	$(224)	$(455)	$(4,455)
	Period net change	221	(364)	758	615
June 30, 2005	Balance	$(3,555)	$(588)	$303	$(3,840)

Comprehensive income consisted of the following components (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Net income	$10,201	$11,015	$17,357	$16,400

Foreign currency translation adjustments, net of tax	(1,235)	(64)	(1,089)	221
Unrealized gains (losses) on available for sale investments, net of tax	(1,006)	230	(1,194)	(364)
Unrealized gains on foreign currency forward exchange contracts, net of tax	1,124	82	1,186	758
Comprehensive income	$9,084	$11,263	$16,260	$17,015

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

In January 2004, Cymer entered into a research and development agreement with Intel Corporation (“Intel”). Under this agreement, Intel will provide Cymer a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources.  The funding from Intel under this agreement is milestone based and is netted against Cymer’s total research and development expenses in the period that the milestone is achieved.  Due to the complexity of the EUV technology, Cymer and Intel have regular communications on the milestones under the contract and the timing and requirements for their completion. The total funded amounts recorded under this agreement for the three months ended June 30, 2004 and 2005 were $1.6 million and $104,000, respectively.  Funding amounts recorded for the six months ended June 30, 2004 and 2005 were $2.4 million and $1.7 million, respectively.

In February 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology. Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008. The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Commencing with shipment of this first unit, Cymer will pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of product sales.  The methodology and amounts that will be recorded to cost of product sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of June 30, 2005.

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

The carrying amount of goodwill was $8.4 million as of December 31, 2004 and June 30, 2005.

Aggregate amortization expense for identifiable intangibles, excluding patents, was $80,000 and $20,000 for the six months ended June 30, 2004 and 2005, respectively. Costs associated with these identifiable intangibles, excluding patents, were fully amortized as of March 31, 2005 and thus, no additional amortization was recorded for the three months ended June 30, 2005.

Also included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001 and 2003.  As of December 31, 2004 and June 30, 2005, the net carrying amount of these patents was $10.4 million and $9.2 million, respectively.  Amortization expense for these patents which is included in research and development expenses and cost of product sales was $593,000 for each of the three months ended June 30, 2004 and 2005.  Amortization expense was $1.2 million in total for each of the six months ended June 30, 2004 and 2005.

As of June 30, 2005, future estimated amortization expense for these patents is expected to be as follows (in thousands):

Future
Amortization

Six months ending December 31, 2005	$1,186
Year ending December 31, 2006	$2,371
Year ending December 31, 2007	$2,371
Year ending December 31, 2008	$2,371
Year ending December 31, 2009	$889

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms vary by light source system model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment. Cymer also warrants consumables and spare parts sold to its customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods. On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for light source systems is reviewed monthly and determined using a statistical financial model, which considers actual historical expenses, and potential risks associated with Cymer’s different light source system models. This model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision.  The risk levels and historical cost information used within this model are reviewed throughout the year and updated as risk levels change over the light source system’s life cycle. The warranty provision for consumables and spares is determined using actual historical data. For both light source systems and consumables, if actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the six months ended June 30, 2005 (in thousands):

2005

Balance, December 31, 2004	$28,200
Liabilities accrued for warranties issued during the six months, net of adjustments and expirations	10,599
Warranty expenditures incurred during the six months	(11,594)
Balance, June 30, 2005	$27,205

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

9.              CONVERTIBLE SUBORDINATED NOTES

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009 with interest payable on February 15 and August 15 of each year. These notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. Cymer may redeem the 2002 Notes on or after February 20, 2005.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries.  As of December 31, 2004, Cymer had $200.8 million principal amount of convertible subordinated notes outstanding.  In the second quarter of 2005, Cymer repurchased, at a discount to par, $60.0 million principal amount of these notes. As a result of this repurchase, Cymer recognized a gain on debt extinguishment of $2.2 million for the six months ended June 30, 2005. As of June 30, 2005, Cymer had $140.7 million principal amount of convertible subordinated notes outstanding.

10.       COMMITMENTS AND CONTINGENCIES

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

11.       SUBSEQUENT EVENT

On July 15, 2005, Cymer entered into a Joint Venture Agreement (the “JV Agreement”) with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) the Swiss liability company that will be formed as part of the JV Agreement and named TCZ GmbH (“TCZ”).  TCZ is expected to develop, integrate, market and sell and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.  LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”.

TCZ will be owned 60% by Cymer and 40% by Zeiss.  As an initial capital contribution to TCZ, Cymer plans to contribute approximately $14.2 million in cash in the third quarter of 2005.  Cymer anticipates consolidating the financial position and results of operations of TCZ and reflecting Zeiss interest or ownership in TCZ as minority interest in the consolidated financial statements.  If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interests.

Once TCZ is formed, Cymer will enter into various agreements with TCZ.  Included in these agreements will be a long-term supply agreement which will allow Cymer to provide TCZ with components for TCZ’s products and an intellectual property agreement which will dictate the use of any intellectual property developed by Cymer for the JV.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to expected domestic and international product sales and development; research and development activities and expenditures; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and relationships with customers and third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning. These statements are predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results” and elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to all three lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. We are headquartered in San Diego, California where we develop and manufacture all of our light source systems.  As a large portion of our revenue is derived from customers located outside of the United

States, we maintain a manufacturing spares facility and field service office in Korea and field service and support offices in Japan, Taiwan, Singapore, the People’s Republic of China and the Netherlands. We also maintain field service offices in the United States to service our installed base of light sources located in the United States.

In July 2005, we announced that we are forming a joint venture with Zeiss. The joint venture is named TCZ GmbH and it will develop, integrate, market and sell and support production tools for the flat panel display manufacturing industry.  The joint venture will be headquartered in San Diego and will be owned 60% by us and 40% by Zeiss. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  We currently expect that TCZ will ship its first production tool, the TCZ 900X, in the second or third quarter of 2006, and we expect that TCZ will break even from a financial standpoint in 2008.

Products

Our current products primarily consist of photolithography light source systems, replacement parts and service.

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The DUV wavelengths are measured in nanometers (“nm”). One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248 nm light and Argon Fluoride (“ArF”) gases produce 193 nm light. The light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics. In the second quarter of 2005, we sold 56 light source systems at an average selling price of $940,000.

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

In addition to service contracts, we offer CymerOnLineTM,a diagnostic and performance software product, which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables usage.  CymerOnLine features a user-friendly browser-based interface, which features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

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

We were once again subjected to the volatility and swings in the semiconductor industry during the period from late 2003 through the end of 2004. In the latter half of 2003, we saw several indicators that the extended downturn in the semiconductor industry was coming to an end and that an upturn was in sight.  During the final months of 2003, we experienced strong order growth, and the chipmakers’ utilization of our DUV light sources exceeded the levels achieved in 2000, the peak of the last extended upturn.  As we entered 2004, these positive indicators translated into increased levels of shipments of our light source products and increased levels of overall revenue.  We experienced these higher revenue levels and revenue growth for the first nine months of 2004.  However, during the third quarter of 2004, though our business remained strong and we had received no order push outs, many semiconductor and equipment companies issued warnings about potential shortfalls in revenue and earnings.  Starting in September 2004 and continuing through the end of 2004, the utilization rates of our light sources experienced significant declines and we received notification of light source push outs from our direct customers.  By the end of 2004 and going into 2005, it was clear that the upturn in the semiconductor industry had been truncated and we had entered what appeared to be a slowdown in the industry.  Though this slowdown initially resulted in an increase in our uncertainty in the semiconductor industry and reduced our visibility and ability to forecast, more recent indicators have turned somewhat positive.

One of these positive indicators was a 14% increase in our total revenues in the second quarter of 2005 as compared to the first quarter of 2005.  Our revenues were higher than expected in the second quarter of 2005 due to stronger than forecasted demand for our consumables and spare parts.  In addition, the utilization rates of our light sources at chipmakers in the second quarter of 2005 was up over the levels recorded in the prior two quarters, and improved over the year-end 2004 levels in every region.  Overall semiconductor fab utilization picked up slightly to the 87% or 88% range in the second quarter from the mid 80% range in the first quarter of 2005.  Our most advanced technology products are currently the main driver of our light source system demand, and we expect that in the near term, it will continue to be a significant portion of our bookings.

There is currently little agreement among semiconductor industry experts about what the second half of 2005 holds, with estimates for equipment shipments ranging from between down slightly to up slightly.  Recently, some equipment companies have indicated that their businesses have leveled off and that they expect order levels to improve late this year.  While the increase in our light source system utilization rates in the second quarter of 2005 is encouraging, until overall semiconductor fab utilization is sustained at levels well above 90%, we would expect our business to be volatile and remain at or near its current levels.

During 2005 and going into 2006, we plan to continue to focus on improving asset management with particular emphasis on improving inventory management and increasing operating efficiency. We will also continue our efforts to generate a significant amount of cash and improve shareholder returns by achieving higher returns on assets, which includes increasing our inventory turns and return on invested capital during the year.  In addition, we will continue to explore opportunities on the most effective use of our cash, including the additional purchase of our own stock and convertible subordinated notes.

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

The inventory allowance totaled $8.5 million and $6.1 million at December 31, 2004 and June 30, 2005, respectively.  The decrease in this allowance from December 31, 2004 to June 30, 2005 was primarily due to the write-off of certain obsolete materials during the second quarter of 2005 and an overall decrease in inventory levels as of June 30, 2005.

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

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales.  Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods.  At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms vary by light source system model.  In general, the light source system warranty period ranges from 17 to 26 months after shipment.  We also warrant consumables and spare parts sold to our customers and the coverage period varies by spare part type as some types include time based warranty periods and others include usage based warranty periods.  On average, the warranty period for consumables and spare parts is approximately six months from the date of shipment. The warranty provision for light source systems is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, and potential risks associated with our different light source systems.  This model is then used to estimate future expenses related to warranty and the required warranty provision.  The risk levels and historical cost information used within this model are reviewed throughout the year and updated as risk levels change over the light source system’s life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks and require higher warranty provisions. The warranty provision for consumables and spare parts is determined by using actual historical data.

The total balance in the warranty provision accrual as of December 31, 2004 and June 30, 2005 was $28.2 million and $27.2 million, respectively.  This decrease from period to period is primarily due to a decrease in spares and consumable parts sales and a change in the overall mix of light source systems under warranty to those with lower warranty provision requirements.

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

A material adverse change in the outlook for worldwide lithography tool sales, the expected selling prices or profit margins for our products or our expected share of the global market for lithography light sources, could cause us to determine that a valuation allowance is needed for some or all of our deferred tax assets, and would result in an increase to our income tax provision in the period in which such determination is made.

Our results reflect the impact of the American Jobs Creation Act of 2004, which repealed the Extraterritorial Income Exclusion (“ETI”) subject to certain transition rules.  The ETI benefit is being replaced with a Manufacturing Activity deduction under Internal Revenue Code (“IRC”) Section 199, with a phase out of ETI benefits in 2005 and 2006.  Our estimated ETI benefit for 2005 reflects the transition rules. We will not take advantage of the Section 199 deduction in 2005 due to the taxable income limitation.

We have not provided U.S. federal income and foreign withholding taxes on $35.2 million of undistributed earnings from non-U.S. operations as of June 30, 2005 as it has been our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us.

Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of June 30, 2005.  However, we are still evaluating the impact of repatriation of foreign earnings under IRC Section 965. The American Jobs Creation Act of 2004, and IRC Section 965 allow a temporary 85% dividends received deduction on repatriated foreign earnings if the funds are reinvested in the United States.  FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act, allows companies additional time to evaluate whether foreign earnings will be repatriated under the provisions of the new law.  We are evaluating current regulatory guidance to determine what amount, if any, will be repatriated.  As such, at this time, we have not determined a range of potential repatriated amounts, if any. We expect to complete our analysis and determine what amount, if any, to repatriate by September 30, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Revenues:
Product sales	99.8%	99.4%	99.9%	99.6%
Other	0.2	0.6	0.1	0.4
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	52.6	59.9	55.9	61.1
Research and development	15.6	17.6	14.9	17.4
Sales and marketing	6.2	7.0	6.4	6.9
General and administrative	8.6	6.2	8.0	6.8
Amortization of intangible assets	0.1	—	0.1	—
Total costs and expenses	83.1	90.7	85.3	92.2

Operating income	16.9	9.3	14.7	7.8

Total other income (expense) - net	(1.4)	2.5	(1.0)	1.4

Income before income tax provision and minority interest	15.5	11.8	13.7	9.2

Income tax provision	3.5	1.0	3.2	0.5
Minority interest	(1.2)	0.6	(1.0)	0.4

Net income	10.8%	11.4%	9.5%	9.1%
Gross margin on product sales	47.2%	39.7%	44.1%	38.6%

THREE MONTHS ENDED JUNE 30, 2004 AND 2005

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained in the Revenue Recognition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Critical Accounting Policies and Estimates.

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the three months ended,
	June 30,
	2004	2005

Light source systems:
Revenue	$58,719	$54,797
Units sold	81	56
Average selling price (1)	$737	$940
Consumable and spare parts and service products	$36,003	$41,000
Other revenue	$185	$595

Total revenue	$94,907	$96,392

(1)          Calculation of average selling price includes $943,000 deferred light source revenue for the three months ended June 30, 2004 and excludes $2.2 million deferred light source revenue that was recognized for the three months ended June 30, 2005.  We have one arrangement where a portion of the light source system fee is not payable until the system is installed successfully at the end-user.

Product sales increased 1% from $94.7 million for the three months ended June 30, 2004 to $95.8 million for the three months ended June 30, 2005.  This slight increase in product sales was due to higher consumable and spare parts and service product revenues offset by lower light source system revenues during the three months ended June 30, 2005 as compared to the same period in 2004.  Revenues associated with our consumable and spare parts and service products increased 14% from $36.0 million for the three months ended June 30, 2004 to $41.0 million for the three months ended June 30, 2005.  Included in the consumable and spare parts and service revenues for the three months ended June 30, 2005 and making up a majority of the percentage increase are revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers. There were no such revenues recorded in the three months ended June 30, 2004 due to the timing in 2004 of our correction in accounting treatment for these refurbishment activities. See further discussion on change in accounting method for refurbishment activities under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Critical Accounting Policies and Estimates. This increase in consumables and spare parts revenue was offset by a 7% decrease in light source system revenue from $58.7 million for the three months ended June 30, 2004 to $54.8 million for the three months ended June 30, 2005.  A total of 81 light source systems were sold in the three months ended June 30, 2004 at an average selling price of $737,000, compared to 56 systems sold in the three months ended June 30, 2005 at an average selling price of $940,000.  On a foreign currency adjusted basis, the average selling price for the three months ended June 30, 2004 was $736,000 compared to $941,000 for the three months ended June 30, 2005. The increase in the average selling price from period to period reflects the shift in the product mix from capacity driven lower priced KrF products in the three months ended June 30, 2004 to higher priced technology buys of advanced ArF products in the same three-month period in 2005.  Revenues from funded development contracts were $185,000 for the three months ended June 30, 2004, compared to $595,000 for the three months ended June 30, 2005.

Our backlog at June 30, 2004 was $107.7 million compared to $75.6 million at June 30, 2005.  Bookings for the three months ended June 30, 2004 and June 30, 2005 were $97.1 million and $96.4 million, respectively.  The book-to-bill ratio for the quarter ended June 30, 2004 was 1.02 compared to 1.0 for the quarter ended June 30, 2005.  The decrease in the backlog from period to period is due to the condition of the semiconductor industry.  The backlog as of June 30, 2004 reflected the brief upturn in the semiconductor industry that began in early 2004, whereas the backlog as of June 30, 2005 reflects the slowdown and flattening of the semiconductor industry that started late in 2004.  The decrease in bookings was primarily due to reduced orders of light source systems offset by a higher level of orders for consumables and spare parts in the second quarter of 2005 as compared to the second quarter of 2004.

We installed 73 light sources at chipmakers and other end-users during the quarter ended June 30, 2004 as compared to 77 light sources installed during the quarter ended June 30, 2005.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 88% and 86% of our sales for the three months ended June 30, 2004 and 2005, respectively, were derived from customers outside the United States.  We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 35% and 29% of total revenues for the three months ended June 30, 2004 and 2005, respectively.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our net sales.

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

The cost of product sales increased 16% from $50.0 million for the three months ended June 30, 2004 to $57.7 million for the three months ended June 30, 2005, respectively. This increase in the costs of product sales is partly due to the change in our accounting treatment for parts used in our refurbishment manufacturing processes and the classification of these transactions as revenue rather than a credit to cost of product sales.  In addition, the increase in the cost of product sales from period to period is due to the shift in the product mix to higher cost systems and consumables and spare parts in the second quarter of 2005 as compared to the second quarter of 2004.

The gross margin on product sales was 47% for the three months ended June 30, 2004 as compared to 40% for the three months ended June 30, 2005.  This lower gross margin for the three months ended June 30, 2005 was due to our accounting change associated with refurbishment activities and the overall product mix of parts sold during the period.  In addition, gross margins were positively impacted in the second quarter of 2004 due to increased factory loading associated with the increase in spares inventory balances over the period, whereas margins were negatively impacted in the second quarter of 2005 due to reduced factory loading which resulted from our reducing our inventory levels.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses were offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 14% from $14.8 million for the three months ended June 30, 2004 to $16.9 million for the three months ended June 30, 2005, due primarily to costs associated with our EUV light source development and the timing of achievement of milestones under our EUV development agreement with Intel. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $2.1 million and $204,000 for the three months ended June 30, 2004 and 2005, respectively.  In addition to our development of EUV, we also continued to focus on next generation ArF products based on the XL platform, next generation KrF products and new business opportunity development.  As a percentage of total revenues, research and development expenses increased from 15.6% for the three months ended June 30, 2004 to 17.6% for the three months ended June 30, 2005 due primarily to increased costs and lower revenues in 2005 compared to the same period in 2004.  As a result of our decision to enter the flat panel display manufacturing tools market and the July 2005 announcement of our joint venture in support of this market opportunity, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 15% from $5.9 million for the three months ended June 30, 2004 to $6.8 million for the three months ended June 30, 2005. This increase in sales and marketing expenses from period to period primarily reflects increased sales expenses associated with chipmaker customers at our foreign locations in the second quarter of 2005. This increase in sales and marketing expenses was partially offset by decreased profit sharing and bonus expense from period to period.  As a percentage of total revenues, such sales and marketing expenses increased from 6.2% for the three months ended June 30, 2004 to 7.0% for the three months ended June 30, 2005.  As a result of the joint venture which we announced in July 2005, sales and marketing expenses going forward will include market development costs associated with the TCZ entity.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses decreased 26% from $8.2 million for the three months ended June 30, 2004 to $6.0 million for the three months ended June 30, 2005 primarily due to the receipt of rent payments in the second quarter of 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004.  In addition, there was a decrease in profit sharing and bonus expense from period to period.  As a percentage of total revenues, such expenses decreased from 8.6% for the three months ended June 30, 2004 to 6.2% for the three months ended June 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $40,000 for the three months ended June 30, 2004 and there were no such expenses for the same period in 2005. This amortization of intangible assets expense relates to the existing technology associated with the acquisition of Active Control eXperts, Inc. (“ACX”), which was completed in early 2001. Costs associated with these identifiable intangibles were fully amortized as of March 31, 2005, so no additional amortization associated with these assets will be recorded going forward.  Amortization expense for patents which is included in research and development expenses and cost of product sales was $593,000 in total for each of the three months ended June 30, 2004 and 2005.

Total Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the United States dollar.  Net other expense totaled $1.3 million for the three months ended June 30, 2004, compared to net other income of $2.5 million for the three months ended June 30, 2005.  The change from net other expense to net other income was primarily due to a $2.2 million gain on debt extinguishment recorded for the repurchase of $60.0 million principal amount of our convertible subordinated notes in the second quarter of 2005, and an increase in interest income and a decrease in interest expense from period to period. The increase in interest income from 2004 to 2005 reflects higher market interest rates for our short-term and long-term investments. The decrease in interest expense from period to period is due to our lower debt balances as a result of the repurchase of notes that we made in the third quarter of 2004 and the second quarter of 2005. Foreign currency exchange losses totaled $399,000, interest income totaled $1.6 million and interest expense totaled $2.5 million for the three months ended June 30, 2004, compared to a foreign currency exchange loss of $573,000, interest income of $2.6 million, interest expense of $1.8 million, and gain on debt extinguishment of $2.2 million for the three months ended June 30, 2005.

Income Tax Provision. The tax provision of $3.4 million and $912,000 for the three months ended June 30, 2004 and 2005, respectively, reflects an annual effective rate of 23% and 5.5%, respectively. Due to the 0% annual effective tax rate estimated for the first quarter of 2005, a year-to-date change in the tax provision was made in the second quarter of 2005.  This resulted in a quarterly tax rate of 8% for the three months ended June 30, 2005.  The change in the annual effective tax rate from period to period was primarily attributable to the decrease in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income.  The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006.  The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199. The benefit is available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes is comparable for years in which we have taxable income.

SIX MONTHS ENDED JUNE 30, 2004 AND 2005

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the six months ended,
	June 30,
	2004	2005

Light source systems:
Revenue	$111,380	$103,333
Units sold	145	104
Average selling price (1)	$777	$972

Consumable and spare parts and service products	$71,213	$77,073
Other revenue	$235	$796

Total revenue	$182,828	$181,202

(1)           Calculation of average selling price includes $1.2 million deferred light source revenue for the six months ended June 30, 2004 and excludes $2.2 million deferred light source revenue that was recognized for the six months ended June 30, 2005.  We have one arrangement where a portion of the light source system fee is not payable until the system is installed successfully at the end-user.

Product sales decreased 1% from $182.6 million for the six months ended June 30, 2004 to $180.4 million for the six months ended June 30, 2005, primarily due to a decrease in light source system sales which was offset by higher sales of consumables and spare parts and service products from period to period.  Light source system revenue decreased 7% from $111.4 million for the six months ended June 30, 2004 to $103.3 million for the six months ended June 30, 2005.  A total of 145 light source systems were sold in the six months ended June 30, 2004 at an average selling price of $777,000, compared to 104 systems sold in the six months ended June 30, 2005 at an average selling price of $972,000.  On a foreign currency adjusted basis, the average selling price for the six months ended June 30, 2004 was $767,000 compared to $966,000 for the six months ended June 30, 2005. The increase in the average selling price from period to period reflects the shift in the product mix from capacity driven lower priced KrF products in the six months ended June 30, 2004 to higher priced technology buys of advanced ArF products in the same six-month period in 2005.  The decrease in product sales was offset by an 8% increase in revenue associated with consumable and spare parts and service products from $71.2 million for the six months ended June 30, 2004 to $77.1 million for the six months ended June 30, 2005.  Included in the sales of consumable and spare parts and service revenues and making up the majority of the percentage change for the six months ended June 30, 2005 are revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers. There were no such revenues recorded in the six month period ended June 30, 2004 due to the timing in 2004 of our correction in accounting treatment for these refurbishment activities. Revenues from funded development contracts were $235,000 for the six months ended June 30, 2004, compared to $796,000 for the six months ended June 30, 2005.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 32%, 19% and 19%, respectively, of total revenue for the six months ended June 30, 2004, and 33%, 8% and 26%, respectively, of total revenue for the six months ended June 30, 2005.

Approximately 87% and 85% of our sales for the six months ended June 30, 2004 and 2005, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 37% and 33% of total revenues for the six months ended June 30, 2004 and 2005, respectively.

Cost of Product Sales.  The cost of product sales increased 8% from $102.1 million for the six months ended June 30, 2004 to $110.8 million for the six months ended June 30, 2005, respectively. This increase in the costs of product sales is primarily due to the change in our accounting treatment for parts used in our refurbishment manufacturing processes and the classification of these transactions as revenue rather than a credit to cost of product sales.

The gross margin on product sales was 44% for the six months ended June 30, 2004 as compared to 39% for the six months ended June 30, 2005.  This lower gross margin for the six months ended June 30, 2005 was primarily due to our accounting change associated with our refurbishment activities and reduced factory loading which was the result of our reducing our inventory levels.

Research and Development.  Research and development expenses increased 16% from $27.2 million for the six months ended June 30, 2004 to $31.5 million for the six months ended June 30, 2005 due primarily to costs associated with our EUV light source development and the timing of milestone achievements on our EUV development contract with Intel.  Research and development expenses were offset by amounts related to our externally funded research and development contracts of $3.6 million and $1.8 million for the six months ended June 30, 2004 and 2005, respectively.  In addition to our development of EUV, we also continued to focus on next generation ArF products based on the XL platform, next generation KrF products and new business opportunity development.  As a percentage of total revenues, research and development expenses increased from 14.9% for the six months ended June 30, 2004 to 17.4% for the six months ended June 30, 2005 due primarily to increased costs and lower revenues in the first six months of 2005 compared to the same period in 2004.

Sales and Marketing.  Sales and marketing expenses increased 8% from $11.7 million for the six months ended June 30, 2004 to $12.6 million for the six months ended June 30, 2005 due primarily to increased sales expenses associated with our chipmaker customers at our foreign locations offset by decreased profit sharing and bonus expenses recorded from period to period.   As a percentage of total revenues, such sales and marketing expenses increased from 6.4% for the six months ended June 30, 2004 to 6.9% for the six months ended June 30, 2005.

General and Administrative. General and administrative expenses decreased 17% from $14.8 million for the six months ended June 30, 2004 to $12.3 million for the six months ended June 30, 2005 primarily due to the receipt of rent payments in the first six months of 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004, and decreases in profit sharing and bonus expenses from period to period.  This decrease in general and administration expenses was partially offset by additional external audit fees associated with our compliance with the internal control requirements under Section 404 of the Sarbanes-Oxley Act.  As a percentage of total revenues, such expenses decreased from 8.0% for the six months ended June 30, 2004 to 6.8% for the six months ended June 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets totaled $80,000 and $20,000 for the six months ended June 30, 2004 and 2005, respectively. This amortization of intangible assets expense relates to the existing technology associated with the acquisition of ACX, which was completed in early 2001.  Amortization expense for patents which is included in research and development expenses and cost of product sales in total was $1.2 million for each of the six months ended June 30, 2004 and 2005.

Total Other Income (Expense) - Net.  Net other expense totaled $1.9 million for the six months ended June 30, 2004, compared to net other income of $2.5 million for the six months ended June 30, 2005.  The change from net other expense to net other income was primarily due to a $2.2 million gain on debt extinguishment recorded for the repurchase of $60.0 million principal amount of our convertible subordinated notes in the second quarter of 2005, an increase in interest income and a decrease in interest expense from period to period. The increase in interest income from 2004 to 2005 reflects higher market interest rates for our short-term and long-term investments. The decrease in interest expense from period to period is due to our lower debt balances as a result of the repurchase of notes that we made in the third quarter of 2004 and the second quarter of 2005. Foreign currency exchange losses totaled $345,000, interest income totaled $3.5 million and interest expense totaled $5.1 million for the six months ended June 30, 2004, compared to a foreign currency exchange loss of $767,000, interest income of $5.0 million, interest expense of $3.9 million and a gain on debt extinguishment of $2.2 million for the six months ended June 30, 2005.

Income Tax Provision.  The tax provision of $5.8 million and $912,000 for the six months ended June 30, 2004 and 2005, respectively, reflects an annual effective rate of 23% and 5.5%, respectively. The change in the annual effective tax rate from period to period was primarily attributable to the decrease in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income.  The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006.  The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199. The benefit is available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes is comparable for years in which we have taxable income.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had approximately $149.0 million in cash and cash equivalents, $134.5 million in short-term investments, $58.8 million in long-term investments, and $381.5 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These 2002 notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  Per the terms of the notes and based upon the approval of our board of directors, we have periodically purchased these notes in the open market.  As of June 30, 2005, there were $140.7 million principal amount of 2002 notes outstanding.

Net cash provided by operating activities was approximately $6.8 million and $79.0 million for the six months ended June 30, 2004 and 2005, respectively. The increase in cash provided by operating activities from period to period was primarily attributable to significant decreases in accounts receivable and inventory in the six months ended June 30, 2005 compared to increases in both for the same six-month period in 2004.  This increase to cash provided by operating activities from period to period was offset by decreases in accrued expenses and other liabilities in the six months ended June 30, 2005 compared to increases in these accrued expenses in the same six-month period in 2004. The decrease in accounts receivable reflects collections we made on our receivable balances that were outstanding at December 31, 2004. The fourth quarter 2004 sales activities were more back-end loaded than typical, causing the accounts receivable balance to increase at December 31, 2004. The decrease in inventory reflects the reduction in our field and factory inventory as result of our ongoing initiative to improve asset management by reducing inventory and increasing inventory turns.

Net cash used in investing activities was approximately $22.3 million for the six months ended June 30, 2004 compared to $58.7 million provided by investing activities for the six months ended June 30, 2005. Net cash used in investing activities for the six months ended June 30, 2004 was due primarily to the timing of short-term and long-term investments maturing and being reinvested during the quarter, a $6.0 million payment to acquire certain patents, a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary, and the acquisition of property and equipment in the amount of $8.1 million. Net cash provided by investing activities for the six months ended June 30, 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $7.8 million of property and equipment.

Net cash provided by financing activities was approximately $10.4 million for the six months ended June 30, 2004 compared to cash used in financing activities of $103.2 million for the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2004 reflects proceeds received from the exercise of employee stock options totaling $10.4 million. Net cash used in financing activities for the six months ended June 30, 2005 reflects the purchase of treasury stock of $50.0 million and the purchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par, in the second quarter of 2005.  The treasury stock and note purchases were partially offset by proceeds received from the exercise of employee stock options totaling $4.2 million during the six months ended June 30, 2005.

Since our initial public offering and a secondary public offering, both in 1996, we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.

We require substantial working capital to fund our business, particularly to finance inventories, including purchase orders with our vendors, accounts receivable, and for capital expenditures. In addition, we plan to contribute approximately $14.2 million in cash in the third quarter of 2005 as an initial contribution to the TCZ joint venture. Our future capital requirements depend on many factors, including our manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products. We believe that cash generated from operations along with the liquidity provided by our existing cash balances and short-term investments will be sufficient to sustain operations and provide for any potential future expansion of our business for at least the next 12 months.

At June 30, 2004 and 2005, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

SUBSEQUENT EVENT

On July 15, 2005, we entered into a Joint Venture Agreement (the “JV Agreement”) with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) the Swiss liability company that will be formed as part of the JV Agreement and named TCZ GmbH (“TCZ”).  TCZ is expected to develop, integrate, market and sell and support tools employing an excimer laser beam to induce crystallization of LTPS processing for the manufacture of flat panel displays.  LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”.

TCZ will be owned 60% by us and 40% by Zeiss.  As an initial capital contribution to TCZ, we plan to contribute approximately $14.2 million in cash in the third quarter of 2005.  We anticipate consolidating the financial position and results of operations of TCZ and reflecting the Zeiss interest or ownership in TCZ as minority interest in the consolidated financial statements.  If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interests.

Once TCZ is formed, we will enter into various agreements with TCZ.  Included in these agreements will be a long-term supply agreement which will allow us to provide TCZ with components for TCZ’s products and an intellectual property agreement which will dictate the use of any intellectual property developed by us for the JV.

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

We are currently evaluating the impact and implementation of SFAS No.123R and how this new pronouncement will effect our consolidated financial statements. Our evaluation includes a determination on how future stock awards will be valued based on an appropriate fair value model upon adoption of SFAS No. 123R as well as the impact of stock compensation expense associated with unvested stock options outstanding as of December 31, 2005.  In addition, as a result of the amendment to our ESPP, effective May 1, 2005, our ESPP is a non-compensatory plan under SFAS 123R, and, therefore, no stock compensation expense will be recorded under the ESPP upon the adoption of SFAS No. 123R.  We are also required to elect the transition method that we will use as part of the adoption of SFAS No. 123R. The allowed transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and awards prospectively at the beginning with the first quarter adoption of SFAS No. 123R, while the retroactive method would require us to record compensation expense for all unvested stock options and awards beginning with the first period restated. At this time, we plan to use the prospective transition method upon our adoption of SFAS No. 123R effective January 1, 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151),  “Inventory Costs, an amendment of ARB 43, Chapter 4”.  This statement amends Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We are still assessing the impact that the adoption of SFAS No. 151 will have on our consolidated financial statements.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, we will adopt the provisions of SFAS No. 154 for our fiscal year beginning January 1, 2006 as applicable. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47,  “Accounting for Conditional Asset Retirement Obligations and Interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not expect that the adoption of FIN 47 will have a material impact on our results of operations or cash flows.

PCAOB Release No. 2005-014, Ethics and Independence Rules Concerning Independence, Tax Services, and Contingent Fees, dated July 26, 2005, adopts rules to promote the ethics and independence of registered public accounting firms that audit and review financial statements of U.S. public companies.  The rules limit the tax services independent auditors could provide to their public company audit clients.  Specifically, the rules prohibit contingent fee or commission arrangements; treat the firm as not independent if the firm provided assistance in planning or provided tax advice on potentially abusive tax transactions or provided tax services to certain senior officers of the audit client; and require accounting firms to provide certain information to the audit committee of an audit client in connection with seeking pre-approval to provide non-prohibited tax services to the audit client. Our independent registered public accountant does not currently provide services to us, which are considered prohibited under the adopted guidelines. Based on our analysis of the adopted requirements, we are currently in compliance with the adopted guidelines.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ended June 30, 2005.

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

The semiconductor industry historically has experienced periodic ups and downs and currently appears to be in flux, with industry experts’ estimates for the second half of the year ranging between down slightly to up slightly. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle or an industry slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees.  In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.

We believe the industry has slowed or flattened, particularly in regards to purchasing capacity driven semiconductor manufacturing equipment.  Therefore, we are not able to predict with any certainty the duration of this slowdown or flattening of the semiconductor industry or the timing and order of magnitude of any future recovery. The previous downturn had a severe effect on the demand for semiconductor manufacturing equipment, including photolithography tools that our customers produce.  If overall market conditions deteriorate in the near term, our current operating levels may negatively impact our profitability. We believe that downturns in the semiconductor industry will occur periodically, and result in periodic decreases in demand for all semiconductor manufacturing equipment, including photolithography tools our customers manufacture. As a result, fluctuating levels of investment by chipmakers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Also, even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.  Accordingly, these downturns and industry slowdowns are likely to continue to adversely affect our business, financial condition and operating results and our operating results may fall below the expectations of public market analysts or investors in some future quarter or quarters. Such failure to meet operating result expectations would materially adversely affect the price of our common stock.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended
	June 30,
	2004	2005

ASM Lithography	32%	33%
Canon	19%	8%
Nikon	19%	26%

Total	70%	67%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	June 30,
	2004	2005

ASM Lithography	46%	48%
Canon	5%	6%
Nikon	31%	16%

Total	82%	70%

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

Our only current product line is excimer light source systems, including KrF and ArF systems, and support, including consumables and service support.  We expect these light source systems and support to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools.

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

We may acquire a business or enter a new market that will involve numerous risks.  We may not be able to address these risks successfully without substantial expense, delay or other operational and financial challenges.

The risks involved with acquiring a new company, forming a joint venture, or entering a new market include the following:

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

•                  the cost associated with acquisitions and joint ventures and the integration of acquired operations;

•                  the cost associated with developing, marketing, introducing and supporting a new product in a new market;

•                  failure to commercialize purchased technologies;

•                  ability of the acquired companies, joint ventures or new markets to meet their financial projections;

•                  assumption of unknown liabilities or other unanticipated events or circumstances; and

•                  compliance with the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules and new accounting pronouncements as they relate to the new company or joint venture.

Mergers, acquisitions and joint ventures as well as entering new markets are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business.  In July 2005, we announced the formation of a joint venture with Zeiss named TCZ GmbH, to produce tools for the manufacture of flat panel displays.  This is a new market for both Cymer and Zeiss and may involve numerous risks.  Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire, joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

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

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  The FASB has issued SFAS No. 123R, of which the date of adoption was deferred by the SEC to be effective for annual periods beginning after June 15, 2005.  This new rule will require us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans has made it more difficult and expensive for us to grant options to employees,  which has resulted in changes to our equity compensation strategy, including a reduction in the number of stock options granted to employees. In the future, we may be required to offer alternative cash compensation arrangements to employees to replace these stock option programs. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules and alternative cash compensation programs may adversely impact our future operating results, financial condition and cash flows.

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

As of June 30, 2005, we owned 222 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2023.  As of June 30, 2005, we had applied for 96 additional patents in the United States.  As of June 30, 2005, we owned 306 foreign patents and had 329 patent applications pending in various foreign countries.

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

Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our discussions with Komatsu, they also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu’s United States patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

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

We are exposed to risks related to the fluctuations in the currency exchange rates for all foreign currencies in which we do business, but particularly for the Japanese yen.

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

As of June 30, 2005, we had outstanding forward contracts to buy U.S. $39.5 million for 4.1 billion yen under foreign currency exchange facilities with contract rates ranging from 101.2 yen to 110.0 yen per U.S. dollar.  These contracts expire on various dates through February 2006.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain (net of tax) for those that qualify for hedge accounting treatment totaled $2.1 million and $303,000, respectively, as of June 30, 2005.

The fair value of these forward contracts as of June 30, 2005 would have fluctuated by $3.9 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 notes is payable on February 15 and August 15 of each year.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the 2002 notes on or after February 20, 2005, or earlier if the price of our common stock reaches certain levels. The 2002 notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and second quarter of 2005, we repurchased, at a discount to par, approximately $49.2 million and $60.0 million principal amount, respectively, of these 2002 notes.  As of June 30, 2005, $140.7 million principal amount of the 2002 notes were outstanding.  The fair value of such debt based on quoted market prices on June 30, 2005 was $127.0 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

On January 27, 2005, we announced that our board of directors had authorized us to repurchase up to $50,000,000 of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time.

The following table provides information with respect to the shares of common stock repurchased by us during the six months ended June 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2005 to January 31, 2005	—	—	—	$50	Million
February 1, 2005 to February 28, 2005	292,841	$28.27	292,841	$41.7	Million
March 1, 2005 to March 31, 2005	—	—	—	$41.7	Million
April 1, 2005 to April 30, 2005	559,195	$24.93	559,195	$27.8	Million
May 1, 2005 to May 31, 2005	1,090,923	$25.41	1,090,923	—
June 1, 2005 to June 30, 2005	—	—	—	—
Total	1,942,959	$25.70	1,942,959

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 19, 2005. Out of 36,815,509 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 33,692,792 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

Proposal 1. The election of the following eight directors to serve for one year. The votes for the nominated directors were as follows:

Director’s Name	Votes For	Votes Withheld

Charles J. Abbe	32,322,151	1,370,641
Robert R. Akins	30,651,370	3,041,422
Edward H. Braun	32,331,148	1,361,644
Michael R. Gaulke	32,139,205	1,553,587
William G. Oldham	32,521,687	1,171,105
Peter J. Simone	20,857,140	12,835,652
Young K. Sohn	32,329,201	1,363,591
Jon D. Tompkins	32,162,916	1,529,876

Proposal 2.  Approval of Cymer’s 2005 Equity Incentive Plan.  22,099,353 votes were cast for approval, 6,717,999 votes were cast against, 39,408 votes were abstained and there were 4,836,032 broker non-votes.

Proposal 3.  Ratification of the selection of KPMG LLP as the independent auditors of Cymer for the year ending December 31, 2005.  31,186,114 votes were cast for approval, 2,491,650 votes were cast against, 15,028 votes were abstained and there were no broker non-votes.

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

CYMER, INC.

Date: August 3, 2005	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)