Form 10-Q
period 2005-09-30
CYMER INC
filed 2005-11-02
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐            No ☒

The number of shares of Common Stock, with $0.001 par value, outstanding on October 27, 2005 was 35,715,978.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

INDEX

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005

Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005

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

SIGNATURES

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In thousands, except share data)

	December 31,	September 30,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,246	$152,268
Short-term investments	175,866	164,458
Accounts receivable - net	110,680	84,057
Foreign currency forward exchange contracts	—	2,175
Inventories	110,022	86,153
Deferred income taxes	7,470	7,668
Prepaid expenses and other assets	5,726	7,012
Total current assets	524,010	503,791

PROPERTY AND EQUIPMENT - NET	123,548	119,224
LONG-TERM INVESTMENTS	84,561	48,296
DEFERRED INCOME TAXES	67,722	67,749
GOODWILL	8,358	8,358
INTANGIBLE ASSETS - NET	10,394	8,595
OTHER ASSETS	7,185	6,588
TOTAL ASSETS	$825,778	$762,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,949	$18,043
Accrued warranty and installation	28,546	27,343
Accrued payroll and benefits	16,284	12,210
Accrued patents, royalties and other fees	6,318	7,308
Foreign currency forward exchange contracts	1,901	—
Income taxes payable	10,397	10,506
Unearned income	6,152	2,000
Accrued and other current liabilities	4,456	2,833
Total current liabilities	88,003	80,243
CONVERTIBLE SUBORDINATED NOTES	200,753	140,722
DEFERRED INCOME TAXES	6,237	6,237
OTHER LIABILITIES	7,282	9,889
Total liabilities	302,275	237,091
MINORITY INTEREST	6,183	15,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 36,993,000 and 37,550,000 shares outstanding at December 31, 2004 and September 30, 2005, respectively	37	38
Additional paid-in capital	378,414	392,006
Treasury stock at cost (1,943,000 common shares)	—	(50,000)
Unearned compensation	(16)	—
Accumulated other comprehensive loss	(4,455)	(4,812)
Retained earnings	143,340	172,424
Total stockholders’ equity	517,320	509,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,778	$762,601

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005

REVENUES:
Product sales	$106,751	$99,592	$289,344	$279,998
Other	389	61	624	857
Total revenues	107,140	99,653	289,968	280,855

COSTS AND EXPENSES:
Cost of product sales	56,120	57,480	158,263	168,242
Research and development	15,836	15,922	43,118	47,483
Sales and marketing	5,784	6,281	17,486	18,832
General and administrative	8,218	7,789	22,987	20,115
Total costs and expenses	85,958	87,472	241,854	254,672
OPERATING INCOME	21,182	12,181	48,114	26,183

OTHER INCOME (EXPENSE):
Foreign currency exchange loss - net	(928)	(165)	(1,273)	(932)
Gain on debt extinguishment	911	—	911	2,220
Interest and other income	2,401	2,693	5,900	7,691
Interest and other expense	(2,299)	(1,525)	(7,366)	(5,428)
Total other income (expense) - net	85	1,003	(1,828)	3,551

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	21,267	13,184	46,286	29,734
INCOME TAX PROVISION	5,818	1,187	11,572	2,099
MINORITY INTEREST	(28)	687	(1,936)	1,449
NET INCOME	$15,421	$12,684	$32,778	$29,084

EARNINGS PER SHARE:
Basic earnings per share	$0.42	$0.36	$0.89	$0.81
Weighted average common shares outstanding	36,788	35,501	36,704	36,070

Diluted earnings per share	$0.41	$0.35	$0.87	$0.80
Weighted average common and dilutive potential common shares outstanding	37,266	36,131	37,639	36,502

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended
	September 30,
	2004	2005

OPERATING ACTIVITIES:
Net income	$32,778	$29,084
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(911)	(2,220)
Depreciation and amortization	21,004	21,512
Non-cash stock-based compensation	141	953
Amortization of unearned compensation	98	16
Minority interest	1,936	(1,449)
Provision for deferred income taxes	(727)	22
Loss on disposal and impairment of property and equipment	61	54
Change in assets and liabilities:
Accounts receivable – net	(33,491)	26,623
Foreign currency forward exchange contracts	(2,247)	(2,952)
Inventories	(27,613)	23,869
Prepaid expenses and other assets	(2,299)	(2,388)
Accounts payable	3,835	4,094
Accrued expenses and other liabilities	13,266	(2,733)
Unearned income	3,626	(4,152)
Income taxes payable	9,185	109

Net cash provided by operating activities	18,642	90,442

INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,584)	(14,769)
Purchases of investments	(502,685)	(276,968)
Proceeds from sold or matured investments	562,170	323,612
Acquisition of patents	(5,990)	—
Acquisition of minority interest	(2,000)	—

Net cash provided by investing activities	36,911	31,875

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,430	12,639
Redemption of convertible subordinated notes	(47,407)	(57,336)
Cash investment received from minority shareholder	—	11,120
Payments on capital lease obligations	(36)	(20)
Purchases of treasury stock	—	(50,000)

Net cash used in financing activities	(36,013)	(83,597)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,345)	(698)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,195	38,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	110,632	114,246

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$128,827	$152,268

	For the nine months ended
	September 30,
	2004	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,949	$6,850
Income taxes paid, net	$2,650	$3,502

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three  and Nine Months Ended September 30, 2005

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

Principles of Consolidation – The consolidated financial statements include the accounts of Cymer, Inc., its wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and its majority-owned subsidiaries, Cymer Korea, Inc. (“Cymer Korea”) and TCZ GmbH (“TCZ”).  Cymer, Inc. owns 81% of Cymer Korea and 60% of TCZ.  Cymer Japan is currently the only subsidiary office of Cymer that sells excimer light source systems.  In addition, Cymer Japan provides field service to customers in the Japan region. Cymer Singapore, Cymer B.V., Cymer SEA, and Cymer PRC are field service offices for customers in those respective regions.  Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for that region. TCZ is currently developing and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.  All significant intercompany balances have been eliminated in consolidation.

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

Recent Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will instead require that such transactions be accounted for using a fair-value-based method.  In April 2005, the U.S. Securities and Exchange Commission (“SEC”) announced the deferral of the effective date of SFAS No. 123R.  The deferral allows companies to adopt the provisions of SFAS No. 123R beginning on the first annual period beginning after June 15, 2005.  Based on the new required adoption date, Cymer plans to adopt SFAS No. 123R as of the beginning of the first quarter of 2006.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.  As of December 31, 2004, $86.8 million of auction rate securities were reclassified from cash and cash equivalents to short-term investments.

2.              STOCKHOLDERS’ EQUITY

Stock Repurchase Program.  In January 2005, Cymer announced that its board of directors had authorized Cymer to repurchase up to $50 million of Cymer’s common stock in the open market or in privately negotiated transactions. Through May 31, 2005, Cymer had repurchased 1,942,959 shares for $50 million, thereby completing the program.

Equity Incentive Plan.  In May 2005, at Cymer’s annual meeting of stockholders, Cymer’s stockholders approved Cymer’s 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the grant or award of various equity incentives to Cymer’s employees, directors and consultants. Upon approval of the 2005 Plan by the stockholders, Cymer discontinued the use of its  1996 Stock Option Plan and 2000 Equity Incentive Plan for future equity awards.  A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan, which provides for the issuance of incentive stock options, nonstatutory stock options,  stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards. Options to purchase 296,600 shares were outstanding and 703,264 shares remained available for grants under the 2005 Plan as of September 30, 2005.

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

Stock-Based Compensation. Cymer applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” to account for its stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeds the exercise price. Employee-based stock compensation expense is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, Cymer has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Cymer accounts for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Cymer measures the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  Cymer accounts for changes in fair values between reporting dates in accordance with FASB Interpretation No. 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status during the nine months ended September 30, 2004 and 2005 was $126,000 and $949,000,  respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the nine months ended September 30, 2004 and 2005 was $24.07 and $17.70, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the assumptions noted below.  For the risk free interest rate, Cymer uses the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing ESPP shares.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005

Dividend yield	None	None	None	None
Volatility rate	79%	75%	79%	75%
Weighted average risk free interest rate:
Options	3.51%	4.04%	3.38%	3.95%
ESPP	2.28	N/A	1.55%	3.33%
Expected life:
Options	6 years	6 years	6 years	6 years
ESPP	.5 years	N/A	.5 years	.5 years

The following table compares earnings per share as reported by Cymer to the pro forma amounts that would have been reported had compensation expense been recognized for Cymer’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005

Net income, as reported	$15,421	$12,684	$32,778	$29,084
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(96)	546	106	886
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,126)	(2,889)	(13,336)	(18,840)
Pro forma net income	$11,199	$10,341	$19,548	$11,130
Earnings per share:
Basic - as reported	$0.42	$0.36	$0.89	$0.81
Basic - pro forma	$0.30	$0.29	$0.53	$0.31
Diluted - as reported	$0.41	$0.35	$0.87	$0.80
Diluted - pro forma	$0.30	$0.29	$0.52	$0.30

The acceleration of vesting of “out of the money” stock options in the nine months ended September 30, 2005, contributed approximately $10.4 million of pro forma stock-based compensation expense during the nine months ended September 30, 2005.

As a result of the amendment to Cymer’s ESPP as of May 1, 2005, this plan is a non-compensatory plan according to the valuation and disclosure requirements under SFAS No. 123.  Therefore, Cymer no longer calculates pro forma stock-based compensation expense for the ESPP.

3.              JOINT VENTURE AGREEMENT

In July 2005, Cymer entered into a Joint Venture Agreement (the “JV Agreement”) with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) TCZ, the Swiss liability company that was formed as part of the JV Agreement. TCZ is currently developing and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.  LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”.

TCZ is owned 60% by Cymer and 40% by Zeiss and earnings will be distributed according to the same percentages.  As an initial capital contribution to TCZ, Cymer  contributed certain intellectual property and approximately $14.2 million in cash in the third quarter of 2005.  Cymer consolidates the financial position and results of operations of TCZ and reflects Zeiss’ interest in TCZ as minority interest in the consolidated financial statements.  If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interests.

Although TCZ meets the definition of a separate operating segment under the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”) “Disclosures about Segments of an Enterprise and Related Information,” Cymer has not reported TCZ as a separate operating segment for the period ending September 30, 2005 as TCZ’s results did not exceed the established quantitative thresholds included in SFAS No. 131.”

As a result of the formation of TCZ, Cymer entered into various agreements with TCZ.  Included in these agreements was a long-term supply agreement which requires Cymer to provide TCZ with components for TCZ’s products and an intellectual property agreement which controls the use of any intellectual property developed by Cymer for the joint venture (“JV”).

4.              EARNINGS PER SHARE

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005

Basic weighted average common shares outstanding	36,788	35,501	36,704	36,070
Effect of dilutive securities:
Warrants	—	5	21	—
Options	478	625	914	432
Diluted weighted average common and potential common shares outstanding	37,266	36,131	37,639	36,502

For the three months ended September 30, 2004 and 2005, weighted average options and warrants to purchase 4,922,000 and 3,601,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended September 30, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes of 4,572,000 and 2,814,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

For the nine months ended September 30, 2004 and 2005, weighted average options and warrants to purchase 2,978,000 and 4,927,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the nine months ended September 30, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes of 4,856,000 and 3,423,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

5.              INVENTORIES

Inventories consisted of the following as of December 31, 2004 and September 30, 2005 (in thousands):

	December 31,	September 30,
	2004	2005
INVENTORIES:
Raw materials	$48,131	$39,774
Work-in-progress	24,344	15,743
Finished goods	46,093	37,086
Allowance for excess and obsolete inventory	(8,546)	(6,450)
Total	$110,022	$86,153

6.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the nine months ended September 30, 2005 (in thousands):

		Foreign	Total unrealized	Total unrealized
		currency	losses on	gains (losses) on	Accumulated
		translation	available-for-sale	foreign currency	other
		adjustment,	investments,	forward exchange	comprehensive
		net of tax	net of tax	contracts, net of tax	loss

December 31, 2004	Balance	$(3,776)	$(224)	$(455)	$(4,455)
	Period net change	(413)	(607)	663	(357)
September 30, 2005	Balance	$(4,189)	$(831)	$208	$(4,812)

Comprehensive income consisted of the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005

Net income	$15,421	$12,684	$32,778	$29,084

Foreign currency translation adjustments, net of tax	296	(634)	(793)	(413)
Unrealized losses on available-for-sale investments, net of tax	(119)	(243)	(1,313)	(607)
Unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	1,359	(95)	2,545	663
Comprehensive income	$16,957	$11,712	$33,217	$28,727

7.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

In January 2004, Cymer entered into a research and development agreement with Intel Corporation (“Intel”). Under this agreement, Intel will provide Cymer a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources.  The funding from Intel under this agreement is milestone based and is netted against Cymer’s total research and development expenses in the period that the milestone is achieved.  Due to the complexity of the EUV technology, Cymer and Intel have regular communications on the milestones under the contract and the timing and requirements for their completion. The total funded amounts recorded under this agreement for the three months ended September 30, 2004 and 2005 were $2.1 million and $104,000, respectively.  Funded amounts recorded for the nine months ended September 30, 2004 and 2005 were $4.5 million and $1.8 million, respectively.

In February 2004, Cymer entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology. Under the terms of this agreement, Cymer will pay license fees to Intel if Cymer is successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008. The license payments under this agreement are triggered in the quarter in which Cymer successfully ships the first complete high volume manufacturing EUV source system.  Commencing with shipment of this first unit, Cymer will pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to Cymer’s sale of EUV light source systems and, as a result, will be recorded as cost of product sales.  The methodology and amounts that will be recorded to cost of product sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of September 30, 2005.

8.              GOODWILL AND INTANGIBLE ASSETS

Cymer accounts for its goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, Cymer’s goodwill is subject to an annual impairment test. During the fourth quarter of 2004, Cymer completed its annual impairment test of goodwill and intangible assets, and concluded that no impairment of goodwill existed.  The carrying amount of goodwill was $8.4 million as of December 31, 2004 and September 30, 2005.

Included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001 and 2003.  As of December 31, 2004 and September 30, 2005, the net carrying amount of these patents was $10.4 million and $8.6 million, respectively.  Amortization expense for these patents which is included in research and development expenses and cost of product sales was $593,000 for each of the three months ended September 30, 2004 and 2005.  Amortization expense was $1.8 million in total for each of the nine months ended September 30, 2004 and 2005.

As of September 30, 2005, future estimated amortization expense for these patents is expected to be as follows (in thousands):

Future
Amortization

Three months ending December 31, 2005	$593
Year ending December 31, 2006	$2,371
Year ending December 31, 2007	$2,371
Year ending December 31, 2008	$2,371
Year ending December 31, 2009	$889

9.              GUARANTEES/WARRANTIES

Cymer adopted the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, during the quarter ended December 31, 2002 and adopted the recognition and measurement provisions as required after December 31, 2002.  FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this interpretation.

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

Product Warranties – Warranty provisions contained within Cymer’s customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms for light source systems and spares and consumable parts varies by light source system model.  Cymer records a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty provision for Cymer’s products is reviewed monthly and determined using a statistical financial model, which calculates actual historical expenses, product failure rates, and potential risks associated with Cymer’s different product models. This financial model is then used to calculate the future probable expenses related to warranty and the required level of the warranty provision. The risk levels, historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product’s life cycle. If actual warranty expenditures differ substantially from Cymer’s estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to Cymer’s warranty provision for the nine months ended September 30, 2005 (in thousands):

2005

Balance, December 31, 2004	$28,200
Liabilities accrued for warranties issued during the nine months, net of adjustments and expirations	17,332
Warranty expenditures incurred during the nine months	(18,757)
Balance, September 30, 2005	$26,775

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

As part of the supply agreement signed with TCZ in September 2005, Cymer agreed to indemnify TCZ against any infringement of the intellectual property rights of a third party arising from TCZ’s purchase of products from Cymer. Cymer will defend such actions at its own expense and will pay the cost and damage awarded in any such action provided that TCZ grants Cymer sole control of the defense and settlement of such action and also provides Cymer with information required for the defense and settlement of such action.

10.       CONVERTIBLE SUBORDINATED NOTES

In February 2002, Cymer issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009 with interest payable on February 15 and August 15 of each year. These notes are convertible into shares of Cymer common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. Cymer may redeem the 2002 Notes on or after February 20, 2005.  The 2002 Notes are subordinated to Cymer’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of Cymer’s subsidiaries. As of December 31, 2004, Cymer had $200.8 million principal amount of convertible subordinated notes outstanding.  In the second quarter of 2005, Cymer repurchased, at a discount to par, $60.0 million principal amount of these notes. As a result of this repurchase, Cymer recognized a gain on debt extinguishment of $2.2 million for the nine months ended September 30, 2005. As of September 30, 2005, Cymer had $140.7 million principal amount of convertible subordinated notes outstanding.

11.       RELATED PARTY TRANSACTIONS

As a result of the TCZ joint venture which was formed in July 2005, Zeiss is now a related party to Cymer.  In addition to transactions that occur between Cymer, Zeiss and TCZ related to the joint venture, Cymer also purchases certain optical parts directly from Zeiss and sells its light source system products to Zeiss periodically.  Cymer had an accounts receivable balance of $259,000 and an accounts payable balance of $4.2 million as of September 30, 2005 and revenue of $177,000 for the three months ended September 30, 2005, all of which were associated with these related party transactions with Zeiss.

12.       COMMITMENTS AND CONTINGENCIES

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; the impact of rising energy prices on consumer spending; expected domestic and international product sales and development; research and development activities and expenditures; adequacy of capital resources and investments; effects of business cycles in the semiconductor business; competitive positioning; and relationships with customers and third-party manufacturers for product manufacturing, and may contain words such as “believes,” “anticipates,” “expects,” and words of similar meaning. These statements are predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results” and  elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to all three lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. We are headquartered in San Diego, California where we develop and manufacture all of our light source systems.  As a large portion of our revenue is derived from customers located outside of the United States, we maintain a manufacturing spares facility and field service office in Korea and field service and support offices in Japan, Taiwan, Singapore, the People’s Republic of China and the Netherlands. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the United States to service our installed base of light sources located in the United States.

In July 2005, we entered into a joint venture agreement with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) the Swiss liability company that was formed as part of the JV Agreement and named TCZ GmbH (“TCZ”). LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”.  TCZ is currently developing, and will integrate, market and sell and support, production tools for the flat panel display manufacturing industry.  The joint venture is headquartered in San Diego and is owned 60% by us and 40% by Zeiss. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  We currently expect that TCZ will ship its first production tool, the TCZ 900X, in the second half of 2006, and we expect that TCZ will break even from a financial standpoint in 2008.

Products

Our current products primarily consist of photolithography light source systems, replacement parts and service.

Our photolithography light sources produce narrow bandwidth pulses of short wavelength light within the DUV spectrum. The DUV wavelengths are measured in nanometers (“nm”). One nanometer equals one billionth of a meter.  The light sources are referred to according to the gases mixed to produce the light or by the wavelength.  Krypton Fluoride (“KrF”) gases produce 248 nm light and Argon Fluoride (“ArF”) gases produce 193 nm light. These light sources permit very fine feature resolution for imaging the circuitry on the wafer and high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics. In the third quarter of 2005, we sold 55 light source systems at an average selling price of $944,000.

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

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods, some chipmakers request service contracts from us.  Additionally, we provide billable service or service contracts directly to the three semiconductor lithography tool manufacturers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Some of these contracts include replacement of consumable parts and non-consumable parts.

In addition to service contracts, we offer CymerOnLineTM, a diagnostic and performance software product, which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables usage.  CymerOnLine features a user-friendly browser-based interface, which features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs, and the activities of the last few years illustrate this cyclicality.  In 2000, the semiconductor industry experienced strong growth, which was followed by a three year decline from 2001 through late 2003. Growth resumed in the final quarter of 2003 and continued through the third quarter of 2004.  In the final quarter of 2004, the industry declined briefly, then leveled off early in 2005.  More recently, fab utilization rates have turned upward, and other business indicators have become more positive.  For example, a number of chipmakers have recently announced that they intend to increase their capital spending over the next year, and demand for certain kinds of memory chips is growing strongly.  Though these indicators are quite positive, the consensus among industry forecasters is that results for semiconductor capital equipment suppliers in 2006 will be flat or slightly better than 2005.

One positive indicator for us has been two sequential quarters of revenue growth in 2005, with total third quarter revenue up three percent over the second quarter, and second quarter revenue up 14% over the first quarter of 2005.  Our revenues were higher than expected in the third quarter of 2005 due to stronger than forecasted demand for our consumables and spare parts.  In addition, the utilization rates of our light sources at chipmakers in the third quarter of 2005 reached a record high level overall, and improved over the levels in previous quarters in every region.  Overall semiconductor fab utilization rose to about the 90% range in the third quarter from the 87% to 88% range in the second quarter of 2005.  Our most advanced technology products continue to be the main driver of our light source system demand, as they have been throughout 2005, and we expect that in the near term, they will continue to be a significant portion of our bookings.

At this time, there seems to be a growing industry consensus on the near-term future. Most  semiconductor equipment industry experts now say that, though revenue in the fourth quarter of 2005 could be slightly below revenue in the third quarter, they expect bookings to increase.  In terms of capital spending, they expect 2006 to be generally flat or slightly better than 2005.  We are particularly encouraged by the strong and growing demand for a particular kind of memory chip called NAND Flash, and the production opportunity it presents to enable the expansion of the market for a growing number of consumer video entertainment products.  More specific to our own industry, increasing fab utilization especially at foundries, growing demand for more capable flash memory, and tight capacity for critical and mid-critical layers on silicon wafers support our view that 2006 should be positive for equipment suppliers well-positioned to participate in these growth segments.  Our position as the leading supplier of light sources for advanced dry and immersion ArF lithography, the growth segment of the DUV market, makes us optimistic about our longer-term prospects.

On a macro-economic level, we have concerns about the impact that rising energy prices will have on consumer spending.  Consumers could respond to these price increases by reducing their spending on non-necessities such as electronic devices.  On the other hand, consumers could decide to spend more time at home in response to the increasing gasoline prices and invest more in home electronics.  Since our light sources are involved in the production of many electronic devices, we are uncertain how higher energy prices will affect our earnings in the near term.

During 2005 and going into 2006, we plan to continue to focus on improving asset management with particular emphasis on improving inventory management and increasing operating efficiency. We will also continue our efforts to generate a significant amount of cash and improve shareholder returns by achieving higher returns on assets, which includes increasing our inventory turns and return on invested capital during the year.  In addition, we will continue to explore opportunities on the most effective use of our cash, including the potential additional repurchase of our own stock and convertible subordinated notes.

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

•                  We do not recognize any revenue for light source systems prior to shipment.  We test the systems in environments similar to those used by our customers prior to shipment to ensure that they meet the customers’ specifications and will interface with the customers’ software.  Our installation obligations are perfunctory within the framework of Staff Accounting Bulletin No. 104 (“SAB 104”).  The shipping terms vary by customer for light source systems shipments.  The majority of light source shipment terms are F.O.B. shipping point and revenue is recognized upon shipment.  For those customers with F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to the customer.  One of our customers has an acceptance provision, which is satisfied by the issuance of an acceptance certificate following a visual inspection of the system by the customer. We do not recognize revenue on systems shipped to that customer until we receive the acceptance certificate.  We had one arrangement where a portion of the light source system fee was not payable until the system was successfully installed at the end-user.  In accordance with SAB 104, given the installation was not essential to the functionality of the system, we deferred this portion of the fee until the system was installed.  This arrangement expired in March 2005 for new light source system shipments but deferred amounts related to prior shipments were recognized to revenue through September 30, 2005.

•                  Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility.  For a significant portion of our spare parts sales, our customers return the consumed assembly to us as part of the sale of a new part.  We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies.  As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare part sales. Revenue associated with our customers’ return of core assemblies is recognized upon receipt of the returned core assembly.  The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly.

•                  Service and training revenue is generally recognized at the time that the services are rendered or the training class is completed.  Service contract revenues are generally recorded as revenue ratably over the life of the contract or per the specific terms of the agreement.

•                  For funded development contracts, which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved or per the terms of the contract.

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

The inventory allowance totaled $8.5 million and $6.5 million at December 31, 2004 and September 30, 2005, respectively. The decrease in this allowance from December 31, 2004 to September 30, 2005 was primarily due to the disposal of certain obsolete materials during 2005 and an overall decrease in inventory levels as of September 30, 2005.

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

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales.  Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods.  At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms for light source systems and consumable and spare parts varies by light source system model.  The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products.  This model is then used to estimate future expenses related to warranty and the required warranty provision.  The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product’s life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks and require higher warranty provisions.

The total balance in the warranty provision accrual as of December 31, 2004 and September 30, 2005 was $28.2 million and $26.8 million, respectively.  This decrease from period to period is primarily due to the overall mix of light source systems under warranty to those with lower warranty provision requirements and the higher number of light source systems at September 30, 2005 which were at the end of the warranty period.

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

We have not provided U.S. federal income and foreign withholding taxes on $34.6 million of undistributed earnings from non-U.S. operations as of September 30, 2005 as it has been our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us.

The American Jobs Creation Act of 2004 and IRC Section 965 allow a temporary 85% dividends received deduction on repatriated foreign earnings if the funds are reinvested in the United States.  We have evaluated the impact of repatriation of foreign earnings under IRC Section 965 and concluded that we will not repatriate any foreign earnings under these provisions.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues:
Product sales	99.6%	99.9%	99.8%	99.7%
Other	0.4	0.1	0.2	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of product sales	52.4	57.7	54.6	59.9
Research and development	14.8	16.0	14.9	16.9
Sales and marketing	5.4	6.3	6.0	6.7
General and administrative	7.7	7.8	7.9	7.2
Total costs and expenses	80.3	87.8	83.4	90.7
Operating income	19.7	12.2	16.6	9.3
Total other income (expense) - net	0.1	1.0	(0.6)	1.3
Income before income tax provision and minority interest	19.8	13.2	16.0	10.6
Income tax provision	5.4	1.2	4.0	0.7
Minority interest	—	0.7	(0.7)	0.5
Net income	14.4%	12.7%	11.3%	10.4%
Gross margin on product sales	47.4%	42.3%	45.3%	39.9%

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained in the Revenue Recognition section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Critical Accounting Policies and Estimates.

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the three months ended,
	September 30,
	2004	2005

Light source systems:
Revenue	$67,717	$53,848
Units sold	86	55
Average selling price (1)	$798	$944

Consumable and spare parts and service products	$39,034	$45,744
Other revenue	$389	$61
Total revenue	$107,140	$99,653

(1)          Calculation of average selling price includes $943,000 deferred light source revenue during the three months ended September 30, 2004 and excludes $1.9 million deferred light source revenue that was recognized for the three months ended September 30, 2005.  We had one arrangement where a portion of the light source system fee is not payable until the system is installed successfully at the end-user.  This arrangement expired in March 2005.

Product sales decreased 7% from $106.8 million for the three months ended September 30, 2004 to $99.6 million for the three months ended September 30, 2005.  This decrease in product sales was due to lower light source system revenues partially offset by higher consumable and spare parts and service product revenues during the three months ended September 30, 2005 as compared to the same period in 2004. Light source system revenues decreased 21% from $67.7 million for the three months ended September 30, 2004 to $53.8 million for the three months ended September 30, 2005.  A total of 86 light source systems were sold in the three months ended September 30, 2004 at an average selling price of $798,000, compared to 55 systems sold in the three months ended September 30, 2005 at an average selling price of $944,000.  On a foreign currency adjusted basis, the average selling price for the three months ended September 30, 2004 was $798,000 compared to $952,000 for the three months ended September 30, 2005. The increase in the average selling price from period to period reflected the shift in the product mix from capacity driven lower priced KrF products in the three months ended September 30, 2004 to higher priced technology buys of advanced ArF products in the same three-month period in 2005. The decrease in quantities of light source systems sold from period to period was due to the brief upturn in the semiconductor industry in 2004 compared to the slowdown and flattening of the industry in 2005. This decrease in light source system revenues from period to period was offset by a 17% increase in revenues associated with our consumable and spare parts and service products from $39.0 million for the three months ended September 30, 2004 to $45.7 million for the three months ended September 30, 2005.  Included in the consumable and spare parts and service revenues for the three months ended September 30, 2005 and making up a majority of the percentage increase were revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers. There were no such revenues recorded in the three months ended September 30, 2004 due to the timing in 2004 of our correction in accounting treatment for these refurbishment activities. See further discussion on change in accounting method for refurbishment activities under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Critical Accounting Policies and Estimates.  Revenues from funded development contracts were $389,000 for the three months ended September 30, 2004, compared to $61,000 for the three months ended September 30, 2005.  There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended September 30, 2005.

Our backlog at September 30, 2004 was $104.6 million compared to $73.8 million at September 30, 2005.  Bookings for the three months ended September 30, 2004 and September 30, 2005 were $104.0 million and $97.7 million, respectively.  The book-to-bill ratio for the quarter ended September 30, 2004 was 0.97 compared to 0.98 for the quarter ended September 30, 2005.  The decrease in the backlog from period to period is due to the condition of the semiconductor industry.  The backlog as of September 30, 2004 reflected the brief upturn in the semiconductor industry that began in early 2004, whereas the backlog as of September 30, 2005 reflected the slowdown and flattening of the semiconductor industry that started late in 2004.  The decrease in bookings was primarily due to reduced orders of light source systems offset by a higher level of orders for consumables and spare parts in the third quarter of 2005 as compared to the third quarter of 2004.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the United States.  Approximately 87% and 83% of our sales for the three months ended September 30, 2004 and 2005, respectively, were derived from customers outside the United States.  We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 31% of total revenues for both of the three months ended September 30, 2004 and 2005.  The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our net sales.

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

The cost of product sales increased 2% from $56.1 million for the three months ended September 30, 2004 to $57.5 million for the three months ended September 30, 2005, respectively. This slight increase in the costs of product sales was partly due to the change in our accounting treatment for parts used in our refurbishment manufacturing processes and the classification of these transactions as revenue rather than a credit to cost of product sales.  In addition, the increase in the cost of product sales from period to period was due to the shift in the product mix to higher cost light source systems and consumables and spare parts in the third quarter of 2005 as compared to the third quarter of 2004.

The gross margin on product sales was 47.4% for the three months ended September 30, 2004 as compared to 42.3% for the three months ended September 30, 2005.  This lower gross margin for the three months ended September 30, 2005 was due to our accounting change associated with refurbishment activities and the overall product mix of parts sold during the period.  The change in the accounting for our refurbishment activities accounted for approximately 4% of this gross margin decrease from period to period.  In addition, gross margins were positively impacted in the third quarter of 2004 due to increased factory yield and utilization,  whereas factory loading has leveled throughout 2005.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 1% from $15.8 million for the three months ended September 30, 2004 to $15.9 million for the three months ended September 30, 2005, due primarily to costs associated with our LTPS product development efforts and extreme ultraviolet (“EUV”) light source development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $2.4 million and $604,000 for the three months ended September 30, 2004 and 2005, respectively.  In addition to our development of EUV, we also continued to focus on next generation ArF products based on the XL platform, next generation KrF products and the LTPS product development efforts associated with the TCZ joint venture. As a percentage of total revenues, research and development expenses increased from 14.8% for the three months ended September 30, 2004 to 16.0% for the three months ended September 30, 2005 due primarily to lower revenues in 2005 compared to the same period in 2004.  As a result of our decision to enter the flat panel display manufacturing tools market with the formation of TCZ, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 9% from $5.8 million for the three months ended September 30, 2004 to $6.3 million for the three months ended September 30, 2005. This increase in sales and marketing expenses from period to period primarily reflects market development costs associated with the TCZ joint venture which was formed in the third quarter of 2005.  As a percentage of total revenues, such sales and marketing expenses increased from 5.4% for the three months ended September 30, 2004 to 6.3% for the three months ended September 30, 2005.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses decreased 5% from $8.2 million for the three months ended September 30, 2004 to $7.8 million for the three months ended September 30, 2005 primarily due to the receipt of rent payments in the third quarter of 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004. This was offset by stock-based compensation expense associated with non-employees and initial expenses associated with the TCZ joint venture during the three months ended September 30, 2005.  General and administrative expenses in the three months ended September 30, 2004 also included $1.4 million in costs associated with revisions of our estimates related to the timing and market rates for subleasing the San Diego and Boston facilities, which we exited in 2003. As a percentage of total revenues, general and administrative expenses increased slightly from 7.7% for the three months ended September 30, 2004 to 7.8% for the three months ended September 30, 2005.

Total Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the United States dollar.  Net other income totaled $85,000 for the three months ended September 30, 2004, compared to $1.0 million for the three months ended September 30, 2005.  The increase in net other income was primarily due to an increase in interest income, a decrease in interest expense, and a decrease in foreign currency exchange loss in the third quarter of 2005 compared to the same three-month period in 2004. The increase in interest income from 2004 to 2005 reflects higher market interest rates for our short-term and long-term investments. The decrease in interest expense from period to period is due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the third quarter of 2004 and the second quarter of 2005.  The foreign currency loss in the third quarter of 2004 reflects the loss of $1.1 million from the discontinuance of certain of our cash flow hedges during the period. Also included in the 2004 third quarter other income (expense) is a $911,000 gain on debt extinguishment which was recorded for the repurchase of $49.2 million principle of our notes and a $281,000 gain related to the sale of investments.  Foreign currency exchange losses totaled $928,000, interest income totaled $2.4 million, interest expense totaled $2.3 million and gain on debt extinguishment totaled $911,000 for the three months ended September 30, 2004, compared to a foreign currency exchange loss of $165,000, interest income of $2.7 million, and interest expense of $1.5 million for the three months ended September 30, 2005.

Income Tax Provision. The tax provision of $5.8 million and $1.2 million for the three months ended September 30, 2004 and 2005, respectively, reflected an annual effective rate of 27% and 9%, respectively.  The change in the annual effective tax rate from period to period was primarily attributable to the decrease in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income.  The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006.  The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits for 2005 and 2006.  Our estimated ETI benefit for 2005 reflects the transition rules.  We will not take advantage of the Section 199 deduction in 2005 due to the taxable income limitation.  The benefit is available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes will be comparable for years in which we have taxable income.  Due to the expected realization of anticipated discrete fourth quarter tax events, it is likely that our fourth quarter 2005 annualized effective tax rate will be a tax benefit, resulting in a full year annual tax rate for 2005 of approximately 0%.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the nine months ended,
	September 30,
	2004	2005

Light source systems:
Revenue	$179,097	$157,181
Units sold	231	159
Average selling price (1)	$785	$962

Consumable and spare parts and service products	$110,247	$122,817
Other revenue	$624	$857

Total revenue	$289,968	$280,855

(1)          Calculation of average selling price includes $2.2 million deferred light source revenue during the nine months ended September 30, 2004 and excludes $4.2 million deferred light source revenue that was recognized for the nine months ended September 30, 2005.  We had one arrangement where a portion of the light source system fee is not payable until the system is installed successfully at the end-user.  This arrangement expired in March 2005.

Product sales decreased 3% from $289.3 million for the nine months ended September 30, 2004 to $280.0 million for the nine months ended September 30, 2005, primarily due to a decrease in light source system sales which was offset by higher sales of consumable and spare parts and service products from period to period.  Light source system revenues decreased 12% from $179.1 million for the nine months ended September 30, 2004 to $157.2 million for the nine months ended September 30, 2005.  A total of 231 light source systems were sold in the nine months ended September 30, 2004 at an average selling price of $785,000, compared to 159 systems sold in the nine months ended September 30, 2005 at an average selling price of $962,000.  On a foreign currency adjusted basis, the average selling price for the nine months ended September 30, 2004 was $776,000 compared to $961,000 for the nine months ended September 30, 2005. The increase in the average selling price from period to period reflected the shift in the product mix from capacity driven lower priced KrF products in the nine months ended September 30, 2004 to higher priced technology buys of advanced ArF products in the same nine-month period in 2005. The decrease in light source system sales was offset by an 11% increase in revenue associated with consumable and spare parts and service products from $110.2 million for the nine months ended September 30, 2004 to $122.8 million for the nine months ended September 30, 2005.  Included in the sales of consumable and spare parts and service revenues and accounting for all of the increase for the nine months ended September 30, 2005 were revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers. There were no such revenues recorded in the nine month period ended September 30, 2004 due to the timing in 2004 of our correction in accounting treatment for these refurbishment activities. Revenues from funded development contracts were $624,000 for the nine months ended September 30, 2004, compared to $857,000 for the nine months ended September 30, 2005.  There were no revenues recorded or earned associated with the TCZ joint venture for the nine months ended September 30, 2005.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 35%, 14% and 21%, respectively, of total revenue for the nine months ended September 30, 2004, and 32%, 8% and 25%, respectively, of total revenue for the nine months ended September 30, 2005.

Approximately 87% and 84% of our sales for the nine months ended September 30, 2004 and 2005, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 35% and 32% of total revenues for the nine months ended September 30, 2004 and 2005, respectively.

Cost of Product Sales.  The cost of product sales increased 6% from $158.3 million for the nine months ended September 30, 2004 to $168.2 million for the nine months ended September 30, 2005,

respectively. This increase in the costs of product sales was primarily due to the change in our accounting treatment for parts used in our refurbishment manufacturing processes and the reclassification of these transactions as revenue rather than a credit to cost of product sales, and a shift in  the overall product mix in 2005 which included higher cost products.

The gross margin on product sales was 45.3% for the nine months ended September 30, 2004 as compared to 39.9% for the nine months ended September 30, 2005.  This lower gross margin for the nine months ended September 30, 2005 was primarily due to our accounting change associated with our refurbishment activities and reduced factory loading which was the result of reducing our inventory levels. The change in the accounting for our refurbishment activities accounted for approximately 3% of this gross margin decrease from period to period. The higher gross margin in 2004 also reflected improved efficiencies associated with the XL series product, overall manufacturing costs reduction efforts and increased factory yield and utilization.

Research and Development.  Research and development expenses increased 10% from $43.1 million for the nine months ended September 30, 2004 to $47.5 million for the nine months ended September 30, 2005 due primarily to costs associated with our LTPS product development efforts and EUV light source development and the timing of milestone achievements on our EUV development contract with Intel.  Research and development expenses were offset by amounts related to our externally funded research and development contracts of $6.0 million and $2.4 million for the nine months ended September 30, 2004 and 2005, respectively.  In addition to our development of EUV, we also continued to focus on next generation ArF products based on the XL platform, particularly the XLA-200 and XLA-300 light source systems, next generation KrF products and the LTPS product development efforts associated with the TCZ joint venture.  As a percentage of total revenues, research and development expenses increased from 14.9% for the nine months ended September 30, 2004 to 16.9% for the nine months ended September 30, 2005 due primarily to increased costs and lower revenues in the first nine months of 2005 compared to the same period in 2004.

Sales and Marketing.  Sales and marketing expenses increased 8% from $17.5 million for the nine months ended September 30, 2004 to $18.8 million for the nine months ended September 30, 2005 due primarily to increased sales expenses associated with our chipmaker customers at our foreign locations and market development costs associated with the TCZ joint venture. This was offset by decreased profit sharing and bonus expenses incurred from period to period.   As a percentage of total revenues, such sales and marketing expenses increased from 6.0% for the nine months ended September 30, 2004 to 6.7% for the nine months ended September 30, 2005.

General and Administrative. General and administrative expenses decreased 13% from $23.0 million for the nine months ended September 30, 2004 to $20.1 million for the nine months ended September 30, 2005 primarily due to the receipt of rent payments in the first nine months of 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004, and decreases in profit sharing and bonus expenses incurred from period to period.  This decrease in general and administration expenses was offset by additional external accounting and legal costs associated with the formation of the TCZ entity, additional external audit fees associated with our compliance with the internal control requirements under Section 404 of the Sarbanes-Oxley Act, and stock compensation expense for non-employees during the period.  General and administrative expenses in the nine months ended September 30, 2004 also included $1.4 million in costs associated with revisions of our estimates related to the timing and market rates for subleasing the San Diego and Boston facilities, which we exited in 2003.  As a percentage of total revenues, such expenses decreased from 7.9% for the nine months ended September 30, 2004 to 7.2% for the nine months ended September 30, 2005.

Total Other Income (Expense) - Net.  Net other expense totaled $1.8 million for the nine months ended September 30, 2004, compared to net other income of $3.6 million for the nine months ended September 30, 2005.  The change from net other expense to net other income was primarily due to an increase in interest income, a decrease in interest expense and a higher gain on debt extinguishment related to our notes repurchase activities from period to period.  The increase in interest income from 2004 to 2005 reflects higher market interest rates for our short-term and long-term investments. The decrease in interest expense from period to period is due to our lower debt balances as a result of the repurchase of notes that we made in the third quarter of 2004 and the second quarter of 2005. Foreign currency exchange losses totaled $1.3 million, interest income totaled $5.9 million, interest expense totaled $7.4 million and a gain on debt extinguishment totaled $911,000 for the nine months ended September 30, 2004, compared to a foreign currency exchange loss of $932,000, interest income of $7.7 million, interest expense of $5.4 million and a gain on debt extinguishment of $2.2 million for the nine months ended September 30, 2005.

Income Tax Provision.  The tax provision of $11.6 million and $2.1 million for the nine months ended September 30, 2004 and 2005, respectively, reflects an annual effective rate of 25% and 7.06%, respectively. The change in the annual effective tax rate from period to period was primarily attributable to the decrease in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income.  The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006.  The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits for 2005 and 2006. Our estimated ETI benefit for 2005 reflects the transition rules. We will not take advantage of the Section 199 deduction in 2005 due to the taxable income limitation. The benefit is available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes will be comparable for years in which we have taxable income.  Due to the expected realization of anticipated discrete fourth quarter tax events, it is likely that our fourth quarter 2005 annualized effective tax rate will be a tax benefit, resulting in a full year annual tax rate for 2005 of approximately 0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.  As of September 30, 2005, we had approximately $152.3 million in cash and cash equivalents, $164.5 million in short-term investments, $48.3 million in long-term investments, and $423.5 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These 2002 notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  Per the terms of the notes and based upon the approval of our board of directors, we have periodically repurchased these notes in the open market.  As of September 30, 2005, there were $140.7 million principal amount of 2002 notes outstanding.

Net cash provided by operating activities was approximately $18.6 million and $90.4 million for the nine months ended September 30, 2004 and 2005, respectively. The increase in cash provided by operating activities from period to period was primarily attributable to significant decreases in accounts receivable and inventory in the nine months ended September 30, 2005 compared to increases in both for the same nine-month period in 2004.  This increase to cash provided by operating activities from period to period was offset by decreases in accrued expenses and other liabilities, unearned income and income taxes payable in the nine months ended September 30, 2005 compared to increases in these accrued expenses in the same nine-month period in 2004. The decrease in accounts receivable reflects collections we made on our receivable balances that were outstanding at December 31, 2004.  A higher percentage of sales were incurred towards the end of the fourth quarter 2004, causing the accounts receivable balance to increase at December 31, 2004. The decrease in inventory reflects the reduction in our field and factory inventory as result of our ongoing initiative in 2005 to improve asset management by reducing inventory and increasing inventory turns.

Net cash provided by investing activities was approximately $36.9 million and $31.9 million for the nine months ended September 30, 2004 and 2005, respectively.  Net cash provided by investing activities for the nine months ended September 30, 2004 was due primarily to the timing of short-term and long-term investments maturing and being reinvested during 2004, a $6.0 million payment to acquire certain patents, a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary, and the acquisition of property and equipment in the amount of $14.6 million. Net cash provided by investing activities for the nine months ended September 30, 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $14.8 million of property and equipment.

Net cash used in financing activities was approximately $36.0 million and $83.6 million for the nine months ended September 30, 2004 and 2005, respectively. Net cash used in financing activities for the nine months ended September 30, 2004 reflected the repurchase of approximately $49.2 million principal amount of our convertible subordinated notes during September 2004. This was offset by proceeds received from the exercise of employee stock options totaling $11.4 million during the nine months ended September 30, 2004. Net cash used in financing activities for the nine months ended September 30, 2005 reflected the repurchase of treasury stock of $50.0 million and the repurchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par,  in the first and second quarters of 2005.  The treasury stock and note repurchases were offset by proceeds received from the exercise of employee stock options totaling $12.6 million and the minority interest investment received from Zeiss in the TCZ joint venture of $11.1 million during the nine months ended September 30, 2005.

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

At September 30, 2004 and 2005, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

We are currently evaluating the impact and implementation of SFAS No.123R and how this new pronouncement will effect our consolidated financial statements. We anticipate that the adoption of SFAS No. 123R will have a significant impact on our consolidated statements of operations, although it will have no impact on our cash position.  Our evaluation includes a determination on how future stock awards will be valued based on an appropriate fair value model upon adoption of SFAS No. 123R as well as the impact of stock compensation expense associated with unvested stock options outstanding as of December 31, 2005.  In addition, as a result of the amendment to our employee stock purchase plan, effective May 1, 2005, our employee stock purchase plan is a non-compensatory plan under SFAS No. 123R, and, therefore, no stock compensation expense will be recorded under the employee stock purchase plan upon the adoption of SFAS No. 123R.  We are also required to elect the transition method that we will use as part of the adoption of SFAS No. 123R. The allowed transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and awards prospectively beginning with the first quarter adoption of SFAS No. 123R, while the retroactive method would require us to record compensation expense for all unvested stock options and awards beginning with the first period restated. At this time, we plan to use the prospective transition method upon our adoption of SFAS No. 123R effective January 1, 2006.

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

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, we will adopt the provisions of SFAS No. 154 for our fiscal year beginning January 1, 2006 as applicable. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”),  “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”.  FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not expect that the adoption of FIN 47 will have a material impact on our consolidated financial statements.

PCAOB Release No. 2005-014, Ethics and Independence Rules Concerning Independence, Tax Services, and Contingent Fees, dated July 26, 2005, adopts rules to promote the ethics and independence of registered public accounting firms that audit and review financial statements of U.S. public companies.  The rules limit the tax services independent auditors could provide to their public company audit clients.  Specifically, the rules prohibit contingent fee or commission arrangements; treat the firm as not independent if the firm provided assistance in planning or provided tax advice on potentially abusive tax transactions or provided tax services to certain senior officers of the audit client; and require accounting firms to provide certain information to the audit committee of an audit client in connection with seeking pre-approval to provide non-prohibited tax services to the audit client. Our independent registered public accountant does not currently provide services to us which are considered prohibited under the adopted guidelines. Based on our analysis of the adopted requirements, we are currently in compliance with the adopted guidelines.

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

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly due to many factors including those listed in this section and throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2005.

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

•                  our ability to manage customer satisfaction, product reliability, and direct field service and support effectiveness;

•                  foreign currency exchange rate fluctuations, principally with respect to the Japanese yen (in which sales by our Japanese subsidiary are denominated);

•                  worldwide political instability;

•                  changing global economic conditions, including rising energy prices; and

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

Our business depends on the semiconductor industry, which is highly volatile and unpredictable.

The semiconductor industry is highly cyclical. We derive a substantial percentage of our revenues from photolithography tool manufacturers that serve the semiconductor industry. Our customers depend in turn on the demand for their photolithography tool products from the chipmakers. The capital equipment expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors.

The semiconductor industry historically has experienced periodic ups and downs and currently appears to be in flux, with industry experts’ estimates for the rest of 2005 and full year of 2006 ranging between flat to up slightly. The cyclical nature of the semiconductor industry affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle or an industry slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still being able to motivate and retain our key employees.  During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.  We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery.

Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our customers produce.  The previous downturn in the semiconductor industry had a severe effect on the demand for semiconductor manufacturing equipment.  Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results.  Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive.  Continued spending in furtherance of these objectives may temporarily harm our financial results.  Semiconductor industry downturns and slowdowns are likely to continue to adversely affect our business, financial condition and operating results, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

Our customers try to manage their inventories and production requirements to appropriate levels that reflect their expected sales to chipmakers. Market conditions in the semiconductor industry and our customers’ production efficiency can cause them to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements. We continue to work with our customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our customers’ inventory management and production requirements or that our customers will not build up an excess inventory of light source systems. If our customers retain an excess inventory of light source systems, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows.  If our customers demand shorter product lead times to improve their inventory and cash positions, our inventory management and cash position may be negatively impacted, which may adversely affect our operating results, financial condition and cash flows.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended
	September 30,
	2004	2005

ASM Lithography	35%	32%
Canon	14%	8%
Nikon	21%	25%
Total	70%	65%

Collectively, these three companies account for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	September 30,
	2004	2005

ASM Lithography	46%	41%
Canon	5%	6%
Nikon	31%	25%
Total	82%	72%

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

Our only current product line is excimer light source systems, including KrF and ArF systems, and support, including consumable and spare parts and service support.  We expect these light source systems and the related support to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools.

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

•                  a failure to manage customer satisfaction, product reliability, and direct field service and support effectiveness;

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

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture, timely introduce and support new light source products with improved capabilities and to continue to enhance our existing light source systems and process capabilities.  Due to the risks inherent in transitioning to new products, we must forecast accurate demand for new products while managing the transition from older products.

Our most significant product introduction in recent years consisted of a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called Master Oscillator Power Amplifier (“MOPA”).  The MOPA design represents a paradigm shift from previously accepted lithography technology and offers chipmakers higher power, tighter bandwidth and lower cost of operation for their current – and is expected to offer the same benefits for their future – optical lithography applications.  As originally designed, the MOPA architecture was projected to provide its benefits across all three DUV wavelengths – 248 nm, 193 nm, and 157 nm – but at this time, the semiconductor industry has only adopted MOPA at the 193 nm wavelength, due to the successful extension of 248 nm single chamber technology, and the omission of 157 nm lithography from the roadmap.  There are risks inherent in the ongoing transition to the MOPA technology, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability, cost effectiveness, and product performance in the field of the new products and the development of a comparable product by our competitor.

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

We may not be able to attract and train qualified personnel to maintain our direct support operations successfully. We may not be able to find and engage qualified third-party resources to supplement and enhance our direct support operations.  Further, we may incur significant costs in providing these support services. Failure to implement our direct support operation effectively could have a material adverse effect on our operating results, financial condition and cash flows.

Chipmakers’ prolonged use of our products in high volume production may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.

Over time, our light source products may not meet chipmakers’ production specifications or operating cost requirements after the light source has been used for a long period in high volume production. If any chipmaker cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with the chipmakers and our customers who are the limited number of lithography tool manufacturers. This would have a material adverse effect on our business.

We must develop and manufacture enhancements to our existing products and introduce new products in order to continue to grow our business. We may not effectively manage our growth and integrate these new enhancements and products, which could materially harm our business.

To continue to grow our business, our existing light source products and their process capabilities must be enhanced, and we must develop and manufacture new products to serve other semiconductor applications. We cannot guarantee that we will be able to manage our business to grow effectively. Nor can we guarantee that we will be able to accelerate the development of new enhancements to our existing products and create new products. Further, we may not be able to effectively integrate new products and applications into our current operations. Any of these risks could materially harm our business, financial condition and results of operations.

We must effectively manage changes in our business.

In order to respond to the business cycles of the semiconductor industry, in the past few years we have sharply expanded and contracted the scope of our operations and the number of employees in many of our locations and departments. As the semiconductor industry grows and contracts we will need to:

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

Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources which represents a steady and significant consumable and spare parts revenue stream for us, and they may attempt to supply consumable and spare parts to that installed base. If any existing or future competitors gain market acceptance we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel, especially management and technical personnel, who may be difficult to attract and retain.

We are highly dependent on the services of many key employees in various areas, including:

•                  research and development;

•                  engineering;

•                  sales and marketing;

•                  field service and support;

•                  manufacturing; and

•                  management.

In particular, there are a limited number of experts in excimer light source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed.  We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

•                  the continued services of our research and development, engineering, sales and marketing,  field service and support, manufacturing and management personnel;

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

Mergers, acquisitions and joint ventures as well as entering new markets are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business.  In July 2005, we formed a joint venture with Zeiss named TCZ GmbH, to produce tools for the manufacture of flat panel displays.  This is a new market for both Cymer and Zeiss and may involve numerous risks.  Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire, joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

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

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  The FASB has issued SFAS No. 123R, of which the date of adoption was deferred by the SEC to be effective for annual periods beginning after June 15, 2005.  This new rule will require us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans has made it more difficult and expensive for us to grant options to employees, which has resulted in changes to our equity compensation strategy, including a reduction in the number of stock options granted to employees.  We have already developed alternative cash compensation arrangements for our employees to replace these stock option programs and may be required to offer additional alternative cash compensation arrangements in the future. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules and alternative cash compensation programs may adversely impact our future operating results, financial condition and cash flows.

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

As of September 30, 2005, we owned 226 United States patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2023.  As of September 30, 2005, we had applied for 104 additional patents in the United States.  As of September 30, 2005, we owned 323 foreign patents and had 333 patent applications pending in various foreign countries.

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

•                  we may not be able to provide timely service or support of installed light sources for chipmakers; and

•                  our sales and marketing efforts may be disrupted.

We are exposed to risks related to the fluctuations in the currency exchange rates for all foreign currencies in which we do business, but particularly for the Japanese yen.

When we sell products to our Japanese subsidiary, the sale is denominated in U.S. dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese yen to the U.S. dollar. We manage the exposure of our Japanese subsidiary to these fluctuations through forward contracts to hedge the subsidiary’s purchase commitments. We will continue to monitor our exposure to these currency fluctuations, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. However, exchange rate fluctuations may still have a material adverse effect on our operating results. In the future, we may need to sell our products in  foreign currencies other than the Japanese yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area.

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

As of September 30, 2005, we had outstanding forward contracts to buy U.S. $46.2 million for 4.9 billion yen under foreign currency exchange facilities with contract rates ranging from 101.2 yen to 110.7 yen per U.S. dollar.  These contracts expire on various dates through March 2006.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain (net of tax) for those that qualify for hedge accounting treatment totaled $2.2 million and $208,000, respectively, as of September 30, 2005.

The fair value of these forward contracts as of September 30, 2005 would have fluctuated by $4.6 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these 2002 notes is payable on February 15 and August 15 of each year.  The 2002 notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the 2002 notes on or after February 20, 2005, or earlier if the price of our common stock reaches certain levels. The 2002 notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These 2002 notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and second quarter of 2005, we repurchased, at a discount to par, approximately $49.2 million and $60.0 million principal amount, respectively, of these 2002 notes.  As of September 30, 2005, $140.7 million principal amount of the 2002 notes were outstanding.  The fair value of such debt based on quoted market prices on September 30, 2005 was $135.4 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005, have concluded that as of such date, our disclosure controls and procedures were adequate and sufficient to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

None.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

	10.1*	Joint Venture Agreement, dated July 15, 2005, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH.

	10.2	Amendment No. 1 to Joint Venture Agreement of TCZ GmbH, dated September 16, 2005, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

	*	Confidential treatment was requested with respect to certain portions of this exhibit.Omitted portions were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: November 2, 2005	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)