Form 10-K
period 2005-12-31
CYMER INC
filed 2006-03-15
CIK 897067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒                                  Accelerated filer ☐                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $26.35 for shares of the registrant’s common stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $919,917,155.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates.  The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of common stock outstanding as of  March 8, 2006:  37,883,392.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of  this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 18, 2006 which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

CYMER, INC.

2005 Annual Report on Form 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits and Financial Statement Schedules

Signatures

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,”  “plans,” “intends” and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K.  Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

PART I

Item 1.  Business

Overview

We are the world’s leading supplier of excimer light sources, the essential light source for deep ultraviolet (“DUV”) photolithography systems. DUV photolithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today’s most advanced semiconductor chips. Our light source systems are incorporated into step-and-repeat (“steppers”) and step-and-scan (“scanners”) photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 250 nanometers (“nm”).  One nm equals one billionth of a meter.  Our excimer light source systems constitute a substantial majority of all excimer light sources incorporated in DUV photolithography tools. Our products consist of photolithography light source systems, replacement parts and service.  We maintain a worldwide service organization that supports our installed base of light sources.  As of December 31, 2005 this installed base totaled 2,741 light sources.  Our customers include all three manufacturers of DUV photolithography systems: ASM Lithography, Canon and Nikon.  Photolithography systems incorporating our excimer light sources have been purchased by all of the world’s largest semiconductor manufacturers including: AMD, Chartered, Elpida, Fujitsu, Hynix, IBM, Infineon, Intel, Matsushita, Micron, Nanya/Inotera, Powerchip, Promos, Renesas Technology, Samsung, SMIC, Sony, ST Microelectronics, Texas Instruments, Toshiba, TSMC, and UMC.

In July 2005, we entered a joint venture with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to together with their affiliated entities as “Zeiss”).  The joint venture, called TCZ (for Team Cymer Zeiss), is developing a process tool for the flat panel display manufacturing industry, and expects to ship an evaluation model of its first production version of the tool, the TCZ 900X, in late 2006 or early 2007.

Other Information

We are a Nevada corporation, incorporated on July 12, 1996. We were originally incorporated in California in 1986 and reincorporated in Nevada in 1996.

Our website address is http://www.cymer.com. Our filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we electronically file such reports or furnish them to the SEC.

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

Products and Services

Our products primarily consist of photolithography light source systems, replacement parts, and service.

Photolithography Light Sources

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum.  The bandwidth of the light is further narrowed through a number of optical techniques.  The DUV wavelengths are measured in nanometers, and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light.  Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing.  We have designed our light sources to be highly reliable, easy to install and service and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics.  In 2005, we sold 207 light source systems at an average selling price of $982,000.  Revenues generated from sales of light sources were approximately $160.3 million, $244.8 million and $207.4 million for 2003, 2004 and 2005, respectively.

Our product development strategy has been to develop new products in rapid succession to meet continually evolving needs in the marketplace, and to obsolete our own products as quickly as possible, thus rendering our competitors’ products obsolete.  This strategy strengthens our market leadership position since the ongoing reduction of critical dimension (“CD”) on the wafer drives demand for newer, more advanced, higher value-added light sources.

Over the years, we have developed and sold a wide variety of photolithography light source products.  These products can be divided into KrF and ArF product categories and include a number of current products as well as legacy products that we continue to service in our installed base.

Current Products

Our current products include our newest, most advanced, highest value-added ArF and KrF light sources, as well as some mature products that are still experiencing strong chipmaker demand as DUV lithography becomes the prevailing light source technology in wafer fabrication.

193 nm ArF Light Sources

Chipmakers continue to reduce the feature sizes and shrink the CD on the wafer, which means that the line widths of the circuitry on the wafer become progressively smaller. At this time, chipmakers are continuing to expand their manufacturing capacity at 90 nm, while manufacturers of certain types of memory chips are in initial production at 65 nm and planning for production of chips with even smaller CDs. In these circumstances, chipmakers need more leading edge tools, which means they need more of the shorter wavelength ArF photolithography tools in their manufacturing facilities to pattern the critical layers on the wafer.  Growing use of 193 nm ArF light sources at the leading edge, combined with continuing use of

248 nm KrF light sources for the less critical layers, allows chipmakers to meet the rigorous performance and volume demands of high volume manufacturing.  Our light sources are designed to enable chipmakers to achieve their production goals.

XLA Series – The XLA Series of ArF light sources is based on our dual-discharge chamber Master Oscillator Power Amplifier (“MOPA”) light source architecture.  The master oscillator creates a narrow bandwidth beam of light at low power which is referred to as “ultra-narrowed” or “highly line-narrowed”.  The beam then is directed into the power amplifier, where the power is increased significantly while maintaining the narrow bandwidth.  This combination of a narrower bandwidth and higher power enables chipmakers to continue reducing critical circuitry dimensions and increasing processing speeds, capacity and functionality of chips, while giving chipmakers the performance and cost advantages they need.  Each product in the XLA Series is based on the XL common platform, which includes cabling and wiring harnesses, electrical interfaces, power supplies, gas delivery systems, cooling systems, and other various components, all in a common enclosure.  Use of a common platform enables us to develop each new product in the series rapidly and cost-effectively.  Because our customers are accustomed to working with the XLA Series, our direct customers can efficiently integrate a new XLA light source product into their advanced scanners and bring them to market quickly, while our chipmaker customers can quickly begin using these light sources in their existing manufacturing processes and achieve rapid time to yield.

Products Based on the XL Common Platform:

•                   Next Generation XLA – Our next generation XLA currently under development, is scheduled for initial shipment during 2006.  It will be our fifth generation ArF light source based on the MOPA design and XL common platform.  It will operate at a 6 kiloHertz (“kHz”) repetition rate (which means 6,000 light pulses per second) and offer up to 90 watts (“W”) of output power.  We expect it to be the industry’s highest-power light source available when it is initially shipped.  This light source will enable design flexibility for lithography tools using highly sophisticated lenses for immersion lithography applications at the 45 nm production node and below. This next generation XLA’s  high power can support various illumination schemes, enabling tighter dose stability and more stringent CD control.

•                   XLA 300 – The XLA 300 is our fourth generation leading edge ArF light source based on the MOPA design.  It operates at a 6 kHz repetition rate and offers up to 60 W of output power, and is designed for high volume production of semiconductor devices at 45 nm production node using immersion lithography techniques.  Based on the production proven XL platform, the initial shipment of the XLA 300 in the fourth quarter of 2005 marked the fastest product development cycle in our history.

•                   XLA 200 – The XLA 200 is our third generation ArF light source based on the MOPA design and XL platform and offers higher power and a narrower bandwidth than its predecessor.  Operating at a 4 kHz repetition rate, it also offers up to 60 W of output power and an ultra line-narrowed bandwidth to enable production of semiconductor devices at the 65 nm production node in non-immersion applications, and pilot production at the 45 nm node using immersion lithography techniques.  The initial shipment of our XLA 200 occurred in the first quarter of 2005.

•                   XLA 105 – Now used in volume production in many fabs, the XLA 105 is our second generation XLA Series product, offering a 4 kHz repetition rate and 40 W of output power.  Designed for use at the 65 nm production node, the XLA 105 initially shipped in the first quarter of 2004, and continues to experience strong demand from chipmakers.

•                   XLA 100 – The XLA 100 was our first XLA Series product, and offers a 4 kHz repetition rate and 40 W of output power.  Designed for high volume production at the 90 nm production node and below, the XLA 100 began shipping in the first quarter of 2003.  Though it still ships in small numbers, the XLA 100 has been superseded for the most part by our later models in the XLA Series.

NanoLith 7000 – The NanoLith 7000 is a single-chamber ArF light source offering a 4 kHz repetition rate and 20 W of output power.  Designed  to enable initial ArF process development and production at the 100 nm production node and below, the NanoLith 7000 is the ArF twin of the ELS-7000 KrF light source (see 7000 Series below).  The NanoLith 7000 sold well from its introduction in mid-2001 through 2002, and was replaced by the more advanced XLA 100 when that product was introduced in 2003.  As of the end of 2005, we were shipping this product only sporadically, but continuing to provide consumable modules, spare parts and service for the installed base of NanoLith 7000s in semiconductor fabs throughout the world.

248 nm KrF Light Sources

We have been providing KrF light sources for volume chip production since 1996 when chipmakers reached the 250 nm production node.  Over the years, we have developed and sold a variety of increasingly powerful and productive KrF products.  These light sources have enabled increasing wafer throughput and continually shrinking CD.

7000 Series – The 7000 Series of products offers a complete product line, encompassing both ArF and KrF light sources on a common platform, enabling chipmakers to easily “mix and match” these two different light source wavelengths within the manufacturing environment.  With a 4 kHz repetition rate and high output power, the 7000 Series offers chipmakers high wafer throughput and lower cost of operation by reason of advanced design and materials, thus delivering improved tool availability for increased manufacturing efficiency and flexibility.

Our 7000 Series products:

•                   ELS-7010 – The ELS-7010 is our most advanced KrF light source.  Introduced in the third quarter of 2004 with 40 W of output power to enable chipmakers to achieve high volume production at the 100 nm production node and below, the
ELS-7010 is now our best-selling KrF light source.  This light source also offers ultra-narrowed bandwidth and a number of controls to enhance performance.

•                   ELS-7000®  – The ELS-7000 was introduced with 30 W of output power in January 2002 for high volume production of devices at the 130 nm production node and below.  In 2005, there was modest demand for this light source, since chipmakers now prefer the higher power and narrower bandwidth offered by the ELS-7010.

•                   NanoLith 7000 – See the description of this ArF light source under “NanoLith 7000” above.

6000 Series – The 6000 Series of light sources includes two KrF models and an ArF model.  When originally introduced, 6000 Series light sources were designed for production of semiconductor devices with design rules down to 130 nm.

Our 6000 Series products:

•                   ELS-6010 – The ELS-6010 offers a 2.5 kHz repetition rate and 20 W of output power.  Originally introduced at the end of 2000, the ELS-6010 has enjoyed strong chipmaker acceptance and demand especially among chipmakers who wish to meet their KrF needs with a highly reliable light source that enables good wafer throughput.

•                   ELS-6000™ – The ELS-6000 operates at a 2 kHz repetition rate, offers 20 W of output power, and was designed for steppers and scanners used in the production of semiconductor devices with CDs of 180 nm and below.  Initial shipments of the ELS-6000 began in the second half of 1998, and this product continued to sell well into 2002, and then again in 2004 when chipmakers were expanding 200 mm fab capacity.  We currently sell only a few of these light sources per year.

•                   ELS-6010A – The ELS-6010A is the ArF model in the 6000 Series of products.  It operates at a 2 kHz repetition rate with 10 W of output power and was designed to meet the resolution, image contrast and wafer throughput requirements in semiconductor production at the 130 nm node and below.  It began shipping in the second quarter of 2001, but was superseded later that same year by the NanoLith 7000 with its higher repetition rate and power.  We still provide consumables, spare parts and service for the ELS-6010As installed at chipmakers and other end users.

Legacy Products

In general, we no longer sell our ELS-6010A or other legacy light source products because they have been superseded by our newer, more advanced products.  Our legacy products are still widely used by chipmakers to pattern the circuitry on the less critical layers of the wafer.  They make up a substantial portion of our installed base of light sources, and we still provide consumables, spare parts and service for these light sources.

5000 Series — Our 5000 Series of light sources include several KrF products and one ArF product.  The 5000 Series light sources operate at a 1 kHz repetition rate, and depending on the model, offer 10 W or 15 W of output power for use in the manufacture of semiconductors with CD of 250 nm and below. We last shipped a 5000 Series light source in early 2001, but we continue to provide consumables, spare parts and service to the large installed base of 5000 Series products throughout the world.

Replacement Parts and Refurbishment Activities

Certain components and subassemblies included in our light sources require replacement or refurbishment following extended operation.  For example, we estimate that a light source used in a semiconductor production environment will require one to two replacement discharge chambers, one of the core consumable modules in our light source system, per year depending upon the level of its usage. Similarly, certain optical components of the light source deteriorate with continued exposure to DUV light and require periodic replacement.  We provide these and other spare and replacement parts for our photolithography light sources as needed by our chipmaker customers.

Revenues generated from sales of replacement parts, excluding the receipt of reusable material, were approximately $83.2 million, $123.2 million, and $130.8 million for 2003, 2004, and 2005, respectively.  Revenues from replacement parts are dependent on both the utilization of our light source systems and the size of our installed base of light sources.  The size of our installed base increased from 2,496 light sources as of December 31, 2004 to 2,741 light sources as of December 31, 2005, and the utilization of our light source systems at chipmakers grew significantly throughout 2005. The utilization rate grew 33% from the beginning of 2005 and reached a record high level by the end of 2005.

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

Revenues generated from the receipt of reusable material contained within consumed assemblies returned from our customers were approximately $28.5 million for 2004 and $18.0 million for 2005, respectively.  Revenues from such activities are dependent on the quantity of the core assemblies returned from our customers and the value of the reusable parts that we expect to yield from the core assemblies received.  Our method of accounting for refurbishment activities is explained in greater detail under Valuation of Parts Used in Refurbishment Manufacturing Process and Corrected Accounting Method in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and in Note 1 to our consolidated financial statements.

Service

As the life and usage of our installed base of light sources in production at chipmakers exceed the original warranty periods, some chipmakers request service contracts from us.  Additionally, we provide billable service or service contracts to the three semiconductor lithography tool manufacturers and to many of our chipmaker customers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Some of these contracts include replacement of consumable parts and non-consumable parts.

In addition to service contracts, we offer CymerOnLineTM,  a diagnostic and performance software product which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere.  The software simplifies reporting and allows users to efficiently manage consumables usage.  CymerOnLine features a user-friendly browser-based interface, which features a robust design and provides a secure data environment.  Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the minute communication and proactive management.

Revenues generated from service and service contracts were approximately $21.3 million, $20.1 million and $26.4 million for 2003, 2004 and 2005 respectively.  We expect service and service contract revenues to remain at or exceed these higher levels as our installed base grows and the warranty period of our light source systems expires.

Customers and End-Users

We sell our photolithography light source products to each of the three manufacturers of DUV photolithography tools:

ASM Lithography	Canon	Nikon

We believe that maintaining and strengthening customer relationships will play an important role in maintaining our leading position in the photolithography market.  We work closely with our customers to integrate our products into their photolithography tools.  Sales to ASM Lithography, Canon, and Nikon accounted for 32%, 8% and  24%, respectively, of total revenue in 2005.

Revenues generated from customers within the U.S. were $29.3 million, $75.8 million and $60.3 million for 2003, 2004 and 2005, respectively.  Revenues generated from customers outside of the U.S. were $236.5 million, $342.2 million and $323.4 million for 2003, 2004 and 2005, respectively.

Revenues generated from customers located in Japan were $116.5 million, $132.8 million and $119.6 million for 2003, 2004 and 2005, respectively.  Revenues generated from customers located in Europe were $74.6 million, $154.7 million and $138.8 million for 2003, 2004 and 2005, respectively.  These revenues can originate from any of our locations to customers located in these countries.

Long-lived assets located in the U.S. were $120.5 million, $114.1 million and $108.9 million as of December 31, 2003, 2004 and 2005, respectively. Long-lived assets located outside of the U.S. were $8.4 million, $9.4 million and $8.4 million as of December 31, 2003, 2004 and 2005, respectively.

End-users of our light sources include all of the world’s largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating our light sources:

U.S.	Japan	Singapore	Korea
Agere Systems	CASMAT †	1st Silicon	DongbuAnam Semiconductor Inc.
Albany Nanotech	Denso	Chartered Silicon Partners	Hynix Semiconductor Inc.
AMD	Elpida Memory Inc.	Peregrine Semiconductor	Magnachip
Applied Materials	Fuji Film	Silterra	National NanoFab †
Arch Chemicals	Fujitsu	SSMC	Samsung
Atmel	Hitachi	TECH
Clariant Corp.	JSR	UMCI Pte Ltd.	Europe
Cypress	Kawasaki Seitetsu		Altis Semiconductor
Freescale Semiconductor	Matsushita	Taiwan/China	C-NET †
Headway Technologies	Mitsubishi	ASMC	IHP
Honeywell	NEC	ERSO	IMEC v.z.w †
HP	OKI	GSMC	Infineon Technologies AG
IBM	Renesas Semiconductor	HeJian	CEA-Leti
Integrated Device Technology	Rohm	Inotera	Micronas GmbH
Intel	Sanyo	Mosel	Philips
Jazz Semiconductor	Seiko	MXIC	ST Microelectronics
LSI Logic Corp.	SELETE †	Nan-ya	Tower Semiconductor
Maxim Integrated Products	Sharp	Promos
Microchip Technology Inc.	Sony	PSC
Micron Technology	Tokyo Electron Ltd.	SMIC
National Semiconductor	Tokyo Ohka Kougyo Co.	TSMC
Rohm & Haas	Toshiba	UMC Group
Sarnoff Corp.		VISC
SEMATECH †		Winbond Group
Spansion
Texas Instruments
VLSI
Wafertech

†  A semiconductor industry consortium.

Backlog

We schedule production of light sources based upon order backlog and informal customer forecasts.  We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months.  Because customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.  At December 31, 2005, we had a backlog of approximately $90.8 million compared with a backlog of $79.1 million at December 31, 2004.

Manufacturing

Our manufacturing activities consist of material management, assembly, integration and testing. These activities are performed in a 265,000 square foot facility in San Diego, California that includes approximately 31,000 square feet of Class 10,000 cleanroom manufacturing and test space.  In order to focus our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to customer demand, we have outsourced the manufacture of many of our subassemblies. Our manufacturing outsourcing strategy is exemplified by the modular design of our products.  Substantially all manufacturing of nonproprietary subassemblies has been contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules.  The failure by one or more of these suppliers to supply us on a timely basis with sufficient quantities of components or subassemblies that perform to our specifications could affect our ability to deliver completed light sources to our customers on schedule. We believe that the highly outsourced content and manufacturable design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue to provide additional training to manufacturing personnel, improve our assembly and test processes in order to reduce cycle time, invest in additional manufacturing tooling and further develop our supplier management and engineering capabilities.

In addition to the manufacturing capacity at our facilities in San Diego, California, we completed the construction of a refurbishment facility in Korea in late 2002.  This facility refurbishes discharge chambers for light sources in Korea and  the Asia-Pacific region.  The refurbishment facility in Korea includes 6,550 square feet of Class 10,000 cleanroom manufacturing space. We shipped the first chamber to a customer from this facility in January 2003.

A limited number of components and subassemblies included in our products are obtained from a single supplier or a small group of suppliers.  For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier.  Where possible, we work with secondary suppliers to qualify additional sources of supply.  To reduce the risk associated with this single supplier, we carry significant strategic inventories of these components.  Strategic inventories are managed as a percentage of future demand.  We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  To date we have been able to obtain adequate supplies of the components and subassemblies used in the production of our light source systems in a timely manner from existing sources.  If in the future we are unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet our quality standards, delays or reductions in product shipments could occur which could harm our business, financial condition and results of operations.

Sales and Marketing

Our sales and marketing efforts are designed to serve our customer base consisting of both the DUV photolithography tool providers such as ASM Lithography, Canon and Nikon as well as many of  the world’s top 20 chipmakers.  We market and sell our products through our own worldwide direct sales and marketing channels and we have developed product and applications engineering teams to support these efforts. We believe that in order for our sales and marketing organization to be successful, we must work closely with and understand the requirements of both the photolithography systems solutions providers and the end-user semiconductor manufacturers.

Service and Support

We believe our success in the semiconductor photolithography market is highly dependent upon after-sales support to both our direct and our end-user customers.  We support our customers with field service, technical service engineers and training programs, and in some cases provide ongoing on-site technical support at the customer’s manufacturing facility.  Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and provide customers with training at our facilities or at the customer’s location.  We also provide direct customers and end-users with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

Our field engineers and technical support specialists provide field service and front-line technical support capability from our San Diego headquarters, and at our field service offices located throughout the U.S. Support in Europe, Japan, Korea, Singapore, the People’s Republic of China, Taiwan and Southeast Asia is provided by our subsidiaries located within those regions.  As part of our customer service, we maintain an inventory of spare parts at each of our service facilities.  As our installed base grows, replacement parts required to satisfy worldwide support requirements, as well as our own logistics support organization, will be subject to the fluctuating demands of the semiconductor industry. In order to meet these demands, we must continue to effectively manage our production of component modules which are required for new systems, as well as for support and warranty requirements for installed systems.

We believe that the need to provide fast and responsive service to the level of quality required by semiconductor manufacturers using our light sources is critical and that we cannot depend solely on our customers to provide this service.  Therefore, we believe it is essential to maintain, through our own personnel, a rapid response capability to service our customers and end-users throughout the world.  Accordingly, we seek to continuously develop and enhance our direct support infrastructure in Europe, Japan, Korea, Singapore, the People’s Republic of China, Taiwan and Southeast Asia and the U.S.  This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions.

We generally warrant our new light source products against defects in design, materials, and workmanship.  The warranty period and terms vary by light source model.  We also warrant consumable and spare parts sold to our customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods.

Research and Development

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements.  We believe that continued and timely development and introduction of new and enhanced light source products are essential for us to maintain our competitive position.  We intend to continue to develop our technology and innovative products to meet customer demands. Current projects include enhancements to our KrF and ArF light sources and the new MOPA platform.  We have expended development efforts to address the technology and products that will be based on the extreme ultraviolet (“EUV”) technology needed for future generation photolithography illumination sources. While we are no longer making direct investments in fluorine (“F2”) light source development, we expect the combination of our previous investment, together with continued platform and core technology developments in our other products to enable us to acquire a leadership position should a market for F2 light sources develop. We may also invest in other product and technology areas in order to expand our portfolio within the semiconductor capital equipment market sector.  In addition there are ongoing efforts to improve existing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.

We have historically devoted a significant portion of our financial resources to research and development programs and we expect to continue to allocate significant resources to these efforts. Research and development expenses for 2003, 2004 and 2005 were approximately $56.8 million, $58.6 million and $64.0 million, respectively.

In the last three years, we have entered into several research and development agreements related to EUV technology both with customers and government agencies. The largest of these research and development agreements was with Intel Corporation in January 2004. This agreement  provides funding to accelerate the development of production-worthy EUV lithography light sources at their request. The funding being received from Intel under this agreement is milestone based and is netted against our total research and development expenses in the period the milestone is achieved. The total funding recorded under this agreement for 2004 and 2005 was $6.1 million and $1.9 million, respectively.

Revenues generated from research and development contracts amounted to approximately $57,000, $783,000 and $1.0 million during 2003, 2004 and 2005, respectively.  For certain of our research and development contracts, our research and development expenses are offset by amounts earned associated with these contracts.  The amounts offset against research and development expenses were $1.6 million, $7.6 million and $2.8 million during 2003, 2004 and 2005, respectively.

In July 2005, we entered into a joint venture agreement with Zeiss and TCZ GmbH (“TCZ”), a Swiss limited liability company that is headquartered in San Diego and is owned 60% by us and 40% by Zeiss.  TCZ is currently developing, and will integrate, market, sell, and support, process tools for the flat panel display manufacturing industry.  The joint venture is targeting the growing market for low-

temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  TCZ currently expects to ship an evaluation model of the TCZ 900X by late 2006 or early 2007.  As a majority owned subsidiary, TCZ’s research and development expenses are included in our consolidated research and development expenses.

Intellectual Property Rights

While the success of our business depends more on such factors as the technical expertise of our employees, as well as their innovative skills and marketing and customer relations abilities, the success of our business also relies on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a variety of ways, including by obtaining patents.  As of December 31, 2005, we owned 230 U.S. patents covering certain aspects of technology related to light sources and piezo techniques.  These patents will expire at various times during the period from January 2008 to October 2023. As of December 31, 2005, we had applied for 110 additional patents in the U.S.  As of December 31, 2005, we owned 334 foreign patents and had 344 patent applications pending in various foreign countries.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. Due to cost constraints, we did not begin seeking patent protection in Japan and other countries for our inventions that are covered by our U.S. patents and patent applications until 1993.  As a result, we do not have the right to seek foreign patent protection for some of our early inventions.  Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. Thus, the likelihood of piracy of our technology and products is greater in these countries. Further, third parties might independently develop similar products, duplicate our products, or design around patents that are granted to us.

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

We also rely on trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect our confidential information and our other intellectual property. However, we may not be successful in protecting our confidential information, particularly our trade secrets, because third parties may independently develop substantially the same proprietary information and techniques, gain access to our trade secrets, or disclose our technology.

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Currently, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us.

Third parties have notified us in the past, and may notify us in the future, that we are infringing their intellectual property rights. Also, we have notified third parties in the past, and may notify them in the future, that they may be infringing our intellectual property rights.

Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our subsequent discussions with Komatsu, they also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu’s U.S. patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

We have notified our competitor and others of our U.S. patent portfolio. Specifically, we have notified Komatsu that it may be infringing some of our U.S. patents. We have discussed with Komatsu our claims against each other.  Komatsu challenged one of our U.S. patents in the United States Patent and Trademark Office (“USPTO”) but our patent was subsequently re-issued by the USPTO.  Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton.  We also have had discussions with Lambda-Physik (a subsidiary of Coherent, Inc.) regarding allegations by each party against the other of possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

In the future, patent litigation may result due to a claim of infringement by our competitor or any other third party or may be necessary to enforce patents issued to us.  Any such litigation could result in substantial cost to us and diversion of our effort, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end-users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be harmed. Instead of litigation, or as a result thereof, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license. Alternatively, we may design around the third party’s intellectual property rights.  Any adverse determination in a legal proceeding could result in one or more of the following, any of which could harm our business, financial condition and operating results:

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

We have granted Seiko a right of first refusal to fund our development of, and receive a license to, new industrial light source technologies not developed with funding from other parties.  In exchange for these rights, we received up-front license fees of $3.0 million in aggregate during 1992 and 1993. We were also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation.  To date no renegotiation of the royalty rate has occurred.  Through 1999, we earned no royalties under the agreement. The license agreement also provides that product sales between us and Seiko will be at a 15% discount from the respective companies’ list prices.  The agreement terminates in August 2012.  There has been no production or sales activity by Seiko associated with this contract to date and this contract does not apply to our current light source system products.

We have registered the trademarks ‘‘CYMER’’ and “INSIST ON CYMER” and others in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries. We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

Competition

We believe that the principal elements of competition in our markets are the technical performance characteristics of the excimer light source products and the operating efficiency of the system, which is based on availability, performance efficiency and rate of quality. We believe that we compete favorably with respect to these factors.

We currently have one significant competitor, Gigaphoton, that sells light sources for DUV photolithography applications. Headquartered in Japan, Gigaphoton is a joint venture between two large companies, Komatsu and Ushio.  We believe that Gigaphoton is aggressively trying to gain larger penetration in the DUV light source market. We know that our direct customers have purchased products from Gigaphoton and have approved its light sources for use with their products.  We also know that Gigaphoton has been approved by chipmakers in Japan, the U.S. and elsewhere for producing excimer light sources.  We could lose market share and our growth could slow or even decline if Gigaphoton gains additional market acceptance.

In the future, we will likely experience competition from other technologies, such as EUV and electron projection lithography. To remain competitive, we believe that we will need to manufacture and deliver products to customers on a timely basis without significant defects and maintain a high level of investment in research and development and sales and marketing. We might not have sufficient resources to continue to make the investments necessary to maintain our competitive position.

Larger competitors with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources and may attempt to supply consumables and spare parts to that installed base.

Employees

On December 31, 2005, we employed 879 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good.

Executive Officers

Set forth below is certain information regarding our executive officers and their ages as of March 8, 2006.

Name	Age	Position
Robert P. Akins	54	Chairman of the Board and Chief Executive Officer
Edward J. Brown	48	President and Chief Operating Officer
Nancy J. Baker	43	Senior Vice President, Chief Financial Officer
Bill N. Alexander	49	Executive Vice President, Worldwide Customer Operations
Takeshi Watanabe	51	President, Cymer Japan
Rae Ann Werner	41	Vice President, Controller and Chief Accounting Officer

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

Edward J. Brown, Jr. has served as president and chief operating officer since September 2005.  Mr. Brown has nearly three decades of experience in the technology sector, including 17 years as an executive and 11 as a corporate officer. Prior to joining us, Mr. Brown held several high-level management positions at Applied Materials Inc., the world’s largest provider of semiconductor equipment and services. At Applied Materials, he was responsible for key business innovations, overseeing global operations, and enabling significant revenue growth. Mr. Brown received a master’s degree in business administration from National University and a bachelor’s degree in industrial studies from San Diego State University.

Nancy J. Baker has served as senior vice president and chief financial officer since January 2002.  Prior to that, she served as our vice president, finance and treasurer from June 1998 to December 2001.  During 2000, she headed the company’s successful effort to implement a new Enterprise Resource Planning system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer.  She joined us as corporate controller for worldwide operations in August 1992.  Ms. Baker’s professional career spans more than 20 years, and prior to joining us, she held a variety of financial management positions with an international manufacturer in the San Diego area.  Ms. Baker received a bachelor’s degree in accounting from the University of Texas at Austin and completed the executive advanced management program at Harvard Business School.

Bill N. Alexander has served as executive vice president of worldwide customer operations since October 2004.  He joined us in October 2002 as our senior vice president of sales and field operations for the Semiconductor Manufacturing Solutions group.  A year later, he transitioned to the Lithography System Solutions group as senior vice president of sales and site operations. Prior to joining us, Mr. Alexander served as the president of Europe operations for Novellus Systems, Inc. and before that, he worked as the vice president of worldwide sales and field operations at GaSonics International, Inc. from August 1997 to January 2001. Throughout his career, Mr. Alexander has held various senior management positions throughout the semiconductor industry including vice president, Asia-Pacific sales and field operations at Tencor Instruments, vice president of international operations for Watkins-Johnson Company, director of Asia-Pacific regional marketing for Applied Materials, CVD Division, and senior manager of Asia-Pacific strategic sales for Lam Research Corporation. Mr. Alexander received a bachelor’s degree from San Jose State University and a master’s degree in business administration from Golden Gate University.

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

Rae Ann Werner has served as vice president, controller, and chief accounting officer since January 2003. Prior to that, she served as our controller from February 1999 to January 2003. From 1993 to 1999 she held a variety of finance positions with increasing responsibilities since joining us in November 1993.  Ms. Werner’s professional career spans more than 18 years, and prior to joining us, she held a variety of financial positions with semiconductor and communications companies in the San Diego area.  Ms. Werner received a bachelor’s degree in accounting from San Diego State University.

Executive officers serve at the discretion of the board of directors. There are no family relationships between any of the directors and our executive officers.

Item 1A.  Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently think are material may also impair our business operations.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our revenues and operating results from quarter-to-quarter have varied in the past and our future operating results may continue to fluctuate significantly.

Factors that contribute to fluctuations in our revenues and operating results include:

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

Our business depends on the semiconductor and the semiconductor capital equipment industries, which are highly volatile and unpredictable.

We derive substantially all of our revenues from photolithography tool manufacturers, or original equipment manufacturer (“OEM”) customers, who incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from chipmakers who purchase consumables, spare parts, upgrades and service directly from us.  Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors.  That demand is highly volatile and unpredictable.

As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs and currently appears to be in flux, with industry experts uncertain about the level of growth to expect in 2006.  In late 2005 and early 2006, business indicators for our industry have become more positive, and estimates of semiconductor capital equipment spending for the full year of 2006 now range from an increase of at least 5% to as much as 10% to 12% over 2005 levels.  The lithography segment of the semiconductor capital equipment industry could grow at about double the rate of the industry as a whole due to a perceived need for additional lithography tools, with advanced lithography tools expected to have higher average selling prices.

The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still being able to motivate and retain our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.  We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery.

Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. The previous downturn in the semiconductor industry had a severe effect on the demand for semiconductor manufacturing equipment. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results.  Semiconductor industry downturns and slowdowns are likely to continue to adversely affect our business, financial condition and operating results, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

Our OEM customers try to manage their inventories and production requirements to appropriate levels that reflect their expected sales to chipmakers. Market conditions in the semiconductor industry and our OEM customers’ production efficiency can cause them to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements. We continue to work with our OEM customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our OEM customers’ inventory management and production requirements or that our OEM customers will not build up an excess inventory of light source systems. If our OEM customers retain an excess inventory of light source systems, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows.  If our OEM customers demand shorter product lead times to improve their inventory and cash positions, our inventory management and cash position may be negatively impacted, which may adversely affect our operating results, financial condition and cash flows.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Years ended December 31,
	2003	2004	2005
ASM Lithography	24%	34%	32%
Canon	24%	11%	8%
Nikon	21%	22%	24%

Total	69%	67%	64%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	December 31,
	2004	2005
ASM Lithography	46%	36%
Canon	5%	5%
Nikon	31%	25%

Total	82%	66%

We expect that sales of our light source products to these three customers will continue to account for a substantial majority of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We can provide no assurance that any of our customers will continue to purchase our products at past or current levels.  For example, revenue attributable to sales to Canon has declined by more than 50% over the last two fiscal years.  Sales to Canon or any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

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

The loss of any significant business from or production problems for any one of these three customers would harm our business and financial condition.

A substantial percentage of our revenue is derived from the sale of a limited number of primary products.

Our only current product line is excimer light source systems, including KrF and ArF systems, and support, including consumable and spare parts and service support.  We expect these light source systems and the related support to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools.

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

Our most significant product introduction in recent years consisted of a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called MOPA.  The MOPA design represents a paradigm shift from previously accepted lithography technology and offers chipmakers higher power, tighter bandwidth and lower cost of operation for their current – and we expect for their future – optical lithography applications.  As originally designed, the MOPA architecture was projected to provide its benefits across all three DUV wavelengths – 248 nm, 193 nm, and 157 nm – but at this time, the semiconductor industry has only adopted MOPA at the 193 nm wavelength, due to the successful extension of 248 nm single chamber technology, and the omission of 157 nm lithography from the roadmap.  There are risks inherent in the ongoing transition to the MOPA technology, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability, cost effectiveness, and product performance in the field of the new products and the development of a comparable product by our competitor.

We believe that chipmakers are currently developing a capability to produce devices that are measured at 90 nm or less, and these efforts are driving the current demand for our light source products for DUV photolithography systems. After chipmakers have this capability, their demand for our light source products will depend, in part, on whether they want to expand their capacity to manufacture these devices. This will in turn depend on whether their sales forecasts and projected manufacturing process yields justify the necessary investments.

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

We believe it is critical for us to provide quick and responsive service directly to the chipmakers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide these services.  Accordingly, we have an ongoing effort to develop our direct support system with locations in Europe,

Korea, Japan, the People’s Republic of China, Singapore, Taiwan and the U.S. This requires us to do the following:

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

In order to respond to the business cycles of the semiconductor industry, in the past few years we have sharply expanded and contracted the scope of our operations and the number of employees in many of our locations and departments. As the semiconductor industry cycle moves between growth and contraction we will need to:

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

If we fail to effectively manage changes in our business, our operating results, financial condition and cash flows will be adversely affected.

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

We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers.  For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier.  To reduce the risk associated with this single supplier, we carry a significant strategic inventory of these components.  Strategic inventories are managed as a percentage of future demand.  We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  In addition, we contract the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market conditions.  Because many of  these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum.  Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would have a material adverse effect on our operating results, financial condition and cash flows.

We face competition from one company and may face competition from additional competitors who enter the market.

We are currently aware of one significant competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Additionally, late in 2004, a former competitor Coherent, Inc., a U.S. company, announced that their Lambda-Physik subsidiary would no longer pursue the excimer light source systems business for photolithography in the semiconductor industry.

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

We serve an increasingly global market.  A large portion of our total revenues is derived from customers located outside of the U.S., particularly in Asian countries.  We expect our international sales to continue to account for a very large portion of our total revenues.  In order to support our foreign customers, we maintain a manufacturing and field service subsidiary in Korea as well as field service and support subsidiaries in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan.

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

Many of our major customers and many of the chipmakers who use our light source products in their photolithography systems are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with U.S. export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries.  Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year.  We take these  requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings.

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment – An Amendment to Statement Nos. 123 and 95,” which we have adopted as of January 1, 2006.  This new rule requires us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans has made it more difficult and expensive for us to grant options to employees, which has resulted in changes to our equity compensation strategy, including a reduction in the number of stock options granted to employees.  We have already developed alternative cash compensation arrangements for our employees to replace the majority of these stock option programs and may be required to offer additional alternative cash compensation arrangements in the future. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules and alternative cash compensation programs may adversely impact our future operating results, financial condition and cash flows.

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

As of December 31, 2005, we owned 230 U.S. patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to October 2023.  As of December 31, 2005, we had applied for 110 additional patents in the U.S.  As of December 31, 2005, we owned 334 foreign patents and had 344 patent applications pending in various foreign countries.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. As a result of cost constraints, we did not begin seeking patent protection in Japan and other countries for our inventions that are covered by U.S. patents and patent applications until 1993.  As a result we do not have the right to seek foreign patent protection for some of our early inventions.  Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. Thus, the likelihood of piracy of our technology and products is greater in these countries. Further, third parties might independently develop similar products, duplicate our products, or design around patents that are granted to us.

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

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Currently, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

Specifically, Komatsu has notified us that we may be infringing some of its Japanese patents. During our subsequent discussions, Komatsu also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu’s U.S. patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

We have notified our competitor and others of our U.S. patent portfolio. Specifically, we have notified Komatsu that it may be infringing some of our U.S. patents. We have discussed with Komatsu our claims against each other.  Komatsu challenged one of our U.S. patents in the USPTO but our patent was subsequently re-issued by the USPTO.  Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton.  We also have had discussions with Lambda-Physik (a subsidiary of Coherent, Inc.) regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

In the future, patent litigation may result due to a claim of infringement by our competitor or any other third party or may be necessary to enforce patents issued to us.  Any such litigation could result in substantial cost to us and diversion of our effort,  which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end-users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, or as a result thereof, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license.  Alternatively, we may design around the third party’s intellectual property rights or we may challenge these claims in legal proceedings.  Any adverse determination in a legal proceeding could result in one or more of the following, any of which could harm our business, financial condition and operating results:

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

We registered the trademarks ‘‘CYMER’’ and “INSIST ON CYMER” and others in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

We are dependent on air transport to conduct our business and disruption of domestic and international air transport systems could adversely affect our business.

We depend on regular and reliable air transportation on a worldwide basis for many of our routine business functions. If civil aviation in the U.S. or abroad is disrupted by terrorist activities or security responses to the threat of terrorism or for any other reason, our business could be adversely affected in the following ways:

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

•                  U.S. political, economic, and market conditions; and

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters is located in San Diego, California and includes administrative, manufacturing, engineering, and research and development facilities.  In addition, we have field service offices located throughout the U.S. and internationally and have a manufacturing facility located in Korea that we use to refurbish chamber assemblies.  We completed construction of a 265,000 square foot building adjacent to our corporate headquarters located in San Diego, California in the third quarter of 2003.  Also in the third quarter of 2003, we transferred all manufacturing activities and corporate services from two leased facilities in San Diego to this company-owned manufacturing and office facility.  As of December 31, 2004 we had subleased both of the facilities we vacated in 2003. In addition to the leased facilities in San Diego, we also have a much smaller leased facility in Charlestown, Massachusetts.  We subleased a portion of this facility in the fourth quarter of 2005.

At December 31, 2005, details on our leased and owned property were as follows:

Location	Lease Expiration	Total Square Footage	Primary Usage / Status

San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research and development facilities

San Diego, California (1)	Owned	265,000	Manufacturing and administrative office
San Diego, California	January 2010	108,290	Facility subleased
San Diego, California	January 2010	36,959	Facility subleased
Portland, Oregon	April 2006	1,857	Field service office
Charlestown, Massachusetts	October 2007	21,262	11,262 square feet subleased 12/05; 10,000 square feet vacant

Motoyawata, Japan	June 2006	13,831	Field service and sales office
Osaka, Japan	July 2006	807	Field service and sales office
Hsin-Chu, Taiwan	June 2008	4,821	Field service and sales office
Goldhill Plaza, Singapore	June 2007	1,866	Field service and sales office
Maarssen, Netherlands	May 2009	3,715	Field service and sales office
Veldhoven, Netherlands	December 2008	2,605	Field service and sales office
Pyongtaek-city, Kyonggi, Korea – Land (2)	December 2020
– Building	Owned	26,000	Manufacturing, sales and administrative
Pudong, Shanghai, China	October 2006	4,746	Field service and sales office

(1) Land and building are owned by us.

(2) Land leased through December 2020.

Item 3.

Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is publicly traded on the Nasdaq National Market under the symbol “CYMI”. The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2004
First quarter	$50.44	$34.90
Second quarter	$41.99	$30.75
Third quarter	$37.40	$23.81
Fourth quarter	$35.17	$25.69

Year ended December 31, 2005
First quarter	$30.00	$22.65
Second quarter	$29.13	$22.96
Third quarter	$36.43	$26.07
Fourth quarter	$40.43	$30.46

The closing sales price of our common stock on the Nasdaq National Market was $44.18 on March 8, 2006 and there were 265 registered holders of record as of that date.

We have never declared or paid cash dividends on our common stock and currently do not anticipate paying cash dividends in the future.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference to our Proxy Statement for our 2006 annual meeting of stockholders.

Item 6.           Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Years ended December 31,
	2001 (1)	2002	2003	2004 (4)	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Product sales	$267,003	$287,995	$265,816	$417,296	$382,638
Other	1,948	871	57	783	1,010
Total revenues	268,951	288,866	265,873	418,079	383,648

Costs and expenses:
Cost of product sales	151,340	162,095	187,679	243,473	227,290
Research and development (2)	61,023	72,580	56,768	58,612	64,025
Sales and marketing	19,617	17,153	16,966	23,369	25,143
General and administrative	18,990	18,212	39,094	31,630	26,514
Purchased in-process research and development	5,050	—	—	—	—
Total costs and expenses	256,020	270,040	300,507	357,084	342,972
Operating income (loss)	12,931	18,826	(34,634)	60,995	40,676

Other income (expense) – net	(837)	(2,077)	(1,139)	(421)	5,112
Income (loss) before income tax
provision (benefit) and minority interest	12,094	16,749	(35,773)	60,574	45,788
Income tax provision (benefit)	2,871	2,706	(21,464)	15,144	262
Minority interest	(368)	(447)	(1,091)	(2,276)	1,026

Income (loss) before cumulative change in
accounting principle	8,855	13,596	(15,400)	43,154	46,552

Cumulative change in accounting principle,
net of taxes	(370)	—	—	—	—

Net income (loss)	$8,485	$13,596	$(15,400)	$43,154	$46,552

Basic earnings (loss) per share	$0.28	$0.41	$(0.44)	$1.17	$1.29
Weighted average common shares
outstanding	30,474	33,317	35,065	36,758	36,017

Diluted earnings (loss) per share	$0.27	$0.39	$(0.44)	$1.15	$1.27
Weighted average common and dilutive
potential common shares outstanding	31,108	34,712	35,065	37,584	36,544

	As of December 31,
	2001 (1)	2002	2003	2004 (3)	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (4)	$96,891	$92,273	$110,632	$114,246	$233,745
Working capital	257,851	351,127	397,790	452,579	499,670
Total assets	483,346	766,887	809,244	818,836	791,376
Total long-term liabilities	151,772	255,154	261,627	208,035	151,304
Treasury stock	(24,871)	—	—	—	(50,000)
Stockholders’ equity	254,814	412,334	453,330	517,320	538,454

(1)          Includes results of operations of Active Control Experts, Inc. (“ACX”) acquired on February 13, 2001 for the periods subsequent to its acquisition.

(2)          Includes amortization of goodwill and intangible assets associated with the acquisition of ACX in February 2001.  These amounts were previously shown as a separate line on the consolidated financial statements.  Amortization of goodwill and intangible assets totaled $3.1 million for the year ended December 31, 2001. Amortization of intangible assets totaled  $160,000 for each of the years ended December 31, 2002, 2003 and 2004, and $20,000 for the year ended December 31, 2005.

(3)          During the fourth quarter of 2004, we corrected our accounting treatment for our parts refurbishment activities and all amounts associated with this correction are included in 2004.  This adjustment resulted in a $2.9 million increase in the inventory balance as of December 31, 2004, a $28.5 million increase in 2004 product revenues, a $25.6 million increase in 2004 cost of product sales, and a $2.0 million increase in 2004 net income.  See further discussion on change in accounting method for refurbishment activities under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and Estimates” and Item 8 “Financial Statements and Supplementary Data” Note 1 to our consolidated financial statements under “Parts Refurbishment”.

(4)             In the first quarter of 2005, we reclassified auction rate securities from cash and cash equivalents to short-term investments. Prior year-end balances were adjusted to conform to this presentation. As of December 31, 2001, 2002, 2003 and 2004, $14.3 million, $104.4 million, $120.0 million and $86.8 million of auction rate securities were reclassified from cash and cash equivalents to short-term investments, respectively.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for DUV photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to all three lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. Our headquarters is located in San Diego, California where we develop and manufacture all of our light source systems.  As a large portion of our revenue is derived from customers located outside of the U.S., we maintain a manufacturing spares facility and field service office in Korea and field service and support offices in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the U.S. to service our installed base of light sources located in the U.S.

Since we derive a substantial portion of our revenues from photolithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs, and the activities of the last few years illustrate this cyclicality.  In 2000, the semiconductor industry experienced strong growth, which was followed by a three year decline from 2001 through late 2003. Growth resumed in the final quarter of 2003 and continued through the third quarter of 2004.  In the fourth quarter of 2004, the industry declined briefly, then leveled off early in 2005, and began to improve gradually thereafter.

Although 2005 started with revenue levels flat to slightly lower than 2004 levels, we began to see several positive indicators for the semiconductor industry early in 2005, and certain areas of our business increased steadily throughout 2005.  We experienced sequential quarter over quarter revenue growth throughout 2005.  This revenue growth was due primarily to strong demand for our consumables and spare parts, which is driven by our pulse usage, but also due to our ability to realize higher ASPs as we sold more of our newest, most advanced, highest value-added light sources, and fewer trailing edge tools for capacity expansion.  In addition, by the end of the year, the utilization rates of our light sources at chipmakers, which reflect fab activity, had grown 33% over the January level, and reached a record high level, as chipmakers worked to achieve higher productivity.  We saw strong utilization trends in every region.  Overall semiconductor fab utilization rose to the low- to mid-90% range by the end of 2005, from about 90% in the third quarter of 2005.  Our most advanced technology products were the main driver of our light source system demand throughout 2005 and should continue to be a strong driver in the future, since chipmakers must continue to shrink feature size and expand leading edge capacity.

More recently, business indicators have become more positive, with fab utilization rates continuing to turn upward, particularly at foundries, and demand for certain kinds of memory chips growing strongly.  We are particularly encouraged by the strong and increasing demand for a kind of memory chip called “NAND Flash,” which has been driven by the growing number of consumer video entertainment products. With these positive indicators the consensus among industry forecasters is that demand for chips will continue to be strong in 2006, causing semiconductor manufacturers to buy more capital equipment.  In fact, a number of chipmakers have announced that they intend to increase their capital spending in 2006.  Forecasters now expect capital spending in the semiconductor industry to increase at least 5%, and possibly as much as 10% to 12%, in 2006 over 2005.  We expect that increasing fab utilization, growing demand for more capable flash memory, and tight capacity for critical and mid-critical layers on silicon wafers, will drive demand for more lithography tools, particularly advanced tools.  We are strongly positioned as the leading supplier of light sources for advanced dry and immersion ArF lithography, currently the most promising growth segment of the DUV market.  However, there remains a possibility that macro-economic factors, such as high energy prices, rising interest rates, or a slowing real estate market could have a negative impact on consumer spending, including spending on electronic devices, which drives much of the demand for chips.

Throughout 2005, we created shareholder value through improved profitability and execution.  We focused on and were successful in improving gross margins during the year by reducing cycle times and material costs, and by shifting to a product mix of higher value-added and higher ASP ArF light source systems and products. We also focused on improving asset management with particular emphasis on improving inventory management and increasing operating efficiency and overall cash flows.  In 2005, we also assessed our existing infrastructure and ability to respond to the increased activity levels that are expected in 2006 in the semiconductor industry, and we believe we are well positioned to respond to these higher activity levels with our expanding ArF product offerings in the XLA Series, and with adequate production capacity and field support infrastructure and personnel.  In 2006, we will continue to focus on all of these areas, while continuing our efforts to generate a significant amount of cash and improve shareholder returns through higher returns on assets, which includes increasing our inventory turns and return on invested capital during the year.  In addition, we expect to continue to explore opportunities on the most effective use of our cash, including the potential additional repurchase of our own stock and convertible subordinated notes.

In July 2005, we entered into a joint venture agreement with Zeiss to form TCZ.  TCZ is currently developing, and will integrate, market, sell, and support, process tools for the flat panel display manufacturing industry.  The joint venture is headquartered in San Diego and is owned 60% by us and 40% by Zeiss. The joint venture is targeting the growing market for LTPS processing used in the  manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  We currently expect that TCZ will ship an evaluation model of its first production tool, the TCZ 900X, in late 2006 or early 2007, and we currently expect that TCZ will break even from a financial standpoint in 2008.

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

The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force (“EITF”) Bulletin No. 00-21, “Revenue Arrangements with Multiple Deliverables” as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services.  We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer – 1) shipment of the light source system 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer.  Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate.  In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is upon shipment from our facility.  For a significant portion of our spare parts sales, our customers return the consumed assembly to us as part of the sale of the new part.  We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies.  As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare part sales. Revenue associated with our customers’ return of core assemblies is recognized upon receipt of the returned core assembly.  The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly based on historical experience.

Service and training revenue is recognized as the services are rendered.

For funded development contracts, which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved.

                  Valuation of Parts Used in Refurbishment Manufacturing Process and Corrected Accounting Method

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components as inventory and revenue or a reduction in cost of product sales sold depending on the reason for the part replacement.  The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly. The costs of refurbishment are also capitalized as part of ending inventory as incurred.   As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a quarterly basis and an inventory allowance is recorded as appropriate for these parts.  The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.  We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any changes in the demand for the parts or the yield of the parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations.

Prior to the fourth quarter of 2004, we recorded the value of this material as a reduction of our cost of product sales in the period that the returned assembly was disassembled by our manufacturing operations and the value of the reusable parts could be determined.  Upon further review of U.S. generally accepted accounting principles in the fourth quarter of 2004, we determined that we should instead estimate the value and record these consumed assemblies as inventory at the time that we receive the returned assembly from our customer and concurrently record this amount as either revenue or as a reduction to cost of product sales depending on the reason for the part replacement.  Prior to the fourth quarter of 2004 we recorded all such transactions as a reduction to cost of product sales.  During the fourth quarter of 2004, we corrected our accounting treatment for these refurbishment activities and recorded the financial impact for all of 2004 and prior years in our fourth quarter of 2004 financial statements.

Inventory Allowance

We perform an analysis of our inventory allowances on at least a quarterly basis to determine the adequacy of this allowance on our financial statements.  The amount of the inventory allowance is determined by taking into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. We determine the level of excess and obsolete inventory associated with our raw materials and production inventory, which includes all parts on hand from our refurbishment activities, by comparing the on hand inventory balances and inventory on order to the next 12 months of forecasted demand.  We then adjust this calculation for inventory that has a high likelihood of use beyond one year or can be used in other products that may have lower demands.  After this adjustment, we arrive at our total exposure for excess and obsolete inventory within our raw materials and production inventory.  As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders.  We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

The inventory allowance totaled $12.7 million and $10.4 million at December 31, 2004 and December 31, 2005, respectively. The decrease in this allowance from December 31, 2004 to December 31, 2005 was primarily due to the disposal of certain obsolete materials during 2005 and an overall decrease in inventory levels and excess parts as of December 31, 2005.

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

•                  Rate at which our customers take delivery of our light source systems and our consumable and spare parts;

•                  Loss of any of our three major customers or significant change in demand from any of these three customers;

•                  Overall mix of light source system models or consumable and spare parts and any changes to that mix required by our customers; and

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

Warranty Provision

We maintain an accrual for the estimated cost of product warranties associated with our product sales.  Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods.  At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms for light source systems and consumable and spare parts varies by light source system model.  The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products.  This model is then used to estimate future expenses related to warranty and the required warranty provision.  The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product’s life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

The total balance in the warranty provision accrual as of December 31, 2004 and December 31, 2005 was $28.2 million and $30.2 million, respectively.  This increase from year to year is primarily due to the higher level of consumables and spare parts sales that occurred in the second half of 2005 as compared to the second half of 2004 and the reserve amounts remaining in the warranty provision on December 31, 2005 related to these sales.  This increase in the spares and consumables portion of the warranty provision in 2005 was offset by decreases in the light source systems warranty caused by the overall mix of systems under warranty to those with lower warranty provision requirements and the higher number of light source systems at December 31, 2005 which were at the end of the warranty period.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.”  Pursuant to SFAS No. 109, a deferred tax asset or liability is generally recognized for the estimated future tax effects attributable to temporary differences, net operating loss (“NOL”) carryforwards and tax credit carryforwards.  Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized within the carryback or carryforward periods.  Information about an enterprise’s current financial position and its results of operations for the current and preceding years, as well as all currently available information about future years should be considered.

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.  Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized.  Based upon the analysis, with the exception of TCZ,  we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets within the period allowed by current applicable tax law and, as such, no valuation allowance against deferred tax assets is provided.  However, in the case of our newly-created joint venture, TCZ, we do not feel that there is sufficient evidence or operating history to conclude that TCZ’s future operating profits are likely to allow it to utilize its NOL carryforwards and, consequently, a full valuation allowance has been provided against those loss carryforwards in the amount of $293,000.

At December 31, 2005 we had federal tax NOL carryforwards of $29.3 million and federal tax credits of $19.2 million, both of which begin to expire in 2020.  At December 31, 2005, we had state tax credit carryforwards of $15.2 million, of which $3.5 million begin to expire in 2009, and $11.7 million may be carried forward indefinitely.  At December 31, 2005 we had foreign NOL carryforwards of $1.8 million which may be carried forward indefinitely.

A material adverse change in the outlook for worldwide lithography tool sales, the expected selling prices or profit margins for our products or our expected share of the global market for lithography light sources, could cause us to determine that additional valuation allowances are needed for some or all of our deferred tax assets, and would result in an increase to our income tax provision in the period in which such determination is made.

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

We have not provided for the U.S. federal income and foreign withholding taxes on $53.3 million of undistributed earnings from non-U.S. operations as of December 31, 2005 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends.  Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of December 31, 2005. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

The American Jobs Creation Act of 2004 and IRC Section 965 allow a temporary 85% dividends received deduction on repatriated foreign earnings if the funds are reinvested in the U.S.  We have evaluated the impact of repatriation of foreign earnings under IRC Section 965 and concluded that we will not repatriate any foreign earnings under these provisions.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2003	2004	2005
Revenues:
Product sales	100.0%	99.8%	99.6%
Product sales - related party	—	—	0.1
Other	—	0.2	0.3
Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	70.6	58.2	59.2
Research and development	21.4	14.0	16.7
Sales and marketing	6.3	5.6	6.6
General and administrative	14.7	7.6	6.9
Total costs and expenses	113.0	85.4	89.4

Operating income (loss)	(13.0)	14.6	10.6

Other income (expense) – net	(0.5)	(0.1)	1.3

Income (loss) before income tax provision (benefit) and minority interest	(13.5)	14.5	11.9

Income tax provision (benefit)	(8.1)	3.6	0.1
Minority interest	(0.4)	(0.6)	0.3

Net income (loss)	(5.8)%	10.3%	12.1%
Gross margin on product sales	29.4%	41.7%	40.6%

YEARS ENDED DECEMBER 31, 2004 AND 2005

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.”

The following table summarizes the components of our revenue (in thousands, except units sold):

	Years ended December 31,
	2003	2004	2005

Light source systems:
Revenue	$160,302	$244,840	$207,402
Units sold	163	301	207
Average selling price (1)	$983	$827	$982

Consumable and spare parts and
service products	$105,514	$172,456	$175,236
Other revenue	$57	$783	$1,010

Total revenue	$265,873	$418,079	$383,648

(1)          Calculation of average selling price includes $4.2 million deferred light source revenue during 2004 and excludes $4.2 million deferred light source revenue that was recognized in 2005.  We had one arrangement where a portion of the light source system fee was not payable until the system was installed successfully at the end-user. This arrangement expired in March 2005.

Product sales decreased 8% from $417.3 million for 2004 to $382.6 million for 2005.  This decrease in product sales was due to lower light source system revenues partially offset by higher consumable and spare parts and service product revenues during 2005 as compared to 2004. Light source system revenues decreased 15% from $244.8 million for 2004 to $207.4 million for 2005.  A total of 301 light source systems were sold in 2004 at an average selling price of $827,000, compared to 207 systems sold in 2005 at an average selling price of $982,000.  On a foreign currency adjusted basis, the average selling price for 2004 was $816,000 compared to $984,000 for 2005. The increase in the average selling price from year to year reflected the shift in the product mix from capacity driven lower priced KrF products in 2004 to higher priced technology buys of advanced ArF products in 2005. The decrease in quantities of light source systems sold from year to year was due to the brief upturn in the semiconductor industry in 2004, when chipmakers expanded capacity, compared to the slight slowdown and flattening of the industry in 2005 which impacted the demand for our light source systems, particularly KrF light sources for capacity expansion. This decrease in light source system revenues from year to year was offset by a 2% increase in revenues associated with our consumable and spare parts and service products from $172.5 million for 2004 to $175.2 million for 2005.  Revenues from funded development contracts were $783,000 for 2004, compared to $1.0 million for 2005.  There were no revenues recorded or earned associated with the TCZ joint venture for 2005.  As a result of the current market conditions and the anticipated semiconductor industry growth, we expect our revenue to increase between 15% and 18% in the first quarter of 2006 compared to the fourth quarter of 2005.

Our backlog at December 31, 2004 was $79.1 million compared to $90.8 million at December 31, 2005.  Bookings for the years ended December 31, 2004 and December 31, 2005 were $393.3 million and $395.4 million, respectively.  The book-to-bill ratio for the quarter ended December 31, 2004 was 0.80 compared to 1.17 for the quarter ended December 31, 2005.  The increase in the backlog  is due to the changing condition of the semiconductor industry from year to year.  The backlog as of December 31, 2004 reflected the brief slowdown and flattening in the semiconductor industry that started in late 2004, whereas the backlog as of December 31, 2005 reflects the recent start of what is anticipated to be a growth phase in the semiconductor industry.  The increase in bookings was primarily due to increased orders of light source systems in the fourth quarter of 2005 as compared to the fourth quarter of 2004.

We installed 279 light sources at chipmakers and other end-users during 2004 as compared to 245 light sources installed during 2005.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 34%, 11% and 22%, respectively, of total revenue for 2004, and 32%, 8% and 24%, respectively, of total revenue for 2005.

Our sales are generated primarily by shipments to customers in Japan, Europe, and the U.S.  Approximately 82% and 84% of our sales for 2004 and 2005, respectively, were derived from customers outside the U.S.  We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 32% and 31% of total revenues for 2004 and 2005, respectively. The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our net sales.

Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products by our Japanese subsidiary for resale under firm third-party sales commitments.  Shipping costs associated with our product sales are also included in cost of product sales.  We do not charge our customers for shipping fees and such costs are not significant.

The cost of product sales decreased 7% from $243.5 million for 2004 to $227.3 million for 2005. This decrease in the cost of product sales was primarily due to lower light source system sales in 2005 compared to 2004.  In addition, the decrease in the cost of product sales from year to year also reflects lower overall product costs as a result of our material costs reduction efforts.

The gross margin on product sales was 41.7% for 2004 as compared to 40.6% for 2005. This lower gross margin from year to year was primarily due to the increase in consumables and service revenues which have lower gross margins. In addition, the gross margin for 2004 was favorably impacted by approximately two percentage points due to a customs refund that was received by our Korea office and credited to cost of product sales. Gross margin in the second half of 2005 was improved from the first half of the year due to increased factory yield and utilization and decreased cycle times and overall material costs.  Going forward, we anticipate our gross margin will increase due to increasing revenue levels, improved efficiencies and continued benefits from our product cost reduction activities.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 9% from $58.6 million for 2004 to $64.0 million for 2005 due primarily to costs associated with our LTPS product development efforts and EUV light source development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $7.6 million and $2.8 million for 2004 and 2005, respectively.  In addition to our development of EUV and LTPS technologies during 2005, we also continued to focus on next generation ArF products based on the XL platform and next generation KrF products.   As a percentage of total revenues, research and development expenses increased from 14.0% for 2004 to 16.7% for 2005 due primarily to increased research and development efforts and lower revenues in 2005 as compared to 2004.  As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.  In addition, research and development expenses will be higher in 2006 as a result of our adoption of SFAS 123R, stock option expensing, on January 1, 2006.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 8% from $23.4 million for 2004 to $25.1 million for 2005. This increase in sales and marketing expenses from year to year primarily reflects increased sales expenses associated with our chipmaker customers at our foreign locations and market development costs associated with the TCZ joint venture. These expenses were offset by decreased profit sharing and bonus expenses incurred in 2005 compared to 2004.  As a percentage of total revenues, such sales and marketing expenses increased from 5.6% for 2004 to 6.6% for 2005.  We expect that our sales and marketing expenses will increase slightly as a result of the new stock option expensing requirements in 2006.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs.  General and administrative expenses decreased 16% from $31.6 million for 2004 to $26.5 million for 2005 primarily due to the receipt of rent payments in 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004. General and administrative expenses in 2004 also included $3.0 million in costs associated with revisions of our estimates related to the timing and market rates for subleasing the San Diego and Charlestown facilities, which we exited in 2003 compared to $384,000 of such expenses recorded in 2005. The lower general and administrative expenses in 2005 were offset by increased stock-based compensation expense associated with non-employees and initial expenses associated with the TCZ joint venture during the year.  As a percentage of total revenues, general and administrative expenses decreased slightly from 7.6% for 2004 to 6.9% for 2005.  We anticipate that general and administrative expense levels will increase as a result of the new stock option expensing requirements in 2006.

Total Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar, and gains and losses associated with debt extinguishment transactions.  Net other expense totaled $421,000 for 2004, compared to net other income of $5.1 million for 2005. The change from net other expense to net other income was primarily due to an increase in interest income, a decrease in interest expense and a higher gain on debt extinguishment related to our notes repurchase activities from year to year. This was offset by a foreign currency exchange loss recorded in 2005 compared to a small foreign currency gain recorded in 2004. The increase in interest income from 2004 to 2005 reflected higher market interest rates for our short-term and long-term investments on higher cash and investment balances.. The decrease in interest expense from year to year was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the third quarter of 2004 and the second quarter of 2005.  Foreign currency exchange gains totaled $82,000, interest income totaled $8.1 million, interest expense totaled $9.5 million and gain on debt extinguishment totaled $911,000 for 2004, compared to a foreign currency exchange loss of $1.1 million, interest income of $10.9 million, interest expense of $6.9 million and gain on debt extinguishment totaling $2.2 million for 2005.

Income Tax Provision. The tax provision of $15.1 million and $262,000 for 2004 and 2005, respectively, reflects an annual effective rate of 25% and less than 1%, respectively. The change in the annual effective tax rate from period to period was primarily attributable to the decrease in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research credits.
Included in the income tax provision for 2005 are corrections to income tax expense that resulted from a weakness in our internal control policies and procedures regarding the reconciliation of income tax accounts that were not designed with adequate precision and our process and procedures over our foreign tax provisions did not provide for adequate review as of December 31, 2005.  These corrections resulted in an $804,000 reduction in our income tax provision for the year ended December 31, 2005.  Although the corrections were not considered material to our consolidated financial statements, we assessed a material weakness in our internal controls over accounting for income taxes under the Sarbanes-Oxley section 404 requirements as of December 31, 2005.  The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income. During the fourth quarter of 2005, the expiration of certain statutes of limitations related primarily to U.S. federal tax credits and deductions allowed us to release tax reserves in the amount of $4.2 million. As a result, our fourth quarter of 2005 annualized effective tax rate was a benefit rate of 11% resulting in an annual effective tax rate of less than 1%. The decision to release tax reserves is made each quarter based on all relevant facts and circumstances. We do not expect the release of tax reserves to have a significant impact on our effective tax rate in future years.

The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006. The ETI was repealed by the American Jobs Creation Act of 2004 subject to certain transition rules. The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits in 2005 and 2006. Our estimated ETI benefit for 2005 reflects the transition rules. We did not benefit from the Section 199 deduction in 2005 due to the taxable income limitation. The benefit is available to us for future tax years subject to certain transition rules. We anticipate that the benefit available to us under both regimes will be comparable for years in which we have taxable income.

YEARS ENDED DECEMBER 31, 2003 AND 2004

Revenues.  Product sales increased 57% from $265.8 million in 2003 to $417.3 million in 2004, primarily due to a 53% increase in light source system revenue from $160.3 million in 2003 to $244.8 million in 2004.  A total of 163 light source systems were sold in 2003 at an average selling price of $983,000, compared to 301 systems sold in 2004 at an average selling price of $827,000.  On a foreign currency adjusted basis, the average selling price for 2003 was $963,000 compared to $816,000 for 2004. The decrease in the average selling price from period to period reflected the shift in the product mix to capacity driven lower priced KrF products in 2004.  Product sales were further increased from period to period due to a 63% increase in sales of consumable and spare parts and service products from $105.5 million in 2003 to $172.5 million in 2004. Included in the sales of consumable and spare parts and service revenues were revenues associated with the receipt of reusable material contained within consumed core assemblies returned from our customers.  These revenues totaled $28.5 million for 2004. There were no such revenues recorded in 2003. See further discussion under Valuation of Parts Used in Refurbishment Manufacturing Process and Corrected Accounting Method under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Policies and Estimates” and Item 8 “Financial Statements and Supplementary Data” Note 1 to our consolidated financial statements under “Parts Refurbishment”.  The increase in this type of product sales was due to increased utilization of our DUV light source by chipmakers during most of 2004 and an increased installed base in 2004.  Revenues from funded development contracts were $57,000 in 2003, compared to $783,000 for 2004.

Sales to our three largest customers, ASM Lithography, Canon, and Nikon, amounted to 24%, 24% and 21%, respectively, of total revenue for 2003, and 34%, 11% and 22%, respectively, of total revenue for 2004.

Approximately 88% and 82% of our sales for 2003 and 2004, respectively, were derived from customers outside the U.S.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 44% and 32% of total revenues in 2003 and 2004, respectively.

Cost of Product Sales. The cost of product sales increased 30% from $187.7 million for 2003 to $243.5 million for 2004. This increase in the cost of product sales was primarily due to the overall increase in product sales from year to year. Both light source system sales and sales of consumable and spare parts and service products were higher in 2004 compared to 2003. In addition, the increase in the cost of product sales reflects the change in our accounting treatment for parts used in our refurbishment manufacturing process and the reclassification of these transactions as revenue rather than a credit to cost of product sales. The increase in cost of product sales also reflected the reduction in force activities which took place in October 2004 and mainly impacted manufacturing personnel. The increase in the cost of product sales was partially offset by the product costs associated with the shift in our product mix to lower cost KrF products and our overall material cost reduction targets on a variety of products. This increase in the cost of product sales was also offset by a $2.3 million Korean customs refund realized in the fourth quarter of 2004.

The gross margin on product sales was 29.4% for 2003 as compared to 41.7% for 2004.  This higher gross margin was primarily due to the improved efficiencies and costs associated with our XL Series light source and the shift to our lower cost and higher margin KrF products in 2004 as compared to 2003.  The higher gross margin in 2004 also reflected increased factory yield and utilization, increased and improved field utilization and efficiency and significant success in our material cost reduction efforts. In addition, gross margin was favorably impacted in 2004 by a couple of percentage points due to the Korean customs refund of $2.3 million.

Research and Development.  Research and development expenses increased 3% from $56.8 million for 2003 to $58.6 million for 2004, due primarily to costs associated with our EUV light source development, new business opportunity development and costs associated with the profit sharing and bonus plans, which were earned by employees in 2004. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $1.6 million and $7.6 million for the years ended December 31, 2003 and 2004, respectively.  In addition to our development of EUV, we also continued to focus on next generation KrF and ArF products based on the XL platform.  As a percentage of total revenues, research and development expenses decreased from 21.4% for 2003 to 14.0% for 2004 due primarily to lower revenues in 2003 compared to 2004.

Sales and Marketing.  Sales and marketing expenses increased 38% from $17.0 million for 2003 to $23.4 million for 2004.  This increase in sales and marketing expenses from year to year primarily reflected the expenses associated with the profit sharing and bonus plans, which were earned by employees in 2004 and increased marketing expenses associated with our international subsidiaries in 2004.  As a percentage of total revenues, such sales and marketing expenses decreased from 6.3% for 2003 to 5.6% for 2004.

General and Administrative. General and administrative expenses decreased 19% from $39.1 million for 2003 to $31.6 million for 2004 due to a number of factors. First of all, we incurred a $15.6 million tenant improvement write-off in 2003 associated with the facilities we vacated during the third quarter of that year. This tenant improvement write-off resulted in a decrease in depreciation expense in 2004, which is allocated among the various expense classifications.  Although we were successful in subleasing our San Diego facilities in 2004, we did incur a loss associated with one of the subleases.  General and administrative expenses in 2004 included $3.0 million in costs associated with such subleasing activities for our San Diego and Charlestown facilities.  In addition, general and administrative expenses were higher in 2004 as compared to 2003 due to the expenses associated with our bonus and profit sharing plans, which were earned by employees in 2004 and significant consulting and external audit fees associated with our compliance with the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act.   As a percentage of total revenues, such expenses decreased from 14.7% for 2003 to 7.5% for 2004.

Total Other Income (Expense) - Net.   Net other expense totaled $1.1 million and $421,000 for 2003 and 2004, respectively.  The decrease in net other expense was due to a decrease in interest expense from year to year, a gain on debt extinguishment related to our notes repurchases that we made in the third quarter of 2004 and a $281,000 gain recorded for a sale of investments during 2004. Interest expense was reduced from year to year due to our lower debt balances as a result of the repurchases of notes made in 2004. This decrease in net other expense from year to year was offset by a decrease in interest income and a decrease in foreign currency gains. The decrease in interest income reflected lower market interest rates for our short-term and long-term investments. The foreign currency gain in 2004 was reduced by a net $1.1 million loss associated with the discontinuance of certain cash flow hedges during the third quarter of 2004.  Foreign currency exchange gains totaled $436,000, interest income totaled $8.9 million and interest expense totaled $10.5 million for 2003, compared to foreign currency exchange gains of $82,000, interest income and other income of $8.1 million, interest expense of $9.5 million and a gain on debt extinguishment of $911,000 for 2004.

Income Tax Provision (Benefit).  The tax benefit of $21.5 million and the tax provision of $15.1 million for the years ended December 31, 2003 and 2004, respectively, reflected an annual effective rate of 60% and 25%, respectively.  The change in the annual effective tax rate during the year ended December 31, 2004 from a benefit rate of 60% to a provision rate of 25% was primarily attributable to the increase in pre-tax earnings as well as tax benefits from U.S. export incentive programs and research and development and manufacturing investment credits. The annual effective tax rates for both periods were less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income.  The Research and Experimentation Credit was extended under the Working Families Tax Relief Act for amounts paid or incurred after June 30, 2004 and before 2006.  The American Jobs Creation Act of 2004 repealed the ETI exclusion subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199. The benefit will be available to us for tax years beginning in 2005, subject to certain transition rules. We anticipate that the benefit available to us under both regimes is comparable for years in which we have taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings in August 1997 and February 2002, bank borrowings, and the proceeds from employee stock option exercises.  As of December 31, 2005, we had approximately $233.7 million in cash and cash equivalents, $130.2 million in short-term investments, $29.4 million in long-term investments, and $499.7 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  With the approval of our board of directors, we have periodically repurchased these notes in the open market.  We repurchased $49.2 million and $60.0 million principal amount of these notes in 2004 and 2005, respectively. As of December 31, 2005, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $34.2 million and $114.0 million for 2004 and 2005, respectively, compared to $3.6 million used in operating activities for 2003. Net cash used in operating activities during 2003 reflects the net loss for the year due to the downturn in the semiconductor industry. This net loss for the year also reflects additional overall costs associated with our new XLA 100 light source system and its introduction to manufacturing in early 2003.  Cash was further reduced by increases in customer accounts receivable, decreases in accounts payable, and accrued expenses and other liabilities offset by a decrease in inventory from year to year.  Net cash provided by operating activities during 2004 reflects net income for the year and increases in accrued and other liabilities and income taxes offset by increases in accounts receivable, inventories, and accounts payable. The increase in accounts receivable was significant for 2004 and resulted from a higher number of product shipments than normal taking place in the last month of the quarter ended December 31, 2004. The increase in inventories was primarily due to our response to the growing light source utilizations that we experienced during the first three quarters of 2004 and higher spares inventories to support what we thought would be a continued upturn in the semiconductor industry. When the industry started to slow down in the third and fourth quarters of 2004, we took action to reduce our spares and consumables inventory.  As a result of these actions, our inventory decreased by $10.6 million in the fourth quarter of 2004.  Net cash provided by operating activities during 2005 reflects net income for the year, significant decreases in accounts receivable and inventory and increases in accounts payable. The decrease in accounts receivable reflects collections we made in our receivable balances that were outstanding as of December 31, 2004. The decrease in inventory reflects the reduction in our field and factory inventory as a result of our ongoing initiative during 2005 to improve asset management by reducing inventory and increasing inventory turns.

Net cash provided by investing activities was approximately $272,000 and $78.6 million for 2004 and 2005, respectively, compared to $20.8 million used in investing activities for 2003. In 2003, the cash used in investing activities was due primarily to the continued construction of the new manufacturing and office facility in San Diego and purchases of required manufacturing equipment for the new facility. These capital acquisitions during the year were offset by the timing of short-term and long-term investments that matured and were reinvested during the year.  Net cash provided by investing activities during 2004 reflects the timing of short-term and long-term investments maturing and being reinvested during the year, purchases of property and equipment, a $6.0 million payment to acquire certain patents and a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary. Net cash provided by investing activities during 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the year, the acquisition of $18.8 million of property and equipment and a $2.5 million payment to acquire certain patents.

Net cash provided by financing activities was approximately $41.4 million for 2003, compared to net cash used in financing activities of $32.0 million and $71.0 million in 2004 and 2005, respectively. In 2003, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options of $48.2 million offset by a $6.7 million payment on our Japanese revolving loan, which occurred in June 2003.  In 2004, net cash used in financing activities reflects the repurchase of approximately $49.2 million principal amount of our convertible subordinated notes in the third quarter of 2004, at a discount to par.  This was offset by proceeds received from the exercise of stock options totaling $15.4 million during 2004. Net cash used in financing activities during 2005 reflects the repurchase of shares of our stock in the market totaling $50.0 million and the repurchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par. The treasury stock and note repurchases were partially offset by proceeds received from the exercise of employee stock options totaling $25.2 million and the minority interest investment received from Zeiss in the TCZ joint venture of $11.1 million in 2005.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations and other commitments as of December 31, 2005, and the impact such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Total	2006	2007	2008	2009	2010

Operating lease obligations (1)	$15,693	$4,999	$3,965	$3,380	$3,278	$71
Convertible subordinated notes	140,722	—	—	—	140,722	—
Interest on convertible subordinated notes	17,238	4,925	4,925	4,925	2,463	—
Purchase orders	48,215	48,215	—	—	—	—

Total commitments	$221,868	$58,139	$8,890	$8,305	$146,463	$71

(1)                We currently sublease all or a portion of our leased facilities, and the payments received under these are direct offsets to our operating lease obligations. The amounts in the table above represent the gross lease amounts and the following table summarizes amounts to be received under these non-cancelable sublease agreements (in thousands):

	Future Sublease Payments
	Total	2006	2007	2008	2009

Total sublease agreements	$9,725	$3,471	$3,604	$1,526	$1,124

At December 31, 2004 and 2005, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

SUBSEQUENT EVENTS

On January 2, 2006, we acquired the remaining 19% minority interest in our majority-owned subsidiary, Cymer Korea.  We paid a total of $7.0 million for this 19% interest. This transaction increased our total interest in Cymer Korea from 81% to 100%.

In the ordinary course of business, we maintain life insurance policies on certain executives as a means of funding our executive deferred compensation plan.  In January 2006, one of our senior executives for whom we held such a policy passed away.  As a result, we received a net $3.2 million in insurance proceeds in the first quarter of 2006.  These net proceeds will be included in other income on our statement of operations for the quarter ending March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151),  “Inventory Costs, an amendment of ARB 43, Chapter 4”.  This statement amends Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We have adopted SFAS No. 151 on January 1, 2006 and we do not believe that its adoption will have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method.  On April 14, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R. The deferral allows companies to adopt the provisions of SFAS No. 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, we have adopted SFAS No. 123R as of January 1, 2006.

We have evaluated the impact and implementation of SFAS No.123R and how this new pronouncement will effect our consolidated financial statements. We anticipate that the adoption of SFAS No. 123R will have a significant impact on our consolidated statements of operations, although it will have no impact on our cash position.  Our evaluation included a determination on how future stock awards will be valued based on an appropriate fair value model upon adoption of SFAS No. 123R as well as the impact of stock compensation expense associated with unvested stock options outstanding as of December 31, 2005.  In addition, as a result of the amendment to our employee stock purchase plan, effective May 1, 2005, our employee stock purchase plan is a non-compensatory plan under SFAS No. 123R, and, therefore, no stock compensation expense will be recorded under the employee stock purchase plan upon the adoption of SFAS No. 123R.  As of December 31, 2005, the unamortized compensation expense related to outstanding unvested options was approximately $12.7 million. We expect to amortize this expense over the remaining vesting period of these stock options. In addition, we will record additional expense for any new awards as they are granted in 2006 and in future years.  We are also required to elect the transition method that we will use as part of the adoption of SFAS No. 123R. The allowed transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and awards prospectively beginning with the first quarter adoption of SFAS No. 123R, while the retroactive method would require us to record compensation expense for all unvested stock options and awards beginning with the first period restated. We will use the prospective transition method upon our adoption of SFAS No. 123R effective January 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS No. 154  effective January 1, 2006 and we do not believe that its adoption will have a significant impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1 (“FSP 115-1 and 124-1”),  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP 115-1 and 124-1 applies to debt and equity securities accounted for under  Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The objective of FSP 115-1 and 124-1 is to provide guidance for identifying other-than-temporarily impaired investments. FSP 115-1 and 124-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective in annual financial statements for fiscal periods beginning after December 15, 2005.  We do not believe that the implementation of FSP FAS 115-1 and FAS 124-1 will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), ”Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”.  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are still assessing the impact that the adoption of SFAS No. 155 will have on our consolidated financial statements.

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

As of December 31, 2005, we had outstanding forward contracts to buy U.S. $46.2 million for 5.2 billion yen under foreign currency exchange facilities with contract rates ranging from 105.8 yen to 118.3 yen per U.S. dollar.  These contracts expire on various dates through June 2006.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred loss (net of tax) for those that qualify for hedge accounting treatment totaled $1.8 million and $70,000, respectively, as of December 31, 2005.

The fair value of these forward contracts as of December 31, 2005 would have fluctuated by $4.6 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these notes is payable on February 15 and August 15 of each year.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These  notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, approximately $49.2 million and $60.0 million principal amount, respectively, of these notes.  As of December 31, 2005, $140.7 million principal amount of the notes were outstanding.  The fair value of such debt based on quoted market prices on December 31, 2005 was $136.5 million.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

1.             Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005, have concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control over financial reporting related to our accounting for income taxes, as described below. Due to this material weakness, in preparing our financial statements at and for the year ended December 31, 2005, we performed additional analysis and other post-closing procedures related to our accounting for income taxes to reasonably assure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

2.             Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3.             Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this assessment, we have concluded that, as of December 31, 2005, our internal control over financial reporting was not effective due to the identification of a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weakness in its internal control over financial reporting as of December 31, 2005:

We did not maintain effective internal controls over our accounting for income taxes. Specifically, our policies and procedures over the reconciliation of income tax accounts were not designed with adequate precision and our policies and procedures over foreign tax provisions did not provide for adequate review. These deficiencies resulted in errors in our consolidated tax provision. Such errors were corrected prior to the issuance of our consolidated financial statements at and for the year ended December 31, 2005. These deficiencies also resulted in a more than remote likelihood that a material misstatement to our consolidated financial statements would not be prevented or detected.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm.  Their report appears on page F-2 of this Annual Report on Form 10-K.

4.             Management’s Remediation Efforts. Subsequent to December 31, 2005, we have taken the following steps to improve our internal controls over our accounting for income taxes:

•	Improved the procedures for reviewing our consolidated tax provisions and reconciling all subsidiary office tax; and

•	Increased the level of communication with our subsidiary accountants over the preparation of our foreign quarterly and annual tax provisions.

We will monitor the effectiveness of these new processes, procedures and controls and will make any changes management determines appropriate.

5.             Inherent Limitations on the Effectiveness of Internal Control. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding the identification and business experience of our directors under the caption “Proposal 1 - Election of Directors” in our Proxy Statement for the annual meeting of stockholders to be held on May 18, 2006 to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005, is incorporated herein by reference. For information regarding the identification and business experience of our executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information under the caption “Compensation of Executive Officers” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees” in our Proxy Statement is incorporated herein by reference.

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

Description

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) For the Years Ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or the notes thereto.

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

10.3

Single-Tenant Industrial Lease, dated December 19, 1996, by and between Arden Realty Finance III, LLC (originally AEW/LBA Acquisition Co. II, LLC) and Cymer, as amended (incorporated herein by reference to Exhibit 10.3 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4

Sublease Agreement, dated December 22, 2004, by and between Northrop Grumman Systems Corporation and Cymer (incorporated herein by reference to Exhibit 10.4 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2004).

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

10.10#

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

10.12#	2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 20, 2005)

10.13#	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on May 20, 2005).

10.14

Form of Stock Unit Grant Notice and Stock Unit Agreement used in connection with the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report 8-K filed on February 10, 2006).

10.15#

Employment Agreement, effective as of April 1, 2002, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16#

Employment Agreement, effective as of March 1, 2004, by and between Nancy J. Baker and Cymer (incorporated herein by reference to Exhibit 10.13 to Cymer’s Annual Report on 10-K for the year ended December 31, 2003).

10.17#

Employment Agreement, effective as of June 1, 2003, by and between Pascal Didier and Cymer (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18#

Employment Agreement, effective as of May 1, 2003, by and between Edward P. Holtaway and Cymer (incorporated herein by reference to Exhibit 10.4 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.19#

Employment Agreement, effective as of May 1, 2003, by and between Brian C. Klene and Cymer (incorporated herein by reference to Exhibit 10.5 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.20#

Employment Agreement, effective as of May 1, 2003, by and between Rae Ann Werner and Cymer (incorporated herein by reference to Exhibit 10.7 to Cymer’s  Quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.21#	Employment Agreement, effective as of October 21, 2004, by and between Bill N. Alexander and Cymer.

10.22#	Summary description of Cymer, Inc. Incentive Bonus Program as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on April 1, 2005).

10.23#	Summary description of Cymer, Inc. 3-Year Bonus Program (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed April 1, 2005).

10.24#

Cymer Inc. Deferred Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on for the quarter ended September 30, 2005).

10.25*

Joint Venture Agreement, dated July 15, 2005, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH. (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.26

Amendment No. 1 to Joint Venture Agreement of TCZ GmbH, dated September 16, 2005, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2005).

10.27*

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

10.28

Patent Sublicense Agreement, dated November 7, 2003, by and between SRL-EUV, LLC and Cymer, Inc. (incorporated herein by reference to Exhibit 10.27 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29

Patent Sublicense Agreement, dated November 7, 2003, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.28 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.30#	Reduction in Force Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.31#	Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.22 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.32*

Development Agreement dated January 23, 2004, by and between Cymer, Inc. and Intel Corporation (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.33*

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

21.1	Subsidiaries of Cymer.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC.

(d)                   Financial Statement Schedules.  See item 15, paragraph (a) (2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

By:	/s/ ROBERT P. AKINS
Robert P. Akins,
Chief Executive Officer,
and Chairman of the Board

Dated: March 14, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nancy J. Baker and Rae Ann Werner, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT P. AKINS	Chief Executive Officer,	March 14, 2006
Robert P. Akins	and Chairman of the Board
(Principal Executive Officer)

/s/ NANCY J. BAKER	Senior Vice President	March 14, 2006
Nancy J. Baker	and Chief Financial Officer
(Principal Financial Officer)

/s/ RAE ANN WERNER	Vice President, Controller	March 14, 2006
Rae Ann Werner	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ CHARLES J. ABBE	Director	March 14, 2006
Charles J. Abbe

/s/ EDWARD H. BRAUN	Director	March 14, 2006
Edward H. Braun

/s/ MICHAEL R. GAULKE	Director	March 14, 2006
Michael R. Gaulke

/s/ WILLIAM G. OLDHAM	Director	March 14, 2006
William G. Oldham

/s/ PETER J. SIMONE	Director	March 14, 2006
Peter J. Simone

/s/ YOUNG K. SOHN	Director	March 14, 2006
Young K. Sohn

/s/ JON D. TOMPKINS	Director	March 14, 2006
Jon D. Tompkins

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.3), that Cymer, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective internal controls over their accounting for income taxes. Specifically, the Company’s policies and procedures over the reconciliation of income tax accounts were not designed with adequate precision and their policies and procedures over foreign tax provisions did not provide for adequate review. These deficiencies resulted in errors in the Company’s consolidated tax provision. Management has concluded that these deficiencies resulted in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 8, 2006, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
March 8, 2006

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$114,246	$233,745
Short-term investments	175,866	130,204
Accounts receivable - net	110,680	89,818
Accounts receivable - related party	—	588
Foreign currency forward exchange contracts	—	1,776
Inventories	110,022	89,046
Deferred income taxes	23,337	33,338
Prepaid expenses and other assets	5,726	6,497
Total current assets	539,877	585,012

PROPERTY AND EQUIPMENT - NET	123,548	117,251
LONG-TERM INVESTMENTS	84,561	29,395
DEFERRED INCOME TAXES	44,913	34,429
GOODWILL	8,358	8,358
INTANGIBLE ASSETS - NET	10,394	10,474
OTHER ASSETS	7,185	6,457

TOTAL ASSETS	$818,836	$791,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,949	$17,710
Accounts payable - related party	—	4,975
Accrued warranty and installation	28,546	30,775
Accrued payroll and benefits	16,284	12,461
Accrued patents, royalties and other fees	6,318	7,180
Foreign currency forward exchange contracts	1,901	—
Income taxes payable	10,397	7,268
Unearned income	6,152	1,726
Other current liabilities	3,751	3,247
Total current liabilities	87,298	85,342

CONVERTIBLE SUBORDINATED NOTES	200,753	140,722
OTHER LIABILITIES	7,282	10,582

Total liabilities	295,333	236,646

MINORITY INTEREST	6,183	16,276

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 36,993,000 and 38,036,000 shares outstanding at December 31, 2004 and December 31, 2005, respectively	37	38
Additional paid-in capital	378,414	407,549
Treasury stock at cost (1,943,000 common shares) at December 31, 2005	—	(50,000)
Unearned compensation	(16)	—
Accumulated other comprehensive loss	(4,455)	(9,025)
Retained earnings	143,340	189,892
Total stockholders’ equity	517,320	538,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$818,836	$791,376

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2003	2004	2005

REVENUES:
Product sales	$265,816	$417,296	$382,238
Product sales - related party	—	—	400
Other	57	783	1,010
Total revenues	265,873	418,079	383,648

COSTS AND EXPENSES:
Cost of product sales	187,679	243,473	227,290
Research and development	56,768	58,612	64,025
Sales and marketing	16,966	23,369	25,143
General and administrative	39,094	31,630	26,514

Total costs and expenses	300,507	357,084	342,972

OPERATING INCOME (LOSS)	(34,634)	60,995	40,676

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) - net	436	82	(1,115)
Gain on debt extinguishment	—	911	2,220
Interest and other income	8,928	8,079	10,943
Interest and other expense	(10,503)	(9,493)	(6,936)

Total other income (expense) - net	(1,139)	(421)	5,112

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST	(35,773)	60,574	45,788

INCOME TAX PROVISION (BENEFIT)	(21,464)	15,144	262
MINORITY INTEREST	(1,091)	(2,276)	1,026
NET INCOME (LOSS)	$(15,400)	$43,154	$46,552

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.44)	$1.17	$1.29
Weighted average common shares outstanding	35,065	36,758	36,017

Diluted earnings (loss) per share	$(0.44)	$1.15	$1.27
Weighted average common and dilutive potential common shares outstanding	35,065	37,584	36,544

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

							Accumulated
			Additional				Other		Total	Total
	Common Stock		Paid-in	Treasury Stock		Unearned	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Loss	Earnings	Equity	Income (Loss)

BALANCE, JANUARY 1, 2003	34,227	$34	$302,501	—	$—	$(2,358)	$(3,429)	$115,586	$412,334

Exercise of common stock options and warrants	1,899	2	44,083						44,085
Issuance of employee stock purchase plan shares	217		4,072						4,072
Amortization of unearned compensation						737			737
Reversal of unearned compensation			(1,475)			1,475			—
Non-employee stock options granted			235						235
Employee stock options – change in status			1,102						1,102
Employee stock awards	2		22						22
Income tax benefit from stock options exercises			8,448						8,448
Net loss								(15,400)	(15,400)	$(15,400)
Other comprehensive loss:
Translation adjustment							799		799	799
Net unrealized loss on available-for-sale investments, net of tax							(894)		(894)	(894)
Net unrealized loss on derivatives, net of tax							(2,210)		(2,210)	(2,210)
Total comprehensive loss										$(17,705)

BALANCE, DECEMBER 31, 2003	36,345	36	358,988	—	—	(146)	(5,734)	100,186	453,330

Exercise of common stock options and warrants	502	1	11,721						11,722
Issuance of employee stock purchase plan shares	145		3,724						3,724
Amortization of unearned compensation						130			130
Non-employee stock options granted			29						29
Employee stock options – change in status			297						297
Employee stock awards	1		19						19
Income tax benefit from stock options exercises			3,636						3,636
Net income								43,154	43,154	$43,154
Other comprehensive income:
Translation adjustment							697		697	697
Net unrealized loss on available-for-sale investments, net of tax							(1,672)		(1,672)	(1,672)
Net unrealized gain on derivatives, net of tax							2,254		2,254	2,254
Total comprehensive income										$44,433

BALANCE, DECEMBER 31, 2004	36,993	37	378,414	—	—	(16)	(4,455)	143,340	517,320

Exercise of common stock options and warrants	928	1	22,527						22,528
Issuance of employee stock purchase plan shares	115		2,690						2,690
Amortization of unearned compensation						16			16
Repurchase of common stock into treasury				(1,943)	(50,000)				(50,000)
Non-employee stock options granted			83						83
Employee stock options – change in status			932						932
Employee stock awards			4						4
Income tax benefit from stock option exercises			2,899						2,899
Net income								46,552	46,552	$46,552
Other comprehensive income (loss):
Translation adjustment							(4,381)		(4,381)	(4,381)
Net unrealized loss on available-for-sale investments, net of tax							(574)		(574)	(574)
Net unrealized gain on derivatives, net of tax							385		385	385
Total comprehensive income										$41,982
BALANCE, DECEMBER 31, 2005	38,036	$38	$407,549	(1,943)	$(50,000)	$—	$(9,025)	$189,892	$538,454

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2004	2005

OPERATING ACTIVITIES:
Net income (loss)	$(15,400)	$43,154	$46,552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on debt extinguishment	—	(911)	(2,220)
Depreciation and amortization	30,938	28,364	28,280
Non-cash stock-based compensation	1,359	345	1,019
Amortization of unearned compensation	737	130	16
Minority interest	1,091	2,276	(1,026)
Provision for deferred income taxes	(23,669)	13,035	(1,680)
Loss on disposal and impairment of property and equipment	18,106	131	55
Change in assets and liabilities:
Accounts receivable - net	(10,478)	(47,861)	20,862
Accounts receivable - related party	—	—	(588)
Foreign currency forward exchange contracts	1,749	(679)	(3,002)
Inventories	7,107	(17,010)	20,976
Prepaid expenses and other assets	59	(884)	(1,936)
Accounts payable	(7,400)	(5,150)	3,761
Accounts payable - related party	—	—	4,975
Accrued expenses and other liabilities	(8,036)	16,270	2,634
Unearned income	—	5,399	(4,426)
Income taxes payable	242	(2,439)	(230)

Net cash provided by (used in) operating activities	(3,595)	34,170	114,022

INVESTING ACTIVITIES:
Acquisition of property and equipment	(62,783)	(19,485)	(18,750)
Purchases of investments	(471,968)	(641,674)	(290,728)
Proceeds from sold or matured investments	514,091	669,421	390,580
Acquisition of patents	—	(5,990)	(2,500)
Acquisition of minority interest	(180)	(2,000)	—

Net cash provided by (used in) investing activities	(20,840)	272	78,602

FINANCING ACTIVITIES:
Net borrowings under revolving loan and security agreements	(6,667)	—	—
Proceeds from issuance of common stock	48,157	15,446	25,218
Redemption of convertible subordinated notes	—	(47,407)	(57,336)
Cash investment received from minority shareholder	—	—	11,120
Payments on capital lease obligations	(50)	(48)	(20)
Repurchase of common stock into treasury	—	—	(50,000)

Net cash provided by (used in) financing activities	41,440	(32,009)	(71,018)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,354	1,181	(2,107)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,359	3,614	119,499
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	92,273	110,632	114,246

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$110,632	$114,246	$233,745

	Years ended December 31,
	2003	2004	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$9,004	$9,033	$6,914
Income taxes paid, net	$1,325	$3,515	$2,613

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of unearned compensation related to cancelled stock options previously issued for the ACX acquisition	$1,475	$—	$—
Intangible assets included in accrued liabilities	$5,990	$—	$—
Reversal of deferred tax asset valuation allowance against goodwill	$2,950	$—	$—

See Notes to Consolidated Financial Statements.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Cymer, Inc. and its wholly owned and majority-owned subsidiaries, are engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to manufacturers of photolithography tools in the semiconductor equipment industry.  We sell our product to customers primarily in Japan, Asia, Europe and the U.S.  In addition, we formed a joint venture with Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH called TCZ (for Team Cymer Zeiss) in July 2005. TCZ is developing a process tool for the flat panel display manufacturing industry.

Principles of Consolidation – The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), and our majority-owned subsidiaries, Cymer Korea, Inc. (“Cymer Korea”) and TCZ GmbH, a Swiss limited liability company.  We own 81% of Cymer Korea and 60% of TCZ.  See Note 18 for additional information on Cymer Korea.  Cymer Japan is currently our only subsidiary office that sells excimer light source systems.  Cymer Japan also provides field service to customers in the Japan region. Cymer Singapore, Cymer B.V., Cymer SEA, and Cymer PRC are field service offices for customers in those respective regions.  Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for that region and the Asia-Pacific region. TCZ is currently developing, and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.  All significant intercompany balances and transactions have been eliminated in consolidation.

 Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Cash Equivalents – Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less.  As of December 31, 2004 and 2005 we had $75.4 million and $143.0 million of cash equivalents, respectively.

Investments – We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, auction rate securities and commercial paper.  While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value.  In September 2004 we sold approximately $20.3 million of corporate debt securities that resulted in a $281,000 gain on the sale.  The cost of securities sold was determined by a specific identification method.

Inventories – Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market.  Cost includes material, labor and manufacturing overhead costs. Our inventories include reusable parts that we receive from our customers as part of consumed assemblies. We refurbish these returned core assemblies, which consist primarily of metal components, and reuse them in future core assemblies.  Refurbishment costs are capitalized as incurred.  We review the components of our inventory on a regular basis for excess or obsolete inventory and make appropriate allowances and dispositions in the period that such inventory is identified.

Parts Refurbishment – As part of our regular business activities, we conduct parts refurbishment activities related to some of our core assemblies, in particular our chamber assemblies, that wear out with use. The volume of this activity significantly increased in 2004.  These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price in exchange for the return of the consumed assembly from the customer.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components as inventory and revenue or a reduction in cost of product sales sold depending on the reason for the part replacement. The value of the reusable parts contained within the consumed assembly is determined based upon historical data of the value of the reusable parts that we typically yield from a consumed assembly. The costs of refurbishment are also capitalized as part of ending inventory as incurred. As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a quarterly basis and an inventory allowance is recorded as appropriate for these parts.  The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.

Prior to the fourth quarter of 2004, we recorded the value of this material as a reduction of our cost of product sales in the period that the returned assembly was disassembled by our manufacturing operations and the value of the reusable parts could be determined.  Upon further review of U.S. generally accepted accounting principles in the fourth quarter of 2004, we determined that we should instead estimate the value and record these consumed assemblies as inventory at the time that we receive the returned assembly from our customer and concurrently record this amount as revenue rather than as a reduction of cost of product sales.  During the fourth quarter of 2004, we corrected our accounting treatment for these refurbishment activities and recorded the financial impact for all of 2004 and prior years in our fourth quarter of 2004 financial statements. As a result of this analysis, we determined that although there was a financial impact due to this accounting correction, the amounts were not material to years prior to 2004 or to the fiscal year ended December 31, 2004. This adjustment resulted in a $2.9 million increase in the inventory balance as of December 31, 2004, a $28.5 million increase in 2004 product revenue, a $25.6 million increase in 2004 cost of product sales and a $2.0 million increase in 2004 net income.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Additions and improvements are capitalized and maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally one to five years).  The buildings that we own are depreciated over a useful life of twenty years. Leasehold improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the life of the asset or the remaining lease term. Equipment acquired under capital leases is stated at the present value of the future minimum lease payments.  Amortization of equipment obtained under capital leases is included in depreciation expense in the accompanying consolidated financial statements.  Light source systems built for internal use are capitalized and depreciated using the straight-line method over three years.

Goodwill/Intangible Assets – We account for our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. SFAS No. 142 includes provisions that discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. Under SFAS No. 142, our goodwill is subject to an annual impairment test. We conduct this test in the fourth quarter of each fiscal year, or whenever events or circumstances occur indicating potential impairment.

Intangible assets consist primarily of acquired patents. Intangible assets with finite lives are recorded at cost and are amortized using the straight-line method over their expected useful lives.  The expected useful life can vary depending upon the nature of the technology, but currently, it ranges from four to fifteen years. We review the carrying value and remaining useful life of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.  The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of – Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Asset Retirement Obligation –We currently account for our asset retirement obligations in  accordance with Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition (2) the initial measurement of the liability (3) the allocation of the asset retirement cost to expense (4) the subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that the cost for the asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

We currently have a lease agreement for our facility in Japan which includes an obligation for us to restore the facility to its original condition when we vacate it. We have estimated the fair value of this asset retirement obligation to be approximately $665,000 and have recorded it in accrued patents, royalties and other fees on the accompanying consolidated balance sheet. The total accretion expense that we recorded related to this obligation for the year ended December 31, 2005 was $200,000.

Fair Value of Financial Instruments – We used the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is suitable to estimate that value:

Cash and cash equivalents, accounts receivable, accounts receivable – related party, accounts payable, accounts payable – related party, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, income tax payable, unearned income, and other current liabilities – the carrying amount reported in the consolidated balance sheets for these balances approximates fair value due to the short maturities of these instruments.

Investments – Investments are recorded at fair value, which is based on quoted market prices for such securities.

Forward Contracts – The fair value of forward contracts are recorded at fair value which is based on the quoted exchange rates for such instruments (see “Derivative Instruments” below).

Convertible Subordinated Notes – Convertible Subordinated Notes are recorded at their face value of $200.8 million and $140.7 million at December 31, 2004 and 2005, respectively. The fair value of such debt, based on quoted market prices at December 31, 2004 and 2005, was $199.7 million and $136.5 million, respectively.

Lease Loss Accrual – In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, our costs associated with exit or disposal activities are recognized when they are incurred or when we cease using a property.  To date, our exit or disposal activities have consisted of lease obligations net of expected sublease income for our San Diego, California and Charlestown, Massachusetts facilities which were vacated by us prior to the end of their leases. The total liability is included within Other Current Liabilities on the accompanying consolidated balance sheet.

The following table summarizes information related to our accrued lease loss liability for the years ended December 31, 2004 and 2005 (in thousands):

	2004	2005

Balance, January 1	$—	$2,230
Lease loss accruals	2,958	384
Rent payments	(728)	(1,980)
Balance, December 31	$2,230	$634

Guarantees/Warranties – In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our customer agreements. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45.

(a) Product Warranties – Warranty provisions contained within our customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms for light source systems and spares and consumable parts varies by light source system model.  We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required.  Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to our warranty provision for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005

Balance, January 1	$29,600	$26,200	$28,200
Liabilities accrued for warranties issued during the year, net of adjustments and expirations	15,505	23,595	26,331
Warranty expenditures incurred during the year	(18,905)	(21,595)	(24,340)
Balance, December 31	$26,200	$28,200	$30,191

(b)   Intellectual Property Indemnifications – We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with our three major customers, ASM Lithography, Canon, and Nikon.  In general, these indemnification provisions provide that we will defend our customers against any infringement claims that arise related to our products.  Under the indemnification clauses, we will pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the customer follows specific procedures for notifying us of such claims and allows us to manage the settlement proceedings. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual customer agreements.

An indemnification provision was also included in the contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”), which was terminated effective March 31, 2003.  As with our indemnification provisions on intellectual property, we continue to honor this indemnification clause within the agreement even after its termination. Seiko and at least one Japanese customer have been notified that our light source systems in Japan may infringe certain Japanese patents.  We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan.  Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual customer agreements.

As part of the research and development agreement signed with Intel Corporation (“Intel”) in 2004, we also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of our EUV source systems.  Details of such indemnity will be negotiated as part of a purchase agreement related to potential future products.

As part of the supply agreement signed with TCZ in September 2005, we agreed to indemnify TCZ against any infringement of the intellectual property rights of a third party arising from TCZ’s purchase of our products.  We will defend such actions at our own expense and will pay the cost and damage awarded in any such action provided that TCZ grants us sole control of the defense and settlement of such action and also provides us with information required for the defense and settlement of such action.  Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual customer agreements.

Comprehensive Income (Loss) – Comprehensive income (loss) includes net income (loss), unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which we record as short-term and long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition – We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts and training.  Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

Our light source system sales generally include training and installation services. We determined these elements qualify as one unit of accounting under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of SAB 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services.  We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer – 1) shipment of the light source 2) delivery of the light source or 3) receipt of an acceptance certificate. For the majority of our light source sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer.  Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate.  In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

Revenue from consumables and spare parts sales is recognized at the point that legal title passes to the customer, which is upon shipment from our facility.  For a significant portion of our spare parts sales, our customers return the consumed assembly to us as part of the sale of a new part.  We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies.  As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare part sales. Revenue associated with our customers’ return of core assemblies is recognized upon receipt of the returned core assembly.  The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly based on historical experience.

Service and training revenue is recognized as the services are rendered.

For funded development contracts, which are included in other revenue, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved.

Research and Development – We expense research and development costs, which include costs associated with funded development contracts, in the period incurred. Funded development contracts are generally cost sharing contracts between us and a customer where each party pays near equivalent portions of the total development costs.  As a result, costs for the funded development contracts approximate the revenue we record for these contracts in other revenue in the accompanying statements of operations. The services performed under the funded development contracts are provided on a best efforts basis.  Our research and development expenses also include offsets for amounts we receive from certain of our externally funded research and development contracts.

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

Stock-Based Compensation – We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” to account for our stock option plans.  Under this method, employee-based stock compensation expense is measured on the date of grant only if the then current market price of the underlying stock exceeds the exercise price.  Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. For the pro-forma disclosure, employee-based stock compensation expense is recorded on a straight-line basis over the applicable vesting period.

All options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

We account for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  We measure the fair value of such options using the Black-Scholes option-pricing model at each financial reporting date.  We account for changes in fair values between reporting dates in accordance with FASB Interpretation No. 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status during the years ended December 31, 2003, 2004 and 2005 was $1.3 million,  $326,000 and $1.0 million, respectively.

Under SFAS No. 123, the weighted average per share fair value of the options granted for the years ended December 31, 2003, 2004 and 2005 was $19.20, $21.76 and $17.39, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the weighted average assumptions noted below. In the fourth quarter of 2005, we refined the computation of the expected volatility assumption used in our option-pricing model. We determined that the volatility calculated using a blend of publicly traded options or implied volatility and our historical volatility was more reflective of expected volatility than using only historical volatility. We used this updated expected volatility, which was lower than the expected volatility used in previous quarters in 2005, for stock options granted in the fourth quarter of 2005. Because we had a low volume of stock option grants in the fourth quarter of 2005 compared to the options granted in the first nine months of 2005, the weighted average expected volatility for 2005 was only slightly lower than the volatility in the first three quarters of 2005. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options and one year for valuing employee stock purchase plan (“ESPP”) shares.

	Years ended December 31,
	2003	2004	2005

Dividend yield	None	None	None
Volatility rate:
Options	79%	75%	74%
ESPP	79%	75%	75%
Risk free interest rate:
Options	3.16%	3.40%	3.97%
ESPP	1.26%	2.30%	3.33%
Expected life:
Options	4.26 years	4.36 years	4.19 years
ESPP	.5 years	.5 years	.5 years

The following table compares earnings (loss) per share that we reported to the pro forma amounts that we would have reported had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Years ended December 31,
	2003	2004	2005

Net income (loss), as reported	$(15,400)	$43,154	$46,552
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	544	259	1,013
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(10,933)	(17,112)	(22,911)

Pro forma net income (loss)	$(25,789)	$26,301	$24,654

Earnings (loss) per share:
Basic – as reported	$(0.44)	$1.17	$1.29
Basic – pro forma	$(0.74)	$0.72	$0.68

Diluted – as reported	$(0.44)	$1.15	$1.27
Diluted – pro forma	$(0.74)	$0.70	$0.67

As of December 31, 2005, the unamortized compensation expense related to outstanding unvested options was approximately $12.7 million with a weighted average remaining vesting period of 1.2 years. We expect to amortize this expense over the remaining vesting period of these stock options. In addition, we will record additional expense for any new awards that are granted in 2006 and in future years.

In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment – An Amendment to Statement Nos. 123 and 95,” on January 1, 2006.  The acceleration of vesting of these stock options in the year ended December 31, 2005 contributed approximately $10.4 million of pro forma stock-based compensation expense during the year ended December 31, 2005.

Foreign Currency Translation – The financial statements of our foreign subsidiaries where the functional currency has been determined to be the local currency are translated into U.S. dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gains from foreign currency transactions totaled $436,000 and $82,000 for the years ended December 31, 2003 and 2004, respectively. Net losses from foreign currency transactions totaled $1.1 million for the year ended December 31, 2005. Such amounts are recorded in other income (expense) in the accompanying consolidated statements of operations.

Derivative Instruments – We conduct business in several international currencies through our global operations. We maintain a foreign exchange risk management policy with the goals of protecting product margins and minimizing the volatility of reported earnings due to foreign currency exposure.  In accordance with our policy, we use financial instruments, principally foreign currency forward exchange contracts (“forward contracts”), to manage our foreign currency exposures. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen, as well as other foreign currency exposures including exposures related to intercompany debt.  We do not enter into forward contracts for speculative purposes.

Our forward contracts generally qualify for hedge accounting treatment as “cash flow hedges” per the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”.  Pursuant to SFAS No. 133, designated hedging instruments and hedged items or transactions qualify for cash flow hedge accounting treatment if certain criteria are met.  For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed.  Furthermore, the hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge.

In accordance with the provisions of SFAS No. 133, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party.  For forward contracts entered into after May 1, 2004, interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness, and are recorded currently in foreign currency exchange gain (loss) in the consolidated statements of operations. In the event that an anticipated, hedged transaction is no longer likely to occur within a certain time period, the derivative gain or loss reported in accumulated other comprehensive income is immediately reclassified into foreign currency exchange gain (loss).

The fair value of all forward contracts and the associated deferred loss in other comprehensive income (loss) totaled $1.8 million and $70,000, respectively, as of December 31, 2005. It is expected that 100% of the deferred loss will be reclassified into earnings within the next 12 months.  The excluded component of our forward contracts amounted to a gain of $181,000 and $809,000 for the years ended December 31, 2004 and 2005, respectively.  In the third quarter of 2004, we recorded a loss of $1.1 million as a result of the discontinuance of certain cash flow hedges. This loss is included in foreign currency exchange gain (loss) on our consolidated statements of operations.

As of December 31, 2005, we had outstanding forward contracts to buy U.S. $46.2 million for 5.2 billion yen under foreign currency exchange facilities with contract rates ranging from 105.8 yen to 118.3 yen per U.S. dollar. These contracts expire on various dates through June 2006. We recognized a net loss through cost of product sales from the forward contracts of $2,484,000 and  $2,317,000 for the years ended December 31, 2003 and 2004, respectively, and a net gain through cost of product sales of $1,375,000 for the year ended December 31, 2005.

Concentration of Credit Risk – Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable.

Cash and cash equivalents – We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions.  We have not experienced any material losses in our cash and investment accounts.  The cash balances that we hold in financial institutions are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of financial institutions and limit the amount of risk by selecting financial institutions with a strong relative credit standing.  At December 31, 2004 and 2005, we had $113.8 million and $233.3 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

Accounts receivable – We maintain an allowance for doubtful accounts for estimated losses due to the inability of our customers to make required payments, which results in bad debt expense.  Our management periodically determines the adequacy of this allowance by continually evaluating individual customer receivables considering our customer’s financial condition, security deposits, and current economic conditions.  We have minimal credit losses to date.

Concentration of Supplier Risk – We obtain a limited number of components and subassemblies included in our products from a single supplier or a small group of suppliers. We currently utilize a single supplier for certain optical, control systems and pulse power components and subassemblies used in our light source systems. Where possible, we work with secondary suppliers to qualify additional supply sources. We carry significant strategic inventories of these components to reduce the risk associated with this single supplier. Strategic inventories are managed as a percentage of future demand.  We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  To date we have been able to obtain adequate supplies of the components and subassemblies used in the production of our light source systems in a timely manner from existing sources.

Major Customers  – Revenues from our major customers are detailed as follows:

	Years ended December 31,
	2003	2004	2005
	(in thousands)
Customer
ASM Lithography	$63,793	$140,828	$121,156
Canon	64,459	45,597	29,957
Nikon	55,107	90,972	93,203

Accounts receivable balances for these same major customers are detailed as follows:

	December 31,
	2004	2005
	(in thousands)
Customer
ASM Lithography	$48,946	$31,846
Canon	4,812	4,079
Nikon	33,173	22,303

Revenues from Japanese customers, generated primarily by Cymer Japan,  amounted to 44%, 32% and 31% of total revenue for the years ended December 31, 2003, 2004, and 2005, respectively. Revenues from ASM Lithography in the Netherlands accounted for 24%, 34% and 32% of revenues for the years ended December 31, 2003, 2004, and 2005, respectively.

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

The following table sets forth the computation of diluted weighted average common and potential common shares outstanding for the years ended December 31, 2003, 2004, and 2005 (in thousands):

	Years ended December 31,
	2003	2004	2005
	(in thousands )
Basic weighted average common shares outstanding	35,065	36,758	36,017

Effect of dilutive securities:
Warrants	—	14	—
Options	—	812	527

Diluted weighted average common and potential common shares outstanding	35,065	37,584	36,544

For the years ended December 31, 2003, 2004 and 2005, weighted average options and warrants to purchase 3,943,000, 3,326,000 and 4,500,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the years ended December 31, 2003, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes of 5,000,000, 4,645,000 and 3,820,000, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

Accounting Pronouncements Adopted

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”.  FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of FIN 47 has not had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method.  On April 14, 2005, the SEC announced the deferral of the effective date of SFAS No. 123R. The deferral allows companies to adopt the provisions of SFAS No. 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, we will adopt SFAS No. 123R as of January 1, 2006.

We have evaluated the impact and implementation of SFAS No.123R and how this new pronouncement will effect our consolidated financial statements. We anticipate that the adoption of SFAS No. 123R will have a significant impact on our consolidated statements of operations, although it will have no impact on our cash position.  Our evaluation included a determination on how future stock awards will be valued based on an appropriate fair value model upon adoption of

SFAS No. 123R as well as the impact of stock compensation expense associated with unvested stock options outstanding as of December 31, 2005.  In addition, as a result of the amendment to our employee stock purchase plan, effective May 1, 2005, our employee stock purchase plan is a non-compensatory plan under SFAS No. 123R, and, therefore, no stock compensation expense will be recorded under the employee stock purchase plan upon the adoption of SFAS No. 123R.  As of December 31, 2005, the unamortized compensation expense related to outstanding unvested options was approximately $12.7 million. We expect to amortize this expense over the remaining vesting period of these stock options. In addition, we will record additional expense for any new awards as they are granted in 2006 and in future years.  We are also required to elect the transition method that we will use as part of the adoption of SFAS No. 123R. The allowed transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and awards prospectively beginning with the first quarter adoption of SFAS No. 123R, while the retroactive method would require us to record compensation expense for all unvested stock options and awards beginning with the first period restated. We will use the prospective transition method upon our adoption of SFAS No. 123R effective January 1, 2006.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.  As of December 31, 2004, $86.8 million of auction rate securities were reclassified from cash and cash equivalents to short-term investments.

2.                    JOINT VENTURE AGREEMENT

In July 2005, Cymer entered into a Joint Venture Agreement (the “JV Agreement”) with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) TCZ GmbH, the Swiss limited liability company that was formed as part of the JV Agreement. TCZ is currently developing and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.  LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”.

TCZ is owned 60% by us and 40% by Zeiss and earnings and losses will be distributed according to the same percentages.  As an initial capital contribution to TCZ, we contributed certain intellectual property and approximately $14.2 million in cash in the third quarter of 2005.  We consolidate the financial position and results of operations of TCZ and reflect Zeiss’ interest in TCZ as minority interest in our consolidated financial statements.  If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interests.

As a result of the formation of TCZ, we entered into various agreements with TCZ.  Included in these agreements was a long-term supply agreement which requires us to provide TCZ with components for TCZ’s products and an intellectual property agreement which controls the use of any intellectual property developed by us for the joint venture (“JV”).

We determined TCZ qualifies as a separate operating segment.  See Note 16.

3.                    BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of December 31, 2004 and 2005 (in  thousands):

	December 31,
	2004	2005
ACCOUNTS RECEIVABLE:
Trade	$105,662	$88,404
Other	5,638	2,170
	111,300	90,574
Less allowance for doubtful accounts	(620)	(756)
Total	$110,680	$89,818

INVENTORIES:
Raw materials	$52,245	$42,482
Work-in-progress	24,344	18,408
Finished goods	46,093	38,601
Allowance for excess and obsolete inventory	(12,660)	(10,445)
Total	$110,022	$89,046

UNEARNED INCOME:
Light source systems	$4,169	$—
Funded development contracts	1,699	796
Service contracts	221	880
License agreement	63	50
	$6,152	$1,726

PROPERTY AND EQUIPMENT:
Land	$9,080	$9,080
Building	89,546	89,852
Building improvements	5,498	6,687
Furniture and equipment	83,587	85,804
Capitalized light sources	37,041	41,739
Leasehold improvements	3,024	3,473
Construction in process	2,546	1,552
	230,322	238,187
Less accumulated depreciation and amortization	(106,774)	(120,936)
Total	$123,548	$117,251

Depreciation expense totaled $28.0 million, $24.7 million and $24.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

4.                    INVESTMENTS

Investments at December 31, 2004 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term:
Corporate debt securities	$49,972	$80	$(7)	$50,045
U.S. government agencies	1,997	—	(2)	1,995
Commercial paper	33,124	25	(98)	33,051
Auction rate securities	90,775	—	—	90,775
Total	$175,868	$105	$(107)	$175,866

Long-term:
Corporate debt securities	14,726	—	(158)	14,568
U.S. government agencies	67,680	—	(387)	67,293
Auction rate securities	2,700	—	—	2,700
Total	$85,106	$—	$(545)	$84,561

Investments at December 31, 2005 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term:
Corporate debt securities	$17,079	$—	$(179)	$16,900
Commercial paper	4,611	—	(2)	4,609
U.S. government agencies	77,868	—	(768)	77,100
Auction rate securities	31,575	—	—	31,575
Other	20	—	—	20
Total	$131,153	$—	$(949)	$130,204

Long-term - U.S. government agencies	$30,000	$—	$(605)	$29,395

As of December 31, 2005, the contractual maturities of debt securities were as follows (in thousands):

	Less than	One to
	One Year	Three Years	Total

Short-term:	$130,204	$—	$130,204
Long-term:	—	29,395	29,395

Total	$130,204	$29,395	$159,599

The following table shows the gross unrealized losses and fair value of our investments that are not deemed to be other-than-temporarily impaired grouped by investment category at December 31, 2005:

		Gross
	Market	Unrealized
	Value	Loss

Corporate debt securities	$16,900	$(179)
U.S. government agencies	105,495	(1,373)
Commercial paper	4,609	(2)
Total	$127,004	$(1,554)

At December 31, 2005, we did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The unrealized losses are the result of market conditions affecting fixed-income securities. Because our general intent is to hold our investment securities to maturity, and considering the high quality of the investment securities, we are confident that the unrealized losses at December 31, 2005 represent a temporary condition and will not result in realized losses on sale or maturity of the securities.  We review our investment portfolio to identify and evaluate investments that have indications of possible impairment.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5.       REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

See the Consolidated Statements of Stockholders’ Equity for the impact of the components of comprehensive income (loss) to our net income (loss).

The following table summarizes the change in each component of accumulated other comprehensive loss for the years ended December 31, 2003, 2004 and 2005 (in thousands):

			Total unrealized	Total unrealized
			gains (losses) on	losses on	Accumulated
			available-for-sale	foreign currency	other
		Translation	investments,	forward exchange	comprehensive
		adjustment	net of tax	contracts, net of tax	loss

January 1, 2003	Balance	$(5,272)	$2,342	$(499)	$(3,429)
	Period net change	799	(894)	(2,210)	(2,305)
December 31, 2003	Balance	$(4,473)	$1,448	$(2,709)	$(5,734)
	Period net change	697	(1,672)	2,254	1,279
December 31, 2004	Balance	$(3,776)	$(224)	$(455)	$(4,455)
	Period net change	(4,381)	(574)	385	(4,570)
December 31, 2005	Balance	$(8,157)	$(798)	$(70)	$(9,025)

6.       DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

In January 2004, we entered into a research and development agreement with Intel. Under this agreement, Intel will provide us a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources. The funding from Intel under this agreement is milestone based and is netted against our total research and development expenses in the period that the milestone is achieved.  Due to the complexity of the EUV technology, we have regular communications with Intel on the milestones under the contract and the timing and requirements for their completion.  As a result of these discussions, only certain milestones were planned for and achieved in 2005.  We will continue to work with Intel in 2006 to further refine the milestones and work to be performed under the contract. The total funded amounts recorded under this agreement for the years ended December 31, 2004 and 2005 were $6.1 million and $1.9 million, respectively.

In February 2004, we entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology. Under the terms of this agreement, we will pay license fees to Intel if we are successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008. The license payments under this agreement are triggered in the quarter in which we successfully ship the first complete high volume manufacturing EUV source system.  Commencing with shipment of this first unit, we will pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters.  The quarterly license amounts paid to Intel, if any, will be related to our sale of EUV light source systems and, as a result, will be recorded as cost of product sales. The methodology and amounts that we will record to cost of product sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made.  No amounts have been earned under this arrangement as of December 31, 2005.

7.       GOODWILL AND INTANGIBLE ASSETS

We account for our goodwill and other intangible assets in accordance with SFAS No. 142. Under SFAS No. 142, our goodwill is subject to an annual impairment test. During the fourth quarter of 2005, we completed our annual impairment test of goodwill and intangible assets, and concluded that no impairment of goodwill existed.  The carrying amount of goodwill was $8.4 million as of December 31, 2004 and 2005.

Included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001, 2003 and 2005.  As of December 31, 2004 and 2005, the net carrying amount of these patents was $10.4 million and $10.5 million, respectively.  The accumulated amortization for these patents at December 31, 2004 and 2005 was $5.9 million and $8.3 million, respectively.  Amortization expense for these patents was $1.5 million, $2.4 million and $2.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

As of December 31, 2005, future estimated amortization expense for the next five years for these patents is expected to be as follows for (in thousands):

Future
Amortization

Year ending December 31, 2006	$2,542
Year ending December 31, 2007	$2,542
Year ending December 31, 2008	$2,542
Year ending December 31, 2009	$1,060
Year ending December 31, 2010	$170

8.                    CREDIT FACILITIES

Margin Facility – During 2004 and 2005, we maintained a revolving credit facility referred to as a “margin facility” with a large U.S. financial institution.  The facility carries a preferred interest rate which is tied to the U.S. Federal Funds rate, and is secured by certain investment securities which we hold at the same financial institution.   The applicable rate of interest on this facility at December 31, 2004 and 2005 was approximately 2.45% and 4.95%, respectively.  No amounts were outstanding under this facility as of December 31, 2004 and 2005.

Foreign Currency Exchange Facilities – During 2004 and 2005, we maintained foreign currency exchange facilities with five financial institutions in the U.S.  See also “Derivative Instruments” in Note 1.  The foreign currency exchange facilities provided up to $100 million in 2004 and 2005 to be utilized for spot and futures foreign currency exchange contracts for periods of up to one year. As of December 31, 2004 and 2005, $49.1 million and $46.2 million was utilized under the foreign currency exchange facilities, respectively.

9.                    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

During the year ended December 31, 2003 the impairment loss of $17.7 million included impairment associated with tenant improvements, $15.6 million of which resulted from two leased facilities in San Diego which were vacated in the third quarter of 2003 and certain test equipment used within manufacturing and research and development.  The loss of $17.7 million was recorded in general and administrative, cost of product sales and research and development expenses, as appropriate, in the accompanying consolidated statements of operations.  Impairment losses for 2004 and 2005 were immaterial.

10.             CONVERTIBLE SUBORDINATED NOTES

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009 with interest payable on February 15 and August 15 of each year. These notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, $49.2 million and $60.0 million principal amount of these notes, respectively.  As a result of these repurchases, we recognized a gain on debt extinguishment of $911,000 in 2004 and $2.2 million in 2005 .  As of December 31, 2004 and 2005, we had $200.8 million and $140.7 million principal amount of convertible subordinated notes outstanding, respectively.

11.    STOCKHOLDERS’ EQUITY

Common Stock Warrants – During fiscal 2001, we issued warrants to purchase 200,000 shares of our common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents (See Note 14).  During fiscal 2003, 2004 and 2005, no warrants were granted and no warrants were exercised.  The warrants expire in May 2006.

Stockholder Rights Plan – In February 1998, our board of directors adopted a stockholder rights plan.  The stockholder rights plan was intended to assure that all of our stockholders would receive fair and equal treatment in the event of any proposed takeover of Cymer and to guard against partial tender offers and other abusive tactics to gain control of Cymer without paying all of our stockholders the fair value of their shares, including a control premium. In August 2004, our board of directors amended the stockholder rights plan to change the final expiration date from February 13, 2008 to September 1, 2004.  As a result of this amendment, the stockholder rights plan terminated on September 1, 2004.

Stock Repurchase Program –  In January 2005, we announced that our board of directors had authorized us to repurchase up to $50 million of our common stock in the open market or in privately negotiated transactions.  Through May 31, 2005, we had repurchased 1,942,959 shares for $50 million, thereby completing the program.

Stock Option and Purchase Plans – We have the following stock option and stock purchase plans:

2005 Equity Incentive Plan (the “2005 Plan”) – In May 2005, at our annual meeting of stockholders, our stockholders approved the 2005 Plan. The 2005 Plan provides for the grant or award of various equity incentives to our employees, directors and consultants. Upon approval of the 2005 Plan by the stockholders, we discontinued the use of our 1996 Stock Option Plan and 2000 Equity Incentive Plan for future equity awards.  Options issued under the 2005 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan and it provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards. Options to purchase 336,800 shares are outstanding and 663,064 shares remain available for grant under this plan as of December 31, 2005.

1996 Stock Option Plan (the “1996 Plan”) – The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants.  The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the approval of the 2005 Plan. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan.  Of these shares, options to purchase 3,706,460 shares are outstanding as of December 31, 2005.

2000 Equity Incentive Plan (the “2000 Plan”) – In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who are neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant.  The 2000 Plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000.  The plan was terminated in May 2005 with the approval of the 2005 Plan. A total of 4,950,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 2,846,039 shares are outstanding as of December 31, 2005.

1996 Employee Stock Purchase Plan (the “ESPP”) – The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.  This plan was amended in 2001 by our shareholders to establish two year offering periods with six-month purchase periods and to increase the plan shares issuable from 500,000 to 800,000.  This plan was amended again in 2004 to increase the plan shares issuable to 1,200,000 shares. In February 2005, our board of directors approved an amendment to our ESPP which became effective May 1, 2005. The amendment: a) changed the duration of offering periods under the plan from two years to six months b) reduced the discount to market price used to determine purchase price for shares of our common stock under the plan from 15% to 5%, and c) eliminated the “lookback” feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period.  The number of shares issuable under the ESPP as of December 31, 2005 was 94,723, and 1,105,277 shares have been previously issued.

ACX 1993 Stock Option Plan (the “ACX Plan”) – We assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001.  Outstanding options may be exercised solely for shares of our common stock, according to the conversion ratio established in the terms of the acquisition.  The outstanding ACX options were converted to options to purchase 336,109 of our shares, at exercise prices ranging from $2.08 to $38.71 per share.  The ACX Plan provided for the grant of incentive and nonstatutory options to purchase shares of common stock to employees, directors and consultants at exercise prices not less than 100% of the fair market value of common stock on the dates the options were granted.  Options issued under the ACX Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  No further options will be issued under the ACX Plan.  As of December 31, 2005, options to purchase 14,360 shares are outstanding under the ACX Plan.

In 1996, we adopted a 1996 Director Option Plan (the “Director Option Plan”) whereby 200,000 shares were reserved for option grants to our directors.  There were 80,000 options issued under the Director Option Plan in 1997.  The Director Option Plan was terminated in October 1997; however, 20,000 of these options remain outstanding as of December 31, 2005.

A summary of the stock option activity under all stock option plans is as follows (in thousands, except per share data):

		Options Outstanding
	Stock Options		Weighted Average
	Available	Number of	Exercise Price
	for Grant	Shares	Per Share

Balance at January 1, 2003	2,650	8,122	$28.20
Granted	(1,496)	1,496	$32.01
Exercised	—	(1,899)	$23.22
Cancelled	493	(493)	$27.38
Expired	(53)	—	$—

Balance at December 31, 2003	1,594	7,226	$30.36
Granted	(1,053)	1,053	$36.73
Exercised	—	(502)	$23.34
Cancelled	315	(315)	$32.97
Expired	(4)	—	$—

Balance at December 31, 2004	852	7,462	$31.62
Reserved for 2005 Plan	1,000	—
Granted	(732)	732	$29.90
Exercised	—	(928)	$24.27
Cancelled	342	(342)	$36.62
Expired	(799)	—

Balance at December 31, 2005	663	6,924	$32.15
Exercisable at December 31, 2005		5,603	$32.63

The following table summarizes information as of December 31, 2005 concerning currently outstanding and exercisable options (number of shares in thousands):

Options Outstanding						Options Exercisable

				Weighted Average
				Remaining	Weighted		Weighted
Range of			Number	Contractual Life	Average	Number	Average
Exercise Prices			Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$11.65	-	$15.50	24	1.67	$12.56	24	$12.56
$16.32	-	$23.25	1,132	4.55	$20.35	1,025	$20.42
$23.38	-	$34.87	3,014	7.08	$29.38	1,981	$29.29
$34.94	-	$52.31	2,733	5.59	$40.10	2,552	$40.13
$54.00	-	$60.00	21	4.25	$54.42	21	$54.42
$11.65	-	$60.00	6,924	6.05	$32.15	5,603	$32.63

In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these stock options in future periods upon the adoption of  SFAS No. 123R which will be effective for us on January 1, 2006. As the result of the acceleration of the vesting of these stock options, approximately 709,000 shares of our common stock became immediately exercisable as of February 17, 2005.

12.             INCOME TAXES

Total income taxes for the years ended December 31, 2003, 2004 and 2005 were allocated as follows (in thousands):

	Years ended December 31,
	2003	2004	2005

To income on continuing operations	$(21,464)	$15,144	$262
To stockholder’s equity and goodwill	(13,005)	(2,748)	(736)
Total income taxes	$(34,469)	$12,396	$(474)

The breakdown of income (loss) before income tax provision (benefit) and minority interest and the components of the provision (benefit) for income taxes on continuing operations on U.S. and foreign pre-tax income are summarized as follows (in thousands):

	Years ended December 31,
	2003	2004	2005
U.S. pre-tax income	$(46,536)	$48,369	$43,002
Foreign pre-tax income	10,763	12,205	2,786

Total	$(35,773)	$60,574	$45,788

Current income taxes:
Federal	$(4,082)	$(794)	$1,576
State	(714)	78	(11)
Foreign	3,989	1,838	1,032

Total	(807)	1,122	2,597

Deferred income taxes:
Federal	(14,904)	16,455	328
State	(4,418)	(1,226)	(2,338)
Foreign	(1,335)	(1,207)	(325)

Total	(20,657)	14,022	(2,335)

Income tax provision (benefit)	$(21,464)	$15,144	$262

The income tax provision (benefit) is different from that which would be obtained by applying the statutory federal income tax rate (35%) to income before income tax expense.  The items causing this difference for each period are as follows (in thousands):

	Years ended December 31,
	2003	2004	2005

Provision at statutory rate	$(12,520)	$21,201	$16,026
Foreign provision in excess of (less than) federal statutory rate	312	2,958	(1,443)
State income taxes, net of federal benefit	(2,903)	(135)	(2,035)
Extraterritorial income exclusion benefit	(4,108)	(7,305)	(7,571)
Federal tax credits	(2,123)	(1,139)	(3,896)
Change in cash surrender value of life insurance	—	—	(883)
Change in valuation allowance	—	—	293
Other	(122)	(436)	(229)

Provision (benefit) at effective tax rate	$(21,464)	$15,144	$262

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2005

Deferred tax assets:
Reserves and accruals not currently deductible	$20,045	$19,216
Difference between book and tax basis of inventory	3,390	5,667
Tax carryforwards	46,175	39,363
Tax effect of foreign transactions	2,138	6,192
Foreign deferred tax assets	3,444	3,731
Total gross deferred tax assets	75,192	74,169
Valuation allowance	—	(293)
Net deferred tax assets	75,192	73,876
Deferred tax liabilities:
Difference between book and tax basis of property and equipment	(6,237)	(5,986)
Reserves and accruals not currently taxable	(706)	(123)
Total deferred tax liabilities	(6,943)	(6,109)
Net deferred tax assets	$68,249	$67,767

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. With regard to the net operating loss (“NOL”) carryforwards of our joint venture, TCZ, we believe there is insufficient evidence to conclude that realization of the benefit is more likely than not, and therefore we have provided a full valuation allowance of $293,000 against this asset.  With regard to all other deferred tax assets, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit, and therefore no valuation allowance has been provided for these assets.

At December 31, 2005, we had federal tax NOL carryforwards of $29.3 million and federal tax credits of $19.2 million, both of which begin to expire in 2020.  At December 31, 2005, we had state tax credit carryforwards of $15.2 million, of which $3.5 million begin to expire in 2009, and $11.7 million may be carried forward indefinitely.  At December 31, 2005, we had foreign NOL carryforwards of $1.8 million which may be carried forward indefinitely.

During the fourth quarter of 2005, the expiration of certain statutes of limitations related primarily to U.S. federal tax credits and deductions allowed us to release tax reserves in the amount of $4.2 million. As a result, our fourth quarter of 2005 annualized effective tax rate was a benefit rate of 11% resulting in an annual effective tax rate of less than 1%. See Note 17.

We benefit from a tax holiday in Korea where we manufacture certain products.  The tax holiday is awarded by Korea’s Ministry of Finance and Economy to promote capital investment in certain qualified high-technology businesses.  The holiday is effective for a 10-year period, from 2003 through 2012, and provides exemption from corporate income tax of 100% of eligible income through 2009 and 50% of eligible income from 2010 through 2012.  Since its inception, the tax holiday has produced tax benefits to us totaling $3.0 million.

We have not provided U.S. federal income and foreign withholding taxes on $53.3 million of undistributed earnings from non-U.S. operations as of December 31, 2005 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends.  Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of December 31, 2005.  It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

13.    CONTINGENCIES AND COMMITMENTS

Leases – We lease certain facilities under non-cancelable operating leases.  The lease terms on these facilities are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms.  In addition, we have a land lease in Korea with a lease term through December 2020. This land lease is exempt from lease payments because the building meets certain investment and operational criteria of the Korean government.  We also lease certain equipment under capital and short-term operating lease agreements. These capital leases expired in 2005.  The net book value of assets under capital leases at December 31, 2004 was approximately $12,000, which is net of accumulated amortization of approximately $135,000.

Rent expense under operating leases net of sublease rental income is recognized on a straight-line basis over the life of the related leases, and totaled approximately $4,773,000, $6,495,000 and $679,000 for the years ended December 31, 2003, 2004 and 2005, respectively.  Rent expenses for 2004 and 2005 include $3.0 million and $384,000 in costs recorded for lease losses associated with our subleasing activities for our San Diego and Charlestown facilities, respectively.  Sublease rental income totaled $972,000, $1,085,000 and $4,044,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Total future minimum lease commitments under operating leases are as follows (in thousands):

Years ending December 31,	Operating

2006	$4,999
2007	$3,965
2008	$3,380
2009	$3,278
2010	$71
Total	$15,693

The following represents future minimum rentals to be earned under our noncancelable subleases (in thousands). These amounts are directly offset to the operating lease amounts above.

Sublease
Years ending December 31,	Payments

2006	$3,471
2007	$3,604
2008	$1,526
2009	$1,124
Total	$9,725

Employee Savings Plan – We have a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to annual limits.  The plan is available to substantially all full-time U.S. employees.  Beginning January 1, 2000 we made a matching contribution of up to 4% of each participating employee’s compensation, not to exceed $4,000 per year.  Effective January 1, 2004, our board of directors amended the 401(k) plan to increase our maximum matching contribution to 5% of each participating employee’s compensation, not to exceed $5,000 per year. Under the Plan, we contributed $1,558,000, $2,811,000 and $2,440,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Executive Deferred Compensation Plan – We have an executive deferred compensation plan for certain officers and key executives.  Beginning in 2001, we used corporate owned life insurance to finance the plan.  Compensation expense under this plan totaled $310,000, $182,000 and $222,000 for the years ended December 31, 2003, 2004 and 2005, respectively.  Our liability for deferred compensation totaled $2,958,000 and $4,126,000 as of December 31, 2004 and 2005, respectively, and is included in other liabilities.  The cash surrender value of the life insurance policies totaled $1,455,000 and $2,523,000 as of December 31, 2004 and 2005, respectively, and is included in other assets.

Executive Option and Group Health Coverage Extension Program – We have an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements.  This program is designed to provide extended benefits to eligible executives who retire and cease to serve us on a full-time basis.  Under the terms of the plan, the executive acts as our consultant for a term of four years.  In return for these services, the program allows the executive to continue vesting in his or her stock options after the retirement separation date. The program also provides the executives with specified health insurance continuation benefits. One former executive participated in this program in 2005. The cost for this program was not material in 2003, 2004 or 2005.

Retirement Plans – Cymer Japan has a Retirement Allowance and Pension Plan (“pension plan”) for all Cymer Japan employees, as well as a retirement allowance for Japanese directors (“directors’ plan”).  Expense under these plans totaled approximately $526,000, $536,000 and $321,000 for the years ended December 31, 2003, 2004 and 2005, respectively.   The expenses for the pension plan are recorded pursuant to the accounting requirements under Statements of Financial Standards No. 87, 88 and 132R. We use November 30 as the measurement date. Our liability for both plans totaled approximately $1.5 million and $1.4 million as of December 31, 2004 and 2005, respectively. Although the total expenses and liability balances provided above include both plans, the directors’ plan is immaterial to all amounts and years provided.  The projected benefit obligation at December 31, 2004 and 2005 was approximately $1.3 million for both years.  The accumulated benefit obligation at December 31, 2004 and 2005 was approximately $928,000 and $1.0 million, respectively. The actuarial loss was approximately $69,000 at December 31, 2005.

The pension plan is an unfunded plan and includes no plan assets. The net periodic pension costs for the year 2006 are estimated at $225,000, and the projected benefit obligation is estimated at $1.4 million as of December 31, 2006. Estimated future benefit payments expected under the pension plan from 2006 through 2010, and thereafter are $80,000, $90,000, $101,000, $109,000, $179,000 and $709,000, respectively.  The following assumptions were used in the actuarial calculations for both 2004 and 2005: salary increases 4.0% per year, and mortality rates using the Japanese 19th Life Table. The discount rates used in the actuarial calculations were 1.25% and 1.50% for 2004 and 2005, respectively.

Korea Customs Investigation – The customs agency in Korea had asserted that parts being imported into Korea from our corporate office in San Diego were classified improperly for customs and duties purposes and some used items, which were returned to San Diego, were valued improperly during the period from 1997 through July 2003.  Although we did not agree with these assertions, Korean customs assessed and required us to pay additional duties related to shipments during this time period.  As a result of these assertions and discussions that we had with the customs agency in Korea, we accrued a liability of $4.7 million through December 31, 2003. The expense resulting from this recorded liability was included in cost of product sales in the accompanying consolidated statements of operations. Payments made to the customs agency in Korea were $2.5 million and $1.9 million during 2003 and 2004, respectively. The 2004 payment was net of a $289,000 refund received from the Korea customs agency.  In 2004, we received notification from the Korean customs agency that we would receive a refund of a portion of duties previously paid. As a result, we recorded a $2.3 million reduction to cost of product sales and $100,000 to interest income in the accompanying consolidated statements of operations for the year ended December 31, 2004 related to this refund. The accrual for this refund was recorded in accounts receivable-net in the accompanying consolidated balance sheet as of December 31, 2004. No balances related to this refund were outstanding as of December 31, 2005.

Contingencies – We are party to legal actions in the normal course of business.  Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

Our former Japanese manufacturing partner, Seiko, and one of our Japanese customers have been notified that our light source systems in Japan may infringe certain Japanese patents held by another Japanese company.  We have agreed to indemnify our former Japanese manufacturing partner and our customers against patent infringement claims under certain circumstances, even after the termination date of the contract manufacturing agreement.  We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan.

14.    PATENT LICENSE AGREEMENTS

In May 2001, we acquired certain patents for use in our deep ultraviolet (“DUV”) light source applications.  The total consideration for this transaction was $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black-Scholes pricing model using the following assumptions: 87% volatility, 5.0% risk-free interest rate and 4.6 years expected life.  The total value of these patents are being amortized over eight years which represents the remaining life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are used in products which are currently being shipped to customers.

In November 2003, we acquired the rights to the same list of patents as in the May 2001 agreement but for a different field of use, for a total amount of $6.0 million in cash.  This license agreement allows us to use the patents for EUV and other future applications.  The total value of these patents are being amortized over a period of 5.5 years which represents the remaining life of the patents purchased under the agreement. The amortization of these patents is included in research and development expenses on the accompanying statements of operations since the field of use involves applications which are still in the research and development stages.

In November 2005, we acquired certain patents for use in our DUV  light source applications in mask based lithography for a total of $2.5 million in cash.  The total value of these patents are being amortized over a period of 14.65 years which represents the average remaining life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are mainly being used in products which are currently being shipped to customers.

As of December 31, 2004 and 2005, the net carrying amount related to all of these patent license agreements was $10.4 million and $10.5 million, respectively.

15.    RELATED PARTY TRANSACTIONS

Collaborative Arrangement – We have a collaborative arrangement with a Japanese company that was also a stockholder of ours until 2000.  The arrangement, entered into in August 1992, includes a product license agreement and contract manufacturing agreement. The general provisions of these agreements are as follows:

Product License Agreement – We granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of our products and any subsequent enhancements. We also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties.  In exchange for these rights, we received up-front license fees and were entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation.  To date there has been no renegotiation of the royalty rate.  The license agreement also provides that product sales between us and the stockholder will be at a 15% discount from the respective companies’ list price. The agreement terminates in August 2012.  There was no activity under this agreement in 2003, 2004 and 2005.

Contract Manufacturing Agreement – The stockholder agreed to manufacture certain products for us and we were required to purchase from the stockholder a specified percentage of our total annual product, as defined.  We mutually agreed to the termination of this contract effective March 31, 2003. We made $351,000 in purchases under this agreement in 2003 prior to its termination.

Joint Venture Agreement –  As a result of the TCZ joint venture which was formed in July 2005, Zeiss is now a related party.  In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and sell our light source system products to Zeiss periodically.  We had an accounts receivable balance of $588,000 and an accounts payable balance of $5.0 million as of December 31, 2005 and recorded revenue of $400,000 for the year ended December 31, 2005, all of which were associated with these related party transactions with Zeiss.

16.    SEGMENT INFORMATION

Our primary business is to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors.  In addition, as discussed in Note 2, we entered into a JV Agreement in July 2005 with Zeiss and formed TCZ GmbH. TCZ is currently developing a process tool for use in the manufacture of flat panel displays. TCZ is owned 60% by us and 40% by Zeiss and we consolidate the financial position and results of operations of TCZ into our consolidated financial statements.

In accordance with Statement of Financial Accounting Standards No. 131 (“SFAS No, 131”), “Disclosure about Segments of an Enterprise and Related Information”, we determined that our business consists of two operating segments.  Although the TCZ business is one of our operating segments, we have not provided separate segment disclosures for TCZ for the year ended December 31, 2005 since its assets and results of operations for 2005 were below the established quantitative thresholds included in SFAS No. 131.

Geographic Information

Presented below is information regarding sales to unaffiliated customers, long-lived assets, all other identifiable assets and total identifiable assets, classified by operations located in the U.S., Japan, Korea, Taiwan, Singapore, the People’s Republic of China, the Netherlands, and Switzerland.  Long-lived assets include net property, plant and equipment attributed to the geographic location in which they are located. Intercompany sales to our subsidiaries are generally priced between 90% to 95% of the price of products sold to outside customers.

Sales to unaffiliated customers consist of sales generated from each of the geographic locations as detailed below.  These sales exclude export sales to other geographic locations.  All significant intercompany balances are eliminated in consolidation.

	Year ended December 31, 2003
	(in thousands)

			Asia	Europe
			(Korea, Taiwan,	(the Netherlands and
	U.S.	Japan	Singapore and China)	Switzerland)	Consolidated

Sales to unaffiliated customers	$90,986	$116,530	$45,225	$13,132	$265,873

Long lived assets	120,452	1,918	5,727	752	128,849
All other identifiable assets	587,953	46,649	33,884	11,909	680,395

Total identifiable assets	$708,405	$48,567	$39,611	$12,661	$809,244

	Year ended December 31, 2004
	(in thousands)

			Asia	Europe
			(Korea, Taiwan,	(the Netherlands and
	U.S.	Japan	Singapore and China)	Switzerland)	Consolidated

Sales to unaffiliated customers	$212,283	$132,512	$53,623	$19,661	$418,079

Long lived assets	114,134	3,115	5,249	1,050	123,548
All other identifiable assets	575,696	52,470	54,037	13,085	695,288

Total identifiable assets	$689,830	$55,585	$59,286	$14,135	$818,836

	Year ended December 31, 2005
	(in thousands)

			Asia	Europe
			(Korea, Taiwan,	(the Netherlands and
	U.S.	Japan	Singapore and China)	Switzerland)	Consolidated

Sales to unaffiliated customers	$180,804	$118,563	$63,612	$20,669	$383,648

Long lived assets	108,892	2,231	5,129	999	117,251
All other identifiable assets	528,969	49,644	54,638	40,874	674,125

Total identifiable assets	$637,861	$51,875	$59,767	$41,873	$791,376

17.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTERLY RESULTS OF OPERATIONS
	(in thousands, except for per share data)

	Year ended December 31, 2004
	1st	2nd	3rd	4th (2)

Revenues	$87,921	$94,907	$107,140	$128,111

Operating income	$10,905	$16,027	$22,093	$12,881

Net income	$7,156	$10,201	$15,421	$10,376

Basic earnings per share (1)	$0.20	$0.28	$0.42	$0.28

Diluted earnings per share (1)	$0.19	$0.27	$0.41	$0.28

	QUARTERLY RESULTS OF OPERATIONS
	(in thousands, except for per share data)

	Year ended December 31, 2005
	1st	2nd	3rd	4th(3)

Revenues	$84,810	$96,392	$99,653	$102,793

Operating income	$5,077	$8,925	$12,181	$14,493

Net income	$5,385	$11,015	$12,684	$17,468

Basic earnings per share (1)	$0.15	$0.31	$0.36	$0.49

Diluted earnings per share (1)	$0.14	$0.30	$0.35	$0.48

(1)  Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(2)  During the fourth quarter of 2004, we corrected our accounting treatment for our parts refurbishment activities and all amounts associated with this correction were recorded in the quarter ended December 31, 2004.  This adjustment resulted in a $28.5 million increase in 2004 product revenue, a $25.6 million increase in 2004 cost of product sales and a $2.0 million increase in 2004 net income. See further discussion on change in accounting method for refurbishment activities under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Item 8 “Financial Statements and Supplementary Data” Note 1 to our consolidated financial statements under “Parts Refurbishment”.

(3)  Includes additional net income of approximately $804,000 due to the correction of our income tax provision as a result of our ineffective internal controls over our accounting for income taxes.  These control deficiencies resulted in undetected errors in our consolidated income tax provision.  Such errors were corrected in the fourth quarter of 2005, resulting in a reduction to income tax expense.

18.    SUBSEQUENT EVENTS

On January 2, 2006, we acquired the remaining 19% minority interest in our majority-owned subsidiary, Cymer Korea.  We paid a total of $7.0 million for this 19% interest.  This transaction increased our total interest in Cymer Korea from 81% to 100%.

In the ordinary course of business, we maintain life insurance policies on certain executives as a means of funding our executive deferred compensation plan. In January 2006, one of our senior executives for whom we hold such a policy passed away.  As a result, we received a net $3.2 million in insurance proceeds in the first quarter of 2006.  These net proceeds will be included in other income on our statement of operations for the three months ended March 31, 2006.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	Balance at	Additions			Balance
	Beginning	(net)			at End
	of Year	(1)	Deductions		of Year

Allowance for Doubtful Accounts
Accounts and Notes

Year ended December 31, 2003	$1,756	$250	$(42)		$1,964
Year ended December 31, 2004	$1,964	$199	$(1,543	)(2)	$620
Year ended December 31, 2005	$620	$136	$—		$756

Inventory Allowance

Year ended December 31, 2003	$14,700	$4,324	$(6,996)		$12,028
Year ended December 31, 2004	$12,028	$9,474	$(8,842)		$12,660
Year ended December 31, 2005	$12,660	$3,221	$(5,436)		$10,445

(1)     Includes reversals of allowance amounts as deemed necessary.

(2)     Represents write-off of note receivable and accrued interest.

See accompanying report of independent registered public accounting firm.

S-1