Form 10-Q
period 2006-03-31
CYMER INC
filed 2006-05-03
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The number of shares of Common Stock, with $0.001 par value, outstanding on April 28, 2006 was 38,815,124.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2006

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2006

Notes to Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31,	March 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,745	$269,937
Short-term investments	130,204	151,213
Accounts receivable	89,818	111,571
Accounts receivable - related party	588	2,789
Foreign currency forward exchange contracts	1,776	276
Inventories	89,046	101,252
Deferred income taxes	33,338	33,855
Prepaid expenses and other assets	6,497	5,963
Total current assets	585,012	676,856

PROPERTY AND EQUIPMENT - NET	117,251	115,252
LONG-TERM INVESTMENTS	29,395	29,369
DEFERRED INCOME TAXES	34,429	29,603
GOODWILL	8,358	8,833
INTANGIBLE ASSETS - NET	10,474	9,839
OTHER ASSETS	6,457	6,116

TOTAL ASSETS	$791,376	$875,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,710	$23,911
Accounts payable - related party	4,975	4,157
Accrued warranty and installation	30,775	31,666
Accrued payroll and benefits	12,461	14,003
Accrued patents, royalties and other fees	7,180	6,214
Income taxes payable	7,268	1,135
Unearned income	1,726	1,782
Other current liabilities	3,247	2,130
Total current liabilities	85,342	84,998

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
OTHER LIABILITIES	10,582	12,478

Total liabilities	236,646	238,198

MINORITY INTEREST	16,276	9,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 38,036,000 and 39,869,000 shares outstanding at December 31, 2005 and March 31, 2006, respectively	38	40
Additional paid-in capital	407,549	474,312
Treasury stock at cost (1,943,000 common shares)	(50,000)	(50,000)
Accumulated other comprehensive loss	(9,025)	(6,223)
Retained earnings	189,892	210,495
Total stockholders’ equity	538,454	628,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$791,376	$875,868

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended
	March 31,
	2005	2006

REVENUES:
Product sales	$84,609	$124,902
Product sales - related party	—	2,154
Other	201	61
Total revenues	84,810	127,117

COSTS AND EXPENSES:
Cost of product sales	53,031	68,691
Research and development	14,624	18,124
Sales and marketing	5,774	6,849
General and administrative	6,304	9,180

Total costs and expenses	79,733	102,844

OPERATING INCOME	5,077	24,273

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) - net	(194)	619
Interest and other income	2,401	6,986
Interest and other expense	(2,127)	(1,402)

Total other income - net	80	6,203

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	5,157	30,476

INCOME TAX PROVISION	—	10,554
MINORITY INTEREST	228	681

NET INCOME	$5,385	$20,603

EARNINGS PER SHARE:
Basic earnings per share	$0.15	$0.55
Weighted average common shares outstanding	36,884	37,278

Diluted earnings per share	$0.14	$0.52
Weighted average common and dilutive potential common shares outstanding	37,230	41,126

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended
	March 31,
	2005	2006

OPERATING ACTIVITIES:
Net income	$5,385	$20,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,264	6,484
Non-cash stock-based compensation	152	2,519
Amortization of unearned compensation	16	—
Minority interest	(228)	(681)
Provision for deferred income taxes	89	4,230
Loss on disposal and impairment of property and equipment	2	6
Change in assets and liabilities:
Accounts receivable – net	30,988	(21,753)
Accounts receivable - related party	—	(2,201)
Foreign currency forward exchange contracts	(1,898)	1,636
Inventories	7,361	(12,206)
Prepaid expenses and other assets	160	680
Accounts payable	891	6,201
Accounts payable - related party	—	(818)
Accrued expenses and other liabilities	(5,194)	2,246
Unearned income	774	56
Income taxes payable	(1,289)	(6,133)

Net cash provided by operating activities	44,473	869

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,180)	(3,661)
Purchases of investments	(141,521)	(54,484)
Proceeds from sold or matured investments	133,719	33,572
Acquisition of minority interest	—	(7,024)

Net cash used in investing activities	(12,982)	(31,597)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,557	54,090
Excess tax benefits from stock option exercises	—	10,154
Payments on capital lease obligations	(12)	—
Repurchase of common stock into treasury	(8,287)	—

Net cash provided by (used in) financing activities	(6,742)	64,244

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	484	2,676

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,233	36,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	114,246	233,745

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$139,479	$269,937

	For the three months ended
	March 31,
	2005	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,627	$2,522
Income taxes paid, net	$1,356	$1,536

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2006

(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Data – The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.

Principles of Consolidation – The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), Cymer Korea, Inc. (“Cymer Korea”), and our majority-owned subsidiary, TCZ GmbH, a Swiss limited liability company (“TCZ”). We formed TCZ in July 2005 in connection with a joint venture agreement we entered into with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) TCZ. LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss.”  We own 60% of TCZ and Zeiss owns 40%. On January 2, 2006, we acquired the remaining 19% minority interest in Cymer Korea. We paid a total of $7.0 million for this 19% interest. This transaction increased our total interest in Cymer Korea from 81% to 100%. Cymer Japan is currently our only subsidiary that sells excimer light source systems. Cymer Japan also provides field service to customers in Japan. Cymer Singapore, Cymer B.V., Cymer SEA, and Cymer PRC are field service offices for customers in their respective countries. Cymer Korea provides refurbishment manufacturing, field service, and administrative activities for Korea and the Asia-Pacific region. TCZ is currently developing, and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounting Pronouncements Adopted

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), ”Inventory Costs, an amendment of ARB 43” Chapter 4.  This statement amends Accounting Research Bulletin No. 43 (“ARB No. 43”) Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on our consolidated financial statements.

Effective January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS No.123’), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, or the vesting period. We elected the modified-prospective method in implementing SFAS No. 123R which does not require us to revise prior period financial statements for comparative purposes. We elected to use the Black-Scholes option pricing model to determine the fair value of our stock options under SFAS No. 123R. The valuation provisions of SFAS No. 123R apply to new options granted on or after January 1, 2006. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted on or after January 1, 2006. Estimated compensation expense for grants that were outstanding and unvested as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures which uses an accelerated expense recognition method for those awards with a graded vesting schedule. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements. See Footnote 2 for more detailed information on our adoption of SFAS No. 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We have elected to adopt the “short-cut” method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool, the consolidated statements of cash flows, and earnings per share of the tax effects of share-based compensation awards that were outstanding upon adoption of SFAS No. 123R.

In accordance with SFAS No. 123R, beginning in the first quarter of 2006, we have presented excess tax benefits for the exercise of share-based compensation awards as a financing activity in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123R, we presented the tax benefits for deductions resulting from the exercise of stock options as an operating cash flow activity.

Reclassifications – Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current period presentation.

2.              STOCKHOLDERS’ EQUITY

Stock-Based Compensation Valuation Assumptions

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. For stock options granted after the SFAS No. 123R effective date of January 1, 2006, the straight-line attribution approach is used. For stock options granted prior to January 1, 2006, which are continuing to vest, we will continue to record expense using the Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”) accelerated attribution approach.

Upon the adoption of SFAS No. 123R, we used a combination of historical and implied volatility (“blended volatility”) to value our stock options under SFAS No. 123R and SAB 107.  Historical volatility is based on the five-year expected term of the options. Implied volatility was derived based on six-month traded options of our common stock.  Prior to January 1, 2006, we used only historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma stock compensation calculation. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options.

The following weighted average assumptions were used for grants issued in the three months ended March 31, 2005 under the SFAS No. 123 requirements and in the three months ended March 31, 2006 under the SFAS No. 123R requirements:

	Three months ended
	March 31,
	2005	2006

Dividend yield	None	None
Volatility rate:
Options	75%	56%
ESPP	75%	NA
Risk free interest rate:
Options	3.89%	4.53%
ESPP	2.75%	NA
Expected term:
Options	4.29 years	3.16 years
ESPP	.5 years	NA

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the three months ended March 31, 2006, we estimated a 3% annual forfeiture rate. We amended our ESPP as a result our ESPP is treated as a noncompensatory plan.

Impact of SFAS No. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the three months ended March 31, 2006 (in thousands, except per share amounts):

Three months ended
March 31,
2006

Stock-based compensation expense by type of award:
Employee stock options	$2,281
Stock units	146

Total stock-based compensation	$2,427
Tax effect on stock-based compensation	$(840)
Net effect on net income	$1,587

Effect on earnings per share:
Basic	$0.04
Diluted	$0.04

Impact of stock option deductions on:
Cash flows from operations	$(10,154)
Cash flows from financing activities	$10,154

As of March 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $11.1 million with a weighted average remaining vesting period of 1.20 years. We expect to amortize this expense over the remaining vesting period of these stock options.

The amount of stock-based compensation costs capitalized into inventory during the three months ended March 31, 2006 was immaterial.

Prior to the adoption of SFAS No. 123R, for options granted to employees, we applied the intrinsic value-based method of accounting required by Accounting Principles Board Opinion No. 25 and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Since the exercise price equaled the market value of the underlying common stock on the date of grant, the stock options had no intrinsic value upon grant and no compensation expense was recorded prior to the adoption of SFAS No.123R.

We account for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with FIN 28. Stock-based compensation expense for options granted to non-employees and for those employees who changed status during the three months ended March 31, 2005 and 2006 was $148,000 and $92,000, respectively.

Pro forma for 2005 Under SFAS No. 123

The following table compares the earnings (loss) per share that we reported to the pro forma amounts that we would have reported for the three months ended March 31, 2005 had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

Three months ended
March 31,
2005

Net income, as reported	$5,385
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	152
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(13,898)

Pro forma net loss	$(8,361)

Earnings (loss) per share:
Basic - as reported	$0.15
Basic - pro forma	$(0.23)

Diluted - as reported	$0.14
Diluted - pro forma	$(0.23)

In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of SFAS No. 123R on January 1, 2006.  The acceleration of vesting of these stock options in the three months ended March 31, 2005 contributed approximately $10.4 million of pro forma stock-based compensation expense.

Stock Option Plans

Currently, we grant stock options from our 2005 Equity Incentive Plan (the “2005 Plan”), which provides for the grant or award of various equity incentives to our employees, directors and consultants. Upon approval of the 2005 Plan by stockholders in May 2005, we discontinued the use of our 1996 Stock Option Plan and 2000 Equity Incentive Plan. Options issued under the 2005 Plan expire ten years after the options are granted. It is our practice to generally grant options that vest and become exercisable ratably over a four-year period following the date of grant.  A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan and it provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards. Options to purchase 439,748 shares are outstanding and 560,116 shares remain available for grant under the 2005 Plan as of March 31, 2006.

The following describes our other stock option plans from which we no longer issue awards although options to purchase shares are still outstanding under these plans and the options still vest and may be exercised:

1996 Stock Option Plan (the “1996 Plan”) – The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants.  The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan.  Of these shares, options to purchase 2,422,217 shares are outstanding as of March 31, 2006.

2000 Equity Incentive Plan (the “2000 Plan”) – In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who are neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant. A total of 4,950,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 2,201,440 shares are outstanding as of March 31, 2006.

1996 Director Option Plan (the “Director Option Plan”) – In 1996 we adopted the Director Option Plan whereby 200,000 shares were reserved for option grants to our directors.  There were 80,000 options issued under the Director Option Plan in 1997.  The Director Option Plan was terminated in October 1997; however, 20,000 of these options remain outstanding as of March 31, 2006.

Stock Options

The following is a summary of stock option activity under all stock option plans for the three months ended March 31, 2006 (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual
	of	Price	Term
	Shares	Per Share	(in years)

Balance at January 1, 2006	6,924	$32.15
Granted	86	$42.97
Exercised	(1,833)	$29.62
Forfeited	(98)	$30.42
Expired	(13)	$49.64

Balance at March 31, 2006	5,066	$33.24	6.15
Exercisable at March 31, 2006	3,968	$33.69	5.48

The following table summarizes information as of March 31, 2006 concerning currently outstanding and exercisable options (number of shares in thousands):

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
	Number	Remaining	Average	Aggregate	Number	Average	Aggregate
Range of	Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Exercise Prices	As of 3/31/06	Term (in years)	Price	Value	As of 3/31/06	Price	Value

$12.75–$15.73	10	2.63	$13.91	$305	10	$13.91	$305
$16.32–$19.92	259	6.06	$18.89	$6,883	213	$18.74	$5,699
$19.98–$24.90	647	5.34	$21.95	$15,196	540	$21.75	$12,792
$24.96–$31.15	976	7.33	$27.94	$17,084	609	$27.75	$10,772
$31.38–$38.00	1,685	6.23	$34.56	$18,315	1,268	$34.84	$13,436
$38.21–$45.44	1,141	5.77	$40.71	$5,394	980	$40.37	$4,973
$45.49–$55.13	348	5.33	$49.35	—	348	$49.36	—
$12.75–$55.13	5,066	6.15	$33.24	$63,177	3,968	$33.69	$47,977

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $45.44 the closing price of our common stock on March 31, 2006 as reported by the Nasdaq National Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of March 31, 2006 was 3.6 million.

The weighted average per share fair value of the options granted during the three months ended March 31, 2005 and March 31, 2006 was $16.33 and $17.90, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was $410,000 and $31.2 million, respectively.

The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $54.1 million. In connection with these exercises, the tax benefits realized by us for the three months ended March 31, 2006 was $10.2 million.

We settle employee stock option exercises with newly issued common shares.

Stock Units

In January 2006, our board of directors approved the use of annual stock unit awards for non-employee directors pursuant to our 2005 Plan in lieu of quarterly stock options grants. The number of shares subject to each stock unit award is determined by dividing $100,000 by the closing price per share of our common stock as of the date of grant. During the three months ended March 31, 2006, 17,948 shares subject to such stock units awards were granted to non-employee directors with a grant date fair value of $39.00 per share. Each stock unit award shall vest 100% after one year from the date of grant. Stock based compensation expense for stock units for the three months ended March 31, 2006 was $146,000.

A summary of the change in stock unit awards outstanding during the three months ended March 31, 2006 is as follows (in thousands, except life data):

	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of 3/31/06

Beginning Outstanding	—
Awarded	18
Vested	—
Forfeited	—
Ending Outstanding	18	0.79	$816
Ending Vested + Expected to Vest	18	0.79	$816
Ending Exercisable	—	—	—

Weighted Average Remaining Recognition Period - 0.79 years

The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on our closing stock price of $45.44 as of March 31, 2006.

Employee Stock Purchase Plan

1996 Employee Stock Purchase Plan (the “ESPP”) – The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.  Our ESPP was amended in 2005. The amendment: a) changed the duration of offering periods under the plan from two years to six months b) reduced the discount to market price used to determine purchase price for shares of our common stock under the plan from 15% to 5%, and c) eliminated the “lookback” feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period. The number of shares issuable under the ESPP as of March 31, 2006 was 94,723, and 1,105,277 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by SFAS No. 123R, no stock-based compensation expense is recorded for our ESPP.

On February 7, 2006, our board of directors amended our ESPP to extend the expiration date of the plan until July 31, 2016. In addition, our board of directors approved an amendment to the plan, subject to shareholder approval at our annual meeting on May 18, 2006, to increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

3.              EARNINGS PER SHARE

Earnings Per Share – Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the “if-converted” method, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the basic and diluted EPS for the three months ended March 31, 2005 and 2006 (in thousands, except per share information):

	Three months ended
	March 31,
	2005	2006

NET INCOME:
Net income, as reported (used for basic EPS)	$5,385	$20,603
Adjustment for interest expense on 3.5% convertible subordinated notes, net of taxes	—	873

Net income, as adjusted for assumed conversion (used for diluted EPS)	$5,385	$21,476

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	36,884	37,278
Effect of dilutive securities:
Warrants	—	57
Options and stock units	346	977
Convertible subordinated notes	—	2,814

Diluted weighted average common and potential common shares outstanding	37,230	41,126

Earnings per share:
Basic	$0.15	$0.55
Diluted	$0.14	$0.52

For the three months ended March 31, 2005 and 2006, weighted average options and warrants to purchase 5.6 million and 1.0 million shares of common stock were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended March 31, 2005, weighted average common shares attributable to convertible subordinated notes of 4,015,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consisted of the following as of December 31, 2005 and March 31, 2006 (in thousands):

	December 31,	March 31,
	2005	2006
INVENTORIES:
Raw materials	$42,482	$41,669
Work-in-progress	18,408	22,116
Finished goods	38,601	47,892
Allowance for excess and obsolete inventory	(10,445)	(10,425)
Total	$89,046	$101,252

5.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the three months ended March 31, 2006 (in thousands):

			Total unrealized	Total unrealized
			losses on	gains (losses) on	Accumulated
			available-for-sale	foreign currency	other
		Translation	investments,	forward exchange	comprehensive
		adjustment	net of tax	contracts, net of tax	loss

December 31, 2005	Balance	$(8,157)	$(798)	$(70)	$(9,025)
	Period net change	2,674	44	84	2,802
March 31, 2006	Balance	$(5,483)	$(754)	$14	$(6,223)

Comprehensive income consisted of the following components (in thousands):

	Three months ended
	March 31,
	2005	2006

Net income	$5,385	$20,603

Foreign currency translation adjustments	285	2,674
Unrealized gains (losses) on available-for-sale investments, net of tax	(594)	44
Unrealized gains on foreign currency forward exchange contracts, net of tax	676	84

Comprehensive income	$5,752	$23,405

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

In January 2004, we entered into a research and development agreement with Intel Corporation (“Intel”). Under this agreement, Intel will provide us a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources. The funding from Intel under this agreement is milestone based and is netted against our total research and development expenses in the period that the milestone is achieved. Due to the complexity of the EUV technology, we have regular communications with Intel on the milestones under the contract and the timing and requirements for their completion. As a result of these discussions, only certain milestones were planned for and achieved in 2005. We will continue to work with Intel in 2006 to further refine the milestones and work to be performed under the contract. The total funded amounts recorded under this agreement for the three months ended March 31, 2005 and 2006 were $1.6 million and $104,000, respectively.

In February 2004, we entered into an intellectual property license agreement with Intel for the use of certain Intel patents and trade secrets related to EUV technology. Under the terms of this agreement, we will pay license fees to Intel if we are successful in commercializing an EUV lithography light source capable of high volume manufacturing by the end of the second quarter of 2008. The license payments under this agreement are triggered in the quarter in which we successfully ship the first complete high volume manufacturing EUV source system. Commencing with shipment of this first unit, we will pay Intel $1.25 million in license fees per quarter for a period of sixteen quarters. The quarterly license amounts paid to Intel, if any, will be related to our sale of EUV light source systems and, as a result, will be recorded as cost of product sales. The methodology and amounts that we will record to cost of product sales will be determined when the high volume manufacturing production unit sales or a forecast of sales can be made. No amounts have been earned under this arrangement as of March 31, 2006.

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

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2005 and March 31, 2006 (in thousands):

Goodwill as of December 31, 2005	$8,358
Goodwill acquired with acquisition of 19% minority interest of Cymer Korea	475
Goodwill as of March 31, 2006	$8,833

Included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001, 2003 and 2005. As of December 31, 2005 and March 31, 2006, the net carrying amount of these patents was $10.5 million and $9.8 million, respectively. The accumulated amortization for these patents at December 31, 2005 and March 31, 2006 was $8.3 million and $8.9 million, respectively. Amortization expense for these patents was $593,000 and $635,000 for the three months ended March 31, 2005 and 2006, respectively.

As of March 31, 2006, future estimated amortization expense for these patents is expected to be as follows for (in thousands):

Future
Amortization

Nine months ending December 31, 2006	$1,907
Year ending December 31, 2007	$2,542
Year ending December 31, 2008	$2,542
Year ending December 31, 2009	$1,060
Year ending December 31, 2010	$170
Thereafter	$1,619

8.              GUARANTEES/WARRANTIES

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45.

(a)                  Product Warranties – Warranty provisions contained within our lithography tool manufacturer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms for light source systems and spares and consumable parts varies by light source system model. We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to our warranty provision for the three months ended March 31, 2006 (in thousands):

2006

Balance, January 1, 2006	$30,191
Liabilities accrued for warranties issued during the quarter, net of adjustments and expirations	6,349
Warranty expenditures incurred during the quarter	(5,490)
Balance, March 31, 2006	$31,050

(b)                 Intellectual Property Indemnifications – We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with our three lithography tool manufacturers, ASM Lithography, Canon, and Nikon. In general, these indemnification provisions provide that we will defend our customers against any infringement claims that arise related to our products. Under the indemnification clauses, we will pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the settlement proceedings. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual lithography tool manufacturer agreements.

An indemnification provision was also included in the contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”), which was terminated effective March 31, 2003. As with our indemnification provisions on intellectual property, we continue to honor this indemnification clause within the agreement even after its termination. Seiko and at least one Japanese lithography tool manufacturer have been notified that our light source systems in Japan may infringe certain Japanese patents. We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual lithography tool manufacturer agreements.

As part of the research and development agreement signed with Intel in 2004, we also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of our EUV source systems. Details of such indemnity will be negotiated as part of a purchase agreement related to potential future products.

As part of the supply agreement signed with TCZ in September 2005, we agreed to indemnify TCZ against any infringement of the intellectual property rights of a third party arising from TCZ’s purchase of our products. We will defend such actions at our own expense and will pay the cost and damage awarded in any such action provided that TCZ grants us sole control of the defense and settlement of such action and also provides us with information required for the defense and settlement of such action. Due to the nature of these indemnification provisions, they are indefinite and extend beyond the term of the actual lithography tool manufacturer agreements.

9.              RELATED PARTY TRANSACTIONS

As a result of the TCZ joint venture which was formed in July 2005, Zeiss is now a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and sell our light source system products to Zeiss periodically. We recorded revenue associated with this related party of $2.2 million for the three months ended March 31, 2006. As of December 31, 2005 and March 31, 2006, we had accounts receivable balances of $588,000 and $2.8 million, respectively, and accounts payable balances of $5.0 million and $4.2 million, respectively, all of which were associated with these related party transactions with Zeiss.

10.       CONTINGENCIES AND COMMITMENTS

We are party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

Our former Japanese manufacturing partner, Seiko, and one of our Japanese customers were notified in July 1996 that our light source systems in Japan may infringe certain Japanese patents held by another Japanese company. We have agreed to indemnify our former Japanese manufacturing partner and our customers against patent infringement claims under certain circumstances, even after the termination date of the contract manufacturing agreement. We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry. Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems. Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours. We currently supply light sources to all three lithography tool manufacturers, ASM Lithography, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers. Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. Our headquarters are located in San Diego, California where we develop and manufacture all of our light source systems. As a large portion of our revenue is derived from customers located outside of the U.S., we maintain a spare parts refurbishment facility and field service office in Korea and field service and support offices in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the U.S. to service our installed base of light sources located in the U.S.

In July 2005, we entered into a joint venture agreement with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) the Swiss liability company that was formed as part of the JV Agreement and named TCZ GmbH (“TCZ”). LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”. TCZ is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry. The joint venture is headquartered in San Diego and is owned 60% by us and 40% by Zeiss. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films. We currently expect that TCZ will ship its first production tool, the TCZ 900X, in late 2006 or early 2007, and we expect that TCZ will break even from a financial standpoint in 2008.

Products

Our products primarily consist of photolithography light source systems, replacement parts, and service.

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum. The bandwidth of the light is further narrowed through a number of optical techniques. The DUV wavelengths are measured in nanometers (one nanometer is one billionth of a meter), and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light. Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing. We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics. In the first quarter of 2006, we sold 70 light source systems at an average selling price of $972,000.

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

In addition to service contracts, we offer CymerOnLineTM, a diagnostic and performance software product which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere. The software simplifies reporting and allows users to efficiently manage consumables usage. CymerOnLine offers a user-friendly browser-based interface, which features a robust design and provides a secure data environment. Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the-minute communication and proactive management.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from photolithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs, and the activities of the last several years illustrate this cyclicality. In 2000, the semiconductor industry experienced strong growth, which was followed by a three year decline from 2001 through late 2003. Growth resumed in the final quarter of 2003 and continued through the third quarter of 2004. In the fourth quarter of 2004, the industry declined briefly, then leveled off early in 2005, and as a number of industry indicators became more positive, began to improve gradually thereafter. For example, the utilization of our light sources at chipmakers rose steadily throughout 2005 and reached a new record high by year end. Fab utilization also increased throughout the year, reaching the low to mid-90 percent range by the end of 2005. Our most advanced ArF products were the main driver of light source demand throughout 2005, and we were able to achieve higher system average selling prices (ASP) as a result.

In the final quarter of 2005, orders for our light sources increased substantially from the levels we had experienced earlier in the year. Our chipmaker customers began indicating that increasing demand for chips would require them to expand production capacity, and our lithography tool manufacturing customers began placing orders for a growing number of light sources to meet increasing scanner demand. It began to appear that we were again entering an industry growth cycle and upturn.

There were many positive indicators in the first quarter of 2006 that reinforced our viewpoint that we were entering an upturn in the semiconductor industry. While we continued to see strong demand for our ArF light sources in the first quarter of 2006, we also experienced substantial ongoing growth in our non-systems revenue. In addition, the utilization of our light sources remained high, and there was stronger than anticipated demand for KrF light sources, as chipmakers ordered tools to expand capacity. For the first quarter of 2006, our revenue grew to $127.1 million, a 24 percent increase over revenue of $102.8 million in the fourth quarter of 2005. Our bookings in the first quarter of 2006 climbed to $135.6 million, the highest quarterly bookings level in our history. Additionally, our forecast for the second quarter of 2006 calls for revenue to increase over first quarter 2006 revenue, and current industry forecasts suggest continued growth through the remainder of 2006.

Fab utilization continued to be in the mid 90 percent range in the first quarter of 2006, while foundry utilization picked up further. Demand has remained strong for certain types of memory chips. Additionally, NAND flash manufacturers are spending strategically to build long-term positions in the market, and logic manufacturers generally are expected to execute to their announced capital spending plans. A number of chipmakers have recently announced their intention to increase their capital spending substantially either in 2006, or in both 2006 and 2007, and analysts currently estimate that capital spending will increase by between 11 percent and 14 percent for 2006.

The growth opportunities for semiconductor equipment in general and for lithography in particular are based on strong continuing demand for consumer electronics.  The medium-term growth opportunities are promising because of the large number of multi-year product cycles that are in early stages of development.  We believe that demand for DUV lithography tools will grow faster than for lithography tools overall as more wafer layers transition to DUV production.  ArF technology is the most rapidly growing segment of DUV lithography. However, macro-economic factors, such as high energy prices and rising interest rates, could have a negative impact on consumer spending, including spending on electronic devices, which would have a negative effect on demand for our products.

As we entered 2006, we continued to focus our efforts on creating shareholder value through improved profitability, overall financial performance and execution.  During the first quarter of 2006, our gross margin increased to 46 percent and we achieved improved execution overall in our business activities.  We continued our efforts to improve asset management with particular emphasis on improving inventory management, increasing inventory turns, and increasing overall cash flows.  In the first quarter of 2006, however, we generated much less cash from operations on a quarterly basis than we did throughout 2005.  Our low cash generation from operations so far in 2006 is primarily attributable to high accounts receivable balances resulting from back-end loaded shipments during the first quarter, and front-end loaded increased inventory levels to support a ramp in operations to meet forecasted growing demand.  We expect to generate cash from operations through the remainder of 2006 and we will continue to explore opportunities for the most effective use of our cash.

Critical Accounting Policies and Estimates

General

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, valuation of parts used in our refurbishment manufacturing process, inventory allowances, warranty provisions, stock-based compensation, income taxes, allowances for bad debts, long-lived assets valuation, intangible assets valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Actual results could vary from our estimates if we were to use different assumptions and conditions.

We believe that revenue recognition, valuation of parts used in our refurbishment manufacturing process, inventory allowances, warranty provisions, stock-based compensation, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates and judgments.

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

The inventory allowance totaled $10.4 million at both December 31, 2005 and March 31, 2006. Although the inventory allowance remained constant from period to period, the inventory allowance at March 31, 2006 as compared to December 31, 2005 includes increased excess and obsolete allowances for raw materials and spares and consumable parts offset by decreased excess and obsolete requirements for parts contained in consumed assemblies which are received from our customers and are used in our refurbishment activities.

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

•                  Rate at which our lithography tool manufacturers and chipmaker customers take delivery of our light source systems and our consumable and spare parts;

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

The total balance in the warranty provision accrual as of December 31, 2005 and March 31, 2006 was $30.2 million and $31.1 million, respectively. This increase from period to period is primarily due to the high level of consumables and spare parts sales that occurred in the first quarter of 2006 and the reserve amounts remaining in the warranty provision on March 31, 2006 related to these sales. This increase in the spares and consumables portion of the warranty provision as of March 31, 2006 was offset by decreases in the warranty provision caused by a greater proportion of systems requiring lower warranty provisions and more systems being at the end of their warranty period.

We actively engage in product improvement programs and processes to limit our warranty costs, but our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures at customer sites. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex light sources. Although we classify these newly released light source models as having a higher risk in our warranty model resulting in higher warranty provisions, we are more likely to have differences between the estimated and actual warranty costs for these new products. This is due to limited or no historical product performance data on which to base our future warranty costs. Warranty provisions for our older and more established light source models are more predictable as we have more historical information available on these products. If actual product failure rates or estimated costs to repair those product failures were to differ from our estimates, revisions to our estimated warranty provision would be required, which could harm our financial condition and results of operations.

Stock-Based Compensation

We grant options to purchase our common stock to our employees and grant stock unit awards to our non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123R. Effective January 1, 2006, we adopted the requirements of SFAS No. 123R which address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the three months ended March 31, 2006 include compensation expense as calculated per the provisions of SFAS No.123R. In adopting SFAS No. 123R, we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No.123R. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123R. Compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123 which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options and stock units was $2.4 million, before taxes for the three months ended March 31, 2006.

Upon adoption of SFAS No. 123R on January 1, 2006, we elected to value our share-based payment awards using the Black-Scholes option pricing model as we had under the pro forma provisions of SFAS No. 123. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These significant assumptions include our expected stock price volatility over the term of the awards and the expected term of stock options.

We determined our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS 123R and SAB 107. Implied volatility was based on our six-month traded options on our common stock. We determined that the volatility calculated using a blend of implied volatility and our historical volatility was more reflective of expected volatility than using only historical volatility. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. We determined the expected term of our stock options based on observed historical exercise patterns for our company, which we believe are indicative of future exercise behavior.

Other assumptions required for estimating fair value under the Black-Scholes option pricing model are the expected risk-free interest rate and expected dividend yield of our stock. Our risk-free interest rate assumption is based upon currently available rates on zero coupon U.S. Government issues for the expected term of our stock options. The expected dividend rate is not applicable to us as we have not historically declared or paid dividends nor do we anticipate paying cash dividends in the future.

SFAS No. 123R also requires forfeitures to be estimated at the time of grant and we have estimated our forfeitures based on historical experience. We will revise this estimate, if necessary, in subsequent periods if actual forfeiture rates differ from our estimates. In our pro forma information required under SFAS No. 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

If we change any of the critical assumptions that we use in the Black-Scholes option pricing model such as expected volatility or expected term or if we decide to use a different valuation model in the future, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period. In addition, as the guidance by regulators for SFAS No. 123R is relatively new, the application of these principles may be subject to further interpretation and refinement over time.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized. Based upon the analysis, with the exception of TCZ, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets within the period allowed by current applicable tax law and, as such, no valuation allowance against deferred tax assets is provided. However, in the case of our joint venture, TCZ, we do not feel that there is sufficient evidence or operating history to conclude that TCZ’s future operating profits are likely to allow it to utilize its NOL carryforwards and, consequently, a full valuation allowance has been provided against those loss carryforwards.

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

Our results reflect the impact of the American Jobs Creation Act of 2004, which repealed the Extraterritorial Income Exclusion (“ETI”) subject to certain transition rules. The ETI benefit is being replaced with a Manufacturing Activity deduction under Internal Revenue Code (“IRC”) Section 199, with a phase out of ETI benefits in 2005 and 2006. Our estimated ETI benefit for 2006 reflects the transition rules.

We have not provided for U.S. federal income and foreign withholding taxes on $54.2 million of undistributed earnings from non-U.S. operations as of March 31, 2006 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of March 31, 2006. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2005	2006
Revenues:
Product sales	99.8%	99.9%
Other	0.2	0.1
Total revenues	100.0%	100.0%

Cost and expenses:
Cost of product sales	62.5	54.0
Research and development	17.2	14.3
Sales and marketing	6.8	5.4
General and administrative	7.5	7.2
Total costs and expenses	94.0	80.9

Operating income	6.0	19.1

Total other income - net	0.1	4.9

Income before income tax provision and minority interest	6.1	24.0

Income tax provision	—	8.3
Minority interest	0.3	0.5

Net income	6.4%	16.2%
Gross margin on product sales	37.3%	45.9%

THREE MONTHS ENDED MARCH 31, 2005 AND 2006

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.”

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the three months ended
	March 31,
	2005	2006

Light source systems:
Revenue	$48,536	$68,035
Units sold	48	70
Average selling price (1)	$1,009	$972

Consumable and spare parts and service products	$36,073	$59,021
Other revenue	$201	$61

Total revenue	$84,810	$127,117

(1) Calculation of average selling price excludes $87,000 deferred light source revenue during the three months ended March 31, 2005. We had one arrangement where a portion of the light source system fee was not payable until the system was installed successfully at the end-user. This arrangement expired in March 2005.

Product sales increased 50% from $84.6 million for the three months ended March 31, 2005 to $127.1 million for the three months ended March 31, 2006. This increase in product sales was due to higher light source system revenues and higher consumable and spare parts and service product revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Light source system revenues increased 40% from $48.5 million for the three months ended March

31, 2005 to $68.0 million for the three months ended March 31, 2006. A total of 48 light source systems were sold in the three months ended March 31, 2005 at an average selling price of $1.0 million, compared to 70 light source systems sold in the three months ended March 31, 2006 at an average selling price of $972,000. On a foreign currency adjusted basis, the average selling price for the three months ended March 31, 2005 was $994,000 compared to $970,000 for the three months ended March 31, 2006. The decrease in the average selling price from period to period reflects the shift in the product mix from higher priced technology buys of advanced ArF products in the three months ended March 31, 2005 to capacity driven lower priced KrF products in the three months ended March 31, 2006. The increase in quantities of light source systems sold from period to period was due to the slight slowdown and flattening of the industry in the beginning of 2005 compared to the recent upturn in the semiconductor industry in 2006. Chipmakers expanded capacity needs have impacted the demand for our light source systems, and increased demand for consumables and spare parts and service products. Consumable and spare parts and rising tool utilization resulted in service products increased 64% from $36.1 million for the three months ended March 31, 2005 to $59.0 million for the three months ended March 31, 2006. Revenues from funded development contracts were $201,000 for three months ended March 31, 2005, compared to $61,000 for the three months ended March 31, 2006. There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended March 31, 2006. Additionally, our forecast for the second quarter of 2006 calls for revenue to increase over first quarter 2006 revenue, and current industry forecasts suggest continued growth through the remainder of 2006.

Our backlog at March 31, 2005 was $75.8 million compared to $99.3 million at March 31, 2006. Bookings for the three months ended March 31, 2005 and March 31, 2006 were $81.5 million and $135.6 million, respectively. The book-to-bill ratio for the quarter ended March 31, 2005 was 0.96 compared to 1.07 for the quarter ended March 31, 2006. The increase in the backlog is due to the changing condition of the semiconductor industry from period to period. The backlog as of March 31, 2005 reflected the brief slowdown and flattening in the semiconductor industry that started in late 2004, whereas the backlog as of March 31, 2006 reflects the recent growth phase and upturn in the semiconductor industry. The increase in bookings from period to period was primarily due to increased orders of light source systems and consumables and spare parts in the first quarter of 2006 as a result of this recent upturn in the semiconductor industry.

We installed 67 light sources at chipmakers and other end-users during the quarter ended March 31, 2005 as compared to 63 light sources installed during the quarter ended March 31, 2006.

Sales to our three lithography tool manufacturing customers, ASM Lithography, Canon, and Nikon, amounted to 29%, 7% and 29%, respectively, of total revenue for the three months ended March 31, 2005, and 35%, 8% and 17%, respectively, of total revenue for the three months ended March 31, 2006.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S. Approximately 84% and 83% of our sales for the three months ended March 31, 2005 and 2006, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 36% and 24% of total revenues for the three months ended March 31, 2005 and 2006, respectively. The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our net sales.

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

The cost of product sales increased 30% from $53.0 million for the three months ended March 31, 2005 to $68.7 million for the three months ended March 31, 2006. This increase in the cost of product sales was primarily due to higher light source system sales and sales of consumables and spare parts and service products in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increased product sales resulted in improved gross margin on product sales from period to period. The gross margin on product sales was 37% for the three months ended March 31, 2005 as compared to 46% for the three months ended March 31, 2006. This higher gross margin from period to period was primarily due to increased factory yield and utilization and reduced lead and cycle times. For the remainder of 2006, we anticipate improved operating efficiencies, further reductions in lead times and continued benefits from our on-going product cost reduction activities.

Research and Development. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts. Research and development expenses increased 24% from $14.6 million for the three months ended March 31, 2005 to $18.1 million for the three months ended March 31, 2006 due primarily to costs associated with our LTPS product development efforts and EUV light source development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $1.6 million and $154,000 for the three months ended March 31, 2005 and 2006, respectively. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products. Included in our ArF product development efforts for 2006 is the design of an enhanced universal platform for our XL series light sources. As a percentage of total revenues, research and development expenses decreased from 17.2% for the three months ended March 31, 2005 to 14.3% for the three months ended March 31, 2006 due primarily to increased research and development activities and higher revenues in 2006 as compared to 2005. As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts. We expect that our investment in research and development expenses will continue.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses. Sales and marketing expenses increased 19% from $5.8 million for the three months ended March 31, 2005 to $6.8 million for the three months ended March 31, 2006. The increase in sales and marketing expenses from period to period primarily reflects increases in profit sharing and bonuses, stock-based compensation expense associated with the new SFAS 123R requirements which were adopted in the first quarter of 2006, and employer payroll taxes related to stock option exercises which occurred in the first quarter of 2006. As a percentage of total revenues, such sales and marketing expenses decreased from 6.8% for the three months ended March 31, 2005 to 5.4% for the three months ended March 31, 2006. We anticipate sales and marketing expenses may increase slightly as a result of our expected revenue increase in the second quarter of 2006.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 46% from $6.3 million for the three months ended March 31, 2005 to $9.2 million for the three months ended March 31, 2006 primarily due to stock-based compensation expense recorded in the first quarter of 2006 upon our adoption of SFAS 123R. General and administrative expenses in 2006 also included increased profit sharing and bonus expenses, and employer payroll taxes associated with stock option exercises that occurred in the first quarter of 2006 and increased external audit fees during the period. As a percentage of total revenues, general and administrative expenses decreased slightly from 7.5% for the three months ended March 31, 2005 to 7.2 % for the three months ended March 31, 2006. We anticipate general and administrative expenses may increase slightly as a result of our expected revenue increase in the second quarter of 2006.

Total Other Income (Expense) - Net. Net other income (expense) consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar, and gains and losses associated with debt extinguishment transactions. Net other income totaled $80,000 and $6.2 million for the three months ended March 31, 2005 and 2006, respectively. The increase in net other income was primarily due to the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first quarter of 2006, an increase in interest income, a decrease in interest expense and foreign currency exchange gains recorded in the first quarter of 2006 as compared to foreign currency exchange losses recorded in the first quarter of 2005. The increase in interest income from 2005 to 2006 reflects higher market interest rate yields on larger cash and investment balances. The decrease in interest expense from period to period was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the second quarter of 2005. Foreign currency exchange losses totaled $194,000, interest income and other income totaled $2.4 million, and interest expense totaled $2.1 million for the three months ended March 31, 2005, compared to a foreign currency exchange gain of $619,000, interest and other income of $7.0 million, and interest expense of $1.4 million for the three months ended March 31, 2006.

Income Tax Provision. The tax provision of $0 and $10.6 million for the three months ended March 31, 2005 and 2006, respectively, reflects an annual effective rate of 0% and 34.6%, respectively. The change in the annual effective tax rate from period to period was primarily attributable to the increase in pre-tax earnings as well as a reduction in tax benefits from U.S. export incentive programs and the expiration of the federal research credit. The annual effective tax rate for the three months ended March 31, 2005 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The effective tax rate is a function of current tax law and geographic location of pre-tax income. The federal Research and Experimentation Credit expired December 31, 2005. The ETI was repealed by the American Jobs Creation Act of 2004 subject to certain transition rules. The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits in 2005 and 2006. Our estimated ETI benefit for 2005 reflects the transition rules.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings, bank borrowings, and the proceeds from employee stock option exercises. As of March 31, 2006, we had approximately $269.9 million in cash and cash equivalents, $151.2 million in short-term investments, $29.4 million in long-term investments, and $591.9 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes. These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities. With the approval of our board of directors, we have periodically repurchased these notes in the open market. We repurchased $60.0 million principal amount of these notes in 2005. As of March 31, 2006, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $44.5 million and $869,000 for the three months ended March 31, 2005 and 2006, respectively. Although net income for the three months ended March 31, 2006 was significantly higher than the same period in 2005, cash provided by operating activities was much lower in the first three months of 2006 as compared to the first three months of 2005. This is primarily attributable to significant increases in accounts receivable and inventories for the three months ended March 31, 2006 compared to decreases in these same items for the three months ended March 31, 2005. The increase in accounts receivable is the result of the back-end loaded shipments during the quarter and the increase in inventory balances reflects front-end loaded inventory levels to support forecasted growing demand. In addition, operating cash was impacted for the three months ended March 31, 2006 as a result of classifying excess tax benefits from stock option exercises in the amount of $10.2 million in financing activities rather than operating activities in accordance with SFAS 123R.

Net cash used in investing activities was approximately $13.0 and $31.6 million for the three months ended March 31, 2005 and 2006, respectively. Net cash used in investing activities during the three months ended March 31, 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, and the acquisition of $5.2 million of property and equipment. Net cash used in investing activities for the three months ended March 31, 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary and the acquisition of $3.7 million of property and equipment.

Net cash used in financing activities was approximately $6.7 million for the three months ended March 31, 2005, compared to net cash provided by financing activities of $64.2 million for the three months ended March 31, 2006. Net cash used in financing activities for the three months ended March 31, 2005 reflects the repurchase of treasury stock of $8.3 million, partially offset by proceeds received from the exercise of employee stock options totaling $1.6 million. Net cash provided by financing activities for the three months ended March 31, 2006 reflects the proceeds received from the exercise of employee stock options totaling $54.1 million and the excess tax benefits for the period from stock option exercises totaling $10.2 million.

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

At March 31, 2005 and 2006, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENT

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct business in several international currencies through our global operations. Due to the large volume of our business that we conduct in Japan, the Japanese operation poses our greatest foreign currency risk. We use financial instruments, principally forward contracts, to manage our foreign currency exposures. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen, as well as other foreign currency exposures including exposures related to intercompany debt. We do not enter into forward contracts for speculative purposes.

As of March 31, 2006, we had outstanding forward contracts to buy U.S. $35.6 million for 3.9 billion yen under foreign currency exchange facilities with contract rates ranging from 111.71 yen to 118.27 yen per U.S. dollar. These contracts expire on various dates through November 2006.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain (net of tax) for those that qualify for hedge accounting treatment totaled $276,000 and $14,000, respectively, as of March 31, 2006.

The fair value of these forward contracts as of March 31, 2006 would have fluctuated by $3.6 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, approximately $49.2 million and $60.0 million principal amount, respectively, of these notes. As of March 31, 2006, $140.7 million principal amount of the notes were outstanding. The fair value of such debt based on quoted market prices on March 31, 2006 was $142.2 million.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. For the first quarter of 2006, our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006, and concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

This conclusion was based solely on our assessment of the company’s processes and controls related to our accounting for income taxes described in our 2005 Form 10-K, more specifically those policies and procedures over the reconciliation of income tax accounts which were not designed with adequate precision and our policies and procedures over foreign tax provisions that did not provide for adequate review. These deficiencies resulted in errors in our consolidated tax provision for our year ended December 31, 2005. Such errors were corrected prior to the issuance of our consolidated financial statements at and for the year ended December 31, 2005. These deficiencies also resulted in a more than remote likelihood that a material misstatement to our consolidated financial statements would not be prevented or detected. As described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2005, we have implemented a plan to remediate this material weakness.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness that was first disclosed by us in our 2005 Form 10-K relating to our accounting for income taxes.

We have taken the following remediation steps during the three months ended March 31, 2006 to improve our internal controls over our accounting for income taxes:

•      Improved the procedures for reviewing our consolidated tax provisions and reconciling all subsidiary office tax accounts; and

•      Increased the level of communication with our subsidiary office accountants over the preparation of our foreign quarterly and annual tax provisions.

We plan to conduct our testing of these new internal controls during the next several months so that this material weakness in our accounting for income taxes is completely remediated during the second or third quarter of 2006.

PART II. OTHER INFORMATION

ITEM 1.                  Legal Proceedings

None.

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

•      rates at which chipmakers take delivery of photolithography tools from lithography tool manufacturers;

•      rates at which our customers take delivery of light source systems from us;

•      timing and size of orders from our customer base;

•      product lead time demands from lithography tool manufacturers and chipmakers;

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

•      changing global economic conditions, including rising energy prices; and

•      intellectual property protection.

We have historically derived a large portion of our quarterly and annual revenues from selling a small number of light source systems. Because we sell a small number of products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. Our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our three largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance.

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

We derive a substantial portion of our revenues from photolithography tool manufacturers, or original equipment manufacturer (“OEM”) customers, who incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from chipmakers who purchase consumables, spare parts, upgrades and service directly from us. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is highly volatile and unpredictable.

As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still being able to motivate and retain our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery.

Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. The most recent downturn in the semiconductor industry had a severe effect on the demand for semiconductor manufacturing equipment. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns are likely to continue to adversely affect our business, financial condition and operating results, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

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

A significant percentage of our revenue is derived from sales to the three lithography tool manufacturers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended
	March 31,
	2005	2006

ASM Lithography	29%	35%
Canon	7%	8%
Nikon	29%	17%

Total	65%	60%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	March 31,
	2005	2006

ASM Lithography	36%	41%
Canon	5%	5%
Nikon	25%	23%

Total	66%	69%

We expect that sales of our light source products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. For example, revenue attributable to sales to Canon declined by more than 50% from 2004 to 2005. Sales to Canon or any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

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

At this time, chipmakers are continuing to expand their manufacturing capacity at 90 nm, while manufacturers of certain types of memory chips are in initial production at 65 nm and planning for production of chips with even smaller CDs. While these efforts are driving demand for our most advanced ArF light sources, chipmakers are also expanding production capacity overall, driving demand for our KrF light source products for DUV photolithography systems as well. After chipmakers have expanded their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on whether their sales forecasts give them confidence in the duration and magnitude of the current growth cycle and their projected manufacturing process yields will enable ongoing investments in additional capacity.

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

We may not be able to attract and train qualified personnel to maintain our direct support operations successfully. We may not be able to find and engage qualified third-party resources to supplement and enhance our direct support operations. Further, we may incur significant costs in providing these support services. Failure to implement our direct support operation effectively could harm our operating results, financial condition and cash flows.

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

In order to respond to the business cycles of the semiconductor industry, in the past few years we have sharply expanded and contracted the scope of our operations and the number of employees in many of our locations and departments. As the semiconductor industry cycle moves between growth and contraction we will need to:

•      improve our product reliability through quality control, and our order fulfillment, field service and customer support capabilities;

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

We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers. For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier. To reduce the risk associated with this single supplier, we carry a significant strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract the manufacture of various subassemblies more often than in the past. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market conditions. Because many of these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would harm our operating results, financial condition and cash flows.

Chipmakers’ prolonged use of our products in high volume production may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.

Over time, our light source products may not meet chipmakers’ production specifications or operating cost requirements after the light source has been used for a long period in high volume production. If any chipmaker cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with chipmakers and lithography tool manufacturers. This would harm our business.

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

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment – An Amendment to Statement Nos. 123 and 95,” which we adopted on January 1, 2006. This new rule requires us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans has made it more difficult and expensive for us to grant options to employees, which has resulted in changes to our equity compensation strategy, including a significant reduction in the number of stock options granted to employees. We have already developed alternative cash compensation arrangements for our employees to replace the majority of these stock option programs and may be required to offer additional alternative cash compensation arrangements in the future. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules and alternative cash compensation programs may adversely impact our future operating results, financial condition and cash flows.

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

As of March 31, 2006, we owned 234 U.S. patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to January 2024. As of March 31, 2006, we had applied for 117 additional patents in the U.S. As of March 31, 2006, we owned 343 foreign patents and had 375 patent applications pending in various foreign countries.

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

We registered the trademarks “CYMER” and “INSIST ON CYMER” and others in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries. We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis and this would be costly to defend. If a trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

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

None.

ITEM 3.                           Defaults Upon Senior Securities

None.

ITEM 4.                           Submission of Matters to a Vote of Security Holders

None.

ITEM 5.                           Other Information

None.

ITEM 6.                           Exhibits

10.1        Summary description of Cymer, Inc. Incentive Bonus Program as amended (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 31, 2006).

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

CYMER, INC.

Date: May 3, 2006	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)