Form 10-Q
period 2006-06-30
CYMER INC
filed 2006-08-02
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

The number of shares of Common Stock, with $0.001 par value, outstanding on July 28, 2006 was 39,311,449.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In thousands, except share data)

	December 31,	June 30,
	2005	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$233,745	$312,141
Short-term investments	130,204	186,375
Accounts receivable	89,818	114,909
Accounts receivable - related party	588	3,510
Foreign currency forward exchange contracts	1,776	311
Inventories	89,046	113,105
Deferred income taxes	33,338	33,105
Income taxes receivable	—	3,028
Prepaid expenses and other assets	6,497	7,205
Total current assets	585,012	773,689

PROPERTY AND EQUIPMENT - NET	117,251	112,657
LONG-TERM INVESTMENTS	29,395	9,763
DEFERRED INCOME TAXES	34,429	25,680
GOODWILL	8,358	8,833
INTANGIBLE ASSETS - NET	10,474	17,403
OTHER ASSETS	6,457	5,910

TOTAL ASSETS	$791,376	$953,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,710	$19,935
Accounts payable - related party	4,975	4,609
Accrued warranty and installation	30,775	31,969
Accrued payroll and benefits	12,461	16,721
Accrued patents, royalties and other fees	7,180	6,114
Income taxes payable	7,268	—
Unearned income	1,726	2,556
Other current liabilities	3,247	3,301
Total current liabilities	85,342	85,205

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
OTHER LIABILITIES	10,582	13,712

Total liabilities	236,646	239,639

MINORITY INTEREST	16,276	8,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 38,036,000 and 41,219,000 shares outstanding at December 31, 2005 and June 30, 2006, respectively	38	41
Additional paid-in capital	407,549	528,974
Treasury stock at cost (1,943,000 common shares)	(50,000)	(50,000)
Accumulated other comprehensive loss	(9,025)	(6,172)
Retained earnings	189,892	233,097
Total stockholders’ equity	538,454	705,940

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$791,376	$953,935

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2006	2005	2006

REVENUES:
Product sales	$95,797	$132,081	$180,406	$256,983
Product sales - related party	—	3,209	—	5,363
Other	595	89	796	150
Total revenues	96,392	135,379	181,202	262,496

COSTS AND EXPENSES:
Cost of product sales	57,731	70,556	110,762	139,247
Research and development	16,937	18,803	31,561	36,927
Sales and marketing	6,777	7,367	12,551	14,216
General and administrative	6,022	9,630	12,326	18,810

Total costs and expenses	87,467	106,356	167,200	209,200

OPERATING INCOME	8,925	29,023	14,002	53,296

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) - net	(573)	480	(767)	1,099
Gain on debt extinguishment	2,220	—	2,220	—
Interest and other income	2,597	5,493	4,998	12,479
Interest and other expense	(1,776)	(1,505)	(3,903)	(2,907)

Total other income - net	2,468	4,468	2,548	10,671

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	11,393	33,491	16,550	63,967

INCOME TAX PROVISION	912	11,579	912	22,133
MINORITY INTEREST	534	690	762	1,371
NET INCOME	$11,015	$22,602	$16,400	$43,205

EARNINGS PER SHARE:
Basic earnings per share	$0.31	$0.58	$0.45	$1.13
Weighted average common shares outstanding	35,841	38,992	36,360	38,084

Diluted earnings per share	$0.30	$0.55	$0.45	$1.07
Weighted average common and dilutive potential common shares outstanding	36,166	42,708	36,695	41,892

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended
	June 30,
	2005	2006

OPERATING ACTIVITIES:
Net income	$16,400	$43,205
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(2,220)	—
Depreciation and amortization	14,440	12,727
Non-cash stock-based compensation	360	4,958
Amortization of unearned compensation	16	—
Minority interest	(762)	(1,371)
Provision for deferred income taxes	46	8,883
Loss on disposal and impairment of property and equipment	35	6
Change in assets and liabilities:
Accounts receivable – net	39,648	(25,091)
Accounts receivable – related party	—	(2,922)
Income taxes receivable	—	(3,028)
Foreign currency forward exchange contracts	(2,677)	1,556
Inventories	19,672	(24,059)
Prepaid expenses and other assets	(277)	(551)
Accounts payable	(359)	2,225
Accounts payable - related party	—	(366)
Accrued expenses and other liabilities	(3,727)	7,572
Unearned income	(1,724)	830
Income taxes payable	81	(7,268)

Net cash provided by operating activities	78,952	17,306

INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,849)	(6,478)
Purchases of investments	(201,673)	(98,271)
Proceeds from sold or matured investments	268,200	61,901
Acquisition of patents	—	(8,200)
Acquisition of minority interest	—	(7,024)

Net cash provided by (used in) investing activities	58,678	(58,072)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,154	98,696
Redemption of convertible subordinated notes	(57,336)	—
Excess tax benefits from stock option exercises	—	17,772
Payments on capital lease obligations	(20)	—
Repurchase of common stock into treasury	(50,000)	—

Net cash provided by (used in) financing activities	(103,202)	116,468

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	375	2,694

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,803	78,396
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	114,246	233,745

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$149,049	$312,141

	For the six months ended
	June 30,
	2005	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,324	$2,621
Income taxes paid, net	$1,569	$4,831

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2006

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

2.              STOCKHOLDERS’ EQUITY

Stock-Based Compensation Valuation Assumptions

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R. In addition, we used this same option pricing model to calculate the fair value of our stock options included in our prior period pro forma disclosures as required by SFAS No.123.

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

Upon the adoption of SFAS No. 123R, we used a combination of historical and implied volatility (“blended volatility”) to value our stock options.  Historical volatility is based on the five-year expected term of the options. Implied volatility was derived based on six-month traded options of our common stock.  Prior to January 1, 2006, we used only historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma stock compensation calculation. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. Government issues with a remaining life of five years for valuing options.

The following weighted average assumptions were used for grants issued in the three and six months ended June 30, 2005 under the SFAS No. 123 requirements and in the three and six months  ended June 30, 2006 under the SFAS No. 123R requirements:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Dividend yield	None	None	None	None
Volatility rate:
Options	75%	56%	75%	56%
ESPP	75%	n/a	75%	n/a
Risk free interest rate:
Options	3.87%	5.05%	3.89%	4.84%
ESPP	3.33%	n/a	3.33%	n/a
Expected term:
Options	4.11 years	3.16 years	4.26 years	3.16 years
ESPP	.5 years	n/a	.5 years	n/a

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the three and six months ended June 30, 2006, we estimated a 3% annual forfeiture rate. We amended our ESPP in May 2005, and as a result, our ESPP is treated as a noncompensatory plan.

Impact of SFAS No. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$2,209	$4,490
Stock units	175	321

Total stock-based compensation	2,384	4,811
Tax effect on stock-based compensation	(824)	(1,665)
Net effect on net income	$1,560	$3,146

Effect on earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Impact of stock option deductions on:
Cash flows from operations	$(7,618)	$(17,772)
Cash flows from financing activities	$7,618	$17,772

As of June 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $11.2 million with a weighted average remaining vesting period of 1.21 years. We expect to amortize this expense over the remaining vesting period of these stock options.

The amount of stock-based compensation costs capitalized into inventory during the six months ended June 30, 2006 was immaterial.

We account for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with FIN 28. Stock-based compensation expense for options granted to non-employees and for those employees who changed status during the six months ended June 30, 2005 and 2006 was $356,000 and $147,000, respectively.

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

Pro forma for 2005 Under SFAS No. 123

The following table compares the earnings per share that we reported to the pro forma amounts that we would have reported had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net income, as reported	$11,015	$16,400
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	188	340
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,053)	(15,951)

Pro forma net income	$9,150	$789

Earnings per share:
Basic - as reported	$0.31	$0.45
Basic - pro forma	$0.26	$0.02

Diluted - as reported	$0.30	$0.45
Diluted - pro forma	$0.25	$0.02

In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of SFAS No. 123R on January 1, 2006.  The acceleration of vesting of these stock options in the six months ended June 30, 2005 contributed approximately $10.4 million of pro forma stock-based compensation expense.

Stock Option Plans

Currently, we grant stock options from our 2005 Equity Incentive Plan (the “2005 Plan”), which provides for the grant or award of various equity instruments to our employees, directors and consultants. Upon approval of the 2005 Plan by stockholders in May 2005, we discontinued the use of our 1996 Stock Option Plan and 2000 Equity Incentive Plan. Options issued under the 2005 Plan expire ten years after the options are granted. It is our practice to generally grant options that vest and become exercisable ratably over a four-year period following the date of grant.  A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan and it provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards. Options to purchase 560,548 shares are outstanding and 439,316 shares remain available for grant under the 2005 Plan as of June 30, 2006.

The following describes our other stock option plans from which we no longer issue awards although options to purchase shares are still outstanding under these plans and continue to vest and may be exercised:

1996 Stock Option Plan (the “1996 Plan”) – The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants.  The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan.  Of these shares, options to purchase 1,855,104 million shares are outstanding as of June 30, 2006.

2000 Equity Incentive Plan (the “2000 Plan”) – In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who are neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant. A total of 4,950,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 1,600,063 million shares are outstanding as of June 30, 2006.

Stock Options

The following is a summary of stock option activity under all stock option plans for the six months ended June 30, 2006 (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual
	of	Price	Term
	Shares	Per Share	(in years)

Balance at January 1, 2006	6,924	$32.15
Granted	207	$45.65
Exercised	(2,968)	$30.90
Forfeited	(141)	$30.08
Expired	(24)	$49.87

Balance at June 30, 2006	3,998	$33.75	6.25
Exercisable at June 30, 2006	2,957	$33.64	5.43

The following table summarizes information as of June 30, 2006 concerning currently outstanding and exercisable options:

			Options Outstanding				Options Exercisable
				Weighted
				Average	Weighted			Weighted
			Number	Remaining	Average	Aggregate	Number	Average	Aggregate
			Outstanding	Contractual	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Range of			As of 6/30/06	Term	Price	Value	As of 6/30/06	Price	Value
Exercise Prices			(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)

$12.75	-	$15.73	4	2.17	$12.75	$124	4	$12.75	$124
$16.32	-	$19.92	177	6.02	$18.96	$4,859	152	$18.87	$4,178
$19.98	-	$24.90	488	5.35	$22.06	$11,920	424	$21.90	$10,410
$24.96	-	$31.12	764	7.22	$27.91	$14,169	469	$27.70	$8,798
$31.50	-	$38.90	1,678	5.76	$35.31	$18,709	1,286	$35.78	$13,735
$39.37	-	$48.63	636	7.29	$43.36	$1,974	421	$42.92	$1,493
$48.64	-	$55.13	251	5.99	$50.16	$—	201	$50.51	$—
$12.75	-	$55.13	3,998	6.25	$33.75	$51,755	2,957	$33.64	$38,738

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on a per share price of $46.46, the closing price of our common stock on June 30, 2006 as reported by the Nasdaq National Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of June 30, 2006 was 2.7 million.

The weighted average per share fair value of the options granted was $15.66 and $20.18 during the three months ended June 30, 2005 and 2006, respectively, and was $16.24 and $19.23 during the six months ended June 30, 2005 and 2006, respectively.

The total intrinsic value of options exercised was $268,000 and $22.9 million during the three months ended June 30, 2005 and 2006, respectively, and was $678,000 and $54.1 million during the six months ended June 30, 2005 and 2006, respectively.

The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 was approximately $91.7 million. In connection with these exercises, the tax benefits recognized by us for the six months ended June 30, 2006 was $17.8 million.

We settle employee stock option exercises with newly issued shares of our common stock.

Stock Units

In January 2006, our board of directors approved the use of annual stock unit awards for non-employee directors pursuant to our 2005 Plan in lieu of quarterly stock options grants. The number of shares subject to each stock unit award is determined by dividing $100,000 by the closing price per share of our common stock as of the date of grant. During the six months ended June 30, 2006, 17,948 shares subject to such stock units awards were granted to non-employee directors with a grant date fair value of $39.00 per share. Each stock unit award shall vest 100% after one year from the date of grant. Stock based compensation expense for stock units for the three and six months ended June 30, 2006 was $175,000 and $321,000, respectively.

A summary of the change in stock unit awards outstanding during the six months ended June 30, 2006 is as follows (in thousands, except life data):

	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of June 30, 2006

Beginning Outstanding
Awarded	18
Vested	—
Forfeited	—
Ending Outstanding	18	0.55	$834
Ending Exercisable	—	—	—

Weighted Average Remaining Recognition Period - 0.55 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $46.46 as of June 30, 2006.

Employee Stock Purchase Plan

1996 Employee Stock Purchase Plan (the “ESPP”) – Our ESPP is intended to qualify for favorable income tax treatment associated with rights granted under an employee stock purchase plan which qualifies under Section 423 of the Internal Revenue Code.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.  Our ESPP was amended in 2005. The amendment: a) changed the duration of offering periods under the plan from two years to six months b) reduced the discount to market price used to determine purchase price for shares of our common stock under the plan from 15% to 5%, and c) eliminated the “lookback” feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period. As a result of the amendment the plan became non-compensatory.

On February 7, 2006, our board of directors amended our ESPP to extend the expiration date of the plan until July 31, 2016. In addition, on May 18, 2006, our stockholders approved an amendment  to increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

The number of shares issuable under the ESPP as of June 30, 2006 was 380,235, and 1,119,765 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by SFAS No. 123R, no stock-based compensation expense is recorded for our ESPP.

The total cash received from employees as a result of ESPP shares issued during the six months ended June 30, 2006 was approximately $711,000.

Common Stock Warrants

 During 2001, we issued warrants to purchase 200,000 shares of our common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents. In May 2006, these warrants were exercised with respect to all 200,000 shares for $6.3 million in cash.

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

The following table sets forth the basic and diluted EPS for the three and six months ended June 30, 2005 and 2006 (in thousands, except per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

NET INCOME:
Net income, as reported (used for basic EPS)	$11,015	$22,602	$16,400	$43,205
Adjustment for interest expense on 3.5% convertible subordinated notes, net of taxes	—	918	—	1,791

Net income, as adjusted for assumed conversion (used for diluted EPS)	$11,015	$23,520	$16,400	$44,996

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	35,841	38,992	36,360	38,084
Effect of dilutive securities:
Warrants	—	32	—	47
Options and stock units	325	870	335	947
Convertible subordinated notes	—	2,814	—	2,814

Diluted weighted average common and potential common shares outstanding	36,166	42,708	36,695	41,892

Earnings per share:
Basic	$0.31	$0.58	$0.45	$1.13
Diluted	$0.30	$0.55	$0.45	$1.07

For the three months ended June 30, 2005 and 2006, weighted average options and warrants to purchase 5,706,000 and 354,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the three months ended June 30, 2005, weighted average common shares attributable to convertible subordinated notes of 3,451,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

For the six months ended June 30, 2005 and 2006, weighted average options and warrants to purchase 5,724,000 and 421,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the six months ended June 30, 2005, weighted average common shares attributable to convertible subordinated notes of 3,732,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              INVENTORIES

Inventories consisted of the following as of December 31, 2005 and June 30, 2006 (in thousands):

	December 31,	June 30,
	2005	2006
INVENTORIES:
Raw materials	$42,482	$46,390
Work-in-progress	18,408	27,032
Finished goods	38,601	50,408
Allowance for excess and obsolete inventory	(10,445)	(10,725)
Total	$89,046	$113,105

5.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the six months ended June 30, 2006 (in thousands):

			Total unrealized	Total unrealized
			losses on	gains (losses) on	Accumulated
			available-for-sale	foreign currency	other
		Translation	investments,	forward exchange	comprehensive
		adjustment	net of tax	contracts, net of tax	loss

December 31, 2005	Balance	$(8,157)	$(798)	$(70)	$(9,025)
	Period net change	2,692	105	56	2,853
June 30, 2006	Balance	$(5,465)	$(693)	$(14)	$(6,172)

Comprehensive income consisted of the following components (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Net income	$11,015	$22,602	$16,400	$43,205

Foreign currency translation adjustments	(64)	17	221	2,692
Unrealized gains (losses) on available-for-sale investments, net of tax	230	61	(364)	105
Unrealized gains on foreign currency forward exchange contracts, net of tax	82	(28)	758	56
Comprehensive income	$11,263	$22,652	$17,015	$46,058

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

The research and development agreement we entered into effective as of January 23, 2004 with Intel Corporation (“Intel”) was amended effective on July 17, 2006 (“Amended Development Agreement”). Under the terms of the original agreement, Intel was to provide us with up to a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources. The terms of the Amended Development Agreement are described more fully under Footnote 11 – Subsequent Events.

The intellectual property license agreement we entered into effective as of January 28, 2004 with Intel was amended on June 28, 2006 (“Amended Intellectual Property License Agreement”). Under the original intellectual property license agreement, pursuant to which we licensed certain patents and trade secrets from Intel related to EUV lithography technology, our obligation to pay license fees to Intel did not commence until our first high volume manufacturing shipment of an EUV lithography light source. The Amended Intellectual Property License Agreement replaces the license fee payments tied to product shipments with an up-front license fee which we paid to Intel in full upon execution of the amendment. The Amended Intellectual Property License Agreement also changes a number of the EUV patents covered by the license. All of the licensed patents under the Amended Intellectual Property License Agreement relate to EUV technology, and we intend to use them in connection with our continuing research and development efforts related to EUV.

We recorded the patent license rights acquired from Intel under this Amended Intellectual Property License Agreement as an intangible asset in our accompanying consolidated balance sheets. The total value of these patent license rights are being amortized over a period of 16.29 years which represents the average remaining life of all of the patents purchased under this amendment. The amortization of these patents is included in research and development expenses on the accompanying statement of operations since the field of use involves applications which are still in the research and development stages.

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

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2005 and June 30, 2006 (in thousands):

Goodwill as of December 31, 2005	$8,358
Goodwill acquired with acquisition of 19% minority interest of Cymer Korea	475
Goodwill as of June 30, 2006	$8,833

Included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001, 2003, 2005 and 2006. As of December 31, 2005 and June 30, 2006, the net carrying amount of these patents was $10.5 million and $17.4 million, respectively. The accumulated amortization for these patents at December 31, 2005 and June 30, 2006 was $8.3 million and $9.6 million, respectively. Amortization expense for these patents was $593,000 and $636,000 for the three months ended June 30, 2005 and 2006, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2005 and 2006, respectively.

As of June 30, 2006, future estimated amortization expense for these patents is expected to be as follows for (in thousands):

Future
Amortization

Six months ending December 31, 2006	$1,523
Year ending December 31, 2007	$3,046
Year ending December 31, 2008	$3,046
Year ending December 31, 2009	$1,564
Year ending December 31, 2010	$675
Thereafter	$7,549

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

The following table summarizes information related to our warranty provision for the six months ended June 30, 2006 (in thousands):

2006

Balance, January 1, 2006	$30,191
Liabilities accrued for warranties issued, net of adjustments and expirations	11,470
Warranty expenditures incurred	(10,276)
Balance, June 30, 2006	$31,385

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

As part of the original research and development agreement signed with Intel in 2004, we also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of our EUV source systems. Although this agreement was recently amended, our obligations to indemnify Intel will be specifically negotiated in any purchase agreement related to such future products.

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

9.              RELATED PARTY TRANSACTIONS

As a result of the TCZ joint venture which was formed in July 2005, Zeiss is now a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and sell our light source system products to Zeiss periodically. We recorded revenue associated with this related party of $3.2 million and $5.4 million for the three and six months ended June 30, 2006, respectively. As of December 31, 2005 and June 30, 2006, we had accounts receivable balances of $588,000 and $3.5 million, respectively, and accounts payable balances of $5.0 million and $4.6 million, respectively, all of which were associated with these related party transactions with Zeiss.

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

11.       SUBSEQUENT EVENTS

The research and development agreement we entered into effective as of January 23, 2004 with Intel was amended effective July 17, 2006.  Under the terms of the Amended Development Agreement, most of the mutual obligations between us and Intel have been terminated, including Intel’s obligation to provide us with up to a total of $20.0 million over a three-year period to accelerate the development of production-worthy EUV lithography light sources. As of the date of the amendment, we had received a total of $8.5 million from Intel under the original agreement, which includes an advance payment of $1.3 million paid by Intel at the initiation of the agreement in 2004. Under the Amended Development Agreement, Intel has no obligation to provide us with further funding beyond that already received and we returned $347,222, which represents the unearned portion of the advance payment made by Intel. Although we will receive no additional funding from Intel under the Amended Development Agreement, we intend to continue to develop the EUV technology as part of our existing product roadmap.  In addition, per the terms of the Amended Development Agreement, we will continue meeting with Intel on a regular basis to review our progress towards developing a production-worthy EUV source system.

On July 28, 2006, we announced that our board of directors had authorized us to repurchase up to $150 million of our common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. The program may be discontinued at any time. Total purchases through August 1, 2006 were $22.7 million or 589,515 shares under this program.

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

In July 2005, we entered into a joint venture agreement with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) the Swiss liability company that was formed as part of the JV Agreement and named TCZ GmbH (“TCZ”). LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”. TCZ is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry. The joint venture is currently headquartered in San Diego and is owned 60% by us and 40% by Zeiss. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films. We currently expect that TCZ will ship its first production tool, the TCZ 900X, in the first half of  2007, and we expect that TCZ will break even from a financial standpoint in the 2008 to 2009 timeframe.

Products

Our products primarily consist of photolithography light source systems, replacement parts, and service.

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum. The bandwidth of the light is further narrowed through a number of optical techniques. The DUV wavelengths are measured in nanometers (one nanometer is one billionth of a meter), and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light. Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing. We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics. In the second quarter of 2006, we sold 75 light source systems at an average selling price of $968,000.

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

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods, some chipmakers request service contracts from us. Additionally, we provide billable service or service contracts directly to the three semiconductor lithography tool manufacturers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both. Included in some of the types of service contracts we provide to our customers are the replacement of consumable parts and non-consumable parts. The pricing for such contracts includes the replacement of these parts.

Included in some of our service contracts and sold separately is CymerOnLineTM, a diagnostic and performance software product which delivers critical laser diagnostics and performance information in near real-time directly to authorized users anywhere. The software simplifies reporting and allows users to efficiently manage consumables usage. CymerOnLine offers a user-friendly browser-based interface, which features a robust design and provides a secure data environment. Event-initiated messages sent to pagers, e-mail, mobile phones, or other handheld devices enable up-to-the-minute communication and proactive management.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from photolithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs, and the activities of the last several years illustrate this cyclicality. In 2000, the semiconductor industry experienced strong growth, which was followed by a three year decline from 2001 through late 2003. Growth resumed in late 2003, but in late 2004, the industry again declined for several months, then leveled off early in 2005 and began to improve gradually thereafter.

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

There were many positive indicators in the first quarter of 2006 that reinforced our viewpoint that we were entering an upturn in the semiconductor industry. In addition to strong continuing demand for our ArF light sources in the first quarter of 2006, we also experienced substantial ongoing growth in our non-systems revenue which was driven by high light source utilization at chipmakers and high overall fab utilization. Additionally, there was stronger than anticipated demand for KrF light sources, as chipmakers ordered tools to expand capacity. Our bookings, revenue and profits grew substantially in the first quarter of 2006 compared to the fourth quarter of 2005.

This growth trend continued in the second quarter of 2006, and our revenue grew to a record $135.4 million, up seven percent from our revenue of $127.1 million in the first quarter of 2006. Utilization of our light sources at chipmakers continued to rise in the second quarter of 2006, and grew three percent over the previous quarter’s level. This drove our non-systems product revenue, which consists of consumables and spare parts, upgrades, and service, to a record $62.7 million for the second quarter of 2006. We shipped 31 of our XLA Series ArF light sources in the second quarter of 2006, the second highest volume since the XLA Series was introduced. Our direct customers are ramping up their ArF immersion scanner production to meet growing demand for immersion lithography tools from an expanding number of chipmakers. We anticipate that this will in turn drive increasing demand for the XLA 300, which is designed for use in high volume immersion production.

Industry trends stayed positive in the second quarter of 2006. Fab utilization continued in the low to mid 90 percent range, and fab managers remained cautious about buying too much equipment and building excess manufacturing capacity in the fab. NAND Flash memory manufacturers continued to expand their capacity, and 300mm fabs continued to be built and populated with equipment.

Looking at medium- and longer-term market conditions, demand for DUV lithography should continue to grow in all segments of the market. We believe we are well positioned as the leader in the most rapidly growing segment of the lithography market – ArF light sources for both dry and immersion applications. Demand for ArF should extend well into the future through the use of both immersion and double patterning production techniques. Our most advanced, highest value-added products are experiencing growing demand, our ability to bring more advanced and highly innovative products to market strengthens our leadership, and our overall competitive position continues to be strong. However, macro-economic factors, such as high energy prices and rising interest rates, could have a negative impact on consumer spending, including spending on electronic devices. Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can cause consumers to become more cautious about their spending. Either or both of these factors would have a negative effect on demand for our products.

We entered 2006 focusing our efforts on creating shareholder value through improved profitability, overall financial performance and execution. During the second quarter of 2006, our gross margin increased to 48 percent compared to 46 percent in the prior quarter. In the second quarter of 2006, we generated $16.4 million in cash from operations, which is a significant improvement from the $869,000 generated from operations in the first quarter of 2006. We expect to generate higher levels of cash from operations through the remainder of 2006 and we will continue to explore opportunities for the most effective use of our cash.

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

Valuation of Parts Used in Refurbishment Manufacturing Process and Corrected Accounting Method

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment and material reclaim activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004 and we expect volumes to increase over time as we become more efficient in these refurbishment activities and  develop capabilities to reclaim material from and refurbish other core assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. Upon receipt of these consumed assemblies from our customers, either we record an entry to recognize the estimated fair value of the reusable components as inventory and revenue or a reduction in cost of product sales sold depending on the reason for the part replacement. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly. As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a quarterly basis and an inventory allowance is recorded as appropriate for these parts. The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies. We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any changes in the demand for the parts or the yield of the parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations.

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

The inventory allowance totaled $10.4 million and $10.7 million at December 31, 2005 and June 30, 2006, respectively. The slight increase in the inventory allowance at June 30, 2006 as compared to December 31, 2005 is due to higher inventory levels from period to period and increased excess and obsolete allowances for both raw materials and parts contained in consumed assemblies which are received from our customers and are used in our  material reclaim and refurbishment activities.

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

•                  Loss of any of our three major customers or a significant change in demand from any of these three customers;

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

The total balance in the warranty provision accrual as of December 31, 2005 and June 30, 2006 was $30.2 million and $31.4 million, respectively. This increase is primarily due to the higher level of consumables and spare parts sales in the first half of 2006 as compared to the second half of 2005 and the reserve amounts remaining in the warranty provision on June 30, 2006 related to those sales. The increase in the spares and consumables portion of the warranty provision as of the end of the second quarter of 2006 was partially offset by decreases in the warranty provision caused by a greater proportion of light source systems requiring lower warranty provisions as calculated by our financial model and an overall decrease in labor expenses that are expected in future periods to service the light source systems and spares and consumable parts under warranty as of June 30, 2006.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and grant stock unit awards to our non-employee directors under our current stock plan. The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123R. Effective January 1, 2006, we adopted the requirements of SFAS No. 123R which address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the six months ended June 30, 2006 include compensation expense as calculated per the provisions of SFAS No.123R. In adopting SFAS No. 123R, we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No.123R. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123R. Compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123 which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options and stock units was $2.4 million and $4.8 million, before taxes for the three and six months ended June 30, 2006, respectively.

Upon adoption of SFAS No. 123R on January 1, 2006, we elected to value our share-based payment awards using the Black-Scholes option pricing model, as we had under the pro forma provisions of SFAS No. 123. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include our expected stock price volatility over the term of the awards and the expected term of stock options.

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

Other assumptions required for estimating fair value under the Black-Scholes option pricing model include the expected risk-free interest rate and expected dividend yield of our stock. Our risk-free interest rate assumption is based upon currently available rates on zero coupon U.S. Government issues for the expected term of our stock options. The expected dividend rate is not applicable to us as we have not historically declared or paid dividends nor do we anticipate paying cash dividends in the future.

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

If we change any of the key assumptions that we use in the Black-Scholes option pricing model such as expected volatility or expected term or if we decide to use a different valuation model in the future, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period. In addition, as the guidance by regulators for SFAS No. 123R is relatively new, the application of these principles may be subject to further interpretation and refinement over time.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized. Based upon the analysis, with the exception of TCZ GmbH,  we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets within the period covered by our model and, as such, no valuation allowance against deferred tax assets is provided. However, in the case of our joint venture, TCZ, we do not feel that there is sufficient evidence or operating history to conclude that the future operating profits of TCZ are likely to allow it to utilize its NOL carryforwards and, consequently, a full valuation allowance has been provided against those loss carryforwards.

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

We have not provided for U.S. federal income and foreign withholding taxes on $57.6 million of undistributed earnings from non-U.S. operations as of June 30, 2006 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. Currently, we are not considering the repatriation of any foreign earnings and as such, no impact is reported in the financial statements as of June 30, 2006. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues:
Product sales	99.4%	97.5%	99.6%	97.9%
Product sales-related party	—	2.4	—	2.0
Other	0.6	0.1	0.4	0.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	59.9	52.1	61.1	53.0
Research and development	17.6	13.9	17.4	14.1
Sales and marketing	7.0	5.5	6.9	5.4
General and administrative	6.2	7.1	6.8	7.2
Total costs and expenses	90.7	78.6	92.2	79.7

Operating income	9.3	21.4	7.8	20.3

Total other income - net	2.5	3.3	1.4	4.1

Income before income tax provision and minority interest	11.8	24.7	9.2	24.4

Income tax provision	1.0	8.5	0.5	8.4
Minority interest	0.6	0.5	0.4	0.5

Net income	11.4%	16.7%	9.1%	16.5%
Gross margin on product sales	39.7%	47.9%	38.6%	46.9%

THREE MONTHS ENDED JUNE 30, 2005 AND 2006

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.”

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the three months ended
	June 30,
	2005	2006

Light source systems:
Revenue	$54,797	$72,629
Units sold	56	75
Average selling price (1)	$940	$968

Consumable and spare parts and service products	$41,000	$62,661
Other revenue	$595	$89

Total revenue	$96,392	$135,379

(1)    Calculation of average selling price excludes $2.2 million of deferred light source revenue during the three months ended June 30, 2005. We had one arrangement where a portion of the light source system fee was not payable until the system was installed successfully at the end-user. This arrangement expired in March 2005.

Product sales increased 41% from $95.8 million for the three months ended June 30, 2005 to $135.3 million for the three months ended June 30, 2006. This increase in product sales was due to higher light source system revenues and higher consumable and spare parts and service products revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Light source system revenues increased 33% from $54.8 million for the three months ended June 30, 2005 to $72.6 million for the three months ended June 30, 2006. A total of 56 light source systems were sold in the three months ended June 30, 2005 at an average selling price of $940,000, compared to 75 light source systems sold in the three months ended June 30, 2006 at an average selling price of $968,000. On a foreign currency adjusted basis, the average selling price for the three months ended June 30, 2005 was $941,000 compared to $958,000 for the three months ended June 30, 2006. The slight increase in the average selling price from period to period reflects the shift in the product mix from capacity driven lower priced KrF products in the three months ended June 30, 2005 to higher priced technology buys of advanced ArF products in the three months ended June 30, 2006. The increase in quantities of light source systems sold from period to period was due to the slight slowdown and flattening of the industry in the beginning of 2005 compared to the recent upturn in the semiconductor industry in 2006. Chipmakers expanded capacity needs have impacted the demand for our light source systems, and increased demand for consumables and spare parts and service products. This increased consumable and spare parts demand and rising tool utilization resulted in an increase in consumables and spare parts and service revenues of 53% from $41.0 million for the three months ended June 30, 2005 to $62.7 million for the three months ended June 30, 2006. Revenues from funded development contracts were $595,000 for three months ended June 30, 2005, compared to $89,000 for the three months ended June 30, 2006. There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended June 30, 2006. We expect that our third quarter 2006 revenue will increase over the second quarter 2006 levels, and current industry forecasts suggest continued growth through the remainder of 2006.

Our backlog at June 30, 2005 was $75.8 million compared to $92.2 million at June 30, 2006. Bookings for the three months ended June 30, 2005 and June 30, 2006 were $96.4 million and $128.3 million, respectively. The book-to-bill ratio for the quarter ended June 30, 2005 was 1.0 compared to 0.95 for the quarter ended June 30, 2006. The increase in the backlog is due to the changing condition of the semiconductor industry from period to period. The backlog as of June 30, 2005 reflected the brief slowdown and flattening in the semiconductor industry that started in late 2004, whereas the backlog as of June 30, 2006 reflects the recent growth phase and upturn in the semiconductor industry. The increase in bookings from period to period was primarily due to increased orders of light source systems and consumables and spare parts in the second quarter of 2006 as a result of this recent upturn in the semiconductor industry. The decrease in the book-to-bill ratio was the result of us shipping a significant number of the competitive replacement lasers during the second quarter of 2006 under a laser replacement purchase order which was booked in full during the first quarter of 2006.

We installed 77 light sources at chipmakers and other end-users during the quarter ended June 30, 2005 as compared to 80 light sources installed during the quarter ended June 30, 2006.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S. Approximately 86% and 85% of our sales for the three months ended June 30, 2005 and 2006, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 29% and 21% of total revenues for the three months ended June 30, 2005 and 2006, respectively. The activities of our Japanese subsidiary are limited to sales and service of products purchased by them from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

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

The cost of product sales increased 22% from $57.7 million for the three months ended June 30, 2005 to $70.6 million for the three months ended June 30, 2006. This increase in the cost of product sales was primarily due to higher light source system sales and sales of consumables and spare parts and service products in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and was partially offset by a decrease in warranty costs from period to period. The gross margin on product sales was 40% for the three months ended June 30, 2005 as compared to 48% for the three months ended June 30, 2006. This higher gross margin from period to period was primarily due to increased factory yield and utilization and reduced lead and cycle times. For the remainder of 2006, we anticipate improved operating efficiencies, further reductions in lead times and continued benefits from our on-going product cost control efforts including reductions in warranty and field costs.

Research and Development. Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts. Research and development expenses increased 11% from $16.9 million for the three months ended June 30, 2005 to $18.8 million for the three months ended June 30, 2006 due primarily to costs associated with our LTPS product development efforts and EUV light source development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $204,000 for the three months ended June 30, 2005 and there were no such offsets recorded for the three months ended June 30, 2006. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products. Included in our ArF product development efforts for 2006 is the design of an enhanced universal platform for our XL series light sources. As a percentage of total revenues, research and development expenses decreased from 17.6% for the three months ended June 30, 2005 to 13.9% for the three months ended June 30, 2006 due primarily to revenues increasing at a faster rate than research and development expenses in 2006 as compared to 2005. As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts. We expect that our investment in research and development expenses will continue.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses. Sales and marketing expenses increased 9% from $6.8 million for the three months ended June 30, 2005 to $7.4 million for the three months ended June 30, 2006. The increase in sales and marketing expenses from period to period primarily reflects increases in profit sharing and bonuses, stock-based compensation expense associated with the new SFAS 123R requirements which were adopted in the first quarter of 2006, and increased salary and benefits associated with an increase in sales and marketing head count from period to period. In addition, sales and marketing expenses were higher in 2006 as compared to 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. As a percentage of total revenues, such sales and marketing expenses decreased from 7.0% for the three months ended June 30, 2005 to 5.5% for the three months ended June 30, 2006. We anticipate sales and marketing expenses may increase slightly from the second quarter levels in the third quarter of 2006.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services and administrative operating costs. General and administrative expenses increased 60% from $6.0 million for the three months ended June 30, 2005 to $9.6 million for the three months ended June 30, 2006 primarily due to stock-based compensation expense recorded in the second quarter of 2006 as a result of our adoption of SFAS 123R on January 1, 2006. General and administrative expenses in the second quarter of 2006 also include increased profit sharing and bonus expenses, and increased external audit fees as compared to the second quarter of 2005. General and administrative expenses were also higher in the second quarter of 2006 compared to the second quarter of 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. As a percentage of total revenues, general and administrative expenses increased slightly from 6.2% for the three months ended June 30, 2005 to 7.1% for the three months ended June 30, 2006. We anticipate general and administrative expenses may remain relatively flat at the second quarter levels for the third quarter of 2006.

Total Other Income (Expense) - Net. Net other income (expense) consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar, and gains and losses associated with debt extinguishment transactions. Net other income totaled $2.5 million and $4.5 million for the three months ended June 30, 2005 and 2006, respectively. The increase in net other income was primarily due to an increase in interest income, a decrease in interest expense and a foreign currency exchange gain recorded in the second quarter of 2006 as compared to a foreign currency exchange loss recorded in the second quarter of 2005. The increase in interest income from 2005 to 2006 reflects higher market interest rate yields on larger cash and investment balances which resulted from higher earnings and significant proceeds from stock option and warrant exercises during the second quarter of 2006. The decrease in interest expense from period to period was due to our lower average debt balances as a result of the repurchase of our convertible subordinated notes that we made in the second quarter of 2005. Other income was positively impacted in the second quarter of 2005 by a $2.2 million gain on debt extinguishment which resulted from the repurchase of these convertible subordinated notes. Foreign currency exchange losses totaled $573,000, interest income and other income totaled $2.6 million, interest expense totaled $1.8 million and gain on debt extinguishment totaled $2.2 million for the three months ended June 30, 2005, compared to a foreign currency exchange gain of $480,000, interest and other income of $5.5 million, and interest expense of $1.5 million for the three months ended June 30, 2006.

Income Tax Provision. The tax provision of $912,000 and $11.6 million for the three months ended June 30, 2005 and 2006, respectively, reflects an annual effective rate of 5.5% and 34.6%, respectively. The change in the annual effective tax rate from period to period was primarily attributable to the increase in pre-tax earnings as well as a reduction in tax benefits from U.S. export incentive programs and the expiration of the federal research credit. The annual effective tax rate for the three months ended June 30, 2006 was approximately equal to the U.S. statutory rate of 35%. The effective tax rate is a function of current tax law and geographic location of pre-tax income. The federal Research and Experimentation Credit expired December 31, 2005. The ETI was repealed by the American Jobs Creation Act of 2004 subject to certain transition rules. The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits in 2005 and 2006. Our estimated ETI benefit for 2006 reflects the transition rules.

SIX MONTHS ENDED JUNE 30, 2005 AND 2006

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the six months ended
	June 30,
	2005	2006

Light source systems:
Revenue	$103,333	$140,664
Units sold	104	145
Average selling price (1)	$972	$970

Consumable and spare parts and service products	$77,073	$121,682
Other revenue	$796	$150

Total revenue	$181,202	$262,496

(1)    Calculation of average selling price excludes $2.2 million of deferred light source revenue during the six months ended June 30, 2005. We had one arrangement where a portion of the light source system fee was not payable until the system was installed successfully at the end-user. This arrangement expired in March 2005.

Product sales increased 45% from $180.4 million for the six months ended June 30, 2005 to $262.3 million for the six months ended June 30, 2006. This increase in product sales was due to higher light source system revenues and higher consumable and spare parts and service products revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Light source system revenues increased 36% from $103.3 million for the six months ended June 30, 2005 to $140.7 million for the six months ended June 30, 2006. A total of 104 light source systems were sold in the six months ended June 30, 2005 at an average selling price of $972,000, compared to 145 light source systems sold in the six months ended June 30, 2006 at an average selling price of $970,000. On a foreign currency adjusted basis, the average selling price for the six months ended June 30, 2005 was $966,000 compared to $964,000 for the six months ended June 30, 2006. The slight decrease in the average selling price from period to period reflects the higher percentage of our light source systems sales coming from lower priced capacity driven KrF products in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in quantities of light source systems sold from period to period was due to the slight slowdown and flattening of the industry in the beginning of 2005 compared to the recent upturn in the semiconductor industry in 2006. Chipmakers expanded capacity needs have impacted the demand for both our light source systems and our consumables and spare parts and service products. This increased demand for consumable and spare parts and the rising tool utilization resulted in an increase in consumable and spare parts and service revenues of 58% from $77.1 million for the six months ended June 30, 2005 to $121.7 million for the six months ended June 30, 2006. Revenues from funded development contracts were $796,000 for six months ended June 30, 2005, compared to $150,000 for the six months ended June 30, 2006. There were no revenues recorded or earned associated with the TCZ joint venture for the six months ended June 30, 2006.

Sales to our three lithography tool manufacturing customers, ASM Lithography, Canon, and Nikon, amounted to 33%, 8% and 26%, respectively, of total revenue for the six months ended June 30, 2005, and 37%, 6% and 17%, respectively, of total revenue for the six months ended June 30, 2006.

Approximately 85% and 84% of our sales for the six months ended June 30, 2005 and 2006, respectively, were derived from customers outside the U.S. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 33% and 23% of total revenues for the six months ended June 30, 2005 and 2006, respectively.

Cost of Product Sales. The cost of product sales increased 26% from $110.8 million for the six months ended June 30, 2005 to $139.2 million for the six months ended June 30, 2006. This increase in the cost of product sales was primarily due to higher light source system sales and sales of consumables and spare parts and service products in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increased product sales and overall mix of products resulted in improved gross margin on product sales from period to period. The gross margin on product sales was 39% for the six months ended June 30, 2005 as compared to 47% for the six months ended June 30, 2006. This higher gross margin from period to period was primarily due to increased factory yield, improved overall efficiencies and reduced lead and cycle times.

Research and Development. Research and development expenses increased 17% from $31.6 million for the six months ended June 30, 2005 to $36.9 million for the six months ended June 30, 2006 due primarily to costs associated with our LTPS product development efforts, EUV light source development and ArF product development efforts for the design of an enhanced universal platform for our XL series light sources. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $1.8 million and $154,000 for the six months ended June 30, 2005 and 2006, respectively. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products. As a percentage of total revenues, research and development expenses decreased from 17.4% for the six months ended June 30, 2005 to 14.1% for the six months ended June 30, 2006 due primarily to increased research and development activities and higher revenues in 2006 as compared to 2005. As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.

Sales and Marketing. Sales and marketing expenses increased 13% from $12.6 million for the six months ended June 30, 2005 to $14.2 million for the six months ended June 30, 2006. The increase in sales and marketing expenses from period to period primarily reflects increases in profit sharing and bonuses, stock-based compensation expense associated with the new SFAS 123R requirements which were adopted in the first quarter of 2006,  increased salary and benefits associated with an increase in sales and marketing head count from period to period and employer payroll taxes related to stock option exercises which occurred in the first six months of 2006. In addition, sales and marketing expenses were higher in the first half of 2006 compared to the first half of 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. As a percentage of total revenues, such sales and marketing expenses decreased from 6.9% for the six months ended June 30, 2005 to 5.4% for the six months ended June 30, 2006.

General and Administrative. General and administrative expenses increased 53% from $12.3 million for the six months ended June 30, 2005 to $18.8 million for the six months ended June 30, 2006 primarily due to stock-based compensation expense recorded in the first six months of 2006 upon our adoption of SFAS 123R in January 2006. In addition, general and administrative expenses in 2006 also included increased profit sharing and bonus expenses, employer payroll taxes associated with stock option exercises that occurred in the first six months of 2006 and increased external audit fees during the period. General and administrative expenses were also higher in the first half of 2006 compared to the first half of 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. As a percentage of total revenues, general and administrative expenses increased slightly from 6.8% for the six months ended June 30, 2005 to 7.2% for the six months ended June 30, 2006.

Total Other Income (Expense) - Net. Net other income totaled $2.5 million and $10.7 million for the six months ended June 30, 2005 and 2006, respectively. The increase in net other income was primarily due to a significant increase in interest income, the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first quarter of 2006, a decrease in interest expense and a foreign currency exchange gain recorded in the first six months of 2006 as compared to a foreign currency exchange loss recorded in the first six months of 2005. The increase in interest income from 2005 to 2006 reflects higher market interest rate yields on larger cash and investment balances which resulted from higher earnings and significant proceeds from stock option and warrant exercises during the first six months of 2006. The decrease in interest expense from period to period was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the second quarter of 2005. Other income was positively impacted in 2005 by a $2.2 million gain on debt extinguishment which resulted from the repurchase of these convertible subordinated notes. Foreign currency exchange loss totaled $767,000, interest income and other income totaled $5.0 million, interest expense totaled $3.9 million and the gain on debt extinguishment totaled $2.2 million for the six months ended June 30, 2005, compared to a foreign currency exchange gain of $1.1 million, interest and other income of $12.5 million, and interest expense of $2.9 million for the six months ended June 30, 2006.

Income Tax Provision. The tax provision of $912,000 and $22.1 million for the six months ended June 30, 2005 and 2006, respectively, reflects an annual effective rate of 5.5% and 34.6%, respectively. The change in the annual effective tax rate from period to period was primarily attributable to the increase in pre-tax earnings as well as a reduction in tax benefits from U.S. export incentive programs and the expiration of the federal research credit. The annual effective tax rate for the six months ended June 30, 2006 was approximately equal to the U.S. statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings, bank borrowings, and the proceeds from employee stock option exercises. As of June 30, 2006, we had approximately $312.1 million in cash and cash equivalents, $186.4 million in short-term investments, $9.8 million in long-term investments, and $688.5 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes. These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities. With the approval of our board of directors, we have periodically repurchased these notes in the open market. We repurchased $60.0 million principal amount of these notes in 2005. As of June 30, 2006, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $79.0 million and $17.3 million for the six months ended June 30, 2005 and 2006, respectively. Although net income for the six months ended June 30,  2006 was significantly higher than the same period in 2005, cash provided by operating activities was much lower in the first six months of 2006 as compared to the first six months of 2005. This is primarily attributable to significant increases in accounts receivable and inventories for the six months ended June 30, 2006 compared to decreases in these same items for the six months ended June 30, 2005. The increase in accounts receivable is the result of higher revenues and back-end loaded shipments during the second quarter of 2006. The increase in inventory balances for the six months ended June 30, 2006 reflects front-end loaded inventory levels to support higher forecasted demand, including expected demand for the XLA 300 light source system and the required spare parts for these systems as they are installed in the field. In addition, cash from operations was negatively impacted for the six months ended June 30, 2006 as a result of classifying excess tax benefits from stock option exercises in the amount of $17.8 million in financing activities in 2006 rather than operating activities in accordance with SFAS 123R which we adopted on January 1, 2006.

Net cash provided by investing activities was approximately $58.7 million for the six months ended June 30, 2005 compared to $58.1 million used in investing activities for the six months ended June 30, 2006. Net cash provided by investing activities during the six months ended June 30, 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, and the acquisition of $7.8 million of property and equipment. Net cash used in investing activities for the six months ended June 30, 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary, a $8.2 million payment to acquire certain patent license rights and the acquisition of $6.5 million of property and equipment.

Net cash used in financing activities was approximately $103.2 million for the six months ended June 30, 2005, compared to net cash provided by financing activities of $116.5 million for the six months ended June 30, 2006. Net cash used in financing activities for the six months ended June 30, 2005 reflects the repurchase of treasury stock of $50.0 million and the purchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par, in the second quarter of 2005. These treasury stock and note purchases were partially offset by proceeds received from the exercise of employee stock options totaling $4.2 million during the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2006 reflects the proceeds received from the exercise of employee stock options, the proceeds from the exercise of warrants, and proceeds from the employee stock purchase plan totaling $98.7 million. In addition, cash from financing activities in 2006 was positively affected by the excess tax benefits for the period from stock options exercises which totaled $17.8 million.

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

At June 30, 2005 and 2006, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

SUBSEQUENT EVENTS

The research and development agreement we entered into effective as of January 23, 2004 with Intel was amended effective July 17, 2006.  Under the terms of the Amended Development Agreement, most of the mutual obligations between us and Intel have been terminated, including Intel’s obligation to provide us with up to a total of $20.0 million over a three-year period to accelerate the development of production-worthy EUV lithography light sources. As of the date of the amendment, we had received a total of $8.5 million from Intel under the original agreement, which includes an advance payment of $1.3 million paid by Intel at the initiation of the agreement in 2004. Under the Amended Development Agreement, Intel has no obligation to provide us with further funding beyond that already received and we returned $347,222, which represents the unearned portion of the advance payment made by Intel. Although we will receive no additional funding from Intel under the Amended Development Agreement, we intend to continue to develop the EUV technology as part of our existing product roadmap.  In addition, per the terms of the Amended Development Agreement, we will continue meeting with Intel on a regular basis to review our progress towards developing a production-worthy EUV source system.

On July 28, 2006, we announced that our board of directors had authorized us to repurchase up to $150 million of our common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. The program may be discontinued at any time. Total purchases through August 1, 2006 were $22.7 million or 589,515 shares under this program.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1 (“FSP 115-1 and 124-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP 115-1 and 124-1 applies to debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The objective of FSP 115-1 and 124-1 is to provide guidance for identifying other-than-temporarily impaired investments. FSP 115-1 and 124-1 also provide new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective in annual financial statements for fiscal periods beginning after December 15, 2005. We do not believe that the implementation of FSP FAS 115-1 and FAS 124-1 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact that the adoption of FIN 48 will have on our consolidated financial statements.

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

As of June 30, 2006, we had outstanding forward contracts to buy U.S. $29.1 million for 4.5 billion yen under foreign currency exchange facilities with contract rates ranging from 109.8 yen to 116.4 yen per U.S. dollar. These contracts expire on various dates through December 2006.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred loss (net of tax) for those that qualify for hedge accounting treatment totaled $311,000 and $14,000, respectively, as of June 30, 2006.

The fair value of these forward contracts as of June 30, 2006 would have fluctuated by $1.6 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, approximately $49.2 million and $60.0 million principal amount, respectively, of these notes. As of June 30, 2006, $140.7 million principal amount of the notes were outstanding. The fair value of such debt based on quoted market prices on June 30, 2006 was $144.9 million.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. For the second quarter of 2006, our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006, and concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness that was first disclosed by us in our 2005 Form 10-K relating to our accounting for income taxes.

We have taken the following remediation steps during the six months ended June 30, 2006 to improve our internal controls over our accounting for income taxes:

•                  Improved the procedures for reviewing our consolidated tax provisions and reconciling all subsidiary office tax accounts; and

•                  Increased the level of communication with our subsidiary office accountants over the preparation of our foreign quarterly and annual tax provisions.

We have been conducting our testing of these new internal controls over the last several months and will continue to do so for the remainder of this year. We will not be able to completely remediate this material weakness in our accounting for income taxes until we can conduct testing of the 2006 end of year internal controls for income taxes in early 2007.

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

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended
	June 30,
	2005	2006

ASM Lithography	33%	37%
Canon	8%	6%
Nikon	26%	17%

Total	67%	60%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	June 30,
	2005	2006

ASM Lithography	36%	45%
Canon	5%	3%
Nikon	25%	20%

Total	66%	68%

We expect that sales of our light source products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. For example, revenue attributable to sales to Canon has declined significantly since 2004. Sales to Canon or any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

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

We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers. For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier. To reduce the risk associated with this single supplier, we carry a significant strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market conditions. Because many of these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our product schedule requirements. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would harm our operating results, financial condition and cash flows.

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

We serve an increasingly global market. A large portion of our total revenues is derived from customers located outside of the U.S. We expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we maintain a manufacturing and field service subsidiary in Korea as well as field service and support subsidiaries in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan.

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

As of June 30, 2006, we owned 239 U.S. patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to March 2025. As of June 30, 2006, we had applied for 127 additional patents in the U.S. As of June 30, 2006, we owned 359 foreign patents and had 372 patent applications pending in various foreign countries.

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

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Periodically, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

We have notified our competitor and others of our U.S. patent portfolio. Specifically, we have notified Komatsu that it may be infringing some of our U.S. patents. We have discussed with Komatsu our claims against each other. Komatsu challenged one of our U.S. patents in the United States Patent and Trademark Office (“USPTO”) but our patent was subsequently re-issued by the USPTO. Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton. We also have had discussions with a former competitor, Lambda-Physik (a subsidiary of Coherent, Inc.), regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

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

When we sell products to our Japanese subsidiary, the sale is denominated in U.S. dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese yen to the U.S. dollar. We manage the exposure of our Japanese subsidiary to these fluctuations through forward contracts to hedge the subsidiary’s purchase commitments. We will continue to monitor our exposure to these currency fluctuations, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. However, exchange rate fluctuations may still have a material adverse effect on our operating results. In the future, we may need to sell a more significant portion of our products in foreign currencies other than the Japanese yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area.

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

None.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 18, 2006. Out of 37,964,223  shares of common stock entitled to vote at such meeting, there were present in person or by proxy 36,250,721 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

Proposal 1. The election of the following eight directors to serve for one year. The votes for the nominated directors were as follows:

Director’s Name	Votes For	Votes Withheld

Charles J. Abbe	35,981,556	269,165
Robert P. Akins	34,850,464	1,400,257
Edward H. Braun	35,973,556	277,165
Michael R. Gaulke	35,926,956	323,765
William G. Oldham	35,981,556	269,165
Peter J. Simone	32,887,385	3,363,336
Young K. Sohn	35,981,376	269,345
Jon D. Tompkins	35,955,056	295,665

Proposal 2. Approval of an amendment to our 1996 Employee Stock Purchase Plan to increase the aggregate number of shares authorized for issuance under the Plan by 300,000 shares. 31,846,028 votes were cast for approval, 274,103 votes were cast against, 7,797 votes were abstained and there were 4,122,793 broker non-votes.

Proposal 3. Ratification of the selection of KPMG LLP as the independent auditors of Cymer for the year ending December 31, 2006. 35,989,492 votes were cast for approval, 251,452 votes were cast against, 9,676 votes were abstained and there were 101 broker non-votes.

ITEM 5.                  Other Information

None.

ITEM 6.                  Exhibits

10.1	Cymer, Inc. 1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.1 to our Current Report on form 8-K filed on May 19, 2006).

10.2*	Amended Intellectual Property License Agreement, effective June 27, 2006, by and between Intel Corporation and Cymer, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

CYMER, INC.

Date: August 2, 2006	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)