Form 10-Q
period 2006-09-30
CYMER INC
filed 2006-11-07
CIK 897067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes                ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

The total number of shares of Common Stock, with $0.001 par value, outstanding on November 2, 2006 was 37,132,327.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In thousands, except share data)

	December 31,	September 30,
	2005	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$233,745	$254,233
Short-term investments	130,204	198,112
Accounts receivable	89,818	114,998
Accounts receivable - related party	588	2,189
Foreign currency forward exchange contracts	1,776	822
Inventories	89,046	104,526
Deferred income taxes	33,338	33,362
Prepaid expenses and other assets	6,497	7,323
Total current assets	585,012	715,565

PROPERTY AND EQUIPMENT - NET	117,251	110,811
LONG-TERM INVESTMENTS	29,395	9,847
DEFERRED INCOME TAXES	34,429	24,557
GOODWILL	8,358	8,833
INTANGIBLE ASSETS - NET	10,474	16,642
OTHER ASSETS	6,457	6,135

TOTAL ASSETS	$791,376	$892,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,710	$14,282
Accounts payable - related party	4,975	4,541
Accrued warranty and installation	30,775	30,519
Accrued payroll and benefits	12,461	20,437
Accrued patents, royalties and other fees	7,180	6,121
Income taxes payable	7,268	5,592
Unearned income	1,726	2,489
Other current liabilities	3,247	2,113
Total current liabilities	85,342	86,094

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
OTHER LIABILITIES	10,582	15,359

Total liabilities	236,646	242,175

MINORITY INTEREST	16,276	7,454

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 38,036,000 and 41,399,000 shares outstanding at December 31, 2005 and September 30, 2006, respectively	38	41
Additional paid-in capital	407,549	537,716
Treasury stock at cost (1,943,000 and 4,536,000 common shares)	(50,000)	(150,704)
Accumulated other comprehensive loss	(9,025)	(4,421)
Retained earnings	189,892	260,129
Total stockholders’ equity	538,454	642,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$791,376	$892,390

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006

REVENUES:
Product sales	$99,415	$142,711	$279,821	$399,694
Product sales - related party	177	1,098	177	6,461
Other	61	109	857	259
Total revenues	99,653	143,918	280,855	406,414

COSTS AND EXPENSES:
Cost of product sales	57,480	72,487	168,242	211,734
Research and development	15,922	18,940	47,483	55,867
Sales and marketing	6,281	8,427	18,832	22,643
General and administrative	7,789	9,085	20,115	27,895

Total costs and expenses	87,472	108,939	254,672	318,139

OPERATING INCOME	12,181	34,979	26,183	88,275

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) - net	(165)	(243)	(932)	856
Gain on debt extinguishment	—	—	2,220	—
Interest and other income	2,693	5,415	7,691	17,894
Interest and other expense	(1,525)	(1,474)	(5,428)	(4,381)

Total other income - net	1,003	3,698	3,551	14,369

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	13,184	38,677	29,734	102,644

INCOME TAX PROVISION	1,187	12,547	2,099	34,680
MINORITY INTEREST	687	902	1,449	2,273
NET INCOME	$12,684	$27,032	$29,084	$70,237

EARNINGS PER SHARE:
Basic earnings per share	$0.36	$0.71	$0.81	$1.85
Weighted average common shares outstanding	35,501	37,819	36,070	37,995

Diluted earnings per share	$0.35	$0.68	$0.80	$1.75
Weighted average common and dilutive potential common shares outstanding	36,131	41,185	36,502	41,635

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended
	September 30,
	2005	2006

OPERATING ACTIVITIES:
Net income	$29,084	$70,237
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(2,220)	—
Depreciation and amortization	21,512	18,939
Non-cash stock-based compensation	953	7,567
Amortization of unearned compensation	16	—
Minority interest	(1,449)	(2,273)
Provision for deferred income taxes	22	9,410
Loss on disposal and impairment of property and equipment	54	94
Change in assets and liabilities:
Accounts receivable – net	26,882	(25,180)
Accounts receivable – related party	(259)	(1,601)
Foreign currency forward exchange contracts	(2,952)	1,154
Inventories	23,869	(15,480)
Prepaid expenses and other assets	(2,388)	(1,089)
Accounts payable	(75)	(3,428)
Accounts payable - related party	4,169	(434)
Accrued expenses and other liabilities	(2,733)	10,304
Unearned income	(4,152)	763
Income taxes payable	109	(1,676)

Net cash provided by operating activities	90,442	67,307

INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,769)	(9,976)
Purchases of investments	(276,968)	(188,229)
Proceeds from sold or matured investments	323,612	140,823
Acquisition of patents	—	(8,200)
Acquisition of minority interest	—	(7,024)

Net cash provided by (used in) investing activities	31,875	(72,606)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,639	103,656
Redemption of convertible subordinated notes	(57,336)	—
Cash investment received from minority shareholder	11,120	—
Excess tax benefits from stock option exercises	—	18,947
Payments on capital lease obligations	(20)	—
Repurchase of common stock into treasury	(50,000)	(100,704)

Net cash provided by (used in) financing activities	(83,597)	21,899

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(698)	3,888

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,022	20,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	114,246	233,745

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$152,268	$254,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,850	$5,150
Income taxes paid, net	$3,502	$7,860

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006
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

Principles of Consolidation – The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), Cymer Korea, Inc. (“Cymer Korea”), and our majority-owned subsidiary, TCZ Pte Ltd., a company incorporated in Singapore (“TCZ Singapore”).

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

We formed TCZ Singapore in September 2006 in connection with our TCZ joint venture with Carl Zeiss SMT AG, a German corporation (“SMT”) and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”). LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss.”  Per the terms of our original joint venture agreement, TCZ GmbH, a Swiss limited liability company (“TCZ Switzerland”), was formed and Switzerland was designated as the location for the TCZ joint venture. In September 2006 we moved the location of the TCZ joint venture from Switzerland to Singapore. See Footnote 4 for more details.  We own 60% of TCZ Singapore and Zeiss owns 40%.  TCZ is currently developing, and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.

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

Accounting Pronouncements Adopted

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), ”Inventory Costs, an Amendment of ARB 43 Chapter 4”.  This statement amended Accounting Research Bulletin No. 43 (“ARB No. 43”) Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We adopted SFAS No. 151 on January 1, 2006.  The adoption of SFAS No. 151 did not have an impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

Effective January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS No.123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, or the vesting period. We elected the modified-prospective method in implementing SFAS No. 123R which does not require us to revise prior period financial statements for comparative purposes. We elected to use the Black-Scholes option pricing model to determine the fair value of our stock options under SFAS No. 123R. The valuation provisions of SFAS No. 123R apply to new options granted on or after January 1, 2006. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted on or after January 1, 2006.  Estimated compensation expense for grants that were outstanding and unvested as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures which uses an accelerated expense recognition method for those awards with a graded vesting schedule. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements.  See Footnote 2 for more detailed information on our adoption of SFAS No. 123R.

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

The fair value of stock options granted is recognized to expense over the requisite service period.  For stock options granted after the SFAS No. 123R effective date of January 1, 2006, the straight-line attribution approach is used. For stock options granted prior to January 1, 2006, which are continuing to vest, we will continue to record expense using the FASB Interpretation No. 28 (“FIN 28”) accelerated attribution approach.

Upon the adoption of SFAS No. 123R, we used a combination of historical and implied volatility (“blended volatility”) to value our stock options.  Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility was derived based on six-month traded options of our common stock.  Prior to January 1, 2006, we used only historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma stock compensation calculation. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. Government issues with a remaining period commensurate with the expected term for valuing options.

The following weighted average assumptions were used for grants issued in the three and nine months ended September 30, 2005 under the SFAS No. 123 requirements and in the three and nine months ended September 30, 2006 under the SFAS No. 123R requirements:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Dividend yield	None	None	None	None
Volatility rate:
Options	75%	56%	75%	56%
ESPP	n/a	n/a	75%	n/a
Risk free interest rate:
Options	4.04%	4.59%	3.95%	4.77%
ESPP	n/a	n/a	3.33%	n/a
Expected term:
Options	4.38 years	3.14 years	4.31 years	3.15 years
ESPP	n/a	n/a	.5 years	n/a

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the three and nine months ended September 30, 2006, we estimated a 3% annual forfeiture rate.  We amended our Employee Stock Purchase Plan (“ESPP”) in May 2005, and as a result, our ESPP is treated as a noncompensatory plan.

Impact of SFAS No. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$2,137	$6,627
Stock units	174	495

Total stock-based compensation	2,311	7,122
Tax effect on stock-based compensation	(750)	(2,407)
Net effect on net income	$1,561	$4,715

Effect on earnings per share:
Basic	$0.04	$0.12
Diluted	$0.04	$0.11

Impact of stock option deductions on:
Cash flows from operations	$(1,175)	$(18,947)
Cash flows from financing activities	$1,175	$18,947

As of September 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $10.2 million with a weighted average remaining vesting period of 1.28 years. We expect to amortize this expense over the remaining vesting period of these stock options.

The amount of stock-based compensation costs capitalized into inventory during the nine months ended September 30, 2006 was immaterial.

We account for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.  We account for changes in fair values between reporting dates in accordance with FIN 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status during the nine months ended September 30, 2005 and 2006 was $949,000 and $445,000, respectively.

Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting required by APB No. 25 for options granted to employees and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  During 2005, we recorded no compensation expense related to the grant of options to employees since the exercise price of such options equaled or exceeded the market value of the underlying common stock on the date of grant.

Pro Forma for 2005 Under SFAS No. 123

The following table compares the earnings per share that we reported to the pro forma amounts that we would have reported had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income, as reported	$12,684	$29,084
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	546	886
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,889)	(18,840)

Pro forma net income	$10,341	$11,130

Earnings per share:
Basic - as reported	$0.36	$0.81
Basic - pro forma	$0.29	$0.31

Diluted - as reported	$0.35	$0.80
Diluted - pro forma	$0.29	$0.30

In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of SFAS No. 123R on January 1, 2006.  The acceleration of vesting of these stock options in the nine months ended September 30, 2005 contributed approximately $10.4 million of pro forma stock-based compensation expense.

Stock Option Plans

Currently, we grant stock options and awards from our 2005 Equity Incentive Plan (the “2005 Plan”), which provides for the grant or award of various equity instruments to our employees, directors and consultants. Upon approval of the 2005 Plan by stockholders in May 2005, we discontinued the use of our 1996 Stock Option Plan and 2000 Equity Incentive Plan. Options issued under the 2005 Plan expire ten years after the options are granted. It is our practice to generally grant options that vest and become exercisable ratably over a four-year period following the date of grant.  A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan and it provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards. Options and awards to purchase 630,327 shares are outstanding and 369,537 shares remain available for grant under the 2005 Plan as of September 30, 2006.

The following describes our other stock option plans from which we no longer issue awards although options to purchase shares are still outstanding under these plans and continue to vest and may be exercised:

1996 Stock Option Plan (the “1996 Plan”) – The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants.  The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan.  Of these shares, options to purchase 1,819,741 million shares are outstanding as of September 30, 2006.

2000 Equity Incentive Plan (the “2000 Plan”) – In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who are neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant. A total of 4,950,000 shares of common stock were reserved for issuance under the 2000 Plan. Of these shares, options to purchase 1,445,067 million shares are outstanding as of September 30, 2006.

Stock Options

The following is a summary of stock option activity under all stock option plans for the nine months ended September 30, 2006 (in thousands, except per share data):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual
	of	Price	Term
	Shares	Per Share	(in years)

Balance at January 1, 2006	6,924	$32.15
Granted	277	$44.82
Exercised	(3,149)	$30.70
Forfeited	(144)	$30.02
Expired	(31)	$48.52

Balance at September 30, 2006	3,877	$34.19	6.08
Exercisable at September 30, 2006	2,952	$33.76	5.29

The following table summarizes information as of September 30, 2006 concerning currently outstanding and exercisable options:

	Options Outstanding				Options Exercisable
		Weighted
		Average
	Number	Remaining	Weighted	Aggregate	Number	Weighted	Aggregate
	Outstanding	Contractual	Average	Intrinsic	Exercisable	Average	Intrinsic
Range of	As of 9/30/06	Term	Exercise	Value	As of 9/30/06	Exercise	Value
Exercise Prices	(in thousands)	(in years)	Price	(in thousands)	(in thousands)	Price	(in thousands)

$12.75 - $15.73	4	1.92	$12.75	$114	4	$12.75	$115
$16.32 - $19.98	237	5.84	$19.23	$5,854	229	$19.21	$5,655
$20.00 - $24.22	356	4.76	$22.73	$7,528	319	$22.62	$6,801
$24.29 - $31.66	809	6.84	$28.41	$12,545	561	$28.51	$8,634
$31.69 - $38.66	1,529	5.52	$35.53	$12,803	1,220	$35.97	$9,681
$39.37 - $48.64	705	7.33	$43.40	$361	432	$43.10	$351
$48.73 - $55.13	237	5.66	$50.24	$—	187	$50.64	$
$12.75 - $55.13	3,877	6.08	$34.19	$39,205	2,952	$33.76	$31,237

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on a per share price of $43.91, the closing price of our common stock on September 30, 2006 as reported by The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money stock options exercisable as of September 30, 2006 was 2.5 million.

The weighted average per share fair value of the options granted was $19.97 and $17.60 during the three months ended September 30, 2005 and 2006, respectively, and was $17.70 and $18.82 during the nine months ended September 30, 2005 and 2006, respectively.

The total intrinsic value of options exercised was $3.7 million and $2.5 million during the three months ended September 30, 2005 and 2006, respectively, and was $4.4 million and $56.6 million during the nine months ended September 30, 2005 and 2006, respectively.

The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 was approximately $96.7 million.  In connection with these exercises, the tax benefits recognized by us for the nine months ended September 30, 2006 was $18.9 million.

We settle employee stock option exercises with newly issued shares of our common stock.

Stock Units

In January 2006, our board of directors approved the use of annual stock unit awards for non-employee directors pursuant to our 2005 Plan in lieu of quarterly stock options grants. The number of shares subject to each stock unit award is determined by dividing $100,000 by the closing price per share of our common stock as of the date of grant. During the nine months ended September 30, 2006, 17,948 shares subject to such stock units awards were granted to non-employee directors with a grant date fair value of $39.00 per share. Each stock unit award shall vest 100% after one year from the date of grant. Stock based compensation expense for stock units for the three and nine months ended September 30, 2006 was $174,000 and $495,000, respectively.

A summary of the change in stock unit awards outstanding during the nine months ended September 30, 2006 is as follows (in thousands, except life data):

	Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of September 30, 2006

Beginning Outstanding	—
Awarded	18
Vested	—
Forfeited	—
Ending Outstanding	18	0.29	$788
Ending Exercisable	—	—

Weighted Average Remaining Recognition Period - 0.29 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $43.91 as of September 30, 2006.

Employee Stock Purchase Plan

1996 Employee Stock Purchase Plan (the “ESPP”) – Our ESPP is intended to qualify for favorable income tax treatment associated with rights granted under an employee stock purchase plan which qualifies under Section 423 of the Internal Revenue Code.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.  Our ESPP was amended in 2005.  The amendment: a) changed the duration of offering periods under the plan from two years to six months, b) reduced the discount to market price used to determine the purchase price for shares of our common stock under the plan from 15% to 5%, and c) eliminated the “lookback” feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period.  As a result of the amendment the plan became non-compensatory.

On February 7, 2006, our board of directors amended our ESPP to extend the expiration date of the plan until July 31, 2016.  In addition, on May 18, 2006, our stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

The number of shares issuable under the ESPP as of September 30, 2006 was 380,235, and 1,119,765 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by SFAS No. 123R, no stock-based compensation expense is recorded for our ESPP.

The total cash received from employees as a result of ESPP shares issued during the nine months ended September 30, 2006 was approximately $711,000.

Common Stock Warrants

During 2001, we issued warrants to purchase 200,000 shares of our common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents.  In May 2006, these warrants were exercised with respect to all 200,000 shares for $6.3 million in cash.

Stock Repurchase Program

On July 28, 2006, we announced that our board of directors had authorized us to repurchase up to $150 million of our common stock.  The purchases will be made from time to time in the open market or in privately negotiated transactions.  The program may be discontinued at any time.  Total purchases through September 30, 2006 were $100.7 million or 2.6 million shares under this program.

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

The following table sets forth the basic and diluted EPS for the three and nine months ended September 30, 2005 and 2006 (in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

NET INCOME:
Net income, as reported (used for basic EPS)	$12,684	$27,032	$29,084	$70,237
Adjustment for interest expense on 3.5% convertible subordinated notes, net of taxes	—	948	—	2,742

Net income, as adjusted for assumed conversion (used for diluted EPS)	$12,684	$27,980	$29,084	$72,979

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	35,501	37,819	36,070	37,995
Effect of dilutive securities:
Warrants	5	—	—	29
Options and stock units	625	552	432	797
Convertible subordinated notes	—	2,814	—	2,814

Diluted weighted average common and potential common shares outstanding	36,131	41,185	36,502	41,635

Earnings per share:
Basic	$0.36	$0.71	$0.81	$1.85
Diluted	$0.35	$0.68	$0.80	$1.75

For the three months ended September 30, 2005 and 2006, weighted average options and warrants to purchase 3,601,000 and 724,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the three months ended September 30, 2005, weighted average common shares attributable to convertible subordinated notes of 2,814,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

For the nine months ended September 30, 2005 and 2006, weighted average options and warrants to purchase 4,927,000 and 642,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the nine months ended September 30, 2005, weighted average common shares attributable to convertible subordinated notes of 3,423,000 were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

4.              AMENDED JOINT VENTURE AGREEMENT

On September 12, 2006, we entered into an Amended and Restated Joint Venture Agreement (the “Amended JV Agreement”) with (i) TCZ Switzerland,  (ii) SMT, (iii) LOB, and (iv) TCZ Singapore. The purpose of this Amended JV Agreement was to move the location of our TCZ joint venture from Switzerland to Singapore. The terms and conditions of the original joint venture agreement we entered into with TCZ Switzerland, SMT and LOB on July 15, 2005 remain in effect, except for the following: 1)   the change in the business location; 2)  the addition of TCZ Singapore as a party to the Amended JV Agreement and successor to the rights and obligations of TCZ Switzerland and 3) t he updates to the governance provisions to reflect differences in Swiss and Singapore corporate law.

5.              INVENTORIES

Inventories consisted of the following as of December 31, 2005 and September 30, 2006 (in thousands):

	December 31,	September 30,
	2005	2006
INVENTORIES:
Raw materials	$42,482	$38,200
Work-in-progress	18,408	25,488
Finished goods	38,601	52,063
Allowance for excess and obsolete inventory	(10,445)	(11,225)
Total	$89,046	$104,526

6.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following table summarizes the change in each component of accumulated other comprehensive loss for the nine months ended September 30, 2006 (in thousands):

			Total unrealized	Total unrealized
			losses on	gains (losses) on	Accumulated
			available-for-sale	foreign currency	other
		Translation	investments,	forward exchange	comprehensive
		adjustment	net of tax	contracts, net of tax	loss

December 31, 2005	Balance	$(8,157)	$(798)	$(70)	$(9,025)
	Period net change	3,888	592	124	4,604
September 30, 2006	Balance	$(4,269)	$(206)	$54	$(4,421)

Comprehensive income consisted of the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income	$12,684	$27,032	$29,084	$70,237

Foreign currency translation adjustments	(634)	1,196	(413)	3,888
Unrealized gains (losses) on available-for-sale investments, net of tax	(243)	487	(607)	592
Unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	(95)	68	663	124
Comprehensive income	$11,712	$28,783	$28,727	$74,841

7.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

The research and development agreement we entered into effective as of January 23, 2004 with Intel Corporation (“Intel”) was amended effective on July 17, 2006 (“Amended Development Agreement”). Under the terms of the original agreement, Intel was to provide us with up to a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources. Under the terms of the Amended Development Agreement, most of the mutual obligations between us and Intel have been terminated, including Intel’s obligation to provide us with up to a total of $20.0 million.  As of the date of the amendment, we had received a total of $8.5 million from Intel under the original agreement, including an advance payment of $1.3 million paid by Intel at the initiation of the original agreement in 2004. Under the Amended Development Agreement, Intel has no obligation to provide us with further funding beyond the amount we already received and we returned $347,222, which represents the unearned portion of the advance payment made by Intel. Although we will receive no additional funding from Intel under the Amended Development Agreement, we intend to continue to develop the EUV technology as part of our existing product roadmap.  In addition, per the terms of the Amended Development Agreement, we will continue meeting with Intel on a regular basis to review our progress towards developing a production-worthy EUV source system.

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

We recorded the patent license rights acquired from Intel valued at $8.2 million under this Amended Intellectual Property License Agreement as an intangible asset in our accompanying consolidated balance sheets.  The total value of these patent license rights are being amortized over a period of 16.29 years which represents the average remaining life of all of the patents purchased under this amendment. The amortization of these patents is included in research and development expenses on the accompanying statement of operations since the field of use involves applications which are still in the research and development stages.

8.              GOODWILL AND INTANGIBLE ASSETS

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

The following table summarizes the activity in the carrying amount of goodwill as of December 31, 2005 and September 30, 2006 (in thousands):

Goodwill as of December 31, 2005	$8,358
Goodwill acquired with acquisition of 19% minority interest of Cymer Korea	475
Goodwill as of September 30, 2006	$8,833

Included in intangible assets – net on the accompanying balance sheets are amounts associated with patents that were acquired in 2001, 2003, 2005 and 2006.  As of December 31, 2005 and

September 30, 2006, the net carrying amount of these patents was $10.5 million and $16.6 million, respectively. The accumulated amortization for these patents at December 31, 2005 and September 30, 2006 was $8.3 million and $10.4 million, respectively.  Amortization expense for these patents was $593,000 and $761,000 for the three months ended September 30, 2005 and 2006, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2005 and 2006, respectively.

As of September 30, 2006, future estimated amortization expense for these patents is expected to be as follows for (in thousands):

Future
Amortization

Three months ending December 31, 2006	$762
Year ending December 31, 2007	$3,046
Year ending December 31, 2008	$3,046
Year ending December 31, 2009	$1,564
Year ending December 31, 2010	$675
Thereafter	$7,549

9.              GUARANTEES/WARRANTIES

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

The following table summarizes information related to our warranty provision for the nine months ended September 30, 2006 (in thousands):

2006

Balance, January 1, 2006	$30,191
Liabilities accrued for warranties issued,
net of adjustments and expirations	14,899
Warranty expenditures incurred	(15,015)
Balance, September 30, 2006	$30,075

(b)         Intellectual Property Indemnifications – We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with our three lithography tool manufacturers, ASM Lithography, Canon, and Nikon.  In general, these indemnification provisions provide that we will defend our customers against any infringement claims directed against our products.  Under the indemnification clauses, we will pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the settlement proceedings.

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

As part of the supply agreement signed with TCZ in September 2005 and amended in September 2006 in connection with the amendment of the original TCZ joint venture agreement, we agreed to indemnify TCZ Singapore against any infringement of the intellectual property rights of a third party arising from TCZ’s purchase of our products.  We will defend such actions at our own expense and will pay the cost and damage awarded in any such action provided that TCZ Singapore grants us sole control of the defense and settlement of such action and also provides us with information required for the defense and settlement of such action.

Due to the nature of the indemnification provisions described above, they are indefinite and extend beyond the term of the actual agreements.

10.             RELATED PARTY TRANSACTIONS

As a result of the formation of the TCZ joint venture in July 2005 under the terms of a joint venture agreement which was amended in September 2006, Zeiss is now a related party.  In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and sell our light source system products to Zeiss periodically. We recorded revenue associated with this related party of $1.1 million and $6.5 million for the three and nine months ended September 30, 2006, respectively and revenue of $177,000 for the three and nine months ended September 30, 2005.  As of December 31, 2005 and September 30, 2006, we had accounts receivable balances of $588,000 and $2.2 million, respectively, and accounts payable balances of $5.0 million and $4.5 million, respectively, all of which were associated with these related party transactions with Zeiss.

11.             CONTINGENCIES AND COMMITMENTS

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

In July 2005, we entered into a joint venture agreement with (i) Carl Zeiss SMT AG, a German corporation (“SMT”); (ii) Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (“LOB”); and (iii) the Swiss liability company that was formed as part of the JV Agreement and named TCZ GmbH (“TCZ Switzerland”).  LOB and SMT, together with their affiliated entities, are collectively referred to as “Zeiss”. In September 2006, we entered into an amended joint venture agreement with Zeiss to move the location of the TCZ joint venture from Switzerland to Singapore and, in connection with the move, formed TCZ Pte Ltd., a company incorporated in Singapore (“TCZ Singapore”).  TCZ Singapore is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry.  The joint venture is currently headquartered in Singapore and is owned 60% by us and 40% by Zeiss. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  We currently expect that TCZ Singapore will ship its first production tool, the TCZ 900X, sometime in 2007.

Products

Our products primarily consist of photolithography light source systems, replacement parts, and service.

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum.  The bandwidth of the light is further narrowed through a number of optical techniques.  The DUV wavelengths are measured in nanometers (one nanometer is one billionth of a meter), and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light.  Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing.  We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics.  In the third quarter of 2006, we sold 67 light source systems at an average selling price of $1,065,000.

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

In late 2005, orders for our light sources increased substantially from the levels we had experienced earlier in the year.  Our chipmaker customers began indicating that increasing demand for chips would require them to expand production capacity, and our lithography tool manufacturing customers began placing orders for a growing number of light sources to meet increasing scanner demand.  It began to appear that we were again entering an industry growth cycle and upturn.

There were many positive indicators early in 2006 that reinforced our viewpoint that we were entering an upturn in the semiconductor industry.  In addition to strong continuing demand for our ArF light sources in the first half of 2006, we also experienced substantial ongoing growth in our non-systems revenue which was driven by high light source utilization at chipmakers and high overall fab utilization.  Additionally, there was stronger than anticipated demand for KrF light sources, as chipmakers ordered tools to expand capacity.  Our bookings, revenue and profits grew substantially in the first half of 2006 compared to the second half of 2005.

Growth continued in the third quarter of 2006.  Our revenue increased to a record $143.9 million, up six percent from our revenue of $135.4 million in the second quarter of 2006.  Utilization of our light sources at chipmakers continued to rise in the third quarter of 2006, and grew two percent over the previous quarter’s level.  This drove our non-systems product revenue, which consists of consumables and spare parts, upgrades, and service, to a record $72.5 million for the third quarter of 2006, equal to 50 percent of total revenue for the quarter.  Demand for our most advanced ArF light sources remained robust, and we shipped 32 of our XLA Series light sources in the third quarter of 2006, which equaled the highest quarterly shipment volume since the XLA Series was introduced.  Through the first nine months of 2006, our lithography tool manufacturing customers ramped up their first wave of ArF immersion scanner production. Many of the immersion tools delivered thus far in 2006 have been used primarily by chipmakers for process development purposes including defect reduction.  Some chipmakers recently experienced success in qualifying their immersion production processes. We expect these chipmakers will continue moving these tools from qualification into full production, and will augment them with additional immersion tool purchases to increase critical layer capacity.

Generally, industry trends remained positive in the third quarter of 2006.  However, a number of companies in the semiconductor equipment industry reported that orders for the fourth quarter of this year and early next year had leveled off, indicating flat unit shipments in the short term.  Overall fab utilization continued in the low 90 percent range, though some segments of the chip industry have experienced a modest decline in utilization.  However, fab managers continued to order equipment in line with demand, and avoided building excess manufacturing capacity in the fab.  NAND Flash memory manufacturers continued to expand their capacity, and 300mm fabs continued to be built and populated with equipment.

In the near term, we believe light source demand will be affected by a variety of factors, including under- or over-capacity in individual chip sectors, the rate at which chip designs shrink at individual chipmakers, and the lithography tool manufacturer customers’ manufacturing capacity for their new model lithography tools.  Early in the fourth quarter of this year, we received requests from among the lithography tool manufacturer customers to delay certain XLA 300 light source shipments, as we believe their factories reached capacity for their most advanced tools.  As the currently existing inventory of XLA 300s is absorbed, and our customers’ new manufacturing capacity is realized, we expect the shipment rate of XLA 300 light sources to increase.  Looking at medium- and longer-term market conditions, we expect demand for DUV lithography will continue to grow.  We believe we are well positioned as the leader in the most rapidly growing segment of the lithography market – ArF light sources for both dry and immersion applications.  We expect demand for ArF will extend well into the future through the use of both immersion and double patterning production techniques.  However, macro-economic factors, such as high energy prices and rising interest rates, could have a negative impact on consumer spending, including spending on electronic devices.  Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can cause consumers to become more cautious about their spending.  Either or both of these factors would have a negative effect on demand for our products.

We entered 2006 focusing our efforts on creating shareholder value through improved profitability, overall financial performance and execution.  During the third quarter of 2006, our gross margin increased to 50 percent compared to 48 percent in the prior quarter.  Although our gross margins have been steadily improving over the last seven consecutive quarters, we expect that improvements over the current 50% level will come more slowly and we expect a slight decrease in gross margin in the fourth quarter of 2006 due to changes in product mix. In the third quarter of 2006, we generated $50.0 million in cash from operations, significantly more than the $16.4 million in cash from operations generated in the second quarter of 2006.  We expect to continue generating substantial levels of cash from operations in the fourth quarter of 2006 and we will continue to explore opportunities for the most effective use of our cash including additional buybacks of our common stock under our current board approved plan.

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

Revenue Recognition

Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts, training, and limited refurbishments of light source systems.  Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

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

On a very limited basis, we refurbish light source systems owned by our customers to their original or new condition.  Revenue from refurbished light source systems is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

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

Valuation of Parts Used in Refurbishment Manufacturing Process

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment and material reclaim activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004 and we expect volumes to increase over time as our installed base of light sources continues to rise and we become more efficient in these refurbishment activities and develop capabilities to reclaim material from and refurbish other core assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed assemblies from our customers, either we record an entry to recognize the estimated fair value of the reusable components as inventory and revenue or a reduction in cost of product sales sold depending on the reason for the part replacement.  The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly.  As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a monthly basis and an inventory allowance is recorded as appropriate for these parts.  The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.  We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any changes in the demand for the parts or the yield of the parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations.

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

The inventory allowance totaled $10.4 million and $11.2 million at December 31, 2005 and September 30, 2006, respectively. The increase in the inventory allowance at September 30, 2006 as compared to December 31, 2005 was primarily due to increased excess and obsolete allowances for both raw materials and consumable and spare parts from period to period offset by decreased excess and obsolete requirements for parts that are used in our material reclaim and refurbishment activities.

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

The total balance in the warranty provision accrual as of December 31, 2005 and September 30, 2006 was $30.2 million and $30.1 million, respectively.  This slight decrease is primarily due to improved warranty performance of both light source systems and consumable and spare parts resulting in lower warranty provision requirements as calculated by our financial model and updated in 2006 . This improved overall warranty performance and the resulting decrease in the provision requirements was almost completely offset by the higher level of consumables and spare parts sales in the first nine months of 2006 as compared to the same time period in 2005.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and grant stock unit awards to our non-employee directors under our current stock plan.  The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123R.  Effective January 1, 2006, we adopted the requirements of SFAS No. 123R which address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements for the nine months ended September 30, 2006 include compensation expense as calculated per the provisions of SFAS No.123R. In adopting SFAS No. 123R, we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No.123R. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123R. Compensation expense for awards outstanding as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123 which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options and stock units was $2.3 million and $7.1 million, before taxes for the three and nine months ended September 30, 2006, respectively.

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

If we change any of the key assumptions that we use in the Black-Scholes option pricing model such as expected volatility or expected term or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period.  In addition, as the guidance by regulators for SFAS No. 123R is relatively new, the application of these principles may be subject to further interpretation and refinement over time.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.  Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized.  Based upon the analysis, with the exception of TCZ Singapore,  we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our deferred tax assets within the period covered by our model and, as such, no valuation allowance against deferred tax assets is provided.  However, in the case of our joint venture, TCZ, we do not feel that there is sufficient evidence or operating history to conclude that the future operating profits of TCZ are likely to allow it to utilize its NOL carryforwards and, consequently, a full valuation allowance has been provided against those loss carryforwards.

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

We have not provided for U.S. federal income and foreign withholding taxes on $55.4 million of undistributed earnings from non-U.S. operations as of September 30, 2006 as it is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance.  Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
Product sales	99.7%	99.2%	99.6%	98.3%
Product sales - related party	0.2	0.7	0.1	1.6
Other	0.1	0.1	0.3	0.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	57.7	50.4	59.9	52.1
Research and development	16.0	13.1	16.9	13.7
Sales and marketing	6.3	5.9	6.7	5.6
General and administrative	7.8	6.3	7.2	6.9
Total costs and expenses	87.8	75.7	90.7	78.3

Operating income	12.2	24.3	9.3	21.7

Total other income - net	1.0	2.6	1.3	3.5

Income before income tax provision and minority interest	13.2	26.9	10.6	25.2

Income tax provision	1.2	8.7	0.7	8.5
Minority interest	0.7	0.6	0.5	0.6

Net income	12.7%	18.8%	10.4%	17.3%
Gross margin on product sales	42.3%	49.6%	39.9%	47.9%

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.”

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the three months ended
	September 30,
	2005	2006

Light source systems:
Revenue	$53,848	$71,352
Units sold	55	67
Average selling price (1)	$944	$1,065

Consumable and spare parts and service products	$45,744	$72,457
Other revenue	$61	$109

Total revenue	$99,653	$143,918

(1)   Calculation of average selling price excludes $1.9 million of deferred light source revenue that was recognized for the three months ended September 30, 2005.  We had one arrangement where a portion of the light source system fee was not payable until the system was installed successfully at the end-user. This arrangement expired in March 2005.

Product sales increased 44% from $99.6 million for the three months ended September 30, 2005 to $143.8 million for the three months ended September 30, 2006.  This increase in product sales was due to higher light source system revenues and higher consumable and spare parts and service products revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Light source system revenues increased 33% from $53.8 million for the three months ended September 30, 2005 to $71.4 million for the three months ended September 30, 2006.  A total of 55 light source systems were sold in the three months ended September 30, 2005 at an average selling price of $944,000, compared to 67 light source systems sold in the three months ended September 30, 2006 at an average selling price of $1.1 million.  On a foreign currency adjusted basis, the average selling price for the three months ended September 30, 2005 was $952,000 compared to $1.1 million for the three months ended September 30, 2006. The increase in the average selling price from period to period reflects the shift in the product mix from capacity driven lower priced KrF products in the three months ended September 30, 2005 to higher priced technology buys of advanced ArF products in the three months ended September 30, 2006. The increase in quantities of light source systems sold from period to period was due to the slight slowdown and flattening of the industry in the beginning of 2005 compared to the upturn in the semiconductor industry in 2006. Chipmakers’ expanded capacity needs have impacted the demand for our light source systems, and that combined with our growing installed base of light source systems has increased the demand for our consumables and spare parts and service products. This increased consumable and spare parts demand and rising tool utilization resulted in an increase in consumables and spare parts and service revenues of 58% from $45.7 million for the three months ended September 30, 2005 to $72.5 million for the three months ended September 30, 2006. Revenues from funded development contracts were $61,000 for three months ended September 30, 2005, compared to $109,000 for the three months ended September 30, 2006. There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended September 30, 2006.  We expect that our fourth quarter 2006 revenue will decrease slightly compared to the third quarter 2006 levels.

Our backlog at September 30, 2005 was $73.8 million compared to $90.3 million at September 30, 2006.  Bookings for the three months ended September 30, 2005 and September 30, 2006 were $97.7 million and $142.0 million, respectively.  The book-to-bill ratio for the quarter ended September 30, 2005 was 0.98 compared to 0.99 for the quarter ended September 30, 2006.  The increase in the backlog is due to the changing condition of the semiconductor industry from period to period and rising ASPs due to continued adoption of the advanced ArF tools.  The backlog as of September 30, 2005 reflected the brief slowdown and flattening in the semiconductor industry that started in late 2004, whereas the backlog as of September 30, 2006 reflects the recent growth phase and upturn in the semiconductor industry. The increase in bookings from period to period was primarily due to increased orders of light source systems and consumables and spare parts in the third quarter of 2006 as a result of this recent upturn in the semiconductor industry. The book-to-bill ratio for the quarter ended September 30, 2006 was negatively impacted by us shipping a significant number of the competitive replacement lasers during the third quarter of 2006 under a laser replacement purchase order which was booked in full during the first quarter of 2006.

We installed 52 light sources at chipmakers and other end-users during the quarter ended September 30, 2005 compared to 91 light sources installed during the quarter ended September 30, 2006.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S.  Approximately 83% and 84% of our sales for the three months ended September 30, 2005 and 2006, respectively, were derived from customers outside the U.S.  We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 31% and 19% of total revenues for the three months ended September 30, 2005 and 2006, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, and manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments.  Shipping costs associated with our product sales are also included in cost of product sales.  We do not charge our customers for shipping fees and such costs are not significant.

The cost of product sales increased 26% from $57.5 million for the three months ended September 30, 2005 to $72.5 million for the three months ended September 30, 2006. This increase in the cost of product sales was primarily due to higher light source system sales and sales of consumables and spare parts and service products in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  This increase in cost of product sales was partially offset by a decrease in warranty costs from period to period. The gross margin on product sales was 42.3% for the three months ended September 30, 2005 as compared to 49.6% for the three months ended September 30, 2006. This higher gross margin from period to period was primarily due to increased factory yield and utilization, reduced lead and cycle times and improved warranty performance.  We anticipate that our gross margin may decrease slightly in the fourth quarter of 2006 from the third quarter levels due to an expected change in product mix.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 19% from $15.9 million for the three months ended September 30, 2005 to $18.9 million for the three months ended September 30, 2006 due primarily to costs associated with our LTPS product development efforts and EUV light source development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $604,000 for the three months ended September 30, 2005 and there were no such offsets recorded for the three months ended September 30, 2006.  In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products. Included in our ArF product development efforts for 2006 is the design of an enhanced universal platform for our XL series light sources and associated derivative products based on this platform. As a percentage of total revenues, research and development expenses decreased from 16.0% for the three months ended September 30, 2005 to 13.1% for the three months ended September 30, 2006 due primarily to revenues increasing at a faster rate than research and development expenses in 2006 as compared to 2005.  As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.  We expect that our investment in research and development expenses will continue.

Sales and Marketing. Sales and marketing expenses include the expenses of the sales, marketing and customer support staff and other marketing expenses.  Sales and marketing expenses increased 34% from $6.3 million for the three months ended September 30, 2005 to $8.4 million for the three months ended September 30, 2006. The increase in sales and marketing expenses from period to period primarily reflects increases in profit sharing and bonuses, stock-based compensation expense associated with the new SFAS 123R requirements which were adopted in the first quarter of 2006, and increased salary and benefits associated with increased sales and marketing head count from period to period. As a percentage of total revenues, such sales and marketing expenses decreased from 6.3% for the three months ended September 30, 2005 to 5.9% for the three months ended September 30, 2006.  We anticipate that sales and marketing expenses may remain relatively flat for the fourth quarter of 2006 compared to the third quarter levels.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit fees, and administrative operating costs.  General and administrative expenses increased 17% from $7.8 million for the three months ended September 30, 2005 to $9.1 million for the three months ended September 30, 2006 primarily due to stock-based compensation expense recorded in the third quarter of 2006 as a result of our adoption of SFAS 123R on January 1, 2006. General and administrative expenses in the third quarter of 2006 also included increased profit sharing and bonus expenses, and increased external audit fees as compared to the third quarter of 2005.   General and administrative expenses were also higher in the third quarter of 2006 compared to the third quarter of 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005.   As a percentage of total revenues, general and administrative expenses decreased from 7.8% for the three months ended September 30, 2005 to 6.3% for the three months ended September 30, 2006.  We anticipate that general and administrative expenses may remain relatively flat for the fourth quarter of 2006 compared to the third quarter levels.

Total Other Income (Expense) - Net.  Net other income (expense) consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar, and gains and losses associated with debt extinguishment transactions.  Net other income totaled $1.0 million and $3.7 million for the three months ended September 30, 2005 and 2006, respectively. The increase in net other income was primarily due to an increase in interest income from period to period. The increase in interest income from 2005 to 2006 reflects higher market interest rate yields on larger cash and investment balances which resulted from higher earnings and significant proceeds from stock option and warrant exercises during 2006. Foreign currency exchange losses totaled $165,000, interest income and other income totaled $2.7 million and interest expense totaled $1.5 million the three months ended September 30, 2005, compared to a foreign currency exchange loss of $243,000, interest and other income of $5.4 million, and interest expense of $1.5 million for the three months ended September 30, 2006.

Income Tax Provision. The tax provision of $1.2 million and $12.5 million for the three months ended September 30, 2005 and 2006, respectively, reflects an annual effective rate of 7.06% and 33.8%, respectively.  The change in the annual effective tax rate from period to period was primarily attributable to the increase in pre-tax earnings as well as a reduction in tax benefits from U.S. export incentive programs and the expiration of the federal research credit. The annual effective tax rate for the three months ended September 30, 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits and is a function of current tax law and geographic location of pre-tax income. The federal Research and Experimentation Credit expired December 31, 2005.  The ETI was repealed by the American Jobs Creation Act of 2004 subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits in 2005 and 2006.  Our estimated ETI benefit for 2006 reflects the transition rules.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

The following table summarizes the components of our revenue (in thousands, except units sold):

	For the nine months ended
	September 30,
	2005	2006

Light source systems:
Revenue	$157,181	$212,016
Units sold	159	212
Average selling price (1)	$962	$1,000

Consumable and spare parts and service products	$122,817	$194,139
Other revenue	$857	$259

Total revenue	$280,855	$406,414

(1)          Calculation of average selling price excludes $4.2 million of deferred light source revenue that was recognized for the nine months ended September 30, 2005.  We had one arrangement where a portion of the light source system fee was not payable until the system was installed successfully at the end-user. This arrangement expired in March 2005.

Product sales increased 45% from $280.0 million for the nine months ended September 30, 2005 to $406.2 million for the nine months ended September 30, 2006.  This increase in product sales was due to higher light source system revenues and higher consumable and spare parts and service products revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Light source system revenues increased 35% from $157.2 million for the nine months ended September 30, 2005 to $212.0 million for the nine months ended September 30, 2006.  A total of 159 light source systems were sold in the nine months ended September 30, 2005 at an average selling price of $962,000, compared to 212 light source systems sold in the nine months ended September 30, 2006 at an average selling price of $1.0 million. On a foreign currency adjusted basis, the average selling price for the nine months ended September 30, 2005 was $961,000 compared to $996,000 for the nine months ended September 30, 2006. The slight increase in the average selling price from period to period reflects the higher percentage of our light source systems sales coming from higher priced advanced ArF products in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in quantities of light source systems sold from period to period was due to the slight slowdown and flattening of the industry in the beginning of 2005 compared to the upturn in the semiconductor industry in 2006. Chipmakers expanded capacity needs have impacted the demand for our light source systems, and that combined with our growing installed base of light source systems has increased demand for our consumables and spare parts and service products. This increased demand for consumable and spare parts and the rising tool utilization resulted in an increase in consumable and spare parts and service revenues of 58% from $122.8 million for the nine months ended September 30, 2005 to $194.1 million for the nine months ended September 30, 2006. Consumable and spare parts and service products revenue was also favorably impacted by the revenue recorded under a laser replacement agreement we entered into at the beginning of 2006. Revenues from funded development contracts were $857,000 for nine months ended September 30, 2005, compared to $259,000 for the nine months ended September 30, 2006. There were no revenues recorded or earned associated with the TCZ joint venture for the nine months ended September 30, 2006.

Sales to our three lithography tool manufacturing customers, ASM Lithography, Canon, and Nikon, amounted to 32%, 8% and 25%, respectively, of total revenue for the nine months ended September 30, 2005, and 38%, 6% and 15%, respectively, of total revenue for the nine months ended September 30, 2006.

Approximately 84% of our sales for both the nine months ended September 30, 2005 and 2006, were derived from customers outside the U.S. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 32% and 21% of total revenues for the nine months ended September 30, 2005 and 2006, respectively.

Cost of Product Sales.  The cost of product sales increased 26% from $168.2 million for the nine months ended September 30, 2005 to $211.7 million for the nine months ended September 30, 2006. This increase in the cost of product sales was primarily due to higher light source system sales and sales of consumables and spare parts and service products in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increased product sales and overall mix of products resulted in improved gross margin on product sales from period to period.  The gross margin on product sales was 39.9% for the nine months ended September 30, 2005 as compared to 47.9% for the nine months ended September 30, 2006. This higher gross margin from period to period was primarily due to increased factory yield, improved overall efficiencies, reduced lead and cycle times and improved warranty performance.

Research and Development.  Research and development expenses increased 18% from $47.5 million for the nine months ended September 30, 2005 to $55.9 million for the nine months ended September 30, 2006 due primarily to costs associated with our LTPS product development efforts, EUV light source development and ArF product development efforts for the design of an enhanced universal platform for our XL series light sources and associated derivative products based on this platform. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $2.4 million and $154,000 for the nine months ended September 30, 2005 and 2006, respectively.  In addition to our development of EUV and LTPS technologies, we also continued

to focus on next generation ArF and KrF products.   As a percentage of total revenues, research and development expenses decreased from 16.9% for the nine months ended September 30, 2005 to 13.7% for the nine months ended September 30, 2006 due primarily to increased research and development activities and higher revenues in 2006 as compared to 2005.  As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.

Sales and Marketing. Sales and marketing expenses increased 20% from $18.8 million for the nine months ended September 30, 2005 to $22.6 million for the nine months ended September 30, 2006. The increase in sales and marketing expenses from period to period primarily reflects increases in profit sharing and bonuses, stock-based compensation expense associated with the new SFAS 123R requirements which were adopted in the first quarter of 2006, increased salary and benefits associated with an increase in sales and marketing head count from period to period, and employer payroll taxes related to stock option exercises which occurred in the first nine months of 2006. In addition, sales and marketing expenses were higher in the first nine months of 2006 compared to the first nine months of 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. Sales and marketing expenses in the nine months ended September 30, 2005 also included higher expenses than in the first nine months of 2006 associated with our chipmaker customers at our foreign locations. As a percentage of total revenues, such sales and marketing expenses decreased from 6.7% for the nine months ended September 30, 2005 to 5.6% for the nine months ended September 30, 2006.

General and Administrative. General and administrative expenses increased 39% from $20.1 million for the nine months ended September 30, 2005 to $27.9 million for the nine months ended September 30, 2006 primarily due to stock-based compensation expense recorded in the first nine months of 2006 upon our adoption of SFAS 123R in January 2006. In addition, general and administrative expenses in 2006 also included increased profit sharing and bonus expenses, employer payroll taxes associated with stock option exercises that occurred in the first nine months of 2006 and increased external audit fees during the period. General and administrative expenses were also higher in the first nine months of 2006 compared to the first nine months of 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. As a percentage of total revenues, general and administrative expenses decreased from 7.2% for the nine months ended September 30, 2005 to 6.9% for the nine months ended September 30, 2006.

Total Other Income (Expense) - Net.   Net other income totaled $3.6 million and $14.4 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in net other income was primarily due to a significant increase in interest income, the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first quarter of 2006, a decrease in interest expense and a foreign currency exchange gain recorded in the first nine months of 2006 as compared to a foreign currency exchange loss recorded in the first nine months of 2005. The increase in interest income from 2005 to 2006 reflects higher market interest rate yields on larger cash and investment balances which resulted from higher earnings and significant proceeds from stock option and warrant exercises during the first nine months of 2006. The decrease in interest expense from period to period was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the second quarter of 2005. Other income was positively impacted in 2005 by a $2.2 million gain on debt extinguishment which resulted from the repurchase of these convertible subordinated notes Foreign currency exchange loss totaled $932,000, interest income and other income totaled $7.7 million, interest expense totaled $5.4 million and the gain on debt extinguishment totaled $2.2 million for the nine months ended September 30, 2005, compared to a foreign currency exchange gain of $856,000, interest and other income of $17.9 million, and interest expense of $4.4 million for the nine months ended September 30, 2006.

Income Tax Provision. The tax provision of $2.1 million and $34.7 million for the nine months ended September 30, 2005 and 2006, respectively, reflects an annual effective rate of 7.06% and 33.8%, respectively.  The change in the annual effective tax rate from period to period was primarily attributable to the increase in pre-tax earnings as well as a reduction in tax benefits from U.S. export incentive programs and the expiration of the federal research credit. The annual effective tax rate for the nine months ended September 30, 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings, bank borrowings, and the proceeds from employee stock option exercises.  As of September 30, 2006, we had approximately $254.2 million in cash and cash equivalents, $198.1 million in short-term investments, $9.8 million in long-term investments, and $629.5 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  With the approval of our board of directors, we have periodically repurchased these notes in the open market.  We repurchased $60.0 million principal amount of these notes in 2005. As of September 30, 2006, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $90.4 million and $67.3 million for the nine months ended September 30, 2005 and 2006, respectively. Although net income for the nine months ended September 30, 2006 was significantly higher than the same period in 2005, cash provided by operating activities was much lower in the first nine months of 2006 as compared to the first nine months of 2005. This is primarily attributable to significant increases in accounts receivable and inventories for the nine months ended September 30, 2006 compared to decreases in these same items for the nine months ended September 30, 2005.  The increase in accounts receivable is the result of higher revenues recorded during the third quarter of 2006 compared to the same period in 2005. The increase in inventory balances for the nine months ended September 30, 2006 is primarily the result of the increased demand for spares and consumable parts to support our growing installed base of light source systems, particularly our more advanced XLA series systems. In addition, cash from operations was negatively impacted for the nine months ended September 30, 2006 as a result of classifying excess tax benefits from stock option exercises in the amount of $18.9 million in financing activities in 2006 rather than operating activities in accordance with SFAS 123R which we adopted on January 1, 2006.

Net cash provided by investing activities was approximately $31.9 million for the nine months ended September 30, 2005 compared to $72.6 million used in investing activities for the nine months ended September 30, 2006.  Net cash provided by investing activities during the nine months ended September 30, 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, and the acquisition of $14.8 million of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary, a $8.2 million payment to acquire certain patent license rights and the acquisition of $10.0 million of property and equipment.

Net cash used in financing activities was approximately $83.6 million for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $21.9 million for the nine months ended September 30, 2006. Net cash used in financing activities for the nine months ended September 30, 2005 reflects the repurchase of treasury stock of $50.0 million and the purchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par, in the first and second quarters of 2005. The treasury stock and note purchases were offset by proceeds received from the exercise of employee stock options totaling $12.6 million and the minority interest investment received from Zeiss in the TCZ joint venture of $11.1 million during the nine months ended September 30, 2005.  Net cash provided by financing activities for the nine months ended September 30, 2006 reflects the proceeds received from the exercise of employee stock options, the proceeds from the exercise of warrants, and proceeds from the employee stock purchase plan totaling $103.7 million.  In addition, cash from financing activities in 2006 was positively affected by the excess tax benefits for the period from stock option exercises which totaled $18.9 million.  This cash provided by financing activities was offset by the repurchase of treasury stock totaling $100.7 million during the second quarter of 2006.

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

At September 30, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We do not believe that the adoption of SFAS No. 158 will have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. We are currently assessing the impact, if any, the adoption of SAB No. 108 in the fourth quarter of 2006 will have on our consolidated financial statements.

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

As of September 30, 2006, we had outstanding forward contracts to buy U.S. $30.6 million for 3.8 billion yen under foreign currency exchange facilities with contract rates ranging from 109.76 yen to 117.33 yen per U.S. dollar.  These contracts expire on various dates through February 2007.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income (loss) and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain (net of tax) for those that qualify for hedge accounting treatment totaled $822,000 and $54,000 respectively, as of September 30, 2006.

The fair value of these forward contracts as of September 30, 2006 would have fluctuated by $3.1 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

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

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these notes is payable on February 15 and August 15 of each year.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, approximately $49.2 million and $60.0 million principal amount, respectively, of these notes.  As of September 30, 2006, $140.7 million principal amount of the notes were outstanding.  The fair value of such debt based on quoted market prices on September 30, 2006 was $145.3 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  For the third quarter of 2006, our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006, and concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness that was first disclosed by us in our 2005 Form 10-K relating to our accounting for income taxes.

We have taken the following remediation steps during the nine months ended September 30, 2006 to improve our internal controls over our accounting for income taxes:

•                  Improved the procedures for reviewing our consolidated tax provisions and reconciling all subsidiary office tax accounts; and

•                  Increased the level of communication with our subsidiary office accountants over the preparation of our foreign quarterly and annual tax provisions.

We have been conducting our testing of these new internal controls since early 2006 and will continue to do so for the remainder of the year. We will not be able to completely remediate this material weakness in our accounting for income taxes until we can conduct testing of the 2006 end of year internal controls for income taxes in early 2007.

PART II.  OTHER INFORMATION

ITEM 1.                                            Legal Proceedings

None.

ITEM 1A.                                   Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently think are material may also impair our business operations.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item IA to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

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

•      changes in market penetration by our competitor;

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

Our business depends on the semiconductor and the semiconductor capital equipment industries, which are highly volatile and unpredictable.*

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

A significant percentage of our revenue is derived from sales to the three lithography tool manufacturers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.*

Three large companies, ASM Lithography, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended
	September 30,
	2005	2006

ASM Lithography	32%	38%
Canon	8%	6%
Nikon	25%	15%

Total	65%	59%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	September 30,
	2005	2006

ASM Lithography	36%	47%
Canon	5%	3%
Nikon	25%	21%

Total	66%	71%

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

We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change.*

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

At this time, chipmakers are continuing to expand their manufacturing capacity at 90 nm, while manufacturers of certain types of memory chips are in the early stages of production at 65 nm and planning for production of chips with even smaller CDs.  These efforts, along with initial development of ArF immersion lithography capabilities among a number of chipmakers, are driving demand for our most advanced ArF light sources.  At the same time chipmakers also need tools for the less critical layers on wafers, and there remains strong demand for our KrF light source products for DUV photolithography systems as well. After chipmakers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments in whatever capacity seems necessary.

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

Failure to maintain effectively our direct field service and support organization could have a material adverse effect on our business.*

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

We must effectively manage changes in our business.*

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

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products.*

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

We face competition from one company and may face competition from additional competitors who enter the market.*

We currently have one significant competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Gigaphoton is aggressively trying to gain larger market penetration in the excimer light source industry. We know that our customers have purchased products from this competitor and that our customers have approved this competitor’s light sources for use with their products.  We know that Gigaphoton has been approved by and has an installed base of services at chipmakers in Japan, the U.S. and elsewhere for producing excimer light sources.

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

Chipmakers’ prolonged use of our products in high volume production may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.*

Over time, our light source products may not meet chipmakers’ production specifications or operating cost requirements after the light source has been used for a long period in high volume production. If any chipmaker cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with chipmakers and lithography tool manufacturers. This would harm our business.

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

Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.*

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

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.*

We believe our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

As of September 30, 2006, we owned 247 U.S. patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2025.  As of September 30, 2006, we had applied for 138 additional patents in the U.S.  As of September 30, 2006, we owned 376 foreign patents and had 377 patent applications pending in various foreign countries.

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

•      gain access to our trade secrets; or

•      disclose our technology.

The parties to whom we provide research and development services may dispute the ownership of the intellectual property that we develop performing these services.*

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Periodically, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

In the future, we may be subject to patent litigation to enforce patents issued to us and defend ourselves against claimed infringement by our competitor or any other third party.*

Third parties have notified us in the past, and may notify us in the future, that we are infringing their intellectual property rights. Also, we have notified third parties in the past, and may notify them in the future, that they may be infringing our intellectual property rights.

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

Mergers, acquisitions and joint ventures as well as entering new markets are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business.  In July 2005, we formed our TCZ joint venture with Zeiss to produce tools for the manufacture of flat panel displays.  This is a new market for both Cymer and Zeiss and may involve numerous risks. Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire, joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses*.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new Proxy rules, Nasdaq Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year.  We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment – An Amendment to Statement Nos. 123 and 95,” which we adopted on January 1, 2006.  This new rule requires us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans has made it more difficult and expensive for us to grant options to employees, which has resulted in changes to our equity compensation strategy, including a significant reduction in the number of stock options granted to employees. We have developed alternative cash compensation arrangements for our employees to replace the majority of these stock option programs and may be required to offer additional alternative cash compensation arrangements in the future. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules and alternative cash compensation programs may adversely impact our future operating results, financial condition and cash flows.

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

The price of our common stock has fluctuated and may continue to fluctuate widely.*

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

•                  actual or anticipated fluctuations in our operating results, including our net income, product gross margins and free cash flow;

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

ITEM 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)                Not applicable

(b)               Not applicable

(c)                On July 28, 2006, we announced that our board of directors had authorized us to repurchase up to $150 million of our common stock.  The purchases have been made from time to time in the open market or in privately negotiated transactions.  The program does not have a fixed expiration date and may be discontinued at any time.

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended September 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2006 to July 31, 2006	207,815	$38.95	207,815	$141.9 Million
August 1, 2006 to August 31, 2006	2,385,057	$38.80	2,385,057	$49.3 Million
September 1, 2006 to September 30, 2006	—	$—	—	$49.3 Million
Total	2,592,872	$38.81	2,592,872

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

ITEM 5.             Other Information

(a)          None.

(b)         There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      Exhibits

10.1*	Amendment of Cymer Corporation and Intel Corporation Development Agreement, effective July 17, 2006.

10.2*	Amended and Restated Joint Venture Agreement, dated September 12, 2006, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH and TCZ Pte Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

CYMER, INC.

Date: November 7, 2006	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)