Form 10-K
period 2006-12-31
CYMER INC
filed 2007-02-28
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number 0-21321

CYMER, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0175463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17075 Thornmint Court, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 385-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒Yes  ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☒                             Accelerated filer ☐                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes  ☒No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $46.46 for shares of the registrant’s common stock on June 30, 2006 as reported on the Nasdaq National Market, was $1,819,752,203.  The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates.  The registrant disclaims the existence of control or any admission thereof for any other purpose.

Number of shares of common stock outstanding as of  February 23, 2007: 37,278,940.

DOCUMENTS INCORPORATED BY REFERENCE

The following  document is incorporated  by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of  this  Annual  Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 17, 2007 which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

CYMER, INC.

2006 Annual Report on Form 10-K

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time.  Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K.  Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

PART I

Item 1.  Business

Overview

We are the world’s leading supplier of excimer light sources, the essential light source for deep ultraviolet (“DUV”) photolithography systems. DUV photolithography is a key enabling technology that has allowed the semiconductor industry to meet the exacting specifications and manufacturing requirements for volume production of today’s most advanced semiconductor chips. Our light source systems are incorporated into step-and-repeat (“steppers”) and step-and-scan (“scanners”) photolithography systems for use in the manufacture of semiconductors with critical feature sizes below 250 nanometers (“nm”).  One nm equals one billionth of a meter.  Our excimer light source systems constitute a substantial majority of all excimer light sources incorporated in DUV photolithography tools. Our products consist of photolithography light source systems, replacement parts and service.  We maintain a worldwide service organization that supports our installed base of light sources.  As of December 31, 2006, this installed base totaled 3,042 light sources.  Our customers include all three manufacturers of DUV photolithography systems: ASML, Canon and Nikon.  Photolithography systems incorporating our excimer light sources have been purchased by all of the world’s largest semiconductor manufacturers including: AMD, Chartered, Elpida, Fujitsu, Hynix, IBM, Infineon/Qimonda, Intel, Matsushita, Micron, Nanya/Inotera, NEC, Powerchip, Promos, Renesas Technology, Samsung, SMIC, Sony, ST Microelectronics, Texas Instruments, Toshiba, TSMC, and UMC.

In July 2005, we entered into an agreement with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to together with their affiliated entities as “Zeiss”) to establish a joint venture, which we refer to as TCZ (for Team Cymer Zeiss).  In September 2006, we amended and restated this joint venture agreement with Zeiss to move the location of the TCZ joint venture from Switzerland to Singapore and, in connection with the move, formed TCZ Pte Ltd., a company incorporated in Singapore.  TCZ is currently developing, and will integrate, market and sell, and support production tools for the flat panel display manufacturing industry. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  We currently expect that TCZ will ship its first production tool, the TCZ 900X, in late 2007 or early 2008.

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

Photolithography Light Sources

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum.  The bandwidth of the light is further narrowed through a number of optical techniques.  The DUV wavelengths are measured in nanometers and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light.  Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing.  We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics.  In 2006, we sold 280 light source systems at an average selling price of $1.0 million.  Revenues generated from sales of light sources were approximately $244.8 million, $207.4 million and $282.4 million for 2004, 2005 and 2006, respectively.

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

193 nm ArF Light Sources

Chipmakers continue to reduce the feature sizes and shrink the CD on the wafer, which means that the line widths of the circuitry on the wafer become progressively smaller. At this time, chipmakers generally are continuing to expand their manufacturing capacity at 90 nm, a number of chipmakers have begun expanding production capacity at 65 nm, and several chipmakers are in active development of production capabilities at 45 nm. In these circumstances, chipmakers need more leading edge tools, which means they need more of the shorter wavelength ArF photolithography tools in their manufacturing facilities to pattern the critical layers on the wafer.  Growing use of 193 nm ArF light sources at the leading edge, combined with continuing use of 248 nm KrF light sources for the less critical layers, allows chipmakers to meet the rigorous performance and volume demands of high volume manufacturing.  Our light sources are designed to enable chipmakers to achieve their production goals.

XLA Series — The XLA Series of ArF light sources is based on our dual-discharge chamber Master Oscillator Power Amplifier (“MOPA”) light source architecture.  The master oscillator creates a narrow bandwidth beam of light at low power which is referred to as “ultra-narrowed” or “highly line-narrowed”.  The beam then is directed into the power amplifier, where the power is increased significantly while maintaining the narrow bandwidth.  This combination of a narrower bandwidth and higher power enables chipmakers to continue reducing critical circuitry dimensions and increasing processing speeds, capacity and functionality of chips, while giving chipmakers the performance and cost advantages they need.  Each product in the XLA Series is based on the XL common platform, which includes cabling and wiring harnesses, electrical interfaces, power supplies, gas delivery systems, cooling systems, and other various components, all in a common enclosure.  Use of a common platform enables us to develop each new product in the series rapidly and cost-effectively.  Because our customers are accustomed to working with the XLA Series, our direct customers can efficiently integrate a new XLA light source product into their advanced scanners and bring them to market quickly, while our chipmaker customers can quickly begin using these light sources in their existing manufacturing processes and achieve rapid time to yield.

Products Based on the XL Common Platform:

•                   XLR 500i — The XLR 500i is our fifth generation ArF light source based on our MOPA laser architecture, and is built on the production proven universal platform developed for the XLA 300.  Operating at a 6 kHz repetition rate and currently offering up to 60 W of output power, the XLR 500i includes a design which we call our recirculating ring technology. This ring technology comprises a new dual chamber architecture designed to deliver a step-function improvement in energy stability which we expect will lead to both yield and productivity enhancements for the chipmaker.  Additionally, our ring technology is expected to offer a greater than 20% reduction in the average chipmaker’s cost of operation.  Initial shipments of the XLR 500i for installation at chipmakers are expected in 2007.

•                   XLA 300 — The XLA 300 is our fourth generation leading edge ArF light source based on the MOPA design.  It operates at a 6 kHz repetition rate and offers up to 60 W of output power, and is designed for high volume production of semiconductor devices at 45 nm production node using immersion lithography techniques.  Based on the production proven XL platform, the initial shipment of the XLA 300 in the fourth quarter of 2005 marked the fastest product development cycle in our history.

•                   XLA 200 — The XLA 200 is our third generation ArF light source based on the MOPA design and XL platform and offers higher power and a narrower bandwidth than its predecessor.  Operating at a 4 kHz repetition rate, it also offers up to 60 W of output power and an ultra line-narrowed bandwidth to enable production of semiconductor devices at the 65 nm production node in non-immersion applications, and pilot production at the 45 nm node using immersion lithography techniques.  The initial shipment of our XLA 200 occurred in the first quarter of 2005.

•                   XLA 105 — Now used in volume production in many fabs, the XLA 105 is our second generation XLA Series product, offering a 4 kHz repetition rate and 40 W of output power.  Designed for use at the 65 nm production node, the XLA 105 initially shipped in the first quarter of 2004, and continues to experience strong demand from chipmakers.

•                   XLA 100 — The XLA 100 was our first XLA Series product, and offers a 4 kHz repetition rate and 40 W of output power.  Designed for high volume production at the 90 nm production node and below, the XLA 100 began shipping in the first quarter of 2003.  Though it still ships in small numbers, the XLA 100 has been superseded for the most part by our later models in the XLA Series.

NanoLith 7000 — The NanoLith 7000 is a single-chamber ArF light source offering a 4 kHz repetition rate and 20 W of output power.  Designed  to enable initial ArF process development and production at the 100 nm production node and below, the NanoLith 7000 is the ArF twin of the ELS-7000 KrF light source (see 7000 Series below).  The NanoLith 7000 sold well from its introduction in mid-2001 through 2002, and was replaced by the more advanced XLA 100 when that product was introduced in 2003.  As of the end of 2006, we were shipping this product only sporadically, but continuing to provide consumable modules, spare parts and service for the installed base of NanoLith 7000s in semiconductor fabs throughout the world.

248 nm KrF Light Sources

We have been providing KrF light sources for volume chip production since 1996 when chipmakers reached the 250 nm production node.  Over the years, we have developed and sold a variety of increasingly powerful and productive KrF products.  These light sources have enabled increasing wafer throughput and continually shrinking CD.

7000 Series — The 7000 Series of products offers a complete product line, encompassing both ArF and KrF light sources on a common platform, enabling chipmakers to easily “mix and match” these two different light source wavelengths within the manufacturing environment.  With a 4 kHz repetition rate and high output power, the 7000 Series offers chipmakers high wafer throughput and lower cost of operation by reason of advanced design and materials, thus delivering improved tool availability for increased manufacturing efficiency and flexibility.

Our 7000 Series products:

•                   ELS-7010 — The ELS-7010 is our most advanced KrF light source.  Introduced in the third quarter of 2004 with 40 W of output power to enable chipmakers to achieve high volume production at the 100 nm production node and below, the ELS-7010 is now our best-selling KrF light source.  This light source also offers ultra-narrowed bandwidth and a number of controls to enhance performance.

•                   ELS-7000®  — The ELS-7000 was introduced with 30 W of output power in January 2002 for high volume production of devices at the 130 nm production node and below.  In 2006, there was very limited demand for this light source, since chipmakers now prefer the higher power and narrower bandwidth offered by the ELS-7010.

•                   NanoLith 7000 — See the description of this ArF light source under “NanoLith 7000” above.

6000 Series — The 6000 Series of light sources includes two KrF models and an ArF model.  When originally introduced, 6000 Series light sources were designed for production of semiconductor devices with design rules down to 130 nm.

Our 6000 Series products:

•                   ELS-6010 — The ELS-6010 offers a 2.5 kHz repetition rate and 20 W of output power.  Originally introduced at the end of 2000, the ELS-6010 has enjoyed strong chipmaker acceptance and demand especially among chipmakers who wish to meet their KrF needs with a highly reliable light source that enables good wafer throughput.

•                   ELS-6000™ — The ELS-6000 operates at a 2 kHz repetition rate, offers 20 W of output power, and was designed for steppers and scanners used in the production of semiconductor devices with CDs of 180 nm and below.  Initial shipments of the ELS-6000 began in the second half of 1998, and this product continued to sell well into 2002, and then again in 2004 when chipmakers were expanding 200 mm fab capacity.  We currently sell only a limited number of these light sources per year.

•                   ELS-6010A — See the description of this light source under “Legacy Products” below.

Legacy Products

In general, we no longer sell our legacy light source products because they have been superseded by our newer, more advanced products.  Our legacy products are still widely used by chipmakers to pattern the circuitry on the less critical layers of the wafer.  They make up a substantial portion of our installed base of light sources, and we still provide consumables, spare parts and service for these light sources.

ELS-6010A — The ELS-6010A is the ArF model in the 6000 Series of products.  It operates at a 2 kHz repetition rate with 10 W of output power and was designed to meet the resolution, image contrast and wafer throughput requirements in semiconductor production at the 130 nm node and below.  It began shipping in the second quarter of 2001, but was superseded later that same year by the NanoLith 7000 with its higher repetition rate and power.  We still provide consumables, spare parts and service for the ELS-6010As installed at chipmakers and other end users.

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

Revenues generated from sales of replacement parts, excluding the receipt of reusable material, were approximately $123.2 million, $130.8 million, and $199.8 million for 2004, 2005, and 2006, respectively.  Revenues from replacement parts are dependent on both the utilization of our light source systems and the size of our installed base of light sources.  The size of our installed base increased from 2,743 light sources as of December 31, 2005 to 3,042 light sources as of December 31, 2006, and the utilization of our light source systems at chipmakers continued to grow throughout 2006. The utilization rate grew 8.1% from the beginning of 2006 and reached a record high level by the end of 2006.

As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, in particular our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Since a portion of the consideration related to the original sale is related to the return of consumed parts, we record revenue when we receive the returned assemblies from our customers.

Revenues generated from the receipt of reusable material contained within consumed assemblies returned from our customers were approximately $28.5 million, $18.0 million and $26.0 million for 2004, 2005 and 2006, respectively.  Revenues from such activities are dependent on the quantity of the core assemblies returned from our customers and the value of the reusable parts that we expect to yield from the core assemblies received.  Our method of accounting for refurbishment activities is explained in greater detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Accounting for Parts Used in Refurbishment Manufacturing Process” and in Note 1 to our consolidated financial statements.

Service

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods, some chipmakers request service contracts from us.  Additionally, we provide billable service or service contracts directly to the three semiconductor lithography tool manufacturers, as well as to chipmaker customers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Included in some of the types of service contracts we provide to our customers are the replacement of consumable parts and non-consumable parts.  The pricing for such contracts includes the replacement of these parts.

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

Revenues generated from service and service contracts were approximately $20.1 million, $26.4 million and $35.2 million for 2004, 2005 and 2006, respectively.  We expect service and service contract revenues to remain at or exceed these levels as our installed base grows and the warranty period of our light source systems expires.

Customers and End-Users

We sell our photolithography light source products to each of the three manufacturers of DUV photolithography tools:

ASML	Canon	Nikon

We believe that maintaining and strengthening customer relationships will play an important role in maintaining our leading position in the photolithography market.  We work closely with our customers to integrate our products into their photolithography tools.  Sales to ASML, Canon, and Nikon accounted for 38%, 6% and 16%, respectively, of total revenue in 2006.

Revenues generated from customers within the U.S. were $75.8 million, $60.3 million and $85.0 million for 2004, 2005 and 2006, respectively.  Revenues generated from customers outside of the U.S. were $342.2 million, $323.4 million and $458.9 million for 2004, 2005 and 2006, respectively.

Revenues generated from customers located in Japan were $132.8 million, $119.6 million and $120.2 million for 2004, 2005 and 2006, respectively.  Revenues generated from customers located in Europe were $154.7 million, $138.8 million and $223.1 million for 2004, 2005 and 2006, respectively.  These revenues can originate from any of our locations to customers located in these countries.

Long-lived assets located in the U.S. were $114.1 million, $108.9 million and $103.1 million as of December 31, 2004, 2005 and 2006, respectively. Long-lived assets located outside of the U.S. were $9.4 million, $8.4 million and $9.0 million as of December 31, 2004, 2005 and 2006, respectively.

End-users of our light sources include all of the world’s largest semiconductor manufacturers. The following semiconductor manufacturers have purchased one or more DUV photolithography tools incorporating our light sources:

U.S.	Japan	Singapore	Korea
Agere Systems	CASMAT †	1st Silicon	DongbuAnam Semiconductor Inc.
Albany Nanotech	Denso	Chartered Silicon Partners	Hynix Semiconductor Inc.
AMD	Elpida Memory Inc.	Peregrine Semiconductor	Magnachip
Applied Materials	Fuji Film	Silterra	National NanoFab †
Atmel	Fujitsu	SSMC	Samsung
Clariant Corp.	Hitachi	TECH
Cypress	JSR	UMCI Pte Ltd.	Europe
Freescale Semiconductor	Kawasaki Seitetsu		Altis Semiconductor
Headway Technologies	Matsushita	Taiwan/China	C-NET †
Honeywell	NEC	ASMC	CEA-Leti
HP	OKI	ERSO	IHP
IBM	Renesas Semiconductor	GSMC	IMEC v.z.w †
IMFT	Rohm	HeJian	Infineon Technologies AG
Integrated Device Technology	Sanyo	Inotera	NXP Semiconductor
Intel	Seiko	MXIC	Qimonda
Jazz Semiconductor	SELETE †	Nan-ya	ST Microelectronics
LSI Logic Corp.	Sharp	Promos	Tower Semiconductor
Maxim Integrated Products	Sony	PSC
Microchip Technology Inc.	Tokyo Electron Ltd.	SMIC
Micron Technology	Tokyo Ohka Kougyo Co.	TSMC
National Semiconductor	Toshiba	UMC Group
Rohm & Haas		VISC
Sarnoff Corp.		Winbond Group
SEMATECH †
Spansion
Texas Instruments
VLSI
Wafertech

†  A semiconductor industry consortium.

Backlog

We schedule production of light sources based upon order backlog and informal customer forecasts.  We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months.  Because customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.  At December 31, 2006, we had a backlog of approximately $94.4 million compared with a backlog of $90.8 million at December 31, 2005.

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

In addition to the manufacturing capacity at our facilities in San Diego, California, we have a refurbishment facility in Korea.  This facility refurbishes discharge chambers for light sources in Korea and the Asia-Pacific region.  The refurbishment facility in Korea includes 6,550 square feet of Class 10,000 cleanroom manufacturing space.

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

Sales and Marketing

Our sales and marketing efforts are designed to serve our customer base consisting of both the DUV photolithography tool providers such as ASML, Canon and Nikon as well as many of  the world’s top 23 chipmakers.  We market and sell our products through our own worldwide direct sales and marketing channels and we have developed product and applications engineering teams to support these efforts. We believe that in order for our sales and marketing organization to be successful, we must work closely with and understand the requirements of both the photolithography systems solutions providers and the end-user semiconductor manufacturers.

Service and Support

We believe our success in the semiconductor photolithography market is highly dependent upon after-sales support to both our direct and our end-user customers.  We support our customers with field service, technical service engineers and training programs, and provide on-site support at the customer’s manufacturing facilities.  Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and provide customers with training at our facilities or at the customer’s location.  We also provide direct customers and end-users with a comprehensive set of manuals, including operations, maintenance, service, diagnostic and safety manuals.

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

We believe that the need to provide fast and responsive service that meets the level of quality required by semiconductor manufacturers using our light sources is critical and that we cannot depend solely on our customers to provide this service.  Therefore, we believe it is essential to maintain, through our own personnel, a rapid response capability to service our customers and end-users throughout the world.  Accordingly, we seek to continuously develop and enhance our direct support infrastructure in Europe, Japan, Korea, Singapore, the People’s Republic of China, Taiwan and Southeast Asia and the U.S.  This task entails recruiting and training qualified field service personnel or identifying qualified independent firms and maintaining effective and highly trained organizations that can provide service to customers in various countries in their assigned regions.

We generally warrant our new light source products against defects in design, materials, and workmanship.  The warranty period and terms vary by light source model.  We also warrant consumable and spare parts sold to our customers and the coverage period varies by spare part type as some types include time-based warranty periods and others include usage-based warranty periods.

Research and Development

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements.  We believe that continued and timely development and introduction of new and enhanced light source products are essential for us to maintain our competitive position.  We intend to continue to develop our technology and innovative products to meet customer demands. Current projects include enhancements to our KrF and ArF light sources and the recently announced development of a recirculating ring based ArF light source which provides performance enhancements to our MOPA product line.  We have continued to expend significant development efforts to address the technology and products that will be based on the extreme ultraviolet (“EUV”) technology needed for future generation photolithography illumination sources. We may also invest in other product and technology areas in order to expand our portfolio within the semiconductor capital equipment market sector.  In addition there are ongoing efforts to improve existing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.

We have historically devoted a significant portion of our financial resources to research and development programs and we expect to continue to allocate significant resources to these efforts. Research and development expenses for 2004, 2005 and 2006 were approximately $58.6 million, $64.0 million and $74.0 million, respectively.

In the last three years, we have entered into several research and development agreements related to EUV technology both with customers and government agencies. The largest of these research and development agreements was with Intel Corporation in January 2004. This agreement  provided funding to accelerate the development of production-worthy EUV lithography light sources at Intel’s request. This agreement was terminated in June 2006.  See Note 6 to our consolidated financial statements for additional information. The total funding recorded under this agreement for 2004, 2005 and 2006 was $6.1 million, $1.9 million and $104,000, respectively.

Revenues generated from research and development contracts amounted to approximately $783,000, $1.0 million and $395,000 during 2004, 2005 and 2006, respectively.  For certain of our research and development contracts, our research and development expenses are offset by amounts earned associated with these contracts.  The amounts offset against research and development expenses were $7.6 million, $2.8 million and $154,000 during 2004, 2005 and 2006, respectively.

We have established a joint venture with Zeiss called TCZ which is headquartered in Singapore.

The joint venture is owned 60% by us and 40% by Zeiss. TCZ is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry.  The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  We currently expect that TCZ will ship its first production tool, the TCZ 900X, in late 2007 or early 2008.   As a majority owned subsidiary, TCZ’s results, including research and development expenses, are included in our consolidated financial statements.

Intellectual Property Rights

While the success of our business depends more on such factors as the technical expertise of our employees, as well as their innovative skills and marketing and customer relations abilities, the success of our business also relies on our ability to protect our proprietary technology.  Accordingly, we seek to protect our intellectual property rights in a variety of ways, including by obtaining patents.  As of December 31, 2006, we owned 254 U.S. patents covering certain aspects of technology related to light sources and piezo techniques.  These patents will expire at various times during the period from January 2008 to September 2025. As of December 31, 2006, we had applied for 137 additional patents in the U.S.  As of December 31, 2006, we owned 396 foreign patents and had 373 patent applications pending in various foreign countries.

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

Specifically, Komatsu notified us in 1996 that we may be infringing some of its Japanese patents. During our subsequent discussions, Komatsu also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu’s U.S. patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agree to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

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

In 1992, we granted Seiko a right of first refusal to fund our development of, and receive a license to, new industrial light source technologies not developed with funding from other parties.  In exchange for these rights, we received up-front license fees of $3.0 million in aggregate during 1992 and 1993. We were also entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation.  To date no renegotiation of the royalty rate has occurred and we have earned no royalties under the agreement.  The license agreement also provides that product sales between us and Seiko will be at a 15% discount from the respective companies’ list prices.  The agreement terminates in August 2012.  There has been no production or sales activity by

Seiko associated with this contract to date and this contract does not apply to our current light source system products.

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

Competition

We believe that the principal elements of competition in our markets are the technical performance characteristics of the excimer light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, throughput, cost of operation, and rate of quality. We believe that we compete favorably with respect to these factors.

We currently have one significant competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan.  Gigaphoton is aggressively trying to gain larger market penetration in the excimer light source industry. We know that our lithography tool manufacturer customers have purchased products from this competitor and that these customers have approved this competitor’s light sources for use with their products.  Additionally, we know that Gigaphoton has been approved by a number of chipmakers in Japan and other regions in Asia, as well as a few chipmakers in the U.S., and that Gigaphoton has an installed base of light sources at chipmakers in these regions.

In the future, we will likely experience competition from other companies as well, as next generation technologies must be adopted in order to enable critical dimensions to continue to shrink beyond the 32 nm node.  These technologies include EUV, an area in which we have been conducting research and development since 1997 and for which we currently have a very promising light source in development, and possibly nano-imprint lithography or certain types of maskless lithography, such as multiple electron beam direct write lithography.

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

Employees

On December 31, 2006, we employed 975 persons worldwide. No employees are currently covered by collective bargaining agreements or are members of any labor organization as far as we are aware. We have not experienced any work stoppages and believe that our employee relations are good.

Executive Officers

Set forth below is certain information regarding our executive officers and their ages as of February 23, 2007.

Name	Age	Position
Robert P. Akins	55	Chairman of the Board and Chief Executive Officer
Edward J. Brown	49	President and Chief Operating Officer
Nancy J. Baker	44	Senior Vice President, Chief Financial Officer
Christopher W. Smith	47	Senior Vice President, Worldwide Business Operations
Stephan D. Spiva	58	Senior Vice President, Corporate Operations
Rae Ann Werner	42	Vice President, Controller and Chief Accounting Officer

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

Nancy J. Baker has served as senior vice president and chief financial officer since January 2002.  Prior to that, she served as our vice president, finance and treasurer from June 1998 to December 2001.  During 2000, she headed the company’s successful effort to implement a new Enterprise Resource Planning system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer.  She joined us as corporate controller for worldwide operations in August 1992.  Ms. Baker’s professional career spans more than 21 years, and prior to joining us, she held a variety of financial management positions with an international manufacturer in the San Diego area.  Ms. Baker received a bachelor’s degree in accounting from the University of Texas at Austin and completed the executive advanced management program at Harvard Business School.

Christopher W. Smith has served as senior vice president of worldwide business operations since May 2006.  He has more than 20 years of sales, marketing and senior-level management experience. Prior to joining us, Mr. Smith spent about 12 years at Applied Materials, Inc. where he most recently served as vice president and general manager for the Intel, Micron and all North American regional accounts and was responsible for Applied Materials’ largest customer/technical business relationships from October 2001 to May 2006. Mr. Smith served as vice president and general manager for Applied Materials from October 1998 to October 2001 in the chemical mechanical polishing products business group; and from November 1994 to October 1988 he served as managing director of global business development in the dielectric deposition products business group and the physical vapor deposition products business group of Applied Materials where his responsibilities ranged from marketing and business development to technical and field process support.  Mr. Smith holds a bachelor’s degree in business from San Jose State University, and completed the Executive Program at Stanford University.

Stephan D. Spiva has served as senior vice president of corporate operations since May 2006.  Mr. Spiva has more than 35 years of management experience, including 20 years with the U.S. Navy.  Prior to joining us, Mr. Spiva was vice president of enterprise solutions at Applied Materials, Inc from June 1998 until his retirement in June 2001. From March 1988 to June 1998, Mr. Spiva served at Applied Materials in various management positions, including as the managing director of global installed base operations, senior director of Intel account operations and director of the advanced manufacturing group and also implemented the Oracle Enterprise Resource Planning system for manufacturing and order fulfillment business processes at Applied Materials. Mr. Spiva received his bachelor’s degree in business administration from the University of Phoenix and is also APICS and CIRM certified.

Rae Ann Werner has served as vice president, controller, and chief accounting officer since January 2003. Prior to that, she served as our controller from February 1999 to January 2003. From 1993 to 1999 she held a variety of finance positions with increasing responsibilities since joining us in November 1993.  Ms. Werner’s professional career spans more than 19 years, and prior to joining us, she held a variety of financial positions with semiconductor and communications companies in the San Diego area.  Ms. Werner received a bachelor’s degree in accounting from San Diego State University.

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

•                  rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•      timing and size of orders from our customers;

•      changes in market penetration by our competitor;

•                  product lead time demands from our customers;

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

We manage our expense levels based, in large part, on expected future revenues. As a result, our expenses are relatively fixed for the short term, and if our actual revenue decreases below the level we expect, our operating results will be adversely affected.  As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit, operating income, net income, earnings per share, and cash flows.  Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

Our business depends on the semiconductor and the semiconductor capital equipment industries, which are highly volatile and unpredictable.

We derive a substantial portion of our revenues from lithography tool manufacturers who, as original equipment manufacturers (“OEMs”), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from chipmakers who purchase consumables, spare parts, upgrades and service directly from us in support of the light source products. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors.  That demand is highly volatile and unpredictable.

As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound.  During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still being able to maintain the longer term strategies of the company as well as motivate and retain our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand.  We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles.  We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery.

Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and the associated parts and support services. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results.  Semiconductor industry downturns and slowdowns are likely to continue to adversely affect our business, financial condition and operating results, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

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

Three large companies, ASML, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Years ended December 31,
	2004	2005	2006
ASML	34%	32%	38%
Canon	11%	8%	6%
Nikon	22%	24%	16%
Total	67%	64%	60%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31, 2005	December 31, 2006
ASML	36%	48%
Canon	5%	3%
Nikon	25%	19%
Total	66%	70%

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

 The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

•                  inadequate performance of photoresists used in advanced DUV photolithography, especially new ArF immersion-specific resists;

•                  potential shortages of specialized materials used in DUV optics;

•                  productivity of ArF immersion lithography tools, and in the future, productivity of double-patterning ArF lithography tools; and

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

The MOPA design represents a paradigm shift from previously accepted lithography technology and offers chipmakers higher power, tighter bandwidth and lower cost of operation for their current — and we expect for their future — optical lithography applications.  As originally designed, the MOPA architecture was projected to provide its benefits across all three DUV wavelengths — 248 nm, 193 nm, and 157 nm — but at this time, the semiconductor industry has only adopted MOPA at the 193 nm wavelength, due to the successful extension of 248 nm single chamber technology, and the omission of 157 nm lithography from the roadmap.  There are risks inherent in the MOPA technology, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability, cost effectiveness, and product performance in the field of the new products and the development of a comparable product by our competitor.

At this time, chipmakers are continuing to expand their manufacturing capacity at 90 nm, and a growing number of chipmakers are ramping up production capability at 65 nm, while manufacturers of certain types of memory chips are in the early stages of ArF immersion production below 65 nm and a significant level of development is underway at 45 nm.  These efforts, along with expanding use of ArF immersion lithography in production among certain memory manufacturers, are driving demand for our most advanced ArF light sources.  At the same time chipmakers also need tools for the less critical layers on wafers, and there remains strong demand for our KrF light source products for DUV photolithography systems as well. After chipmakers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments in whatever capacity seems necessary.

Future technologies such as EUV, nano-imprint lithography, and certain maskless lithography techniques may render our excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

Operations at our primary manufacturing facility and our subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters.  Such disruptions could cause delays in shipments of our products to our customers.  We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms.  Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources which represents a steady and significant consumable and spare parts revenue stream for us, and they may attempt to supply consumable and spare parts to that installed base. If any existing or future competitors gain market acceptance, we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

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

In particular, there are a limited number of experts in excimer light source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed.  We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

•                  the continued services of our research and development, engineering, sales and marketing,  field service and support, manufacturing, and management personnel;

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

As of December 31, 2006, we owned 254 U.S. patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2025.  As of December 31, 2006, we had applied for 137 additional patents in the U.S.  As of December 31, 2006, we owned 396 foreign patents and had 373 patent applications pending in various foreign countries.

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

Specifically, Komatsu notified us in 1996 that we may be infringing some of its Japanese patents. During our subsequent discussions, Komatsu also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu’s U.S. patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu’s Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed our opposition claims. Thus, litigation may result in connection with Komatsu’s Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agreed to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

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

•                  requirement that we get a license from third parties on terms that are not favorable to us; or

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

•                  costs associated with acquisitions and joint ventures and the integration of acquired  operations;

•                  costs associated with developing, marketing, introducing and supporting a new product in a new market;

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

Mergers, acquisitions and joint ventures, as well as entry into new markets, are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business.  In July 2005, we formed our TCZ joint venture with Zeiss to produce tools for the manufacture of flat panel displays.  This is a new market for both Cymer and Zeiss and may involve numerous risks. Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire, joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new Proxy rules, new NASDAQ Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year.  We take these  requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings.

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment — An Amendment to Statement Nos. 123 and 95,” which we adopted on January 1, 2006.  This rule requires us to record an expense to earnings for employee stock option grants and other equity incentives.

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

•                  we may not be able to provide timely service of or support for installed light sources for chipmakers; and

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

We registered the trademarks ‘‘CYMER’’ and “INSIST ON CYMER” and others in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries.  We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis which would be costly to defend. If a trademark infringement action were successful, we would have to stop using one or more of the marks and possibly pay damages.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters is located in San Diego, California and includes our executive and administrative offices, manufacturing, engineering, services, and research and development facilities. In addition, we also have field service offices located throughout the U.S. and internationally, a manufacturing facility located in Korea that we use to refurbish chamber assemblies, and a small office in  Singapore which is the headquarter office for our TCZ joint venture.  We currently have leases for buildings we no longer occupy in San Diego, California and Charlestown, Massachusetts, but we sublease all or a major portion of these facilities.

At December 31, 2006, details on our principal leased and owned properties were as follows:

Location	Lease Expiration	Total Square Footage	Primary Usage / Status
San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research and development facilities
San Diego, California (1)	Owned	265,000	Manufacturing and administrative office
San Diego, California	January 2010	108,290	Facility subleased
San Diego, California	January 2010	36,959	Facility subleased
San Diego, California	January 2010	61,300	Facility subleased
Charlestown, Massachusetts	October 2007	21,262	11,262 square feet subleased
			10,000 square feet vacant
Motoyawata, Japan	June 2008	13,831	Field service and sales office
Hsin-Chu, Taiwan	June 2008	4,821	Field service and sales office
Goldenhill Plaza, Singapore	June 2009	3,315	Field service and sales office
Unity Centre, Singapore	January 2008	1,200	Administrative office (TCZ)
Maarssen, Netherlands	May 2009	3,715	Field service and sales office
Veldhoven, Netherlands	December 2008	2,605	Field service and sales office
Pyongtaek-city, Kyonggi, Korea — Land (2)	December 2020
— Building	Owned	26,000	Manufacturing, sales and administrative
Pudong, Shanghai, China	October 2008	4,746	Field service and sales office

(1)          Land and building are owned by us.

(2)          Land leased through December 2020.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “CYMI”. The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the NASDAQ Global Select Market.

Year ended December 31, 2005	High	Low
First quarter	$30.00	$22.65
Second quarter	$29.13	$22.96
Third quarter	$36.43	$26.07
Fourth quarter	$40.43	$30.46

Year ended December 31, 2006
First quarter	$50.38	$35.13
Second quarter	$56.69	$42.24
Third quarter	$47.20	$33.75
Fourth quarter	$50.03	$42.22

The closing sales price of our common stock on the NASDAQ Global Select Market was $44.10 on February 23, 2007 and there were 235 registered holders of record as of that date.

We have never declared or paid cash dividends on our common stock and currently do not anticipate paying cash dividends in the future.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference to our Proxy Statement for our 2007 annual meeting of stockholders.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Years ended December 31,
	2002	2003	2004 (2)	2005	2006
	(in thousands, except per share data and footnotes)
Consolidated Statements of Operations Data:
Product sales	$287,995	$265,816	$417,296	$382,638	$543,460
Other	871	57	783	1,010	395
Total revenues	288,866	265,873	418,079	383,648	543,855

Costs and expenses:
Cost of product sales	162,095	187,679	243,473	227,290	281,243
Research and development (1)	72,580	56,768	58,612	64,025	73,974
Sales and marketing	17,153	16,966	23,369	25,143	30,618
General and administrative	18,212	39,094	31,630	26,514	38,889
Total costs and expenses	270,040	300,507	357,084	342,972	424,724
Operating income (loss)	18,826	(34,634)	60,995	40,676	119,131

Other income (expense) — net	(2,077)	(1,139)	(421)	5,112	19,561
Income (loss) before income tax provision (benefit) and minority interest	16,749	(35,773)	60,574	45,788	138,692
Income tax provision (benefit)	2,706	(21,464)	15,144	262	46,137
Minority interest	(447)	(1,091)	(2,276)	1,026	3,093

Net income (loss)	$13,596	$(15,400)	$43,154	$46,552	$95,648

Basic earnings (loss) per share	$0.41	$(0.44)	$1.17	$1.29	$2.53
Weighted average common shares outstanding	33,317	35,065	36,758	36,017	37,779

Diluted earnings (loss) per share	$0.39	$(0.44)	$1.15	$1.27	$2.40
Weighted average common and dilutive potential common shares outstanding	34,712	35,065	37,584	36,544	41,397

	As of December 31,
	2002	2003	2004 (2)	2005	2006
	(in thousands, except footnotes)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,273	$110,632	$114,246	$233,745	$302,098
Working capital	351,127	397,790	452,579	499,670	686,702
Total assets	766,887	809,244	818,836	791,376	949,094
Total long-term liabilities	255,154	261,627	208,035	151,304	155,503
Treasury stock	—	—	—	(50,000)	(150,704)
Stockholders’ equity	412,334	453,330	517,320	538,454	687,894

(1)          Includes amortization of  intangible assets associated with the acquisition of ACX in February 2001.  These amounts were previously shown as a separate line on the consolidated financial statements. Amortization of intangible assets totaled $160,000 for each of the years ended December 31, 2002, 2003 and 2004 and $20,000 for the year ended December 31, 2005.  As of December 31, 2005 these intangible assets were fully amortized.

(2)          During the fourth quarter of 2004, we corrected our accounting treatment for our parts refurbishment activities and all amounts associated with this correction are included in 2004.  This adjustment resulted in a $2.9 million increase in the inventory balance as of December 31, 2004, a $28.5 million increase in 2004 product revenues, a $25.6 million increase in 2004 cost of product sales, and a $2.0 million increase in 2004 net income.  See Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations” under the caption “Critical Accounting Policies and Estimates” for a description of our current accounting treatment for our parts refurbishment activities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for DUV photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to all three lithography tool manufacturers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. Our headquarters are located in San Diego, California where we develop and manufacture all of our light source systems and the majority of our replacement parts.  As a large portion of our revenue is derived from customers located outside of the U.S., we maintain a spare parts refurbishment facility and field service office in Korea and field service and support offices in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the U.S. to service our installed base of light sources located in the U.S.

Our TCZ joint venture which is headquartered in Singapore, is currently developing, and will integrate, market and sell, and support production tools for the flat panel display manufacturing industry. The joint venture is targeting the growing market for LTPS processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  Although TCZ’s product is currently in the development phase, TCZ performed extensive customer demonstrations on its first generation demonstration tool in 2006 and we expect that TCZ will ship its first production tool, the TCZ 900X, in late 2007 or early 2008.

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs, and the activities of the last several years illustrate this cyclicality. In 2000, the semiconductor industry experienced strong growth, which was followed by a three year downturn from 2001 through late 2003. Growth resumed in late 2003, but one year later, in late 2004, the industry again declined for several months.  Business activity then leveled off early in 2005 and began to slightly improve quarter-over-quarter thereafter until late 2005, when orders for our light sources increased substantially from the levels seen earlier in the year.  Our chipmaker customers began indicating that increasing demand for chips would require them to expand production capacity, and our lithography tool manufacturing customers began placing orders for a growing number of light sources to meet increasing demand for scanners. By the end of 2005, it appeared that we were again entering  a strong industry growth cycle and upturn.

There were many positive indicators throughout 2006 that reinforced our viewpoint that we had entered an upturn in the semiconductor industry, which included:

•                  Strong continuing demand for our ArF light sources as chipmakers purchased systems to enable production at advanced technology nodes.

•                  Stronger than anticipated demand for our KrF light sources, which chipmakers purchased to expand production capacity and pattern a growing number of less critical layers with DUV light sources.

•                  Substantial ongoing growth in our non-systems revenue which was driven by high light source utilization at chipmakers and high overall fab utilization.

As a result of these strong demand trends, our bookings, revenue and profits grew substantially in 2006 compared to 2005.  In 2006, we achieved record total revenue of $543.9 million, a 42%  increase over total revenue of $383.6 million in 2005.  Utilization of our light source systems at chipmakers also continued to increase in 2006 compared to 2005. This increased utilization when coupled with our growing installed base of light sources systems  drove our non-systems product revenue, which consists of consumables and spare parts, upgrades, and service, to a record $261.0 million for 2006, equal to 48%  of total revenue for the year.  This was a 49% increase over the $175.2 million in non-systems revenue in 2005.  Operating income climbed to a record $119.1 million, yielding an operating margin of 21.9% for the year, compared to 2005 operating income of $40.7 million and operating margin of 10.6%. Net income for 2006 also reached a record high of $95.6 million, equal to $2.40 per share fully diluted, compared to net income of $46.6 million, equal to $1.27 per share fully diluted, in 2005.  Our strong financial performance in 2006 allowed us to continue investing heavily in developing advanced DUV technologies to meet our customers’ next generation requirements.  It also allowed us to make progress on our longer-term growth initiatives such as EUV development and the activities of our TCZ joint venture.

Demand for our most advanced ArF light sources grew more than 20%  in 2006 compared to 2005, and we shipped a total of 122 of our XLA Series light sources during the year.  In 2006, lithography tool manufacturing customers ramped up their first wave of ArF immersion scanner production. Many of the immersion tools delivered earlier in 2006 were used primarily by chipmakers for process development purposes including defect reduction.  As chipmakers experienced success in qualifying their immersion production processes, they moved these tools from qualification into full production, and will augment them with additional immersion tool purchases to increase critical layer capacity.  At this time, immersion lithography is a production reality at a number of chipmakers’ fabs, and our expectation is that a growing number of chipmakers will adopt this advanced production technique over the next several years.

In general, industry trends that affect lithography are positive.  Leading NAND Flash memory manufacturers began using ArF immersion lithography in production near the end of 2006, and we anticipate that demand for immersion tools should grow this year as they continue to drive production with smaller CDs and expand the number of layers they need to pattern with ArF immersion tools.  Demand in the dynamic random access memory (“DRAM”) segment of the market is strong, driven by the transition to more advanced types of memory chips and by the large memory requirements of the Microsoft Vista operating system.  Foundries are primarily making technology buys rather than expanding capacity, but indications from the foundries and lithography tool manufacturers point toward additional capacity-driven growth in equipment orders beginning in the next few quarters.  Demand from integrated device manufacturers (“IDMs”) remains healthy and should be stable over the near and mid-term.  Although fab utilization experienced a slight decline late in 2006, fab utilization at the 90 nm production node and below continues to be strong.  Additionally, the 65 nm production ramp is well underway, and 21 new fabs are expected to be in or entering production at that node by the end of 2007.  Currently, there are significant research and development efforts underway at the 45 nm node, which is driving demand, and the first leading edge chipmakers are expected to begin production at 45 nm by the end of 2007.

Based on current market trends, we believe that integrated circuit (“IC”) unit growth in 2007 will be in the high single digit to low double digit range.  We expect that chipmakers’ capital spending in 2007 will be down slightly from the 2006 level as they continue to work down chip inventories and attempt to match capacity expansion to market demand.  If this scenario is realized, we expect that demand for DUV lithography tools in 2007 will be relatively flat to slightly down in units compared with 2006, but that growth in demand for higher priced ArF tools, and particularly for ArF immersion will drive overall revenue growth in lithography.  In addition we also expect our KrF and non-systems revenue streams to, at a minimum, remain stable.  We therefore anticipate that 2007 revenue may grow slightly above the 2006 levels.  However, macro-economic factors, such as high energy prices and interest rates, could have a negative impact on consumer spending, including spending on electronic devices.  Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can cause consumers to become more cautious in their spending.  Either or both of these factors would have a negative effect on the demand for our products.

During the course of 2006, we focused on better serving our customers, building a better company, and creating shareholder value. We introduced an innovative new light source, we enhanced overall operating efficiencies, and achieved record earnings and cash generation. In 2006, we generated a record $115.8 million in cash from operations and in the third quarter of 2006, we used $100.7 million in cash to repurchase 2.6 million shares of our common stock in the open market.  We expect to continue generating substantial levels of cash from operations in 2007 and we will continue to explore opportunities for the most effective use of our cash including additional buybacks of our common stock.

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

The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force

(“EITF”) Bulletin No. 00-21, “Revenue Arrangements with Multiple Deliverables” as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services.  We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer — 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer.  Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate.  In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

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

For funded development contracts, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are, except as noted below, included in other revenue and are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved.

Accounting for Parts Used in Refurbishment Manufacturing Process

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment and material reclaim activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004 and we expect volumes to increase over time as our installed base of light sources continues to rise and we become more efficient in these refurbishment activities and  develop capabilities to reclaim material from and refurbish other core assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of product sales if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with the customer.  The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly.  As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a monthly basis and an inventory allowance is recorded as appropriate for these parts.  The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.  We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any decreases in the demand for the parts or any changes in the yield of the reusable parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations. In 2005 and 2006, the amount by which the value of these core assemblies was affected by decreases in demand and changes in yield was immaterial.

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

The inventory allowance totaled $10.4 million and $15.1 million at December 31, 2005 and December 31, 2006, respectively. The increase in the inventory allowance at December 31, 2006 as compared to December 31, 2005 was primarily due to changes in the 12 month forecasted demand from period to period for both raw materials and consumable and spare parts, engineering change orders which impacted excess and obsolete levels and the updated assessment of on-hand inventory with no requirements beyond the 12 month forecasted demand by our senior manufacturing management.

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

•                  Utilization rates of our light sources at chipmakers; and

•                  Engineering change orders.

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

The total balance in the warranty provision accrual as of December 31, 2005 and December 31, 2006 was $30.2 million and $29.5 million, respectively.  This slight decrease is primarily due to improved warranty performance of both light source systems and consumable and spare parts resulting in lower warranty provision requirements as calculated by our financial model and updated throughout 2006. The improved warranty performance in 2006 is the result of proven extended lives of our consumable modules and an increase in the level of expertise and training of our field service engineers who perform warranty service on our light source systems and consumable and spare parts.  This improved overall warranty performance and the resulting decrease in the provision requirements was almost completely offset by the higher level of consumables and spare parts sales in 2006 as compared to 2005 and the resulting higher level of warranty provisions to support those sales.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and grant stock unit awards to our non-employee directors under our current stock plan.  The benefits provided under this plan are share-based payments subject to the provisions of SFAS No. 123R.  Effective January 1, 2006, we adopted the requirements of SFAS No. 123R which address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this new accounting requirement, our consolidated financial statements include compensation expense as calculated per the provisions of  SFAS No.123R. In adopting SFAS No. 123R, we elected to use the modified prospective transition method, thus our consolidated financial statements for periods prior to January 1, 2006 do not include any impact of SFAS No.123R. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005 upon our adoption of SFAS No. 123R. Compensation expense for awards outstanding and unvested as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123 which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options and stock units was $12.5 million before taxes for the year ended December 31, 2006.  Included in this stock-based compensation expense for 2006 is $4.2 million related to a small number of stock options that were granted primarily in 1999 for which we used the incorrect measurement date to calculate our compensation expense, and as a result failed to record the related compensation expense in the correct periods. We recorded the charge in 2006 as the charge was neither material to 2006 or any prior period.

Upon adoption of SFAS No. 123R on January 1, 2006, we elected to value our share-based payment awards using the Black-Scholes option pricing model, as we had under the pro forma provisions of SFAS No. 123. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include the expected term of stock options and our expected stock price volatility over the expected term of the awards.

We determine our expected volatility by using a combination of historical and implied volatility, or blended volatility, to derive our expected volatility assumption as allowed under SFAS No. 123R and Staff Accounting Bulletin No. 107. Implied volatility is based on our six-month traded options on our common stock. We determined that the volatility calculated using a blend of implied volatility and our historical volatility is more reflective of expected volatility than using only historical volatility.  The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. We determine the expected term of our stock options based on observed historical exercise patterns for our company, which we believe are indicative of future exercise behavior.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.  Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized.  Based upon the analysis, with the exceptions noted below, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of our deferred tax assets within the period covered by our model and, as such, no valuation allowance has been provided against these deferred tax assets.  However, a valuation allowance has been provided against certain deferred tax assets related to TCZ’s business and our French branch operations in the total amount of $1.2 million, as these businesses have not yet developed sufficiently to allow us to assert that these assets will ultimately be realized.

At December 31, 2006, we had federal tax credit carryforwards of $11.7 million which begin to expire in 2018.  At December 31, 2006, we had state tax credit carryforwards of $14.2 million, which  may be carried forward indefinitely.  At December 31, 2006 we had foreign NOL carryforwards of $2.6 million which may be carried forward indefinitely.

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

Our accounting for income taxes give effect to the phase out of the Extraterritorial Income Exclusion (“ETI”) benefit in 2005 and 2006, and its concurrent replacement with a phased in Manufacturing Activity deduction under Internal Revenue Code Section 199.

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance, with the exception of our TCZ joint venture. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $58 million of undistributed earnings from non-U.S. operations as of December 31, 2006.  It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2004	2005	2006
Revenues:
Product sales	99.8%	99.6%	98.6%
Product sales — related party	—	0.1	1.3
Other	0.2	0.3	0.1
Total revenues	100.0%	100.0%	100%

Cost and expenses:
Cost of product sales	58.2	59.2	51.7
Research and development	14.0	16.7	13.6
Sales and marketing	5.6	6.6	5.6
General and administrative	7.6	6.9	7.2
Total costs and expenses	85.4	89.4	78.1

Operating income	14.6	10.6	21.9

Other income (expense) — net	(0.1)	1.3	3.6

Income before income tax provision and minority interest	14.5	11.9	25.5

Income tax provision	3.6	0.1	8.5
Minority interest	(0.6)	0.3	0.6

Net income	10.3%	12.1%	17.6%
Gross margin on product sales	41.7%	40.6%	48.3%

YEARS ENDED DECEMBER 31, 2005 AND 2006

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.”

The following table summarizes the components of our revenue (in thousands, except units sold):

	Years ended December 31,
	2004	2005	2006
Light source systems:
Revenue	$244,840	$207,402	$282,449
Units sold	301	207	280
Average selling price (1)	$827	$982	$1,009

Consumable and spare parts and service products	$172,456	$175,236	$261,011
Other revenue	$783	$1,010	$395

Total revenue	$418,079	$383,648	$543,855

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

Product sales increased 42% from $382.6 million for 2005 to $543.5 million for 2006. The increase in product sales was due to higher light source system revenues and continued growth in consumable and spare parts and service product revenues for 2006 compared to 2005.  Light source system revenues increased 36% from $207.4 million for 2005 to $282.4 million for 2006.  A total of 207 light source systems were sold in 2005 at an average selling price of $982,000, compared to 280 light source systems sold in 2006 at an average selling price of $1.0 million.  On a foreign currency adjusted basis, the average selling price for 2005 was $984,000 compared to $1.0 million for 2006. The slight increase in the average selling price year over year reflects a shift in the product mix from capacity driven lower priced KrF products in 2005 to higher priced technology buys of advanced ArF products in 2006. The increase in quantities of light source systems sold from 2005 to 2006 reflects the slight slowdown of the industry in the beginning of 2005 compared to the upturn in the semiconductor industry in 2006. Chipmakers’ expanded capacity needs have impacted the demand for our light source systems, which, combined with our growing installed base of light source systems, has increased the demand for our consumables and spare parts and service products. This growth in consumable and spare parts demand and rising tool utilization resulted in an increase in consumables and spare parts and service revenues of 49% from $175.2 million for 2005 to $261.0 million for 2006. Consumable and spare parts and service products revenue was also favorably impacted by the revenue recorded under a laser replacement agreement we entered into in 2006. Revenues from funded development contracts were $1.0 million for 2005 compared to $395,000 for 2006. There were no revenues recorded or earned associated with the TCZ joint venture for 2006.  We expect that our first quarter 2007 revenue will be flat or increase slightly from the fourth quarter 2006 levels.

Our backlog at December 31, 2005 was $90.8 million compared to $94.4 million at December 31, 2006. Bookings for the year ended December 31, 2005 and 2006 were $395.4 million and $547.4 million, respectively.  The book-to-bill ratio for the quarter ended December 31, 2005 was 1.17 compared to 1.03 for the quarter ended December 31, 2006. The increase in the backlog is due to the changing condition of the semiconductor industry from 2005 to 2006 and the increase in our average selling prices from year to year due to the continued adoption of our advanced ArF products.  The backlog as of December 31, 2005 reflected the brief slowdown and flattening in the semiconductor industry that started in late 2004 and continued into 2005, whereas the backlog as of December 31, 2006 reflects the recent growth phase and upturn in the semiconductor industry. The 38% increase in bookings year over year was primarily due to increased orders of light source systems and consumables and spare parts in 2006 as a result of the upturn in the semiconductor industry in 2006.

We installed 248 light sources at chipmakers and other end-users during 2005 compared to 299 light sources installed during 2006.

Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 32%, 8% and 24%, respectively, of total revenue for 2005, and 38%, 6% and 16%, respectively, of total revenue for 2006.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S.  Approximately 84% of our sales for both 2005 and 2006 were derived from customers outside the U.S.  We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 31% and 22% of total revenues for 2005 and 2006, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments.  Shipping costs associated with our product sales are also included in cost of product sales.  We do not charge our customers for shipping fees.

The cost of product sales increased 24% from $227.3 million for 2005 to $281.2 million for 2006. This increase in the cost of product sales was primarily due to higher light source system sales and sales of consumables and spare parts and service products in 2006 compared to 2005.  This increase in cost of product sales was partially offset by a decrease in warranty costs year over year.  This decrease in warranty costs in 2006 is primarily due to the proven extended lives of our consumable modules and efficiencies gained through an increase in the level of expertise and training of our field service engineers who perform warranty service on our light source systems and consumable and spare parts.  Gross profit increased 69% from $155.3 million for 2005 to $262.2 million for 2006.  The gross margin on product sales was 40.6% for 2005 compared to 48.3% for 2006. This higher gross margin in 2006 as compared to 2005 was primarily due to operating efficiency improvements, cost reductions, reduced lead and cycle times and reduced warranty costs which resulted from product reliability improvements which were made throughout 2006. The higher gross margin year over year was also caused by the overall increase in product sales in 2006 and the mix of those product sales being higher margin products. Going forward, we anticipate that gross margin will remain strong but stay at the current level in the high 40% range.

Research and Development.  Research and development expenses include costs of internally-funded and externally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts.  Research and development expenses increased 16% from $64.0 million for 2005 to $74.0 million for 2006 due primarily to costs associated with our LTPS product development efforts, EUV light source development efforts and ArF product development efforts for the design of an enhanced universal platform for our XL Series light sources, and associated derivative products based on this platform. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $2.8 million and $154,000 for 2005 and 2006, respectively.  In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products. As a percentage of total revenues, research and development expenses decreased 3.1 percentage points from 16.7% for 2005 to 13.6% for 2006 due primarily to revenues increasing at a faster rate than research and development expenses in 2006 as compared to 2005.  As a result of our decision to enter the flat panel display manufacturing tools market with the formation of the TCZ joint venture, our research and development expenses going forward will also include a greater focus on LTPS product development efforts.  We expect that our investment in research and development expenses overall will continue and that our research and development expenses associated with TCZ will remain relatively flat in 2007 compared to the 2006 levels.

Sales and Marketing. Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses.  Sales and marketing expenses increased 22% from $25.1 million for 2005 to $30.6 million for 2006. The sales and marketing expenses increase primarily reflects $2.9 million in profit sharing and bonuses due to our improved financial performance and $1.6 million of stock-based compensation expense associated with the SFAS No. 123R requirements which we adopted in January 2006. In addition, sales and marketing expenses were higher in 2006 compared to 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005.  As a percentage of total revenues, such sales and marketing expenses decreased from 6.6% for 2005 to 5.6% for 2006.  We anticipate that sales and marketing expenses may remain relatively flat in the first quarter of 2007.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit fees, and administrative operating costs.  General and administrative expenses increased 47% from $26.5 million for 2005 to $38.9 million for 2006. The increase is primarily due to a $5.0 million increase in stock-based compensation expense recorded in 2006 as a result of our adoption of SFAS No. 123R on January 1, 2006. In addition to stock-based compensation expense recorded as a result of SFAS No. 123R, we recorded $4.2 million of stock-based compensation expense in the fourth quarter of 2006 related to a small number of stock options granted primarily in 1999. This additional stock-based compensation expense resulted from us using the incorrect measurement date to calculate our compensation expense for those stock options.

Additional increases in general and administrative expenses from 2005 to 2006 include $2.1 million in profit sharing and bonus expenses and a $1.1 million increase in external audit and advisory fees. In addition, general and administrative expenses in 2006 reflect increased expenses associated with the TCZ joint venture formed in July 2005.  As a percentage of total revenues, general and administrative expenses increased from 6.9% for 2005 to 7.2% for 2006.  We anticipate that general and administrative expenses will decrease in the first quarter of 2007 compared to the fourth quarter 2006 levels as a result of recording the $4.2 million in stock-based compensation expense related to the 1999 stock options in the fourth quarter of 2006.

Total Other Income - Net.  Net other income consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar, and gains and losses associated with debt extinguishment transactions. Net other income was $5.1 million and $19.6 million for 2005 and 2006, respectively. This significant increase in net other income from year to year was primarily due to a significant increase in interest income, the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first quarter of 2006, a decrease in interest expense and a foreign currency exchange gain recorded in 2006 as compared to a foreign currency exchange loss recorded in 2005. The increase in interest income reflects higher market interest rate yields on larger cash and investment balances which resulted from higher earnings and significant proceeds from stock option and warrant exercises during 2006. The decrease in interest expense from year to year was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the second quarter of 2005. Other income was positively impacted in 2005 by a $2.2 million gain on debt extinguishment which resulted from the repurchase of these convertible subordinated notes.  Foreign currency exchange losses totaled $1.1 million, interest income and other income totaled $10.9 million, interest expense totaled $6.9 million and gain on debt extinguishment totaled $2.2 million for 2005, compared to a foreign currency exchange gain of $1.7 million, interest and other income of $23.9 million, and interest expense of $6.0 million for 2006.

Income Tax Provision. The tax provision of $262,000 and $46.1 million for 2005 and 2006, respectively, reflects an annual effective rate of 1% and 33%, respectively.  The change in the annual effective tax rate from year to year was primarily attributable to the significant increase in pre-tax earnings, changes in the geographical distribution of income, a reduction in tax benefits from the ETI, and the release of certain tax reserves in 2005 as a result of the expiration of statutes of limitations. The annual effective tax rate for 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits and is a function of current tax law and geographic location of pre-tax income. The ETI was repealed by the American Jobs Creation Act of 2004 subject to certain transition rules.  The ETI exclusion is being replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits in 2005 and 2006.  Our estimated ETI benefit for 2006 reflects the transition rules.

YEARS ENDED DECEMBER 31, 2004 AND 2005

Revenues.  Product sales decreased 8% from $417.3 million for 2004 to $382.6 million for 2005. This decrease in product sales was due to lower light source system revenues partially offset by higher consumable and spare parts and service product revenues during 2005 as compared to 2004. Light source system revenues decreased 15% from $244.8 million for 2004 to $207.4 million for 2005.  A total of 301 light source systems were sold in 2004 at an average selling price of $827,000, compared to 207 systems sold in 2005 at an average selling price of $982,000.  On a foreign currency adjusted basis, the average selling price for 2004 was $816,000 compared to $984,000 for 2005. The increase in the average selling price from year to year reflected the shift in the product mix from capacity driven lower priced KrF products in 2004 to higher priced technology buys of advanced ArF products in 2005. The decrease in quantities of light source systems sold from year to year was due to the brief upturn in the semiconductor industry in 2004, when chipmakers expanded capacity, compared to the slight slowdown and flattening of the industry in 2005 which impacted the demand for our light source systems, particularly KrF light sources for capacity expansion. This decrease in light source system revenues from year to year was partially offset by a 2% increase in revenues associated with our consumable and spare parts and service products from $172.5 million for 2004 to $175.2 million for 2005.  Revenues from funded development contracts were $783,000 for 2004, compared to $1.0 million for 2005.  There were no revenues recorded or earned associated with the TCZ joint venture for 2005.

Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 34%, 11% and 22%, respectively, of total revenue for 2004, and 32%, 8% and 24%, respectively, of total revenue for 2005.

Approximately 82% and 84% of our sales for 2004 and 2005, respectively, were derived from customers outside the U.S.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 32% and 31% of total revenues for 2004 and 2005, respectively.

Cost of Product Sales.   The cost of product sales decreased 7% from $243.5 million for 2004 to $227.3 million for 2005. This decrease in the cost of product sales was primarily due to lower light source system sales in 2005 compared to 2004.  In addition, the decrease in the cost of product sales from year to year also reflects lower overall product costs as a result of our material costs reduction efforts.  Gross profit decreased 11% from $173.8 million for 2004 to $155.3 million for 2005.

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

Research and Development.  Research and development expenses increased 9% from $58.6 million for 2004 to $64.0 million for 2005 due primarily to costs associated with our LTPS product development efforts and EUV light source development. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $7.6 million and $2.8 million for 2004 and 2005, respectively.  In addition to our development of EUV and LTPS technologies during 2005, we also continued to focus on next generation ArF products based on the XL platform and next generation KrF products. As a percentage of total revenues, research and development expenses increased from 14.0% for 2004 to 16.7% for 2005 due primarily to increased research and development efforts and lower revenues in 2005 as compared to 2004.

Sales and Marketing.  Sales and marketing expenses increased 8% from $23.4 million for 2004 to $25.1 million for 2005. This increase in sales and marketing expenses from year to year primarily reflects increased sales expenses associated with our chipmaker customers at our foreign locations and market development costs associated with the TCZ joint venture. These expenses were offset by decreased profit sharing and bonus expenses incurred in 2005 compared to 2004.  As a percentage of total revenues, such sales and marketing expenses increased from 5.6% for 2004 to 6.6% for 2005.

General and Administrative.  General and administrative expenses decreased 16% from $31.6 million for 2004 to $26.5 million for 2005 primarily due to the receipt of rent payments in 2005 from the tenants in two of our San Diego facilities, which we subleased in the third and fourth quarters of 2004. General and administrative expenses in 2004 also included $3.0 million in costs associated with revisions of our estimates related to the timing and market rates for subleasing the San Diego and Charlestown facilities, which we exited in 2003 compared to $384,000 of such expenses recorded in 2005. The lower general and administrative expenses in 2005 were offset by increased stock-based compensation expense associated with non-employees and initial expenses associated with the TCZ joint venture during the year.  As a percentage of total revenues, general and administrative expenses decreased slightly from 7.6% for 2004 to 6.9% for 2005.

Total Other Income (Expense) - Net.   Net other expense totaled $421,000 for 2004, compared to net other income of $5.1 million for 2005. The change from net other expense to net other income was primarily due to an increase in interest income, a decrease in interest expense and a higher gain on debt extinguishment related to our notes repurchase activities from year to year. This was offset by a foreign currency exchange loss recorded in 2005 compared to a small foreign currency gain recorded in 2004. The increase in interest income from 2004 to 2005 reflected higher market interest rates for our short-term and long-term investments on higher cash and investment balances. The decrease in interest expense from year to year was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the third quarter of 2004 and the second quarter of 2005.  Foreign currency exchange gains totaled $82,000, interest income totaled $8.1 million, interest expense totaled $9.5 million and gain on debt extinguishment totaled $911,000 for 2004, compared to a foreign currency exchange loss of $1.1 million, interest income of $10.9 million, interest expense of $6.9 million and gain on debt extinguishment totaling $2.2 million for 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings, bank borrowings, and the proceeds from employee stock option exercises.  As of December 31, 2006, we had approximately $302.1 million in cash and cash equivalents, $207.9 million in short-term investments, $8.4 million in long-term investments, and $686.7 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  With the approval of our board of directors, we have periodically repurchased these notes in the open market.  We repurchased $49.2 million and $60.0 million principal amount of these notes in 2004 and 2005, respectively. As of December 31, 2006, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $34.2 million,  $114.0 million and $115.8 million for 2004, 2005 and 2006, respectively. Net cash provided by operating activities during 2004 reflects net income for the year and increases in accrued and other liabilities and income taxes offset by increases in accounts receivable, inventories, and accounts payable. The increase in accounts receivable was significant for 2004 and resulted from a higher number of product shipments than normal taking place in the last month of the year. The increase in inventories was primarily due to our response to the growing light source utilizations and higher spares inventories to support what we thought would be a continued upturn in the semiconductor industry. When the industry started to slow down in the later half of 2004, we took action to reduce our spares and consumables inventory. As a result of these actions, our inventory decreased by $10.6 million in the fourth quarter of 2004. Net cash provided by operating activities during 2005 reflects net income for the year, significant decreases in accounts receivable and inventory and increases in accounts payable. The decrease in accounts receivable primarily reflects collections made in our receivable balances that were outstanding at December 31, 2004 and a decrease in sales compared to 2004. The decrease in inventory reflects the reduction in our field and factory inventory as a result of our ongoing initiative during 2005 to improve asset management by reducing inventory and increasing inventory turns.  Net cash provided by operating activities during 2006 reflects significant net income for the year and increases in accrued expenses and other liabilities offset by increases in accounts receivable and inventories. The increase in accounts receivable is the result of higher revenues recorded during 2006 as compared to 2005. The increase in inventory balances for 2006 is primarily the result of an increased demand for spares and consumable parts to support our growing installed base of light source systems, particularly our more advanced XLA series systems and the increase in sales of our light source systems. In addition, cash from operations was negatively impacted in 2006 as a result of classifying excess tax benefits from stock option exercises in the amount of $20.2 million in financing activities in 2006 rather than operating activities in accordance with SFAS No. 123R which was adopted on January 1, 2006.

Net cash provided by investing activities was approximately $272,000 and $78.6 million for 2004 and 2005, respectively, compared to $87.2 million in cash used in investing activities in 2006. Net cash provided by investing activities during 2004 reflects the timing of short-term and long-term investments that matured and were reinvested during the year, the acquisition of $19.5 million of  property and equipment, a $6.0 million payment to acquire certain patents and a $2.0 million payment to acquire an additional 6% minority interest in our Cymer Korea subsidiary. Net cash provided by investing activities during 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, the acquisition of $18.8 million of property and equipment and a $2.5 million payment to acquire certain patents. Net cash used in investing activities for 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary, a $8.2 million payment to acquire certain patent license rights and the acquisition of $16.4 million of property and equipment.

Net cash used in financing activities was approximately $32.0 million and $71.0 million for 2004 and 2005, compared to net cash provided by financing activities of $35.6 million in 2006. In 2004, net cash used in financing activities reflects the repurchase of $49.2 million in principal amount of our convertible subordinated notes in the third quarter of 2004, at a discount to par. This was offset by proceeds received from the exercise of stock options in 2004 totaling $15.4 million. Net cash used in financing activities for 2005 reflects the repurchase of treasury stock of $50.0 million and the purchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par, during 2005. The treasury stock and note purchases were offset partially by proceeds received from the exercise of employee stock options totaling $25.2 million and the minority interest investment received from Zeiss in the TCZ joint venture of $11.1 million during 2005.  Net cash provided by financing activities for 2006 primarily reflects the proceeds received from the exercise of employee stock options as well as the exercise of warrants and proceeds from the employee stock purchase plan totaling $116.1 million.  In addition, cash from financing activities in 2006 was positively affected by the excess tax benefits for the period from stock option exercises which totaled $20.2 million.  This cash provided by financing activities was offset by the repurchase of treasury stock totaling $100.7 million during 2006.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations and other commitments as of December 31, 2006, and the impact such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Total	2007	2008	2009	2010	2011	More than 5 years
Operating lease obligations (1)	$12,681	$5,095	$4,088	$3,393	$89	$16	$2
Convertible subordinated notes	140,722	—	—	140,722	—	—	—
Interest on convertible subordinated notes	12,313	4,925	4,925	2,463	—	—	—
Purchase orders	50,123	50,123	—	—	—	—	—
Total commitments	$215,839	$60,143	$9,013	$146,578	$89	$16	$2

(1)                                  We currently sublease all or a portion of our leased facilities, and the payments received under these are direct offsets to our operating lease obligations. The amounts in the table above represent the gross lease amounts and the following table summarizes amounts to be received under these non-cancelable sublease agreements (in thousands):

	Future Sublease Payments
	Total	2007	2008	2009	2010	2011	More than 5 years
Total sublease agreements	$6,254	$3,604	$1,526	$1,124	$—	$—	$—

At December 31, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we did not engage in trading activities involving non-exchange traded contracts.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.  We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Financial Accounting Standard Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent chance of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We have adopted a FIN 48 implementation strategy.  This strategy is aimed at identifying, evaluating and measuring all of our uncertain tax positions.  This will be done for all open tax years, by units of account and for all of our legal entities. We are currently in the process of identifying and evaluating uncertain tax positions for all of our legal entities according to their units of account.  Once this stage is completed, we will begin the measurement stage and determine the cumulative effect adjustment, if any.  Since we are still in the process of implementing FIN 48, we are not currently in a position where we can quantify or disclose the potential effect of FIN 48 on our 2007 consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position.  This provision will be effective for us for the fiscal year ending December 31, 2008, and we do not expect its adoption to have a material impact on our consolidated financial statements.  See Note 1 under Accounting Pronouncements Adopted and Note 12 under Retirement Plans to our consolidated financial statements for information on the provisions of SFAS No. 158 which we adopted effective with our fiscal year ended December 31, 2006.

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

As of December 31, 2006, we had outstanding forward contracts to buy U.S. $42.0 million for 5.3 billion yen under foreign currency exchange facilities with contract rates ranging from 113.23 yen to 117.32 yen per U.S. dollar.  These contracts expire on various dates through December 2007.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain (net of tax) for those that qualify for hedge accounting treatment totaled $652,000 and $17,000 respectively, as of December 31, 2006.

The fair value of these forward contracts as of December 31, 2006 would have fluctuated by $4.2 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value.  A change in market interest rates of 1% would have impacted our net income from these investments by approximately $2.3 million in 2006.

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, $49.2 million and $60.0 million principal amount, respectively, of these notes.  As of December 31, 2005 and 2006, $140.7 million principal amount of the notes were outstanding.  The fair value of such debt based on quoted market prices on December 31, 2005 and 2006 was $136.5 million and $147.6 million, respectively.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

1.                                       Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006, have concluded that our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting related to our accounting for income taxes, as described below.

2.                                       Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this assessment, we have concluded that, as of December 31, 2006, our internal control over financial reporting was not effective due to the material weakness related to our accounting for income taxes, described below. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weakness in our internal control over financial reporting as of December 31, 2006:

Our policies and procedures did not provide for effective oversight and review of our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes was in accordance  with generally accepted accounting principles.  This material weakness resulted in material errors in our consolidated income tax provision that were corrected prior to the issuance of our 2006 consolidated financial statements.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm.  Their report appears on page F-2 of this Annual Report on Form 10-K.

3.                                     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the following steps taken by us during the fourth quarter of 2006 in response to the material weakness that we disclosed in our 2005 Form 10-K related to our accounting for income taxes:

•     Improved the procedures for reviewing and reconciling all subsidiary office tax accounts; and

•     Increased the level of communications with our subsidiary office accountants over the preparation of our foreign quarterly and annual tax provisions.

4.                                       Management’s Remediation Plans.   Because 2006 is the second year in which we have identified and reported a material weakness in internal control over financial reporting associated with our accounting for income taxes, we plan to conduct significant remediation efforts throughout 2007 with the goal to remediate this material weakness prior to December

31, 2007.  Although we are still discussing and finalizing the specifics of these plans, they currently include the following:

•              Hiring additional tax personnel and providing additional regulatory training for select tax personnel;

•              Redesigning and implementing new review and approval procedures and processes associated with all income tax provision workpapers and the consolidated income tax reconciliation schedules;

•              Restructuring of the income tax department to allow for the proper review and approval processes;

•              Identifying and implementing an automated tax provision software tool that will reduce the number of manual spreadsheets that we use to calculate and reconcile all income tax accounts on a quarterly and annual basis; and

•              Improving the communications between our tax department and our accounting department, and increasing the involvement of our accounting department in the reviews of income tax reconciliations.

We will monitor the effectiveness of these new processes, procedures and controls as they are implemented in 2007 and will make changes management determines to be appropriate.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding the identification and business experience of our directors under the caption “Proposal 1 - Election of Directors” in our Proxy Statement for the annual meeting of stockholders to be held on May 17, 2007 to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006, is incorporated herein by reference. For information regarding the identification and business experience of our executive officers, see “Executive Officers” at the end of Item 1 in Part I of this Annual Report on Form 10-K. Information concerning filing requirements applicable to our executive officers and directors under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information under the captions “Compensation of Executive Officers” and “Report of the Compensation Committee” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” in our Proxy Statement is incorporated herein by reference.

With the exception of the information specifically incorporated by reference from our Proxy Statement in this Annual Report on Form 10-K, our Proxy Statement shall not be deemed to be filed as part of this Report.  Without limiting the foregoing, the information under the captions “Report of the Audit Committee of the Board of Directors in our Proxy Statement is not incorporated by reference in this Annual Report on Form 10-K.

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

(b)                           Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Registration Statement on Form S-1, Reg. No. 333-08383).

3.2	Amendment of Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.3	Amended and restated Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.1 to Cymer’s Form 8-K filed on November 21, 2006).

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

10.3

Sublease Agreement, dated December 22, 2004, by and between Northrop Grumman Systems Corporation and Cymer (incorporated herein by reference to Exhibit 10.4 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.5	#

Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-48242).

10.6	#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on May 19, 2006).

10.7#

2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.8#

Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.9#	2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 20, 2005).

10.10#	Form of Stock Option Agreement used in connection with the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on May 20, 2005).

10.11#

Form of Stock Unit Grant Notice and Stock Unit Agreement used in connection with the 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report 8-K filed on February 10, 2006).

10.12#	Amended and Restated Employment Agreement, effective as of January 2, 2007, by and between Robert P. Akins and Cymer.

10.13#	Amended and Restated Employment Agreement, effective as of January 2, 2007, by and between Nancy J. Baker and Cymer.

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

10.17#

Employment Agreement, effective as of May 1, 2003, by and between Rae Ann Werner and Cymer (incorporated herein by reference to Exhibit 10.7 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18#	Employment Agreement, effective as of January 2, 2007, by and between Edward Brown, Jr. and Cymer.

10.19#

Employment Agreement, effective as of October 21, 2004, by and between Bill N. Alexander and Cymer (incorporated herein by reference to Exhibit 10.21 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20#	Summary description of Cymer, Inc. Incentive Bonus Program as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on March 31, 2006).

10.21#	Summary description of Cymer, Inc. 3-Year Bonus Program (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed April 1, 2005).

10.22#	Executive Nonqualified Excess Plan, as amended and restated as of January 1, 2007.

10.23*

Amended and Restated Joint Venture Agreement, dated September 12, 2006, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH and TCZ Pte Ltd (incorporated herein by reference to Exhibit 10.2* to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.24*

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

10.25*

Patent Sublicense Agreement, dated November 7, 2003, by and between SRL-EUV, LLC and Cymer, Inc. (incorporated herein by reference to Exhibit 10.27 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.26*

Patent Sublicense Agreement, dated November 7, 2003, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.28 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.27#	Reduction in Force Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.28#	Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.22 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29*

Development Agreement dated January 23, 2004, by and between Cymer, Inc. and Intel Corporation (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Amendment of Cymer Corporation and Intel Corporation Development Agreement, effective July 17, 2006 (incorporated herein by reference to Exhibit 10.1* to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.30*

Intellectual Property License Agreement dated February 4, 2004, by and between Cymer, Inc. and Intel Corporation (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Amendment Intellectual Property License Agreement, effective June 27, 2006, by and between Intel Corporation and Cymer, Inc (incorporated herein by reference to Exhibit 10.2* to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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

Dated: February 27, 2007

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

/s/ ROBERT P. AKINS	Chief Executive Officer, and Chairman of the Board	February 27, 2007
Robert P. Akins	(Principal Executive Officer)

/s/ NANCY J. BAKER	Senior Vice President and Chief Financial Officer	February 27, 2007
Nancy J. Baker	(Principal Financial Officer)

/s/ RAE ANN WERNER	Vice President, Controller and Chief Accounting Officer	February 27, 2007
Rae Ann Werner	(Principal Accounting Officer)

/s/ CHARLES J. ABBE	Director	February 27, 2007
Charles J. Abbe

/s/ EDWARD H. BRAUN	Director	February 27, 2007
Edward H. Braun

/s/ MICHAEL R. GAULKE	Director	February 27, 2007
Michael R. Gaulke

/s/ WILLIAM G. OLDHAM	Director	February 27, 2007
William G. Oldham

/s/ PETER J. SIMONE	Director	February 27, 2007
Peter J. Simone

/s/ YOUNG K. SOHN	Director	February 27, 2007
Young K. Sohn

/s/ JON D. TOMPKINS	Director	February 27, 2007
Jon D. Tompkins

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2), that Cymer, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The following material weakness has been identified and included in management’s assessment:

The Company’s policies and procedures did not provide for effective oversight and review of its accounting for income taxes. Specifically, the Company’s policies and procedures did not include adequate management review of various income tax calculations, reconciliations, and supporting documentation to ensure that its accounting for income taxes was in accordance with U.S. generally accepted accounting principles. This deficiency resulted in material errors in the Company’s consolidated income tax provision.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 26, 2007 which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 26, 2007

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
ASSETS	2005	2006

CURRENT ASSETS:
Cash and cash equivalents	$233,745	$302,098
Short-term investments	130,204	207,943
Accounts receivable — net	89,818	115,857
Accounts receivable — related party	588	834
Foreign currency forward exchange contracts	1,776	652
Inventories	89,046	104,296
Deferred income taxes	33,338	46,943
Prepaid expenses and other assets	6,497	7,143
Total current assets	585,012	785,766

PROPERTY AND EQUIPMENT — NET	117,251	112,074
LONG-TERM INVESTMENTS	29,395	8,384
DEFERRED INCOME TAXES	34,429	12,766
GOODWILL	8,358	8,833
INTANGIBLE ASSETS — NET	10,474	15,880
OTHER ASSETS	6,457	5,391

TOTAL ASSETS	$791,376	$949,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,710	$18,711
Accounts payable — related party	4,975	4,858
Accrued warranty and installation	30,775	29,974
Accrued payroll and benefits	12,461	21,707
Accrued patents, royalties and other fees	7,180	4,262
Income taxes payable	7,268	13,293
Unearned income	1,726	2,544
Other current liabilities	3,247	3,715
Total current liabilities	85,342	99,064

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
OTHER LIABILITIES	10,582	14,781

Total liabilities	236,646	254,567

MINORITY INTEREST	16,276	6,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $.001 par value, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock — $.001 par value per share; 100,000,000 shares authorized; 38,036,000 and 41,774,000 shares outstanding at December 31, 2005 and December 31, 2006, respectively	38	42
Additional paid-in capital	407,549	557,082
Treasury stock at cost (1,943,000 and 4,536,000 common shares) at December 31, 2005 and 2006, respectively	(50,000)	(150,704)
Accumulated other comprehensive loss	(9,025)	(4,066)
Retained earnings	189,892	285,540
Total stockholders’ equity	538,454	687,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$791,376	$949,094

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2004	2005	2006

REVENUES:
Product sales	$417,296	$382,238	$536,098
Product sales — related party	—	400	7,362
Other	783	1,010	395
Total revenues	418,079	383,648	543,855

COSTS AND EXPENSES:
Cost of product sales	243,473	227,290	281,243
Research and development	58,612	64,025	73,974
Sales and marketing	23,369	25,143	30,618
General and administrative	31,630	26,514	38,889

Total costs and expenses	357,084	342,972	424,724

OPERATING INCOME	60,995	40,676	119,131

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) — net	82	(1,115)	1,674
Gain on debt extinguishment	911	2,220	—
Interest and other income	8,079	10,943	23,852
Interest and other expense	(9,493)	(6,936)	(5,965)

Total other income (expense) — net	(421)	5,112	19,561

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	60,574	45,788	138,692

INCOME TAX PROVISION	15,144	262	46,137
MINORITY INTEREST	(2,276)	1,026	3,093
NET INCOME	$43,154	$46,552	$95,648

EARNINGS PER SHARE:
Basic earnings per share	$1.17	$1.29	$2.53
Weighted average common shares outstanding	36,758	36,017	37,779

Diluted earnings per share	$1.15	$1.27	$2.40
Weighted average common and dilutive potential common shares outstanding	37,584	36,544	41,397

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

							Accumulated
			Additional				Other		Total	Total
	Common Stock		Paid-in	Treasury Stock		Unearned	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Compensation	Loss	Earnings	Equity	Income
BALANCE, JANUARY 1, 2004	36,345	$ 36	$ 358,988	—	$ —	$ (146)	$ (5,734)	$ 100,186	$ 453,330

Exercise of common stock options and warrants	502	1	11,721						11,722
Issuance of employee stock purchase plan shares	145		3,724						3,724
Amortization of unearned compensation						130			130
Non-employee stock options granted			29						29
Employee stock options — change in status			297						297
Employee stock awards	1		19						19
Income tax benefit from stock options exercises			3,636						3,636
Net loss								43,154	43,154	$ 43,154
Other comprehensive loss:
Translation adjustment							697		697	697
Net unrealized loss on available-for-sale investments, net of tax							(1,672)		(1,672)	(1,672)
Net unrealized gain on derivatives, net of tax							2,254		2,254	2,254
Total comprehensive income										$ 44,433

BALANCE, DECEMBER 31, 2004	36,993	$ 37	$ 378,414	—	$ —	$ (16)	$ (4,455)	$ 143,340	$ 517,320

Exercise of common stock options and warrants	928	1	22,527						22,528
Issuance of employee stock purchase plan shares	115		2,690						2,690
Amortization of unearned compensation						16			16
Repurchase of common stock into treasury				(1,943)	(50,000)				(50,000)
Non-employee stock options granted			83						83
Employee stock options — change in status			932						932
Employee stock awards			4						4
Income tax benefit from stock options exercises			2,899						2,899
Net income								46,552	46,552	$ 46,552
Other comprehensive income:
Translation adjustment							(4,381)		(4,381)	(4,381)
Net unrealized loss on available-for-sale investments, net of tax							(574)		(574)	(574)
Net unrealized gain on derivatives, net of tax							385		385	385
Total comprehensive income										$ 41,982

BALANCE, DECEMBER 31, 2005	38,036	$ 38	$ 407,549	(1,943)	$ (50,000)	$ —	$ (9,025)	$ 189,892	$ 538,454

Exercise of common stock options and warrants	3,709	4	114,730						114,734
Issuance of employee stock purchase plan shares	29		1,325						1,325
Employee stock-based compensation			12,512						12,512
Employee stock options — change in status			665						665
Non-employee stock options granted			58						58
Income tax benefit from stock options exercised			20,243						20,243
Repurchase of common stock into treasury				(2,593)	(100,704)				(100,704)
Net income								95,648	95,648	$ 95,648
Other comprehensive income:
Translation adjustment							4,173		4,173	4,173
Net unrealized gain on available-for-sale investments, net of tax							706		706	706
Net unrealized gain on derivatives, net of tax							87		87	87
Net unrealized pension loss							(7)		(7)	(7)
Total comprehensive income										$ 100,607
BALANCE, DECEMBER 31, 2006	41,774	$ 42	$ 557,082	(4,536)	$ (150,704)	$ —	$ (4,066)	$ 285,540	$ 687,894

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2005	2006

OPERATING ACTIVITIES:
Net income	$ 43,154	$ 46,552	$ 95,648
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on debt extinguishment	(911)	(2,220)	—
Depreciation and amortization	28,364	28,280	25,127
Non-cash stock-based compensation	345	1,019	13,235
Amortization of unearned compensation	130	16	—
Minority interest	2,276	(1,026)	(3,093)
Provision for deferred income taxes	13,035	(1,680)	8,558
Loss on disposal and impairment of property and equipment	131	55	27
Change in assets and liabilities:
Accounts receivable — net	(47,861)	20,862	(26,039)
Accounts receivable — related party	—	(588)	(246)
Foreign currency forward exchange contracts	(679)	(3,002)	1,264
Inventories	(17,010)	20,976	(15,250)
Prepaid expenses and other assets	(884)	(1,936)	(359)
Accounts payable	(5,150)	3,761	1,001
Accounts payable — related party	—	4,975	(117)
Accrued expenses and other liabilities	16,270	2,634	9,686
Unearned income	5,399	(4,426)	818
Income taxes payable	(2,439)	(230)	5,541

Net cash provided by operating activities	34,170	114,022	115,801

INVESTING ACTIVITIES:
Acquisition of property and equipment	(19,485)	(18,750)	(16,404)
Purchases of investments	(641,674)	(290,728)	(278,594)
Proceeds from sold or matured investments	669,421	390,580	223,004
Acquisition of patents	(5,990)	(2,500)	(8,200)
Acquisition of minority interest	(2,000)	—	(7,024)

Net cash provided by (used in) investing activities	272	78,602	(87,218)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,446	25,218	116,059
Redemption of convertible subordinated notes	(47,407)	(57,336)	—
Cash investment received from minority shareholder	—	11,120	—
Excess tax benefits from stock option exercises	—	—	20,243
Payments on capital lease obligations	(48)	(20)	—
Repurchase of common stock into treasury	—	(50,000)	(100,704)

Net cash provided by (used in) financing activities	(32,009)	(71,018)	35,598

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	1,181	(2,107)	4,172

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,614	119,499	68,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	110,632	114,246	233,745

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$ 114,246	$ 233,745	$ 302,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 9,033	$ 6,914	$ 5,301
Income taxes paid, net	$ 3,515	$ 2,613	$ 12,111

See Notes to Consolidated Financial Statements.

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Cymer, Inc. and its wholly owned and majority-owned subsidiaries, are engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to manufacturers of photolithography tools in the semiconductor equipment industry.  We sell our product to customers primarily in Japan, Asia, Europe and the U.S.  In addition, we entered into an agreement in July 2005 with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to with their affiliated entities as “Zeiss”) to establish a joint venture which we call TCZ (for Team Cymer Zeiss). In September 2006 we amended and restated this joint venture agreement with Zeiss to move the location of the TCZ joint venture from Switzerland to Singapore, and in connection with the move, formed TCZ Pte Ltd. TCZ is developing a process tool for the flat panel display manufacturing industry.

Principles of Consolidation — The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries — Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), Cymer Korea, Inc. (“Cymer Korea”), and our majority-owned subsidiary, TCZ Pte Ltd., a company incorporated in Singapore (“TCZ Singapore”).

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

We formed the TCZ joint venture in July 2005 with Zeiss.  Per the terms of our original joint venture agreement, TCZ was originally formed as TCZ GmbH, a Swiss limited liability company (“TCZ Switzerland”), and Switzerland was designated as the location for the TCZ joint venture. In September 2006, we moved the location of the TCZ joint venture from Switzerland to Singapore and changed our joint venture entity into a Singapore corporation. See Note 2 for more details.  We own 60% of TCZ and Zeiss owns 40%. TCZ is currently developing, and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of low-temperature poly-silicon (“LTPS”) processing for the manufacture of flat panel displays.

All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Cash Equivalents — Cash equivalents consist of money market instruments, commercial paper and other highly liquid investments purchased with an original maturity of three months or less.  As of December 31, 2005 and 2006 we had $143.0 million and $227.3 million of cash equivalents, respectively.

Investments —  We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, auction rate securities, certificates of deposit, and commercial paper.  While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. In September 2004, we sold approximately $20.3 million of corporate debt securities that resulted in a $281,000 gain on the sale.  The cost of securities sold is determined by a specific identification method. We had no sale of investments which resulted in a gain or loss in 2005 or 2006.

Inventories — Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market.  Cost includes material, labor and manufacturing overhead costs. Our inventories include reusable parts that we receive from our customers as part of consumed assemblies. We refurbish these returned core assemblies, which consist primarily of metal components, and reuse them in future core assemblies.  Refurbishment costs are capitalized as incurred.   We review the components of our inventory on a regular basis for excess or obsolete inventory and make appropriate allowances and dispositions in the period that such inventory is identified.

Parts Refurbishment — Over the last several years as part of our regular business activities, we have conducted parts refurbishment and material reclaim activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004 from prior periods and we expect volumes to increase over time as our installed base of light sources continues to rise and we become more efficient in these refurbishment activities and  develop capabilities to reclaim material from and refurbish other core assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of product sales if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with the customer.  The value of the reusable parts contained within the consumed  assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed core assembly. As part of our normal excess and obsolete inventory analysis, these consumed core assemblies are also reviewed on a monthly basis and an inventory allowance is recorded as appropriate for these parts. The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Additions and improvements are capitalized and maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally one to five years).  The buildings that we own are depreciated over a useful life of twenty years. Leasehold improvements and equipment held under capital leases are amortized using the straight-line method over the shorter of the life of the asset or the remaining lease term. Equipment acquired under capital leases is stated at the present value of the future minimum lease payments.  Amortization of equipment obtained under capital leases is included in depreciation expense in the accompanying consolidated financial statements.  Light source systems built for internal use are capitalized and depreciated using the straight-line method over three years.

Goodwill/Intangible Assets — We account for our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. SFAS No. 142 includes provisions that discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. Under SFAS No. 142, our goodwill is subject to an annual impairment test. We conduct this test in the fourth quarter of each fiscal year or whenever events or circumstances occur indicating potential impairment.

Intangible assets consist primarily of acquired patents. Intangible assets with finite lives are recorded at cost and are amortized using the straight-line method over their expected useful lives.  The expected useful life can vary depending upon the nature of the technology and the remaining useful life of the patent, but currently, it ranges from four to seventeen years. We review the carrying value and remaining useful life of intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.  The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of — Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment losses for 2004, 2005 and 2006 were immaterial.

Asset Retirement Obligation — We currently account for our asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition (2) the initial measurement of the liability (3) the allocation of the asset retirement cost to expense (4) the subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that the cost for the asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

We currently have a lease agreement for our facility in Japan which includes an obligation for us to restore the facility to its original condition when we vacate it.  We have estimated the fair value of this asset retirement obligation to be approximately $657,000 at December 31, 2006 and have recorded it in other liabilities on the accompanying consolidated balance sheets.  The total accretion expense that we recorded related to this obligation for the years ended December 31, 2005 and 2006 was $200,000 and $67,000, respectively.

Fair Value of Financial Instruments — We used the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is suitable to estimate that value:

Cash and cash equivalents, accounts receivable, accounts receivable — related party, accounts payable, accounts payable — related party, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, income tax payable, unearned income, and other current liabilities — the carrying amount reported in the consolidated balance sheets for these balances approximates fair value due to the short maturities of these instruments.

Investments — Investments are recorded at fair value, which is based on quoted market prices for such securities.

Forward Contracts — Forward contracts are recorded at fair value which is based on the quoted exchange rates for such instruments (see “Derivative Instruments” below).

Convertible Subordinated Notes — Convertible Subordinated Notes are recorded at their face value of $140.7 million at both December 31, 2005 and December 31, 2006. The fair value of such debt, based on quoted market prices at December 31, 2005 and 2006, was $136.5 million and $147.6  million, respectively.

Lease Loss Accrual — In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, our costs associated with exit or disposal activities are recognized when they are incurred or when we cease using a property.  To date, our exit or disposal activities have consisted of lease obligations net of expected sublease income for our San Diego, California and Charlestown, Massachusetts facilities which were vacated by us prior to the end of their leases. The total liability is included within Other Current Liabilities on the accompanying consolidated balance sheets.

The following table summarizes information related to our accrued lease loss liability for the years ended December 31, 2005 and 2006 (in thousands):

	2005	2006

Balance, January 1	$ 2,230	$ 634
Lease loss accruals	384	—
Rent payments	(1,980)	(359)
Balance, December 31	$ 634	$ 275

Guarantees/Warranties — In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45 except for product warranties.

(a) Product Warranties — Warranty provisions contained within our lithography tool manufacturer agreements are generally consistent with those prevalent in the semiconductor equipment industry. The warranty period and terms for light source systems and spares and consumable parts varies by light source system model.  We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to our warranty provision for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006

Balance, January 1	$26,200	$28,200	$30,191
Liabilities accrued for warranties issued during the year, net of adjustments and expirations	23,595	26,331	18,209
Warranty expenditures incurred during the year	(21,595)	(24,340)	(18,950)
Balance, December 31	$28,200	$30,191	$29,450

(b)         Intellectual Property Indemnifications — We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with our three lithography tool manufacturers, ASML, Canon, and Nikon.  In general, these indemnification provisions provide that we defend our customers against any infringement claims directed against our products.  Under the indemnification clauses, we pay all costs and damages, including attorney’s fees, associated with such settlements or defenses, provided that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the settlement proceedings.

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

As part of the original research and development agreement signed with Intel Corporation (“Intel”) in 2004, we also agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of our EUV source systems.  Under the terms of this agreement, as recently amended, our obligations to indemnify Intel will be specifically negotiated in any purchase agreement related to such future products.

As part of the supply agreement signed with TCZ in September 2005 and amended in September 2006 in connection with the amendment and restatement of the original TCZ joint venture agreement, we agreed to indemnify TCZ against any infringement of the intellectual property rights of a third party arising from TCZ’s purchase of our products.  We will defend such actions at our own expense and will pay the cost and damage awarded in any such action provided that TCZ grants us sole control of the defense and settlement of such action and also provides us with information required for the defense and settlement of such action.

Due to the nature of the indemnification provisions described above, these provisions are indefinite and extend beyond the term of the actual agreements.

Comprehensive Income — Comprehensive income includes net income, unrealized gains and losses on effective forward contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

Revenue Recognition — We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured. Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts, training, and limited refurbishments of light source systems.  Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force (“EITF”) Bulletin No. 00-21, “Revenue Arrangements with Multiple Deliverables” as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of SAB No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services.  We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer — 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer.  Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate.  In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

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

For funded development contracts, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are, except as noted below, included in other revenue and are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate.  If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved.

Research and Development — We expense research and development costs, which include costs associated with funded development contracts, in the period incurred. Funded development contracts are generally cost sharing contracts between us and a customer where each party pays near equivalent portions of the total development costs.  As a result, costs for the funded development contracts approximate the revenue we record for these contracts in other revenue in the accompanying statements of operations. The services performed under the funded development contracts are provided on a best efforts basis.  Our research and development expenses also include offsets for amounts we receive from certain of our externally funded research and development contracts.

Income Taxes — Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation — We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R which we adopted on January 1, 2006.  See Accounting Pronouncements Adopted section of Note 1 for more details on the adoption of SFAS No. 123R.  In addition, we used this same option pricing model to calculate the fair value of our stock options included in our prior period pro forma disclosures as required by SFAS No.123.

The fair value of stock options granted is recognized to expense over the requisite service period.  For stock options granted after the SFAS No. 123R effective date of January 1, 2006, the straight-line attribution approach is used. For stock options granted prior to January 1, 2006, and which are continuing to vest, we will continue to record expense using the FASB Interpretation No. 28 (“FIN 28”) accelerated attribution approach.

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

(a) Stock-Based Compensation Valuation Assumptions

The following weighted average assumptions were used for grants issued in the years ended December 31, 2004 and 2005 under the SFAS No. 123 requirements and in the year ended December 31, 2006 under the SFAS No. 123R requirements:

	Years ended December 31,
	2004	2005	2006
Dividend yield	None	None	None
Volatility rate:
Options	75%	74%	56%
ESPP	75%	75%	N/A
Risk free interest rate:
Options	3.40%	3.97%	4.75%
ESPP	2.30%	3.33%	N/A
Expected life:
Options	4.36 years	4.19 years	3.15 years
ESPP	.5 years	.5 years	N/A

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. We amended our 1996 Employee Stock Purchase Plan (“ESPP”) in May 2005, and as a result, our ESPP is treated as a noncompensatory plan.

(b) Impact of SFAS No. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the year December 31, 2006 (in thousands, except per share amounts):

Year ended
December 31, 2006

Stock-based compensation expense by type of award:
Employee stock options	$7,637
Stock units	671

Total stock-based compensation	8,308
Tax effect on stock-based compensation	(2,767)
Net effect on net income	$5,541

Effect on earnings per share:
Basic	$0.15
Diluted	$0.13

Impact of stock option deductions on:
Cash flows from operations	$(20,243)
Cash flows from financing activities	$20,243

As of December 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $8.0 million with a weighted average remaining vesting period of 2.04 years. We expect to amortize this expense over the remaining vesting period of these stock options.

The amount of stock-based compensation costs capitalized into inventory during the year ended December 31, 2006 was immaterial.

We account for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.  We account for changes in fair values between reporting dates in accordance with FIN 28.  Stock-based compensation expense for options granted to non-employees and for those employees who changed status from employee to a non-employee during the years ended December 31, 2004, 2005 and 2006 was $326,000, $1.0 million and $723,000, respectively.

Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting required by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for options granted to employees and provided the pro forma disclosures of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. During 2004 and 2005, we recorded no compensation expense related to the grant of options to employees since the exercise price of such options equaled or exceeded the market value of the underlying common stock on the date of grant.

In the fourth quarter of 2006, we recorded $4.2 million of stock-based compensation expense related to a small number of stock options that were granted primarily in 1999.  This additional stock-based compensation expense resulted from us using the incorrect measurement date to calculate the compensation expense and as a result, we failed to record the related compensation expense for these 1999 stock options. We recorded the charge in 2006 as the charge was not material to 2006 or any prior periods. In connection with this $4.2 million of stock-based compensation expense, we recorded a $1.2 million tax benefit.

(c) Pro Forma for 2004 and 2005 Under SFAS No. 123

The following table compares the earnings per share that we reported to the pro forma amounts that we would have reported had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Years ended December 31,
	2004	2005

Net income, as reported	$43,154	$46,552
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	259	1,013
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(17,112)	(22,911)

Pro forma net income	$26,301	$24,654

Earnings per share:
Basic — as reported	$1.17	$1.29
Basic — pro forma	$0.72	$0.68

Diluted — as reported	$1.15	$1.27
Diluted — pro forma	$0.70	$0.67

In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these “out of the money” stock options in future periods, upon our adoption of SFAS No. 123R on January 1, 2006.  The acceleration of vesting of these stock options in the year ended December 31, 2005 contributed approximately $10.4 million of pro forma stock-based compensation expense.

Foreign Currency Translation — The financial statements of our foreign subsidiaries where the functional currency is the local currency are translated into U.S. dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of consolidated stockholders’ equity as accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Net losses from foreign currency transactions totaled $1.1 million for the year ended December 31, 2005 and net gains from foreign currency transactions totaled $82,000 and $1.7 million for the years ended December 31, 2004 and 2006, respectively. Such amounts are recorded in other income (expense) in the accompanying consolidated statements of operations.

Derivative Instruments — We conduct business in several international currencies through our global operations. We maintain a foreign exchange risk management policy with the goals of protecting product margins and minimizing the volatility of reported earnings due to foreign currency exposure.  In accordance with our policy, we use financial instruments, principally foreign currency forward exchange contracts (“forward contracts”), to manage our foreign currency exposures. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen, as well as other foreign currency exposures including exposures related to intercompany debt.  We do not enter into forward contracts for speculative purposes.

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

In accordance with the provisions of SFAS No. 133, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive loss, and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party.  For forward contracts entered into after May 1, 2004, interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness, and are recorded currently in foreign currency exchange gain (loss) in the consolidated statements of operations. In the event that an anticipated, hedged transaction is no longer likely to occur within a certain time period, the derivative gain or loss reported in accumulated other comprehensive loss is immediately reclassified into foreign currency exchange gain (loss).

The fair value of all forward contracts and the associated deferred gain in other comprehensive loss totaled $652,000 and $17,000, respectively, as of December 31, 2006. It is expected that 100% of the deferred gain will be reclassified into earnings within the next 12 months. The excluded component of our forward contracts amounted to a gain of $809,000 and $721,000 for the years ended December 31, 2005 and 2006, respectively.  In the third quarter of 2004, we recorded a loss of $1.1 million as a result of the discontinuance of certain cash flow hedges.  This loss is included in foreign currency exchange gain (loss) on our consolidated statements of operations.

As of December 31, 2006, we had outstanding forward contracts to buy U.S. $42.0 million for 5.3 billion yen under foreign currency exchange facilities with contract rates ranging from 113.23 yen to 117.32 yen per U.S. dollar. These contracts expire on various dates through December 2007. We recognized a net loss through cost of product sales from forward contracts of $2.3 million for the year ended December 31, 2004, and a net gain through cost of product sales of $1.4 million and $254,000 for the years ended December 31, 2005 and 2006, respectively.

Concentration of Credit Risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and accounts receivable.

Cash and cash equivalents — We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions.  We have not experienced any material losses in our cash and investment accounts.  The cash balances that we hold in financial institutions are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of financial institutions and limit the amount of risk by selecting financial institutions with a strong relative credit standing.  At December 31, 2005 and 2006, we had $233.3 million and $301.9 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

Accounts receivable — We maintain an allowance for doubtful accounts for estimated losses due to the inability of our customers to make required payments, which results in bad debt expense.  Our management periodically determines the adequacy of this allowance by continually evaluating individual customer receivables considering our customer’s financial condition, their payment history, security deposits, and current economic conditions.   We have minimal credit losses to date.

Concentration of Supplier Risk — We obtain a limited number of components and subassemblies included in our products from a single supplier or a small group of suppliers. We currently utilize a single supplier for certain optical, control systems and pulse power components and subassemblies used in our light source systems. Where possible, we work with secondary suppliers to qualify additional supply sources. We carry significant strategic inventories of these components to reduce the risk associated with this single supplier. Strategic inventories are managed as a percentage of future demand.  We have also negotiated to have vendor-managed inventory of critical components to further reduce the risk of a single supplier.  To date we have been able to obtain adequate supplies of the components and subassemblies used in the production of our light source systems in a timely manner from existing sources.

Major Customers  — Revenues from our major customers are detailed as follows (in thousands):

	Years ended December 31,
	2004	2005	2006
Customer
ASML	$140,828	$121,156	$204,931
Canon	45,597	29,957	33,503
Nikon	90,972	93,203	88,405

Accounts receivable balances for these same major customers are detailed as follows (in thousands):

	December 31,
	2005	2006
Customer
ASML	$31,846	$55,091
Canon	4,079	2,875
Nikon	22,303	22,080

Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 32%, 31% and 22% of total revenue for the years ended December 31, 2004, 2005, and 2006, respectively. Revenues from ASML in the Netherlands accounted for 34%, 32% and 38% of revenues for the years ended December 31, 2004, 2005, and 2006, respectively.  The loss of business of any of these major customers would have a material adverse effect on our operating results, financial condition, and cash flows.

Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the “if-converted” method, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the basic and diluted EPS for the years ended December 31, 2004, 2005, and 2006 (in thousands, except per share information):

	Years ended December 31,
	2004	2005	2006

NET INCOME:
Net income, as reported (used for basic EPS)	$43,154	$46,552	$95,648
Adjustment for interest expense on 3.5% convertible subordinated notes, net of taxes	—	—	3,709

Net income, as adjusted for assumed conversion (used for diluted EPS)	$43,154	$46,552	$99,357

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	36,758	36,017	37,779
Effect of dilutive securities:
Warrants	14	—	22
Options and stock units	812	527	782
Convertible subordinated notes	—	—	2,814

Diluted weighted average common and potential common shares outstanding	37,584	36,544	41,397

Earnings per share:
Basic	$1.17	$1.29	$2.53
Diluted	$1.15	$1.27	$2.40

For the years ended December 31, 2004, 2005 and 2006, weighted average options and warrants to purchase shares of common stock were 3,326,000, 4,500,000 and 622,000, respectively, and were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive.  In addition, for the years ended December 31, 2004 and 2005, weighted average common shares attributable to convertible subordinated notes consisting of 4,645,000 and 3,820,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

Accounting Pronouncements Adopted

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), ”Inventory Costs, an Amendment of ARB 43 Chapter 4”.  This statement amended Accounting Research Bulletin No. 43 (“ARB No. 43”) Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  We adopted SFAS No. 151 on January 1, 2006.  The adoption of SFAS No. 151 has not had an impact on our consolidated financial statements.

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

Effective January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, or the vesting period. We elected the modified-prospective method in implementing SFAS No. 123R which does not require us to revise prior period financial statements for comparative purposes. We elected to use the Black-Scholes option pricing model to determine the fair value of our stock options under SFAS No. 123R. The valuation provisions of SFAS No. 123R apply to new options granted on or after January 1, 2006. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted on or after January 1, 2006.  Estimated compensation expense for grants that were outstanding and unvested as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures which uses an accelerated expense recognition method for those awards with a graded vesting schedule. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements.  For more detailed information on our adoption of SFAS No. 123R, see Note 1 under Stock-Based Compensation.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We have elected to adopt the “short-cut” method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool, the consolidated statements of cash flows, and earnings per share of the tax effects of share-based compensation awards that were outstanding upon adoption of SFAS No. 123R.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. We adopted SFAS No. 158 for our fiscal year ended December 31, 2006, and its adoption did not have a material effect on our consolidated financial statements.  For more detailed information on our adoption of SFAS No. 158, see Note 12 under Retirement Plans.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1 (“FSP 115-1 and 124-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments”. FSP 115-1 and 124-1 applies to debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The objective of FSP 115-1 and 124-1 is to provide guidance for identifying other-than-temporarily impaired investments. FSP 115-1 and 124-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements were effective in annual financial statements for fiscal periods beginning after December 15, 2005.  We adopted FSP FAS 115-1 and FAS 124-1 on January 1, 2006.  The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  The intent of SAB No. 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors.  SAB No. 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

2.                       JOINT VENTURE AGREEMENT

In July 2005, Cymer entered into a Joint Venture Agreement (the “JV Agreement”) with Zeiss to establish TCZ, which was originally formed as TCZ GmbH, a Swiss limited liability company (“TCZ Switzerland”). TCZ is currently developing and will integrate, market and sell, and support tools employing an excimer laser beam to induce crystallization of LTPS processing for the manufacture of flat panel displays.

TCZ is owned 60% by us and 40% by Zeiss and earnings and losses are distributed according to the same percentages.  As an initial capital contribution to TCZ, we contributed certain intellectual property and approximately $14.2 million in cash in the third quarter of 2005.  We consolidate the financial position and results of operations of TCZ and reflect Zeiss’ interest in TCZ as minority interest in our consolidated financial statements.  If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interests.

As a result of the formation of TCZ, we entered into various agreements with TCZ.  Included in these agreements was a long-term supply agreement which requires us to provide TCZ with components for TCZ’s products and an intellectual property agreement which controls the use of any intellectual property developed by us for the joint venture (“JV”).

On September 12, 2006, we amended and restated the JV Agreement to move the location of our TCZ joint venture from Switzerland to Singapore and to change our joint venture entity to a Singapore corporation. The terms and conditions of the original joint venture agreement we entered into with Zeiss remain in effect, except for the following: 1)   the change in the business location; 2) the addition of TCZ Pte. Ltd.  as a party to the amended and restated JV Agreement and successor to the rights and obligations of TCZ Switzerland and 3) the updates to the governance provisions to reflect differences in Swiss and Singapore corporate law.

Based upon our analysis of the TCZ operations and Cymer as a consolidated entity, we have determined that TCZ qualifies as a separate operating segment.  See Note 15.

3.                       BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of December 31, 2005 and 2006 (in  thousands):

	December 31,
	2005	2006
ACCOUNTS RECEIVABLE:
Trade	$88,404	$113,599
Other	2,170	3,201
	90,574	$116,800
Less allowance for doubtful accounts	(756)	(943)
Total	$89,818	$115,857

INVENTORIES:
Raw materials	$42,482	$39,512
Work-in-progress	18,408	24,082
Finished goods	38,601	55,812
Allowance for excess and obsolete inventory	(10,445)	(15,110)
Total	$89,046	$104,296

UNEARNED INCOME:
Funded development contracts	$796	$145
Service contracts	880	2,349
License agreement	50	50
	$1,726	$2,544
PROPERTY AND EQUIPMENT:
Land	$9,080	$9,080
Building	89,852	90,349
Building improvements	6,687	7,538
Furniture and equipment	85,804	89,054
Capitalized light sources	41,739	46,294
Leasehold improvements	3,473	3,447
Construction in process	1,552	2,675
	238,187	248,437
Less accumulated depreciation and amortization	(120,936)	(136,363)
Total	$117,251	$112,074

Depreciation expense totaled $24.7 million, $25.0 million and $21.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

4.            INVESTMENTS

Investments at December 31, 2005 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term:
Corporate debt securities	$17,079	$—	$(179)	$16,900
Commercial paper	4,611	—	(2)	4,609
U.S. government agencies	77,868	—	(768)	77,100
Auction rate securities	31,575	—	—	31,575
Other	20	—	—	20
Total	$131,153	$—	$(949)	$130,204

Long-term - U.S. government agencies	$30,000	$—	$(605)	$29,395

Investments at December 31, 2006 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term:
U.S. government agencies	$93,256	$5	$(393)	$92,868
Auction rate securities	115,075	—	—	115,075
Total	$208,331	$5	$(393)	$207,943

Long-term:
Corporate debt securities	5,414	—	(24)	5,390
U.S. government agencies	3,000	—	(6)	2,994
Total	$8,414	$—	$(30)	$8,384

As of December 31, 2006, the contractual maturities of debt securities were as follows (in thousands):

	Less than	One to
	One Year	Three Years	Total
Short-term:	$207,943	$—	$207,943
Long-term:	—	8,384	8,384

Total	$207,943	$8,384	$216,327

The following table shows the fair value of our investments with gross unrealized losses that are not deemed to be other-than-temporarily impaired grouped by investment category at December 31, 2006:

		Gross
	Market	Unrealized
	Value	Loss

Corporate debt securities	$5,390	$(24)
U.S. government agencies	82,322	(399)
Total	$87,712	$(423)

At December 31, 2006, we did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The unrealized losses are the result of market conditions affecting fixed-income securities. Because our general intent is to hold our investment securities to maturity, and considering the high quality of the investment securities, we are confident that the unrealized losses at December 31, 2006 represent a temporary condition and will not result in realized losses on sale or maturity of the securities. We review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, effective unrealized gains and losses on forward contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

See the Consolidated Statements of Stockholders’ Equity for the impact of the components of comprehensive loss to our net income.

The following table summarizes the change in each component of accumulated other comprehensive loss for the years ended December 31, 2004, 2005 and 2006 (in thousands):

		Translation adjustment	Total unrealized loss on available-for-sale investments, net of tax	Total unrealized gain (loss) on derivatives, net of tax	Net unrealized pension loss (1)	Accumulated other comprehensive loss
January 1, 2004	Balance	$(4,473)	$1,448	$(2,709)	$—	$(5,734)
	Period net change	697	(1,672)	2,254		1,279
December 31, 2004	Balance	$(3,776)	$(224)	$(455)	$—	$(4,455)
	Period net change	(4,381)	(574)	385	—	(4,570)
December 31, 2005	Balance	$(8,157)	(798)	$(70)	$—	$(9,025)
	Period net change	4,173	706	87	(7)	4,959
December 31, 2006	Balance	$(3,984)	$(92)	$17	$(7)	$(4,066)

(1) See Note 12 under Retirement Plans for additional information.

6.              DEVELOPMENT AGREEMENT AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

The research and development agreement we entered into effective January 23, 2004 with Intel was amended on July 17, 2006 (“Amended Development Agreement”). Under the terms of the original agreement, Intel was to provide us with up to a total of $20.0 million over a three-year period to accelerate the development of production-worthy extreme ultraviolet (“EUV”) lithography light sources. Under the terms of the Amended Development Agreement, most of the mutual obligations between us and Intel have been terminated, including Intel’s obligation to provide us with up to a total of $20.0 million. As of the date of the amendment, we had received a total of $8.5 million from Intel under the original agreement, including an advance payment of $1.3 million paid by Intel at the initiation of the original agreement in 2004. Under the Amended Development Agreement, Intel has no obligation to provide us with further funding beyond the amount we already received and we returned $347,222, which represented the unearned portion of the advance payment made by Intel. Although we will receive no additional funding from Intel under the Amended Development Agreement, we intend to continue to develop the EUV technology as part of our existing product roadmap.  In addition, per the terms of the Amended Development Agreement, we will continue meeting with Intel on a regular basis to review our progress towards developing a production-worthy EUV source system. The total funded amounts recorded under this agreement for the years ended December 31, 2004, 2005 and 2006 were $6.1 million, $1.9 million and $104,000, respectively.

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

We recorded the patent license rights acquired from Intel valued at $8.2 million under this Amended Intellectual Property License Agreement as an intangible asset in our accompanying consolidated balance sheets. These amounts have been capitalized as we expect to use the technology in future research and development projects. See Note 13, Patent License Agreements for more information.

7.              GOODWILL AND INTANGIBLE ASSETS

We account for our goodwill and other indefinite life intangible assets in accordance with SFAS No. 142. Under SFAS No. 142, our goodwill is subject to an annual impairment test. In addition, SFAS No. 142 requires us to test for goodwill impairment at the reporting unit level. For the year ended December 31, 2006, we concluded that we have two separate reporting units, our primary business to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors and our TCZ joint venture with Zeiss that is currently developing a process tool for use in the manufacture of flat panel displays. During the fourth quarter of 2006 we completed our annual impairment test of goodwill and intangibles and concluded that no impairment of goodwill or intangibles existed. As a result, no impairment loss was recorded during the year ended December 31, 2006. Since all of our recorded goodwill was acquired prior to the formation of TCZ, none of the goodwill was allocated to the TCZ reporting unit.

Changes in goodwill from the year ended December 31, 2005 to the year ended December 31, 2006 consisted of approximately $475,000 as a result of our acquisition of the final 19% minority interest in Cymer Korea in January 2006. The carrying amount of goodwill was $8.4 million and $8.8 million as of December 31, 2005 and 2006, respectively.

Intangible assets — net, within the accompanying balance sheets represents amounts associated with patents that were acquired in 2001, 2003, 2005 and 2006. As of December 31, 2005 and December 31, 2006, the net carrying amount of these patents was $10.5 million and $15.9 million, respectively. The accumulated amortization of these patents at December 31, 2005 and December 31, 2006 was $8.3 million and $11.1 million, respectively. Amortization expense of our patents was $2.4 million, $2.4 million and $2.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

As of December 31, 2006, future estimated amortization expense for these patents for the next five years and beyond is expected to be as follows (in thousands):

Future
Amortization
Year ending December 31, 2007	$3,046
Year ending December 31, 2008	3,046
Year ending December 31, 2009	1,564
Year ending December 31, 2010	675
Year ending December 31, 2011	675
Thereafter	6,873

8.              CREDIT FACILITIES

Margin Facility — During 2005 and 2006, we maintained a revolving credit facility referred to as a “margin facility” with a large U.S. financial institution. The facility carries a preferred interest rate which is tied to the U.S. Federal Funds rate, and is secured by certain investment securities which we hold at the same financial institution. The applicable rate of interest on this facility at December 31, 2005 and 2006 was approximately 4.95% and 6.0%, respectively. No amounts were outstanding under this facility during 2005 or 2006.

Foreign Currency Exchange Facilities — During 2005 and 2006, we maintained foreign currency exchange facilities with five financial institutions in the U.S. See also “Derivative Instruments” in Note 1. The foreign currency exchange facilities provided up to $100.0 million in 2005 and 2006 to be utilized for spot and futures foreign currency exchange contracts for periods of up to one year. As of the years ended December 31, 2005 and 2006, $46.2 million and $42.0 million was utilized under the foreign currency exchange facilities, respectively.

9.              CONVERTIBLE SUBORDINATED NOTES

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. We may redeem the notes after February 20, 2005 at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, $49.2 million and $60.0 million principal amount of these notes, respectively. As a result of these repurchases we recognized a gain on debt extinguishment of $911,000 in 2004 and $2.2 million in 2005. As of December 31, 2005 and 2006, we had $140.7 million principal amount of the notes outstanding.

10.       STOCKHOLDERS’ EQUITY

Common Stock Warrants — During 2001, we issued warrants to purchase 200,000 shares of our common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents (See Note 13). During 2005 and 2006, no warrants were granted. In May 2006, all 200,000 warrants were exercised for total proceeds of $6.3 million in cash.

Stock Repurchase Program — In January 2005, our board of directors authorized us to repurchase up to $50 million of our common stock in the open market or in privately negotiated transactions.  We executed stock repurchases under this program until the full $50 million was repurchased at the end of May 2005. As a result of this program, we repurchased 1.9 million shares of our common stock.

On July 28, 2006, our board of directors authorized us to repurchase up to $150 million of our common stock under a second repurchase program. The purchases will be made from time to time in the open market or in privately negotiated transactions and the program may be discontinued at any time. Total purchases through December 31, 2006 were $100.7 million or 2.6 million shares under this 2006 approved program.

Stock Option Plans — We have the following stock option plans:

2005 Equity Incentive Plan (the “2005 Plan”) — In May 2005, at our annual meeting of stockholders, our stockholders approved the 2005 Plan. The 2005 Plan provides for the grant or award of various equity incentives to our employees, directors and consultants. Upon approval of the 2005 Plan by the stockholders, we discontinued the use of our 1996 Stock Option Plan and 2000 Equity Incentive Plan for future equity awards. Options issued under the 2005 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. Stock unit awards issued under the 2005 Plan generally vest one year from the date granted. A total of 1,000,000 shares of common stock are reserved for issuance under the 2005 Plan and it provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards. Options to purchase 635,948 shares are outstanding and 344,154 shares remain available for grant under this plan as of December 31, 2006.

1996 Stock Option Plan (the “1996 Plan”) — The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants.  The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the approval of the 2005 Plan. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan.  Of these shares, options to purchase 1,607,671 shares are outstanding as of December 31, 2006.

2000 Equity Incentive Plan (the “2000 Plan”) — In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who were neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant.  Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant. The 2000 Plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000. The plan was terminated in May 2005 with the approval of the 2005 Plan. Of these shares, options to purchase 1,232,520 shares are outstanding as of December 31, 2006.

ACX 1993 Stock Option Plan (the “ACX Plan”) — We assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001. Outstanding options may be exercised solely for shares of our common stock, according to the conversion ratio established in the terms of the acquisition. The outstanding ACX options were converted to options to purchase 336,109 of our shares, at exercise prices ranging from $2.08 to $38.71 per share. The ACX Plan provided for the grant of incentive and nonstatutory options to purchase shares of common stock to employees, directors and consultants at exercise prices not less than 100% of the fair market value of common stock on the dates the options were granted. Options issued under the ACX Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. No further options will be issued under the ACX Plan. As of December 31, 2006, no options to purchase shares are outstanding under the ACX Plan.

In 1996, we adopted a 1996 Director Option Plan (the “Director Option Plan”) whereby 200,000 shares were reserved for option grants to our directors. There were 80,000 options issued under the Director Option Plan in 1997. The Director Option Plan was terminated in October 1997 and none of these options remain outstanding as of December 31, 2006.

Stock Options

A summary of the stock option activity under all stock option plans is as follows (in thousands, except per share data):

		Options Outstanding
	Stock Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at January 1, 2004	1,594	7,226	$30.36
Granted	(1,053)	1,053	36.73
Exercised	—	(502)	23.34
Cancelled	315	(248)	29.98
Expired	(4)	(67)	44.16

Balance at December 31, 2004	852	7,462	31.62
Reserved for 2005 Plan	1,000	—
Granted	(732)	732	29.90
Exercised	—	(928)	24.27
Cancelled	342	(131)	30.97
Expired	(799)	(211)	40.67

Balance at December 31, 2005	663	6,924	32.15
Granted	(331)	313	44.94
Exercised	—	(3,509)	30.91
Cancelled	270	(213)	30.90
Expired	(258)	(57)	48.73

Balance at December 31, 2006	344	3,458	$34.38

Exercisable at December 31, 2006		2,696	$33.60

The following table summarizes information as of December 31, 2006 concerning currently outstanding and exercisable options:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/06 (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable As of 12/31/06 (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$12.75-$15.73	4	1.67	$12.75	$115	4	$12.75	$115
$16.32-$19.98	193	5.22	19.19	4,784	193	19.19	4,784
$20.00-$25.76	405	4.36	23.24	8,382	384	23.21	7,963
$25.79-$31.66	644	6.02	28.66	9,844	463	28.88	6,974
$31.69-$39.81	1,457	5.12	35.82	11,848	1,207	36.11	9,466
$39.85-$48.64	534	7.20	44.83	—	275	44.87	—
$48.73-$55.13	221	5.34	50.25	—	170	50.71	—
$12.75-$55.13	3,458	5.54	$34.38	$34,973	$2,696	$33.60	$29,302

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on a per share price of $43.95, the closing price of our common stock on December 31, 2006 as reported by The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of December 31, 2006 was 2.3 million.

The weighted average per share fair value of the options granted was $21.76, $17.39, and $18.85 during the years ended December 2004, 2005 and 2006, respectively.

The total intrinsic value of options exercised was $8.9 million, $10.2 million and $62.0 million during the years ended December 2004, 2005 and 2006, respectively.

The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2006 was approximately $108.4 million. In connection with these exercises, the tax benefits recognized by us for the year ended December 31, 2006 was $21.5 million.

We settle employee stock option exercises with newly issued shares of our common stock.

Stock Units

In January 2006, our board of directors approved the use of annual stock unit awards for non-employee directors pursuant to our 2005 Plan in lieu of quarterly stock options grants. The number of shares subject to each stock unit award is determined by dividing $100,000 by the closing price per share of our common stock as of the date of grant. During the year ended December 31, 2006, 17,948 shares subject to such stock units awards were granted to non-employee directors with a grant date fair value of $39.00 per share. Each stock unit award shall vest 100% after one year from the date of grant. Stock based compensation expense for stock units for the year ended December 31, 2006 was $671,000.

A summary of the change in stock unit awards outstanding during the year ended December 31, 2006 is as follows (in thousands, except life data):

	Shares (in thousands)	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2006 (in thousands)
Beginning Outstanding	—	—	—
Awarded	18	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Outstanding	18	0.04	$789
Ending Exercisable	—	—

Weighted Average Remaining Recognition Period - 0.04 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $43.95 as of December 31, 2006.

Employee Stock Purchase Plan

1996 Employee Stock Purchase Plan (the “ESPP”) — Our ESPP is intended to qualify for favorable income tax treatment associated with rights granted under an employee stock purchase plan which qualifies under Section 423 of the Internal Revenue Code.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.  Our ESPP was amended in 2005. The amendment: a) changed the duration of offering periods under the plan from two years to six months, b) reduced the discount to market price used to determine the purchase price for shares of our common stock under the plan from 15% to 5%, and c) eliminated the “lookback” feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period. As a result of the amendment the plan became non-compensatory.

On February 7, 2006, our board of directors amended our ESPP to extend the expiration date of the plan until July 31, 2016. In addition, on May 18, 2006, our stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

The number of shares issuable under the ESPP as of December 31, 2006 was 366,295, and 1,133,715 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by SFAS No. 123R, no stock-based compensation expense is recorded for our ESPP.

The total cash received from employees as a result of ESPP shares issued during the year ended December 31, 2006 was approximately $1.3 million.

11.         INCOME TAXES

Total income taxes for the years ended December 31, 2004, 2005 and 2006 were allocated as follows (in thousands):

	Years ended December 31,
	2004	2005	2006

To income from continuing operations	$15,144	$262	$46,137
To stockholders’ equity and goodwill	(2,748)	(736)	(19,759)
Total income taxes	$12,396	$(474)	$26,378

The breakdown of income before income tax provision and minority interest and the components of the provision for income taxes on continuing operations on U.S. and foreign pre-tax income are summarized as follows (in thousands):

	Years ended December 31,
	2004	2005	2006

U.S. pre-tax income	$48,369	$43,002	$137,961
Foreign pre-tax income	12,205	2,786	731
Total	$60,574	$45,788	$138,692

Current income taxes:
Federal	$(794)	$1,576	$24,541
State	78	(11)	665
Foreign	1,838	1,032	3,813
Total	1,122	2,597	29,019

Deferred income taxes:
Federal	16,455	328	15,641
State	(1,226)	(2,338)	964
Foreign	(1,207)	(325)	513
Total	14,022	(2,335)	17,118
Income tax provision	$15,144	$262	$46,137

The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate (35%) to income before income tax expense.  The items causing this difference for each period are as follows (in thousands):

	Years ended December 31,
	2004	2005	2006

Provision at statutory rate	$21,201	$16,026	$48,542
Foreign provision in excess of (less than) federal statutory rate	2,958	(1,443)	3,739
State income taxes, net of federal benefit	(135)	(2,035)	1,629
Extraterritorial income exclusion benefit	(7,305)	(7,571)	(3,629)
U.S. manufacturing benefit	—	—	(897)
Federal tax credits	(1,139)	(3,896)	(3,500)
Change in cash surrender value of life insurance	—	(883)	(1,117)
Change in valuation allowance	—	293	910
Other	(436)	(229)	460
Provision at effective tax rate	$15,144	$262	$46,137

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2006

Deferred tax assets:
Reserves and accruals not currently deductible	$19,216	$20,731
Difference between book and tax basis of inventory	5,667	6,297
Tax carryforwards	39,363	26,227
Tax effect of foreign transactions	6,192	5,950
Foreign deferred tax assets	3,731	4,080
Total gross deferred tax assets	74,169	63,285
Valuation allowance	(293)	(1,203)
Net deferred tax assets	73,876	62,082
Deferred tax liabilities:
Difference between book and tax basis of property and equipment	(5,986)	(2,787)
Reserves and accruals not currently taxable	(123)	(86)
Total deferred tax liabilities	(6,109)	(2,873)
Net deferred tax assets	$67,767	$59,209

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. With regard to certain deferred tax assets related to our TCZ joint venture and French branch operations, we believe there is insufficient evidence to conclude that realization of the benefit is more likely than not, and therefore we have provided a full valuation allowance of $1.2 million against these assets.  With regard to all other deferred tax assets, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit, and therefore no valuation allowance has been provided for these assets.

At December 31, 2006, we had federal tax credit carryforwards of $11.7 million, which begin to expire in 2018.  At December 31, 2006, we had state tax credit carryforwards of $14.2 million,  which may be carried forward indefinitely. At December 31, 2006, we had foreign NOL carryforwards of $2.6 million which may be carried forward indefinitely.

Our 2004 and 2005 U.S. federal income tax returns are under audit by the Internal Revenue Service (“IRS”). The audit has focused primarily on our extraterritorial income exclusion for these years.  No assessments or changes have been proposed to date by the IRS auditors.

We benefit from a tax holiday in Korea where we manufacture certain products.  The tax holiday is awarded by Korea’s Ministry of Finance and Economy to promote capital investment in certain qualified high-technology businesses.  The holiday is effective for a 10-year period, from 2003 through 2012, and provides exemption from corporate income tax of 100% of eligible income through 2009 and 50% of eligible income from 2010 through 2012.  Since its inception, the tax holiday has produced tax benefits to us totaling $3.6 million.

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance, with the exception of our TCZ joint venture. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $58 million of undistributed earnings from non-U.S. operations as of December 31, 2006.  It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

12.       CONTINGENCIES AND COMMITMENTS

Leases — We lease certain facilities under non-cancelable operating leases.  The lease terms on these facilities are through January 1, 2010 and provide for certain rent abatements and minimum annual increases and options to extend the terms.  In addition, we have a land lease in Korea with a lease term through December 2020. This land lease is exempt from lease payments because the building meets certain investment and operational criteria of the Korean government.  From time to time we lease certain equipment and vehicles under either capital or operating leases.  We had no capital lease agreements as of December 31, 2006.

Rent expense under operating leases net of sublease rental income is recognized on a straight-line basis over the life of the related leases, and totaled approximately $6,495,000, $679,000 and $334,000 for the years ended December 31, 2004, 2005 and 2006, respectively.  Rent expenses for 2004 and 2005 include $3.0 million and $384,000 in costs recorded for lease losses associated with our subleasing activities for our San Diego and Charlestown facilities, respectively.  Sublease rental income totaled $1,085,000, $4,044,000 and $4,666,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Total future minimum lease commitments under operating leases are as follows (in thousands):

Years ending December 31,	Operating

2007	$5,095
2008	4,088
2009	3,393
2010	89
2011 & thereafter	18
Total	$12,683

The following represents future minimum rentals to be earned under our noncancelable subleases (in thousands). These amounts are directly offset to the operating lease amounts above.

Sublease
Years ending December 31,	Payments

2007	$3,604
2008	1,526
2009	1,124
Total	$6,254

Employee Savings Plan — We have a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to certain annual IRS limits.  The plan is available to substantially all full-time U.S. employees and, per the terms of the plan, we are allowed to make a  matching contribution of up to 5% of each participating employee’s compensation, not to exceed $5,000 per year. Under the plan, we contributed $2.8 million, $2.4 million and $3.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Executive Deferred Compensation Plan — We have an executive deferred compensation plan for certain officers and key executives.  Beginning in 2001, we used corporate owned life insurance to finance the plan.  Compensation expense under this plan totaled $182,000, $222,000 and $628,000 for the years ended December 31, 2004, 2005 and 2006, respectively.  Our liability for deferred compensation totaled $4.1 million and $4.5 million as of December 31, 2005 and 2006, respectively, and is included in other liabilities.  The cash surrender value of the life insurance policies totaled $2.5 million as of December 31, 2005 and 2006 and is included in other assets.

Executive Option and Group Health Coverage Extension Program — We have an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements.  This program is designed to provide extended benefits to eligible executives who retire and cease to serve us on a full-time basis.  Under the terms of the plan, the executive acts as our consultant for a term of four years.  In return for these services, the program allows the executive to continue vesting in his or her stock options after the retirement separation date. The program also provides the executives with specified health insurance continuation benefits until the age of 65.  We had one former executive who participated in this program in 2005 and 2006. The cost for this program was not material in either year.

Retirement Plans — Two of our subsidiary offices, Cymer Japan and Cymer Korea, have retirement allowances and pension plans covering a substantial portion of their employees.  Benefits under these plans are based upon years of service and compensation levels.   Details on each of these plans are as follows.

Cymer Japan - Cymer Japan has a Retirement Allowance and Pension Plan (“pension plan”) for all Cymer Japan employees, as well as a retirement allowance for Japanese directors (“directors’ plan”).  Expense under these plans totaled approximately $536,000, $321,000 and $248,000 for the years ended December 31, 2004, 2005 and 2006, respectively.   The expenses for the pension plan are recorded pursuant to the accounting requirements under Statements of Financial Standards No. 87, 88 and 132(R). We use November 30 as the measurement date. Our liability for both plans totaled approximately $1.4 million and $1.5 million as of December 31, 2005 and 2006, respectively. Although the total expenses and liability balances provided above include both plans, the directors’ plan is immaterial to all amounts and years provided.  The projected benefit obligation at December 31, 2005 and 2006 was approximately $1.3 million and $1.4 million, respectively.  The accumulated benefit obligation at December 31, 2005 and 2006 was approximately $1.0 million for both years. There was an unrecognized actuarial loss of approximately $69,000 at December 31, 2005 and an unrecognized actuarial gain of approximately $66,000 at December 31, 2006.

The pension plan is an unfunded plan and includes no plan assets. The net periodic pension costs for the year 2007 are estimated at approximately $229,000. Estimated future benefit payments expected under the pension plan from 2007 through 2011, and thereafter are approximately $89,000, $101,000, $115,000, $185,000, $198,000 and $665,000, respectively.  The following assumptions were used in the actuarial calculations for 2005 and 2006.  The estimated salary increases were 4% and 3.5% for 2005 and 2006, respectively.  The mortality rates for both 2005 and 2006 were as announced by the Japanese Ministry of Health and Welfare on October 2004 for use in funding valuation of the Employees Pension Fund. The discount rates used in the actuarial calculations were 1.50% and 2% for 2005 and 2006, respectively.

As discussed in Note 1, we adopted SFAS No. 158 for the year ending December 31, 2006.  Due to the unrecognized actuarial gain in 2006 for the Cymer Japan pension plan, the adoption of SFAS No. 158 resulted in a decrease of approximately $66,000 in our other liabilities and an increase of approximately $39,000 in our accumulated other comprehensive loss for the tax affected portion of the unrecognized actuarial gain. We do not plan to recognize as a component of net period benefit cost in 2007 the $39,000 recorded in accumulated other comprehensive loss for 2006 as the total amount does not exceed 10% of the projected benefit obligation as of December 31, 2006. There were no unrecognized transition costs or unrecognized prior service costs for either of the years ended December 31, 2005 or December 31, 2006 for the Cymer Japan pension plan.

Cymer Korea — Cymer Korea has a government mandated Retirement Allowance and Pension Plan (“pension plan”) for all Cymer Korea employees.  Expense under this plan totaled approximately $279,000, $319,000 and $249,000 for the years ended December 31, 2004, 2005 and 2006, respectively.  The expenses for the pension plan are recorded pursuant to the accounting requirements under Statements of Financial Standards No. 87, 88 and 132R. We use November 30 as the measurement date. Our liability for the pension plan totaled approximately $403,000 and $461,000 as of December 31, 2005 and 2006, respectively.  The projected benefit obligation and the accumulated benefit obligation were approximately $1.1 million and $795,000 at December 31, 2006, respectively. The unrecognized actuarial loss was approximately $59,000 at December 31, 2006.

The net periodic pension costs for the year 2007 are estimated at approximately $274,000. Estimated future benefit payments expected under the pension plan from 2007 through 2011, and thereafter are approximately $113,000, $117,000, $126,000, $131,000, $133,000 and $734,000, respectively.  We expect to make contributions of $243,000 to the plan in 2007. The following assumptions were used in the actuarial calculations for 2006. The estimated salary increase was 6%.  The mortality rates were based upon data announced by the Korea Insurance Development Institute as required by Korean regulations for pension plans with less than 300 employees. The discount rate used in the actuarial calculation was 5.06% and the expected rate of return on plan assets was 4.60%.

Cymer Korea has an established life insurance trust fund to maintain the pension plan assets.  The life insurance fund is a guaranteed investment product and is heavily regulated by the Korean government.  As of December 31, 2006, total plan assets were $655,000.  To develop the expected long-term rate of return on plan assets assumption, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class.  We then weighted the expected return for each asset class based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption in the portfolio.  This resulted in our selection of the 4.60% assumption.

Due to the unrecognized actuarial loss for the Cymer Korea pension plan in 2006, the adoption of SFAS No. 158 resulted in an increase of approximately $59,000 in our other liabilities and a decrease of approximately $46,000 in our accumulated other comprehensive loss for the tax affected portion of the actuarial loss. We do not plan to recognize as a component of net period benefit cost in 2007 the $46,000 recorded in accumulated other comprehensive loss for 2006 as the total amount does not exceed 10% of the projected benefit obligation as of December 31, 2006.  There were no unrecognized transition costs or unrecognized prior service costs for either of the years ending December 31, 2005 or December 31, 2006 for the Cymer Korea pension plan.

Korea Customs Investigation — In 2002, the customs agency in Korea had asserted that parts being imported into Korea from our corporate office in San Diego were classified improperly for customs and duties purposes and some used items, which were returned to San Diego, were valued improperly during the period from 1997 through July 2003.  Although we did not agree with these assertions, Korean customs assessed and required us to pay additional duties related to shipments during this time period.  As a result of these assertions and discussions that we had with the customs agency in Korea, we recorded an expense of $4.7 million in the cost of product sales for the year ended December 31, 2003.  Payments made to the customs agency in Korea were $2.5 million and $1.9 million during 2003 and 2004, respectively. The 2004 payment was net of a $289,000 refund received from the Korea customs agency.  In 2004, we received notification from the Korean customs agency that we would receive a refund of a portion of duties previously paid. As a result, we recorded a $2.3 million reduction to cost of product sales and $100,000 to interest income in the accompanying consolidated statements of operations for the year ended December 31, 2004 related to this refund.  No balances related to this refund were outstanding as of December 31, 2006.

Contingencies — We are party to legal actions in the normal course of business.  Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

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

13.       PATENT LICENSE AGREEMENTS

In May 2001, we acquired certain patents for use in our deep ultraviolet (“DUV”) light source applications.  The total consideration for this transaction was $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were valued on the date of issuance using the Black-Scholes pricing model using the following assumptions: 87% volatility, 5.0% risk-free interest rate and 4.6 years expected life.  The total value of these patents are being amortized over eight years which represents the remaining useful life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are used in products which are currently being shipped to customers.

In November 2003, we acquired the rights to the same list of patents as in the May 2001 agreement but for a different field of use, for a total amount of $6.0 million in cash.  This license agreement allows us to use the patents for EUV and other future applications.  The total value of these patents are being amortized over a period of 5.5 years which represents the remaining useful life of the patents purchased under the agreement. The amortization of these patents is included in research and development expenses on the accompanying statements of operations since the field of use involves applications which are still in the research and development stages.

Per the terms of the May 2001 and November 2003 patent license agreements relating to the above, we are required to pay a minimum $200,000 royalty annually in the event that we do not ship a certain number of production tools to third parties which contain the intellectual property that we in-licensed under these agreements.  This royalty provision which applies to both agreements, became effective on January 1, 2006. Although this royalty was not triggered in 2006 for the DUV light source applications that we shipped, it was triggered for the EUV field of use since we did not ship any EUV systems to third parties in 2006.  This $200,000 royalty for 2006 is included in research and development expenses on the accompanying statements of operations.

In November 2005, we acquired certain patents for use in our DUV  light source applications in mask based lithography for a total of $2.5 million in cash.  The total value of these patents are being amortized over a period of 14.65 years which represents the average remaining useful life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are mainly being used in products which are currently being shipped to customers.

In June 2006, we acquired certain patent license rights valued at $8.2 million for use in our continuing research and development efforts related to EUV.  The acquisition of these patent license rights are associated with the Amended Intellectual Property License Agreement with Intel which is discussed in Note 6 to our consolidated financial statements. The total value of these patent license rights are being amortized over a period of 16.29 years which represents the average remaining useful life of all of the patents purchased under this amendment. The amortization of these patents is included in research and development expenses on the accompanying statement of operations since the field of use involves applications which are still in the research and development stages.

As of December 31, 2005 and 2006, the net carrying amount related to all of these patent license agreements was $10.5 million and $15.9 million, respectively.

14.       RELATED PARTY TRANSACTIONS

Collaborative Arrangement — We have a collaborative arrangement with a Japanese company that was also a stockholder of ours until 2000.  The arrangement, entered into in August 1992, includes a product license agreement and contract manufacturing agreement. In early 2003, we mutually agreed to terminate the contract manufacturing agreement. The general provisions of the product license agreement are as follows:

We granted to the stockholder the exclusive right in Japan and the non-exclusive right outside Japan to manufacture and sell one of our products and any subsequent enhancements. We also granted the stockholder the right of first refusal to license and fund the development of new technologies not developed with funding from other parties.  In exchange for these rights, we received up-front license fees and were entitled to royalties of 5% on related product sales through September 1999, after which the royalty rate was subject to renegotiation.  To date there has been no renegotiation of the royalty rate.  The license agreement also provides that product sales between us and the stockholder will be at a 15% discount from the respective companies’ list price. The agreement terminates in August 2012.  There was no activity under this agreement in 2004, 2005 and 2006.

Joint Venture Agreement —  As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended in September 2006, Zeiss is now a related party.  In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and sell our light source system products to Zeiss periodically. We recorded revenue associated with this related party of $400,000 and $7.4 million for the years ended December 31, 2005 and 2006, respectively.  As of December 31, 2005 and 2006, we had accounts receivable balances of $588,000 and $834,000, respectively, and accounts payable balances of $5.0 million and $4.9 million, respectively, all of which were associated with these related party transactions with Zeiss.

15.   SEGMENT INFORMATION

Our primary business is to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors.  In addition, as discussed in Note 2, we entered into a joint venture agreement in July 2005 with Zeiss and formed TCZ.  On September 12, 2006, we amended the joint venture agreement to move the location of TCZ from Switzerland to Singapore. As a result, the geographic information table below reflects that the majority of TCZ’s assets were located in Europe in 2005 and in Asia in 2006. TCZ is currently developing a process tool for use in the manufacture of flat panel displays. TCZ is owned 60% by us and 40% by Zeiss and we consolidate the financial position and results of operations of TCZ into our consolidated financial statements.

In accordance with Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosure about Segments of an Enterprise and Related Information”, we determined that our business consists of two operating segments.  Although the assets and results of operations of the TCZ business do not exceed established quantitative thresholds included in SFAS No. 131 for the years ended December 31, 2005 and 2006, we have provided the following segment information (information is in thousands and TCZ net income is presented net of minority interest):

	Year ended December 31, 2005
	Cymer	TCZ	Total

Revenue	$383,648	$—	$383,648

Net Income (Loss)	$48,574	$(2,022)	$46,552

Total Assets	$761,859	$29,517	$791,376

	Year ended December 31, 2006
	Cymer	TCZ	Total

Revenue	$543,855	$—	$543,855

Net Income (Loss)	$100,094	($4,446)	$95,648

Total Assets	$926,999	$22,095	$949,094

Geographic Information

Sales to unaffiliated customers, long-lived assets, all other identifiable assets and total identifiable assets, classified by operations located in the U.S., Japan, Korea, Taiwan, Singapore, the People’s Republic of China, the Netherlands, and Switzerland are as follows (in thousands):

	Year ended December 31, 2004

			Asia	Europe
			(Korea, Taiwan,	(the Netherlands and
	U.S.	Japan	Singapore and China)	Switzerland)	Consolidated

Sales to unaffiliated customers (1)	$212,283	$132,512	$53,623	$19,661	$418,079

Long lived assets (2)	114,134	3,115	5,249	1,050	123,548
All other identifiable assets	575,696	52,470	54,037	13,085	695,288

Total identifiable assets	$689,830	$55,585	$59,286	$14,135	$818,836

	Year ended December 31, 2005

			Asia	Europe
			(Korea, Taiwan,	(the Netherlands and
	U.S.	Japan	Singapore and China)	Switzerland)	Consolidated

Sales to unaffiliated customers (1)	$180,804	$118,563	$63,612	$20,669	$383,648

Long lived assets (2)	108,892	2,231	5,129	999	117,251
All other identifiable assets	528,969	49,644	54,638	40,874	674,125

Total identifiable assets	$637,861	$51,875	$59,767	$41,873	$791,376

	Year ended December 31, 2006

			Asia
			(Korea, Taiwan,	Europe
	U.S.	Japan	Singapore and China)	(the Netherlands)	Consolidated

Sales to unaffiliated customers (1)	$292,481	$119,969	$105,336	$26,069	$543,855

Long lived assets (2)	103,076	1,292	7,005	701	112,074
All other identifiable assets	680,511	44,569	95,936	16,004	837,020

Total identifiable assets	$783,587	$45,861	$102,941	$16,705	$949,094

(1) Sales to unaffiliated customers consist of sales generated from each of the geographic locations. All significant intercompany balances are eliminated in consolidation.  Intercompany sales to our subsidiaries are generally priced between 90% to 95% of the price of products sold to outside customers.

(2) Long-lived assets include net property, plant and equipment attributed to the geographic location in which they are located.

16.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below includes quarterly data for the years ended December 31, 2005 and 2006 (in thousands, except per share data):

	Year ended December 31, 2005
	1st	2nd	3rd	4th (2)

Revenues	$84,810	$96,392	$99,653	$102,793

Operating income	$5,077	$8,925	$12,181	$14,493

Net income	$5,385	$11,015	$12,684	$17,468

Basic earnings per share (1)	$0.15	$0.31	$0.36	$0.49

Diluted earnings per share (1)	$0.14	$0.30	$0.35	$0.48

	Year ended December 31, 2006
	1st	2nd	3rd	4th (3)

Revenues	$127,117	$135,379	$143,918	$137,441

Operating income	$24,273	$29,023	$34,979	$30,856

Net income	$20,603	$22,602	$27,032	$25,411

Basic earnings per share (1)	$0.55	$0.58	$0.71	$0.68

Diluted earnings per share (1)	$0.52	$0.55	$0.68	$0.65

(1)       Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(2)      Includes additional net income of approximately $804,000 due to the correction of our income tax provision for prior periods as a result of our ineffective internal controls over our accounting for income taxes.  These control deficiencies resulted in undetected errors in our consolidated income tax provision.  Such errors were corrected in the fourth quarter of 2005, resulting in a reduction to income tax expense.

(3)      During the fourth quarter of 2006, we corrected unrecorded stock-based compensation expense relating to grant date errors for a small number of stock options that were granted primarily in 1999.  The errors primarily resulted from either not following our formal stock option approval process or making immaterial accounting clerical errors. The total amount of the unrecorded stock compensation expense was $4.2 million and related to fiscal years 1999 through 2003.  We analyzed this accounting error and determined that it is immaterial to all prior periods impacted and to the current year financial statements.  As a result of this analysis, we recorded the correcting entry related to this unrecorded stock compensation in the quarter ended December 31, 2006.  This adjustment resulted in a $4.2 million decrease in 2006 operating income and a $2.6 million decrease in 2006 net income.

CYMER, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	Balance at	Additions			Balance
	Beginning	(net)			at End
	of Year	(1)	Deductions		of Year

Allowance for Doubtful Accounts Accounts and Notes

Year ended December 31, 2004	$1,964	$199	$(1,543)	(2)	$620
Year ended December 31, 2005	$620	$136	$—		$756
Year ended December 31, 2006	$756	$205	$(18)		$943

Inventory Allowance

Year ended December 31, 2004	$12,028	$9,474	$(8,842)		$12,660
Year ended December 31, 2005	$12,660	$3,221	$(5,436)		$10,445
Year ended December 31, 2006	$10,445	$10,095	$(5,430)		$15,110

(1)  Includes reversal of allowance amounts as deemed necessary.

(2)  Represents write-off of note receivable and accrued interest.

See accompanying report of independent registered public accounting firm.

S-1