Form 10-Q
period 2007-03-31
CYMER INC
filed 2007-05-08
CIK 897067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
☐Yes  ☒No

The total number of shares of Common Stock, with $0.001 par value, outstanding on May 4, 2007 was 36,068,221.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In thousands, except share data)

	December 31,	March 31,
	2006	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$302,098	$327,810
Short-term investments	207,943	193,331
Accounts receivable - net	115,857	113,082
Accounts receivable - related party	834	1,712
Foreign currency forward exchange contracts	652	108
Inventories	104,296	112,167
Deferred income taxes	46,943	43,975
Prepaid expenses and other assets	7,143	7,823
Total current assets	785,766	800,008

PROPERTY AND EQUIPMENT - NET	112,074	110,775
LONG-TERM INVESTMENTS	8,384	22,113
DEFERRED INCOME TAXES	12,766	12,783
GOODWILL	8,833	8,833
INTANGIBLE ASSETS - NET	15,880	15,119
OTHER ASSETS	5,391	5,278

TOTAL ASSETS	$949,094	$974,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,711	$22,474
Accounts payable - related party	4,858	4,212
Accrued warranty and installation	29,974	30,680
Accrued payroll and benefits	21,707	16,617
Accrued patents, royalties and other fees	4,262	4,503
Income taxes payable	13,293	1,448
Unearned income	2,544	2,781
Foreign currency forward exchange contracts	—	53
Other current liabilities	3,715	2,320
Total current liabilities	99,064	85,088

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
INCOME TAXES PAYABLE	—	16,069
OTHER LIABILITIES	14,781	15,478
Total liabilities	254,567	257,357

MINORITY INTEREST	6,633	5,918

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 41,774,000 and 41,840,000 shares outstanding at December 31, 2006 and March 31, 2007, respectively	42	42
Additional paid-in capital	557,082	560,005
Treasury stock at cost - 4,536,000 common shares at December 31, 2006 and March 31, 2007, respectively	(150,704)	(150,704)
Accumulated other comprehensive loss	(4,066)	(3,928)
Retained earnings	285,540	306,219
Total stockholders’ equity	687,894	711,634
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,094	$974,909

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2007
REVENUES:
Product sales	$124,902	$126,159
Product sales - related party	2,154	466
Other	61	89
Total revenues	127,117	126,714

COSTS AND EXPENSES:
Cost of product sales	68,691	65,066
Research and development	18,124	19,302
Sales and marketing	6,849	6,969
General and administrative	9,180	8,810
Total costs and expenses	102,844	100,147

OPERATING INCOME	24,273	26,567

OTHER INCOME (EXPENSE):
Foreign currency exchange gain - net	619	427
Interest and other income	6,986	6,417
Interest and other expense	(1,402)	(1,579)
Total other income - net	6,203	5,265

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	30,476	31,832

INCOME TAX PROVISION	10,554	12,227
MINORITY INTEREST	681	716
NET INCOME	$20,603	$20,321

EARNINGS PER SHARE:
Basic earnings per share	$0.55	$0.55
Weighted average common shares outstanding	37,278	37,269

Diluted earnings per share	$0.52	$0.52
Weighted average common and dilutive potential common shares outstanding	41,126	40,617

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended
	March 31,
	2006	2007
OPERATING ACTIVITIES:
Net income	$20,603	$20,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,484	6,364
Non-cash stock-based compensation	2,519	1,356
Minority interest	(681)	(716)
Provision for deferred income taxes	4,230	8,089
Loss on disposal and impairment of property and equipment	6	5
Change in assets and liabilities:
Accounts receivable — net	(21,753)	2,775
Accounts receivable — related party	(2,201)	(878)
Foreign currency forward exchange contracts	1,636	606
Inventories	(12,206)	(7,871)
Prepaid expenses and other assets	680	(762)
Accounts payable	6,201	3,763
Accounts payable - related party	(818)	(646)
Accrued expenses and other liabilities	2,246	(4,889)
Unearned income	56	237
Income taxes payable	(6,133)	(610)
Net cash provided by operating activities	869	27,144

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,661)	(4,114)
Purchases of investments	(54,484)	(38,834)
Proceeds from sold or matured investments	33,572	39,974
Acquisition of minority interest	(7,024)	—
Net cash used in investing activities	(31,597)	(2,974)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	54,090	1,254
Excess tax benefits from stock option exercises	10,154	313
Net cash provided by financing activities	64,244	1,567

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,676	(25)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,192	25,712
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	233,745	302,098

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$269,937	$327,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,522	$2,551
Income taxes paid, net	$1,536	$4,202

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2007

(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Statements — The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q. The consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date; however it may not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.

Principles of Consolidation — The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries — Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), Cymer Korea, Inc. (“Cymer Korea”), and our majority-owned subsidiary, TCZ Pte Ltd., a company incorporated in Singapore (“TCZ Singapore”).  We own 60% of TCZ Pte Ltd.

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

2.              STOCK-BASED COMPENSATION

We grant stock options and awards from our 2005 Equity Incentive Plan (the “2005 Plan”), which provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to our employees, directors and consultants.  Options issued under the 2005 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant.  Stock unit awards issued under the 2005 Plan generally vest one year from the date granted.

During the three months ended March 31, 2006 and 2007, we recognized stock-based compensation expense related to stock options of $2.4 million and $1.3 million, respectively; of which $146,000 and $176,000, respectively, are related to stock unit awards. We also recognized an income tax benefit related to stock-based compensation during the three months ended March 31, 2006 and 2007 of $10.2 million and $313,000, respectively. The fair value of stock-based options granted, less expected forfeitures, is recognized to expense over the requisite service period.

3.              EARNINGS PER SHARE

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

The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended
	March 31,
	2006	2007
NET INCOME:
Net income, as reported (used for basic EPS)	$20,603	$20,321
Adjustment for interest expense on convertible subordinated notes, net of taxes	873	822

Net income, as adjusted for assumed conversion (used for diluted EPS)	$21,476	$21,143

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	37,278	37,269
Effect of dilutive securities:
Warrants	57	—
Options and stock units	977	534
Convertible subordinated notes	2,814	2,814
Diluted weighted average common and potential common shares outstanding	41,126	40,617

Earnings per share:
Basic	$0.55	$0.55
Diluted	$0.52	$0.52

For the three months ended March 31, 2006, weighted average options and warrants to purchase shares of common stock totaling approximately 1.0 million shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three months ended March 31, 2007, weighted average options to purchase shares of common stock totaling approximately 739,000 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

4.              INVENTORIES

Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market and consisted of the following (in thousands):

	December 31,	March 31,
	2006	2007
INVENTORIES:
Raw materials	$33,472	$35,303
Work-in-progress	19,373	21,504
Finished goods	51,451	55,360
Total	$104,296	$112,167

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

The following table summarizes the change in each component of accumulated other comprehensive loss for the three months ended March 31, 2007 (in thousands):

		Total unrealized
		gain (loss) on	Total unrealized		Accumulated
		available-for-sale	gain on		other
	Translation	investments,	derivatives,	Net unrealized	comprehensive
	adjustment	net of tax	net of tax	pension loss	loss
Balance, December 31, 2006	$(3,984)	$(92)	$17	$(7)	$4,066
Period, net change	(27)	159	6	—	138
Balance, March 31, 2007	$(4,011)	$67	$23	$(7)	$(3,928)

Comprehensive income consisted of the following components (in thousands):

	Three months ended
	March 31,
	2006	2007
Net income	$20,603	$20,321

Foreign currency translation adjustments	2,674	(27)
Unrealized gains on available- for-sale investments, net of tax	44	159
Unrealized gains on foreign currency forward exchange contracts, net of tax	84	6
Comprehensive income	$23,405	$20,459

6.              GOODWILL AND INTANGIBLE ASSETS

We account for our goodwill and other indefinite life intangible assets in accordance with Statement of Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, our goodwill is subject to an annual impairment test.  During the fourth quarter of 2006 we completed our annual impairment test of goodwill and intangibles and concluded that no impairment of goodwill or intangibles existed.  The carrying amount of goodwill was $8.8 million as of December 31, 2006 and March 31, 2007.

Intangible assets — net, within the accompanying balance sheets represent amounts associated with patents that were acquired in 2001, 2003, 2005 and 2006.  As of December 31, 2006 and March 31, 2007, the net carrying amount of these patents was $15.9 million and $15.1 million, respectively. The accumulated amortization of these patents at December 31, 2006 and March 31, 2007 was $11.1 million and $11.9 million, respectively.  Amortization expense for our patents was $635,000 and $762,000, for the three months ended March 31, 2006 and 2007, respectively.

As of March 31, 2007, future estimated amortization expense for these patents for the next five years and beyond is expected to be as follows (in thousands):

Future
Amortization
Nine months ending December 31, 2007	$2,285
Year ending December 31, 2008	3,046
Year ending December 31, 2009	1,564
Year ending December 31, 2010	675
Year ending December 31, 2011	675
Thereafter	6,874

7.              INCOME TAXES

We adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

As of the date of adoption, our gross liability for income taxes associated with uncertain tax positions totaled $19.6 million, including interest and penalties.  As a result of the implementation of FIN 48, we recognized an increase of $9.4 million to reserves for uncertain tax positions, of which $5.7 million was recorded to deferred tax assets, $3.4 million was recorded to income taxes receivable, $687,000 was recorded to tax expense and the remaining $358,000 was recorded as a cumulative effect adjustment to increase retained earnings. The FIN 48 liability is presented net of the related income tax receivable balance on the accompanying consolidated balance sheet.  Included in the balance of unrecognized tax benefits at January 1, 2007 is $10.5 million of tax benefits that, if recognized, would affect our effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007 is $9.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets and income taxes receivable.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of January 1, 2007, we had approximately $640,000 of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the United States and in various states and foreign jurisdictions.  We are currently under Internal Revenue Service (“IRS”) audit for the 2003 and 2004 tax years.  Though the estimated completion date of the audit is not known, it is possible that the audit will be completed within the next twelve months.  The completion of this audit could require a material change to our gross unrecognized tax benefits.  However, based on the status of this audit and the protocol for finalizing such audits, it is not possible to estimate the impact of this audit on previously recorded uncertain tax positions.  In addition, we do not foresee material changes to the state or foreign uncertain tax positions within the next twelve months.

Our tax years 2003 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2002 and forward are subject to examination by material foreign jurisdictions.

8.              GUARANTEES/WARRANTIES

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45 except for product warranties.

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

The following table summarizes information related to our warranty provision for the three months ended March 31, 2007 (in thousands):

Balance, January 1, 2007	$29,450
Liabilities accrued for warranties issued, net of adjustments and expirations	5,085
Warranty expenditures incurred	(4,335)
Balance, March 31, 2007	$30,200

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

As part of the original research and development agreement signed with Intel Corporation (“Intel”) in 2004 and amended in July 2006, we agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of our EUV source systems.  Under the terms of this agreement, as amended, our obligations to indemnify Intel will be specifically negotiated in any purchase agreement related to such future products.

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

9.              RELATED PARTY TRANSACTIONS

As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended in September 2006, Zeiss is a related party.  In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss . We recorded revenue associated with this related party of $2.2 million and $466,000 for the three months ended March 31, 2006 and 2007, respectively.  As of December 31, 2006 and March 31, 2007, we had accounts receivable balances of $834,000 and $1.7 million, respectively, and accounts payable balances of $4.9 million and $4.2 million, respectively, all of which were associated with these related party transactions with Zeiss.

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

11.       SUBSEQUENT EVENT

On April 24, 2007, we announced that our board of directors authorized us to repurchase up to $300 million of our common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. The program may be discontinued at any time. Total purchases through May 4, 2007 were $54.9 million or 1,334,500 shares under this program.

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

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to each of the three DUV lithography tool manufacturers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. Our headquarters are located in San Diego, California where we develop and manufacture all of our light source systems and the majority of our replacement parts.  As a large portion of our revenue is derived from customers located outside of the U.S., we maintain a spare parts refurbishment facility and field service office in Korea and field service and support offices in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the U.S. to service our installed base of light sources located in the U.S.

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

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum.  The bandwidth of the light is further narrowed through a number of optical techniques.  The DUV wavelengths are measured in nanometers and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light.  Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing.  We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics.  In the first quarter of 2007, we sold 51 light source systems at an average selling price of $1.2 million.

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

Several trends that continued throughout 2006 drove our revenue and net income to record levels for the year.  These trends included:

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

In the fourth quarter of 2006, however, we experienced delays in our anticipated shipment schedule when a customer requested that we reschedule shipment of a number of our most advanced ArF light sources, specifically the XLA 300, into the first quarter of 2007.  Again in March 2007, one of our customers requested that we delay shipment of a certain number of our light sources, several models of both KrF and ArF products.  This was due to a major rescheduling and product mix shift of their scanner deliveries, which required that they change mix configuration and push out receipt of a number of our light sources into the second half of the 2007. As a result, in the first quarter of 2007, we shipped 51 light sources and revenue totaled $126.7 million, compared to shipment of 68 light sources and total revenue of $137.4 million in the fourth quarter of 2006.  Utilization of our light source systems at chipmakers continued to increase in the first quarter of 2007 compared to the fourth quarter of 2006. This increased utilization when coupled with our growing installed base of light sources systems drove our non-systems product revenue, which consists of consumables and spare parts, upgrades, and service, to $67.8 million for the first quarter of 2007, equal to 53% of total revenue for the quarter, slightly higher than the $66.9 million in non-systems revenue recorded in the fourth quarter of 2006, equal to 49% of total revenue. Operating income totaled $26.6 million, yielding an operating margin of 21.0% for the first quarter of 2007, compared to operating income of $30.9 million and operating margin of 22.5% in the fourth quarter of 2006. Net income for the first quarter of 2007 was $20.3 million, equal to $0.52 per share fully diluted, compared to net income of $25.4 million, equal to $0.65 per share fully diluted, in the fourth quarter of 2006.  The positive effects of our ongoing operational efficiency improvements are evident in our gross margin for the first quarter of 2007 coming in at 48.6% compared to 49.4% gross margin in the fourth quarter of 2006, even though first quarter 2007 revenue declined 8% compared to the prior quarter’s revenue.

In general, the longer-term technology and industry trends that affect photolithography are positive.  Demand for our most advanced ArF light sources remained strong in the first quarter of  2007  and we shipped 32 of our XLA Series light sources during the quarter.  With ArF immersion lithography a production reality in leading NAND Flash memory manufacturers’ fabs near the end of 2006, lithography tool manufacturers have been seeing growing demand for ArF immersion scanners.  Further, NAND Flash memory manufacturers continue to aggressively shrink CDs, and will move from 55nm production at this time toward 45nm by the end of 2007, and to pattern the growing number of critical layers with immersion scanners, these manufacturers will need to make additional immersion tool purchases to increase critical layer capacity.  Immersion lithography is in production in a growing number of chipmakers’ fabs, and we anticipate that an increasing number of chipmakers will adopt this advanced production technique over the next several years.

To meet this demand for advanced immersion tools for the 45nm production node and below, we have developed the XLR 500i, a new light source based on our production proven dual chamber Master Oscillator Power Amplifier (“MOPA”) architecture. This light source replaces the traditional power amplifier with a regenerative ring amplifier, which results in improved stability and control during manufacturing, and a significant reduction in cost of operation for the chipmaker.  We shipped the first XLR 500i to one of our lithography tool manufacturing customers in April 2007, and anticipate the adoption ramp for this product will begin in the second half of this year, and increase in the first half of 2008.  We anticipate that the XLR 500i will become the light source of choice for 45nm production.

Demand for ArF immersion tools in the dynamic random access memory (“DRAM”) segment of the market is expected to grow this year as these manufacturers begin using the most advanced ArF tools in production before year-end.  Immersion demand from integrated device manufacturers (“IDMs”) should become more significant next year. Additionally, the 65 nm production ramp is well underway, and a significant number of new fabs are expected to be in or entering production at that node by the end of 2007.  Currently, there are significant research and development efforts underway at the 45 nm node, which is driving demand, and the first leading edge chipmakers are expected to begin production at 45 nm by the end of 2007.

Recently, many industry and market forecasters have been lowering their expectations for 2007.  The FLASH segment of the market continues to experience significant price pressure and we anticipate a decrease in its investments in capacity expansion in the second half of this year.  DRAM prices have been recently firming, and this has led to significant difficulty in forecasting investment allocation decisions between FLASH and DRAM capacity and absolute delivery timing requirements at memory manufacturers.  However, memory manufacturers have not announced reductions in their overall strategic capital spending plans.  DUV foundry utilization picked up in the first quarter of 2007, and industry analysts anticipate that they will begin to expand capacity and increase their spending as the year progresses.  Some manufacturers in the logic segment of the industry are reducing spending, but we expect such spending reduction to be offset by other manufacturers who may spend more to continue their rapid CD shrink.  Though we continue to believe that semiconductor capital spending this year will decrease slightly from 2006 spending levels, we expect the DUV lithography market to grow due to an increase in production of critical layers at the 65 nm node and development at the 45 nm node, and we believe that we are well-positioned to benefit from these trends.  However, macro-economic factors, such as high energy prices and interest rates and a slower U.S. housing market, could have a negative impact on consumer spending, including spending on electronic devices.  Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can cause consumers to become more cautious in their spending.  Either or both of these factors would have a negative effect on the demand for our products.

As we progress through 2007, we anticipate continuing to focus on better serving our customers, building a better company, and creating shareholder value. We continue on our path of technology leadership and innovation, and expect to introduce new, paradigm-shifting light sources in advance of market needs.  We will continue our numerous efforts to add even higher levels of value for our customers and increase customer satisfaction, while pursuing our many initiatives to enhance overall operating efficiencies and improve financial performance and cash generation, In the first quarter of 2007, we generated $27.1 million in cash from operations and on April 24, 2007, we announced that our Board of Directors authorized the repurchase of up to $300 million of our common stock.  We expect to continue generating substantial levels of cash from operations in 2007 and we will continue to explore opportunities for the most effective use of our cash.

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

For funded development contracts, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are, except as noted below, included in other revenue, and are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.  For some of the funded development contracts that we enter into with customers and government agencies, we evaluate certain criteria to determine whether recording the funds received as revenue is appropriate. If certain conditions are met, these funds are not recorded as revenue but rather are offset against our own internal research and development expenses in the period that the milestone is achieved. These funded development contracts are not material to our operations.

Accounting for Parts Used in Refurbishment Manufacturing Process

Over the last several years as part of our regular business activities, we have conducted significant parts refurbishment and material reclaim activities related to some of our core assemblies, in particular our chamber assemblies. The volume of this activity significantly increased in 2004 and we expect volumes to increase over time as our installed base of light sources continues to rise and we become more efficient in these refurbishment activities and develop capabilities to reclaim material from and refurbish other core assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces.  These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies.  Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of product sales if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with our customer.  The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly.  As part of our normal excess and obsolete inventory analysis, these consumed assemblies are also reviewed on a monthly basis and an inventory allowance is recorded as appropriate for these parts.  The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for reusable parts contained within these consumed core assemblies.  We believe that our methodology for valuing the reusable parts within these returned core assemblies is reasonable, but any decreases in the demand for the parts or any changes in the yield of the reusable parts included in these core assemblies could have a material adverse effect on our financial condition and results of operations.  In the first quarter of 2007, the amount by which the value of these core assemblies was affected by decreases in demand and changes in yields was immaterial.

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

The inventory allowance totaled $15.1 million and $13.1 million at December 31, 2006 and March 31, 2007, respectively. The decrease in the inventory allowance at March 31, 2007 as compared to December 31, 2006 was primarily due to certain parts in inventory previously reserved that were either scrapped or sold during the first quarter of 2007 as well as changes to the 12 month demand for certain raw materials which resulted in lower reserve requirements during the quarter as compared to December 31, 2006.  These were partially offset by a new vendor liability incurred during the first quarter of 2007 related to excess and obsolete inventory.

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

•                  Utilization rates of our light sources at chipmakers; and

•                  Engineering change orders.

Based upon our experience, we believe that the estimates we use in calculating the inventory allowance are reasonable and properly reflect the risk of excess and obsolete inventory.  If actual demand or the usage periods for our inventory are substantially different from our estimates, additional inventory allowances may be required, and may have a material adverse effect on our financial condition and results of operations.

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

The total balance in the warranty provision accrual as of December 31, 2006 and March 31, 2007 was $29.5 million and $30.2 million, respectively.  This slight increase from period to period is primarily due to the higher level of consumables and spare parts sales in the first quarter of 2007 as compared to the fourth quarter of 2006 and the required warranty reserves for those sales and additional reserves which were recorded for specific parts on our XLA model light sources during the three months ended March 31, 2007.  These increases to the warranty provision were partially offset by a lower number of light source systems being under warranty from period to period.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees and grant stock unit awards to our non-employee directors under our 2005 Equity Incentive Plan.  The benefits provided under this plan are share-based payments subject to the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”.  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this accounting requirement, our consolidated financial statements include compensation expense as calculated per the provisions of SFAS No.123R. We attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005. Compensation expense for awards outstanding and unvested as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options and stock units was $2.4 million and $1.3 million before taxes for the three months ended March 31, 2006 and 2007, respectively.

We value our share-based payment awards using the Black-Scholes option pricing model. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include the expected term of stock options and our expected stock price volatility over the expected term of the awards.

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

Other assumptions required for estimating fair value under the Black-Scholes option pricing model include the expected risk-free interest rate and expected dividend yield of our stock.  Our risk-free interest rate assumption is based upon the most current available rates on zero coupon U.S. Government issues for the expected term of our stock options. The expected dividend rate is not applicable to us as we have not historically declared or paid dividends, nor do we anticipate paying cash dividends in the future.

SFAS No. 123R also requires forfeitures to be estimated at the time of grant and we have estimated our forfeitures based on historical experience.  We have revised this estimate in the past and will revise this estimate, as necessary, in subsequent periods if actual forfeiture rates differ from our current estimates.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.  Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized.  Based upon the analysis, with the exceptions noted below, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of our deferred tax assets within the period covered by our model and, as such, no valuation allowance has been provided against these deferred tax assets.  However, a valuation allowance has been provided against certain deferred tax assets related to TCZ’s business and our French branch operations in the total amount of $1.3 million, as these businesses have not yet developed sufficiently to allow us to assert that these assets will ultimately be realized.

At March 31, 2007, we had federal tax credit carryforwards of $11.7 million which begin to expire in 2018.  At March 31, 2007, we had state tax credit carryforwards of $14.2 million, which  may be carried forward indefinitely.  At March 31, 2007, we had foreign NOL carryforwards of $2.6 million which may be carried forward indefinitely.

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

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance, with the exception of our TCZ joint venture.  Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $60.0 million of undistributed earnings from non-U.S. operations as of March 31, 2007.  It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2006	2007
Revenues:
Product sales	98.2%	99.5%
Product sales – related party	1.7	0.4
Other	0.1	0.1
Total revenues	100.0%	100.0%

Cost and expenses:
Cost of product sales	54.0	51.3
Research and development	14.3	15.2
Sales and marketing	5.4	5.5
General and administrative	7.2	7.0
Total costs and expenses	80.9	79.0

Operating income	19.1	21.0

Other income – net	4.9	4.1

Income before income tax provision and minority interest	24.0	25.1

Income tax provision	8.3	9.6
Minority interest	0.5	0.6
Net income	16.2%	16.0%
Gross margin on product sales	45.9%	48.6%

Three Months Ended March 31, 2006 and 2007

Revenues. The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the three months ended
	March 31,
	2006	2007
Light source systems:
Revenue	$68,035	$58,869
Units sold	70	51
Average selling price	$972	$1,154

Consumable and spare parts and service products	$59,021	$67,756
Other revenue	$61	$89

Total revenue	$127,117	$126,714

Product sales decreased slightly from $127.1 million for the three months ended March 31, 2006 to $126.6 million for the three months ended March 31, 2007.  This decrease in product sales was due to a decline in light source system sales which was offset by an increase in consumable and spare parts and service product sales for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Light source system revenues decreased 14% from $68.0 million for the three months ended March 31, 2006 to $58.9 million for the three months ended March 31, 2007.  A total of 70 light source systems were sold in the three months ended March 31, 2006 at an average selling price of $972,000, compared to 51 light source systems sold in the three months ended March 31, 2007 at an average selling price of $1.2 million.  On a foreign currency adjusted basis, the average selling price for the three months ended March 31, 2006 was $970,000 compared to $1.2 million for the three months ended March 31, 2007. The increase in the average selling price from period to period reflects the shift in the product mix to higher priced technology buys of advanced ArF products which represented 80% of light source systems revenue for the three months ended March 31, 2007 as compared to only 59% of light source system revenue for the three months ended March 31 2006. The decrease in quantities of light source systems sold from period to period was due to an unanticipated push out of light source systems deliveries from one of our direct customers from the first quarter of 2007 to the second half of 2007.

Growth in the installed base and steady utilization of our light source systems continues to increase demand for consumables and spare parts and service products. The increase in consumable and spare parts demand resulted in an increase in consumables and spare parts and service product revenue of 14% from $59.0 million for the three months ended March 31, 2006 to $67.8 million for the three months ended March 31, 2007.  Revenues from funded development contracts were $61,000 and $89,000 for three months ended March 31, 2006 and 2007, respectively. There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended March 31, 2006 or 2007.

For the period ended March 31, 2007, our backlog totaled $83.4 million and total bookings were $115.7 million which yielded a book-to-bill ratio of 0.91 compared to the period ended March 31, 2006, where our backlog was $99.3 million and total bookings were $135.6 million which yielded a book-to-bill ratio of 1.07.  The decrease in our backlog and book to bill ratio primarily reflects operational efficiency improvements we have made over the last nine months which has resulted in lower lead times and product cycle times, particularly for our light source systems. As a result of these improvements, we are able to take an order for a light source system and ship it within the quarter for a higher percentage of our orders.

We installed 63 light sources at chipmakers and other end-users during the quarter ended March 31, 2006 as compared to 47 light sources installed during the quarter ended March 31, 2007.

Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 35%, 8% and 17%, respectively, of total revenue for the three months ended March 31, 2006, and 38%, 6% and 14%, respectively, of total revenue for the three months ended March 31, 2007.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S.  Approximately 83% and 86% of our sales for the three months ended March 31, 2006 and 2007, respectively, were derived from customers outside the U.S.  We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 24% and 20% of total revenues for the three months ended March 31, 2006 and 2007, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

Cost of Product Sales. Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of product sales also includes foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments.  Shipping costs associated with our product sales are also included in cost of product sales and are not charged to our customers.

The cost of product sales decreased 5% from $68.7 million for the three months ended March 31, 2006 to $65.1 million for the three months ended March 31, 2007. This decrease in cost of product sales was primarily due to lower light source system sales and a decrease in warranty costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The gross margin on product sales was 46% for the three months ended March 31, 2006 as compared to 49% for the three months ended March 31, 2007. This higher gross margin from period to period was primarily due to increased factory yield and utilization, reduced product lead and cycle times and reduced warranty costs which resulted from our on-going product reliability improvements.  We will continue to look for opportunities to enhance operating efficiencies and benefits from our on-going product cost reduction activities for the remainder of 2007.

Research and Development.  Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Our research and development expenses are offset by amounts associated with certain of our externally funded research and development contracts. Research and development expenses increased 7% from $18.1 million for the three months ended March 31, 2006 to $19.3 million for the three months ended March 31, 2007 due primarily to costs associated with our LTPS product development efforts and EUV light source development. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products.  Included in our ArF product development efforts for 2007 is the design of an enhanced universal platform for our XL series light sources.   As a percentage of total revenues, research and development expenses increased from 14.3% for the three months ended March 31, 2006 to 15.2% for the three months ended March 31, 2007.  We expect that our investment in research and development will continue.

Sales and Marketing. Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses.  Sales and marketing expenses increased 2% from $6.8 million for the three months ended March 31, 2006 to $7.0 million for the three months ended March 31, 2007. The increase in sales and marketing expenses from period to period primarily reflects an increase in salaries, benefits, profit sharing and bonuses due to an increase in headcount partially offset by a decrease in stock-based compensation expense. As a percentage of total revenues, sales and marketing expenses increased from 5.4% for the three months ended March 31, 2006 compared to 5.5% for the three months ended March 31, 2007.  We anticipate that sales and marketing expenses will remain flat or increase slightly in the second quarter of 2007.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs.  General and administrative expenses decreased 4% from $9.2 million for the three months ended March 31, 2006 to $8.8 million for the three months ended March 31, 2007 primarily due to a $634,000 decline in profit sharing and bonuses and a $624,000 decline in stock-based compensation expense.  These amounts were partially offset by $795,000 in advisory fees associated with our adoption and implementation of FIN 48. As a percentage of total revenues, general and administrative expenses decreased slightly from 7.2% for the three months ended March 31, 2006 to 7.0% for the three months ended March 31, 2007.  We anticipate that general and administrative expenses will remain relatively flat or increase slightly in the second quarter of 2007.

Total Other Income - Net.  Net other income consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar.  Net other income totaled $6.2 million and $5.3 million for the three months ended March 31, 2006, and 2007, respectively. The decrease in net other income was primarily due to the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first quarter of 2006, which was partially offset by an increase in interest income of $2.6 million period over period. The increase in interest income from the first quarter of 2006 to the first quarter of 2007 reflects higher market interest rate yields on larger cash and investment balances. In addition, net other income reflects a decrease in foreign currency exchange gains and an increase in interest and other expenses in the first quarter of 2007 compared to the first quarter of 2006. The increase in interest and other expenses primarily reflects the accretion of interest expenses associated with our long term incentive bonus plan. Foreign currency exchange gains totaled $619,000, interest income and other income totaled $7.0 million, and interest and other expense totaled $1.4 million for the three months ended March 31, 2006, compared to a foreign currency exchange gain of $427,000, interest and other income of $6.4 million, and interest and other expense of $1.6 million for the three months ended March 31, 2007.

Income Tax Provision. The tax provision of $10.6 million and $12.2 million for the three months ended March 31, 2006 and 2007, respectively, reflects an annual effective rate of 34.6% and 38.4%, respectively.  The change in the annual effective tax rate from period to period was primarily attributable to the increase in pre-tax earnings as well as a reduction in tax benefits from U.S. export incentive programs. The annual effective tax rate for the three months ended March 31, 2007 was greater than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and the effect of foreign earnings taxed at higher rates. The effective tax rate is a function of current tax law and geographic location of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings, bank borrowings, and the proceeds from employee stock option exercises.  As of March 31, 2007, we had approximately $327.8 million in cash and cash equivalents, $193.3 million in short-term investments, $22.1 million in long-term investments, and $715.0 million in working capital.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  With the approval of our board of directors, we have periodically repurchased these notes in the open market.  We repurchased $49.2 million and $60.0 million principal amount of these notes in 2004 and 2005, respectively. As of March 31, 2007, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $869,000 and $27.1 million for the three months ended March 31, 2006 and 2007, respectively. Although net income for the three months ended March 31, 2007 was slightly lower than the same period in 2006, cash provided by operating activities was much higher in the first three months of 2007 as compared to the first three months of 2006. Net cash provided by operating activities for the three months ended March 31, 2006 primarily reflects net income for the period and increases in accounts payable and accrued and other liabilities which were almost completely offset by increases in accounts receivable and increases in inventories during the period.  The increases in accounts receivable were due to back-end loaded shipments during the quarter and increases in inventory were due to front-end loaded inventory levels. Net cash used in operating activities for the three months ended March 31, 2007 primarily reflects net income for the period, a decrease in accounts receivable balances and increases in inventories and accrued and other liabilities.  The decrease in accounts receivable was primarily due to collection efforts during the period and the increase in inventories was primarily due to the unanticipated  push out of light source system deliveries from one of our direct customers from the first quarter of 2007 to the second half of 2007.

Net cash used in investing activities was approximately $31.6 million and $3.0 million for the three months ended March 31, 2006 and 2007, respectively.  Net cash used in investing activities for the three months ended March 31, 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary and the acquisition of $3.7 million of property and equipment. Net cash used in investing activities during the three months ended March 31, 2007 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, and the acquisition of $4.1 million of property and equipment.

Net cash provided by financing activities was approximately $64.2 million and $1.6 million for the three months ended March 31, 2006 and 2007, respectively. Net cash provided by financing activities for the three months ended March 31, 2006 reflects the proceeds received from the exercise of employee stock options totaling $54.1 million and excess tax benefits for the period from stock options exercises totaling $10.2 million. Net cash provided by financing activities for the three months ended March 31, 2007 reflects the proceeds received from the exercise of employee stock options totaling $1.3 million and the excess tax benefits for the period from stock options exercises totaling $313,000.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

We have no significant contractual obligations that are not recorded on our consolidated financial statements or fully disclosed in the notes thereto.

SUBSEQUENT EVENT

On April 24, 2007, we announced that our board of directors authorized us to repurchase up to $300 million of our common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. The program may be discontinued at any time. Total purchases through May 4, 2007 were $54.9 million or 1,334,500 shares under this program.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.  This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct business in several international currencies through our global operations. Due to the large volume of our business that we conduct in Japan, the Japanese operation poses our greatest foreign currency risk.  We use financial instruments, principally forward contracts, to manage our foreign currency risk exposures. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese yen, as well as other foreign currency exposures including exposures related to intercompany debt.  We do not enter into forward contracts for speculative purposes.

As of March 31, 2007, we had outstanding forward contracts to buy U.S. $38.0 million for 5.1 billion yen under foreign currency exchange facilities with contract rates ranging from 113.87 yen to 119.46 yen per U.S. dollar.  These contracts expire on various dates through December 2007.

Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain, net of tax, for those that qualify for hedge accounting treatment totaled $55,000 and $23,000 respectively, as of March 31, 2007.

The fair value of these forward contracts as of March 31, 2007 would have fluctuated by $3.4 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value.  A change in market interest rates of 1% would have impacted our net income from these investments by approximately $675,000 for the three months ended March 31, 2007.

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. As of February 21, 2005, we may redeem the notes at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, $49.2 million and $60.0 million principal amount, respectively, of these notes.  As of March 31, 2007, $140.7 million principal amount of the notes were outstanding.  The fair value of such debt based on quoted market prices on March 31, 2007 was $145.1 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  For the first quarter of 2007, our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007, and concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

This conclusion was based solely on our assessment of the company’s processes and controls related to our accounting for income taxes described in our annual report on Form 10-K for the year ended December 31, 2006, more specifically those policies and procedures which were not designed to include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes was in accordance with generally accepted accounting principles.  These deficiencies resulted in material errors in our consolidated tax provision for our year ended December 31, 2006. Such errors were corrected prior to the issuance of our consolidated financial statements at and for the year ended December 31, 2006.  These deficiencies also resulted in a more than remote likelihood that a material misstatement to our consolidated financial statements would not be prevented or detected.  As described in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2006, we have developed and started to implement a plan to remediate this material weakness.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness that was disclosed by us in our annual report on Form 10-K for the year ended December 31, 2006, relating to our accounting for income taxes.

As described in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2006, we have identified several steps we will take throughout 2007 with the goal of remediating this material weakness prior to December 31, 2007.  Per our remediation plan, we made the following improvements in our internal controls over our accounting for income taxes for the three months ended March 31, 2007:

•                  Improved the communications between our tax department and our accounting department, and increased the level of involvement of our accounting department in the reviews of income tax reconciliations;

•                  Redesigned and implemented new review and approval procedures and processes associated with all income tax provision workpapers and the consolidated income tax reconciliation schedules; and

•                  Identified and started the implementation of an automated tax provision software tool that will reduce the number of manual spreadsheets that we use to calculate and reconcile all income tax accounts on a quarterly and annual basis.

We have additional steps in our remediation plan from those identified above that we intend to implement within the next two quarters and we will report our progress with this remediation plan in future quarterly reports on Form 10-Q.  As each of the steps in our remediation plan are completed and implemented, we plan to test the internal control changes immediately to ensure that they are properly designed and working effectively and will make any changes that management deems necessary based on the results of this testing.

PART II.  OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

                                                                None.

ITEM 1A                                               Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently think are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

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

A significant percentage of our revenue is derived from sales to the three lithography tool manufacturers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer. *

Three large companies, ASML, Canon and Nikon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended
	March 31,
	2006	2007
ASML	35%	38%
Canon	8%	6%
Nikon	17%	14%

Total	60%	58%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	March 31,
	2006	2007
ASML	48%	45%
Cano	3%	4%
Nikon	19%	18%

Total	70%	67%

We expect that sales of our light source products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period.  We can provide no assurance that any of our customers will continue to purchase our products at past or current levels.  Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•      a change in a customer’s competitive position in its industry;

•      a customer experiencing lithography tool production problems;

•      a decision to purchase light sources from other suppliers;

•                  changes in economic conditions in the semiconductor or the photolithography tool industries; and

•                  a decline in a customer’s financial condition.

At varying degrees, the loss of any significant business from or production problems for any one of these three customers would harm our business and financial condition.

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

We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change. *

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

At this time, chipmakers are continuing to expand their manufacturing capacity at 65 nm, and a growing number of manufacturers of certain types of memory chips are in production at 55 nm and below, and are expected to be in production at 45 nm by the end of 2007.  Additionally, other types of chipmakers have a significant level of development underway at 45 nm.  These efforts, along with expanding use of ArF immersion lithography in production among certain memory manufacturers, are driving demand for our most advanced ArF light sources.  At the same time chipmakers also need tools for the less critical layers on wafers, and there remains strong demand for our KrF light source products for DUV photolithography systems as well. After chipmakers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments in whatever capacity seems necessary.

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

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs. *

We believe our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

As of March 31, 2007, we owned 265 U.S. patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2025.  As of March 31, 2007, we had applied for 134 additional patents in the U.S.  As of March 31, 2007, we owned 404 foreign patents and had 382 patent applications pending in various foreign countries.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation could adversely affect earnings. *

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate a broader base of employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment — An Amendment to Statement Nos. 123 and 95,” which we adopted on January 1, 2006.  This rule requires us to record an expense to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans has made it more difficult and expensive for us to grant options to employees, which has resulted in changes to our equity compensation strategy, including a significant reduction in the number of stock options granted to employees. We have developed alternative cash and restricted stock unit compensation arrangements for our employees to replace the majority of these stock option program. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules and alternative  compensation programs may adversely impact our future operating results, financial condition and cash flows.

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

None.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

ITEM 5.                 Other Information

(a)          None.

(b)         There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      Exhibits

10.1	Amended and Restated Employment Agreement, effective as of January 2, 2007, by and between Rae Ann Werner and Cymer.

10.2	Summary description of Cymer, Inc. Short-Term Incentive Bonus Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on April 20, 2007).

10.3	Summary description of Cymer, Inc. Long-Term Incentive Bonus Plan for 2007, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on April 20, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: May 8, 2007	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)