Form 10-Q
period 2007-06-30
CYMER INC
filed 2007-08-07
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The total number of shares of Common Stock, with $0.001 par value, outstanding on August 3, 2007 was 31,953,748.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

ITEM 1.  Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31,	June 30,
	2006	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$302,098	$330,608
Short-term investments	207,943	42,026
Accounts receivable - net	115,857	105,885
Accounts receivable - related party	834	1,194
Foreign currency forward exchange contracts	652	1,039
Inventories	104,296	121,284
Deferred income taxes	46,943	38,988
Income taxes receivable	—	6,525
Prepaid expenses and other assets	7,143	8,583
Total current assets	785,766	656,132

PROPERTY AND EQUIPMENT - NET	112,074	108,582
LONG-TERM INVESTMENTS	8,384	24,123
DEFERRED INCOME TAXES	12,766	12,779
GOODWILL	8,833	8,833
INTANGIBLE ASSETS - NET	15,880	14,478
OTHER ASSETS	5,391	5,415
TOTAL ASSETS	$949,094	$830,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,711	$14,901
Accounts payable - related party	4,858	1,442
Accrued warranty and installation	29,974	29,411
Accrued payroll and benefits	21,707	17,328
Accrued patents, royalties and other fees	4,262	3,661
Income taxes payable	13,293	—
Unearned income	2,544	2,912
Other current liabilities	3,715	4,356
Total current liabilities	99,064	74,011

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
INCOME TAXES PAYABLE	—	15,085
OTHER LIABILITIES	14,781	15,671
Total liabilities	254,567	245,489
MINORITY INTEREST	6,633	5,020

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 41,774,000 and 42,218,000 shares outstanding at December 31, 2006 and June 30, 2007, respectively	42	42
Additional paid-in capital	557,082	573,955
Treasury stock at cost - 4,536,000 and 8,702,000 common shares at December 31, 2006 and June 30, 2007, respectively	(150,704)	(322,428)
Accumulated other comprehensive loss	(4,066)	(2,889)
Retained earnings	285,540	331,153
Total stockholders’ equity	687,894	579,833
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,094	$830,342

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2007	2006	2007
REVENUES:
Product sales	$132,081	$121,695	$256,983	$247,854
Product sales - related party	3,209	870	5,363	1,336
Other	89	370	150	459
Total revenues	135,379	122,935	262,496	249,649

COSTS AND EXPENSES:
Cost of product sales	70,556	56,719	139,247	121,785
Research and development	18,803	20,091	36,927	39,393
Sales and marketing	7,367	5,781	14,216	12,750
General and administrative	9,630	9,729	18,810	18,539
Total costs and expenses	106,356	92,320	209,200	192,467
OPERATING INCOME	29,023	30,615	53,296	57,182

OTHER INCOME (EXPENSE):
Foreign currency exchange gain - net	480	2	1,099	429
Interest and other income	5,493	5,806	12,479	12,223
Interest and other expense	(1,505)	(1,524)	(2,907)	(3,103)
Total other income - net	4,468	4,284	10,671	9,549

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	33,491	34,899	63,967	66,731
INCOME TAX PROVISION	11,579	10,862	22,133	23,089
MINORITY INTEREST	690	897	1,371	1,613
NET INCOME	$22,602	$24,934	$43,205	$45,255

EARNINGS PER SHARE:
Basic earnings per share	$0.58	$0.71	$1.13	$1.25
Weighted average common shares outstanding	38,992	35,121	38,084	36,189

Diluted earnings per share	$0.55	$0.67	$1.07	$1.19
Weighted average common and dilutive potential common shares outstanding	42,708	38,423	41,892	39,512

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended
	June 30,
	2006	2007

OPERATING ACTIVITIES:
Net income	$43,205	$45,255
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,727	12,706
Non-cash stock-based compensation	4,958	3,044
Minority interest	(1,371)	(1,613)
Provision for deferred income taxes	8,883	13,102
Loss on disposal and impairment of property and equipment	6	298
Change in assets and liabilities:
Accounts receivable – net	(25,091)	9,972
Accounts receivable – related party	(2,922)	(360)
Income taxes receivable	(3,028)	(6,525)
Foreign currency forward exchange contracts	1,556	(442)
Inventories	(24,059)	(16,988)
Prepaid expenses and other assets	(551)	(1,854)
Accounts payable	2,225	(3,810)
Accounts payable - related party	(366)	(3,416)
Accrued expenses and other liabilities	7,572	(4,084)
Unearned income	830	368
Income taxes payable	(7,268)	(2,983)

Net cash provided by operating activities	17,306	42,670

INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,478)	(7,598)
Purchases of investments	(98,271)	(44,029)
Proceeds from sold or matured investments	61,901	194,369
Acquisition of patents	(8,200)	(121)
Acquisition of minority interest	(7,024)	—

Net cash provided by (used in) investing activities	(58,072)	142,621

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	98,696	12,059
Excess tax benefits from stock option exercises	17,772	1,770
Repurchase of common stock into treasury	—	(171,724)

Net cash provided by (used in) financing activities	116,468	(157,895)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,694	1,114

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,396	28,510
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	233,745	302,098

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$312,141	$330,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,621	$2,633
Income taxes paid, net	$4,831	$17,384

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2007
(Unaudited)

1.              BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned and majority-owned subsidiaries (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending December 31, 2007.

Principles of Consolidation – The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd, in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd, in the People’s Republic of China (“Cymer PRC”), Cymer Korea, Inc. (“Cymer Korea”), and our majority-owned subsidiary, TCZ Pte Ltd., a company incorporated in Singapore (“TCZ Singapore”), of which we own 60%. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.              STOCKHOLDERS’ EQUITY

2005 Equity Incentive Plan – We grant stock options and stock units from our 2005 Equity Incentive Plan (the “Incentive Plan”), which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to our employees and non-employee directors and consultants.  Options issued under the Incentive Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. Stock units issued under the Incentive Plan generally vest one to four years from the date granted.

At our annual meeting of stockholders held on May 17, 2007, our stockholders approved the amendment and restatement of our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance from a total of 1,000,000 shares to a total of 2,000,000 shares and to also expand the type and nature of the awards available for grant under the Incentive Plan to include cash awards that qualify as “performance-based compensation”.

2007 Long-Term Incentive Plan – On April 16, 2007, the compensation committee of our board of directors adopted the Long-Term Incentive Bonus Plan (“LTIP”) for 2007. Per the provisions of the plan, any bonuses accrued for performance in 2007 will be paid 50% in cash and 50% in the form of restricted stock unit awards under our Incentive Plan. The number of shares subject to the target restricted stock unit awards for 2007 will be determined by dividing the cash value of the award by $44.57, the closing price of our common stock as reported on the Nasdaq Global Select Market on April 16, 2007, the grant date.

These restricted stock unit awards represent a form of stock-based award in which the number of shares received by our key employees and executive officers ultimately depends on certain financial and performance criteria as set forth in our 2007 LTIP are met. The purpose of these awards is to attract and retain key employees and executive officers and to provide an incentive to achieve certain financial and individual corporate objectives by our key employees and executive officers. These restricted stock unit awards will vest only if specific goals are achieved as outlined in our 2007 LTIP. The restricted stock unit award portion of the LTIP will vest in three equal annual installments beginning January 1, 2009 after it is determined that the required service and performance condition has been achieved for 2007.

We value the stock unit awards which are issued to our non-employee directors and key employees using an intrinsic calculation based on the price of our stock on the date that the stock unit award is granted.  Compensation expense related to these stock unit awards is recognized straight line over the service period.  For those stock unit awards that have performance-based conditions, such as those granted under our LTIP Plan, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. The fair value of stock-based options granted, less expected forfeitures, is recognized to expense over the requisite service period.

Share-Based Compensation – The components of share-based compensation expense for employees, non-employee directors and non-employees for the three and six months ended June 30, 2006 and 2007 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Stock Options - employees	$2,209	$1,072	$4,490	$2,230
Stock Options - non-employees or change in status	55	87	147	109
Restricted stock unit awards - employees	—	354	—	354
Restricted stock units - non-employee directors	175	175	321	351
Total Share-Based Compensation	$2,439	$1,688	$4,958	$3,044

The actual tax benefit realized for share-based compensation for the six months ended June 30, 2006 and 2007 totaled approximately $17.8 million and $1.8 million, respectively.

Stock Repurchase Program - On April 24, 2007, we announced that our board of directors had authorized us to repurchase up to $300 million of our common stock in the open market or in privately negotiated transactions. The program may be discontinued at any time. Through June 30, 2007, we had purchased 4,166,300 shares for $171.7 million under this program.

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

The following table sets forth the reconciliation of net income, diluted net income, weighted average shares outstanding, diluted weighted average shares outstanding and basic and diluted EPS (in thousands, except per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

NET INCOME:
Net income, as reported	$22,602	$24,934	$43,205	$45,255
Adjustment for interest expense on convertible subordinated notes, net of taxes	918	967	1,791	1,791
Net income, diluted (adjusted for assumed conversion)	$23,520	$25,901	$44,996	$47,046

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	38,992	35,121	38,084	36,189
Effect of dilutive securities:
Warrants	32	—	47	—
Options and stock units	870	488	947	509
Convertible subordinated notes	2,814	2,814	2,814	2,814
Diluted weighted average common and potential common shares outstanding	42,708	38,423	41,892	39,512

Earnings per share:
Basic	$0.58	$0.71	$1.13	$1.25
Diluted	$0.55	$0.67	$1.07	$1.19

For the three months ended June 30, 2006 and 2007, weighted average options to purchase shares of common stock totaling approximately 354,000 and 780,000 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the six months ended June 30, 2006 and 2007, weighted average options to purchase shares of common stock totaling approximately 421,000 and 764,000 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

4.              INVENTORIES

Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market and consisted of the following (in thousands):

	December 31,	June 30,
	2006	2007
INVENTORIES:
Raw materials	$33,472	$38,159
Work-in-progress	19,373	22,828
Finished goods	51,451	60,297
Total	$104,296	$121,284

5.              REPORTING COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized gains and losses on effective forward contracts, foreign currency translation adjustments, net unrealized pension gains and losses and unrealized gains and losses on available-for-sale securities which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets.

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net income	$22,602	$24,934	$43,205	$45,255

Foreign currency translation adjustments	17	1,141	2,692	1,114
Unrealized gain (loss) on available-for-sale investments, net of tax	61	(59)	105	100
Net unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	(28)	(40)	56	(34)
Net unrealized pension loss	—	(3)	—	(3)
Comprehensive income	$22,652	$25,973	$46,058	$46,432

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2006	2007
Foreign currency translation adjustments	$(3,984)	$(2,870)
Unrealized gain (loss) on available-for-sale investments, net of tax	(92)	8
Unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	17	(17)
Net unrealized pension loss	(7)	(10)
Accumulated other comprehensive loss	$(4,066)	$(2,889)

6.              INCOME TAXES

We adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

As of the date of adoption, our gross liability for income taxes associated with uncertain tax positions totaled $19.6 million, including interest and penalties.  As a result of the implementation of FIN 48, we recognized an increase of $9.4 million to reserves for uncertain tax positions, of which $5.7 million was recorded to deferred tax assets, $3.4 million was recorded to long term income taxes receivable, $687,000 was recorded to tax expense and the remaining $358,000 was recorded as a cumulative effect adjustment to increase retained earnings. The FIN 48 liability is presented net of the related long term income taxes receivable and deferred tax asset balances on the accompanying consolidated balance sheet.  Included in the balance of unrecognized tax benefits at January 1, 2007 is $10.5 million of tax benefits that, if recognized, would affect our effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007 is $9.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets and long term income taxes receivable.

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

7.              GUARANTEES/WARRANTIES

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

(a)                                Product Warranties – Warranty provisions contained within our lithography tool manufacturer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and spares and consumable parts varies by light source system model.  We review our warranty provision monthly, which is determined using a statistical financial model that calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Beginning product warranty balance	$31,050	$30,200	$30,191	$29,450
Liabilities accrued for warranties issued, net of adjustments and expirations	5,121	2,807	11,470	7,892
Warranty expenditures incurred	(4,786)	(4,032)	(10,276)	(8,367)
Ending product warranty balance	$31,385	$28,975	$31,385	$28,975

(b)                                 Intellectual Property Indemnifications – We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with our three lithography tool manufacturers, ASML, Canon, and Nikon. In general, these indemnification provisions provide that we defend our customers against certain infringement claims directed against our products.  Under the indemnification clauses, we would pay costs and damages attributable to the infringement claims, including attorney’s fees, associated with settlements or defenses in respect of such claims, provided that the lithography tool manufacturer used the tool in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not of our design, and provided further that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings.

An indemnification provision was included in the contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”), our former Japanese manufacturing partner, which was terminated March 31, 2003.  We continue to honor this indemnification clause within the agreement after the termination of the contract manufacturing agreement with respect to those products manufactured by Seiko while the agreement was in force as with other indemnification provisions on intellectual property. Seiko and at least one Japanese lithography tool manufacturer were notified in 1996 that our light source systems in Japan may infringe certain Japanese patents.  We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan.

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

As part of the original supply agreement signed with TCZ in September 2005 and amended in September 2006 in connection with the amendment and restatement of the original TCZ joint venture agreement, we agreed to indemnify TCZ against any infringement of the intellectual property rights of a third party arising from TCZ’s purchase of our products.  We will defend such actions at our own expense and will pay the cost and damage awarded in any such action provided that TCZ grants us sole control of the defense and settlement of such action and also provides us with information required for the defense and settlement of such action.

Due to the nature of the indemnification provisions described above, these provisions are indefinite and extend beyond the term of the actual agreements.

8.                    RELATED PARTY TRANSACTIONS

As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. Associated with these transactions, we recorded revenue of $3.2 million and $870,000 for the three months ended June 30, 2006 and 2007, respectively, and $5.4 million and $1.3 million for the six months ended June 30, 2006 and 2007, respectively.  As of December 31, 2006 and June 30, 2007, we had accounts receivable balances of $834,000 and $1.2 million, respectively, and accounts payable balances of $4.9 million and $1.4 million, respectively, all of which were associated with these related party transactions with Zeiss.

9.              CONTINGENCIES AND COMMITMENTS

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

10.  SUBSEQUENT EVENT

Total purchases under our $300 million stock repurchase program through August 3, 2007 were $233.7 million or 5,745,000 shares of which $171.7 million or 4,166,300 shares were repurchased through June 30, 2007.  As of August 3, 2007, we have $66.3 million of the original authorization available for future purchases of our common stock under this program.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities Exchange Commission on February 28, 2007 .

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

Overview

General

We are the world’s leading supplier of light source solutions for the semiconductor industry.  Our products provide the essential light source for deep ultraviolet (“DUV”) photolithography systems.  Almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using light sources such as ours.  We currently supply light sources to each of the three DUV lithography tool manufacturers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers.  In addition, we sell replacement parts and services to the lithography tool manufacturers as well as directly to the chipmakers.  Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography stepper and scanner tools. Our headquarters are located in San Diego, California where we develop and manufacture all of our light source systems and the majority of our replacement parts.  As a large portion of our revenue is derived from customers located outside of the U.S., we maintain a replacement parts refurbishment facility and field service office in Korea and field service and support offices in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the U.S. to service our installed base of light sources located in the U.S.

We are also the majority owner of a joint venture called TCZ which is currently headquartered in Singapore.  TCZ is currently developing, and will integrate, market and sell, and support production tools for the flat panel display manufacturing industry. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  Although TCZ’s product is currently in the development phase, TCZ performed extensive customer demonstrations on its first generation demonstration tool in 2006 and will continue to do so throughout 2007.  We currently expect that TCZ will ship its first production tool, the TCZ 900X, in 2008.

Products

Our products primarily consist of photolithography light source systems, replacement parts, and service.

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum.  The bandwidth of the light is further narrowed through a number of optical techniques.  The DUV wavelengths are measured in nanometers and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light.  Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing.  We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes.  Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics.  In the second quarter of 2007, we sold 49 light source systems at an average selling price of $1.2 million.

Our product development strategy has been to develop new products in rapid succession to meet continually evolving needs in the marketplace, thus rendering our competitors’ products obsolete.  This strategy strengthens our market leadership position since the ongoing reduction of critical dimension (“CD”) on the wafer drives demand for newer, more advanced, higher value-added light sources.

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

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable nature of the semiconductor industry. The semiconductor industry is highly cyclical in nature and historically has experienced periodic ups and downs, many of them quite dramatic. In 2000, the semiconductor equipment industry experienced strong growth, which was followed by a severe three year downturn from 2001 through late 2003. Since then, industry cycles appear to have become more muted, and equipment manufacturers have experienced cycles involving relatively short periods of moderate growth, followed by relatively short periods when revenue has either flattened or declined moderately.

More recently, 2004 was a growth year for us, 2005 declined moderately and we achieved record revenue and net income levels in 2006.  Although we initially expected 2007 to be another growth year for us, we started to see indicators in late 2006 and early 2007 that the growth of the semiconductor industry was slowing or flattening from the 2006 levels. In the fourth quarter of 2006 and the first quarter of 2007, we experienced delays in our anticipated shipment schedules when we received requests to reschedule shipment of a number of light sources from each of those quarters into subsequent quarters.  In the second quarter of 2007, this trend continued as a number of chipmakers reduced capital equipment purchases in line with delays in their planned build-outs of new fabs.  As a result of this recent slowing in the semiconductor industry, we have experienced decreases in several of the key financial metrics that we use to manage our business.  Details on these financial metrics for the four most recent quarterly periods are included in the table below (in thousands, except for light source system unit shipments and margin percentages):

Cymer, Inc.

10Q Overview Table- Q2-2007

	Quarterly Financial Data
	Three months ended
	2006		2007
	September 30	December 31	March 31	June 30 (1)

Light Source System Units Sold	67	68	51	49

Product Sales (2)	$143,809	$137,305	$126,625	$122,565

Gross Margin on Product Sales	49.59%	49.38%	48.62%	53.72%

Operating Income (1)	$34,979	$30,856	$26,567	$30,615

Operating Margin (1)	24.30%	22.45%	20.97%	24.90%

Net Income	$27,032	$25,411	$20,321	$24,934

Net Margin	18.78%	18.49%	16.04%	20.28%

(1) Although total revenue was lower in the second quarter of 2007 than other quarterly periods presented in this table, several of the financial metrics were higher in the second quarter of 2007.  Higher gross margin on product sales and higher operating margin were primarily due to favorable material reclaim productivity improvements, increasing product reliability realization and lower operating expenses that were achieved during the second quarter of 2007.

(2) Consists of light source systems revenue and consumables and spare parts, upgrades and service revenues and material reclaim and refurbishment activities.

The outlook for the semiconductor industry is one of cautious optimism that stronger growth will resume at the end of 2007.  The DRAM segment is still experiencing pricing pressure, but many believe DRAM will be in short supply by the end of this year.  In the NAND Flash segment, inventories have decreased and prices improved, with increased quoting activity for new equipment being reported, driven by concerns about the potential shortage of Flash due in part to projected demand from products such as Apple Inc.’s iPhone.  Further, we anticipate even stronger growth in 2008 as NAND Flash manufacturers continue to expand their immersion capacity and DRAM production reaches the critical dimensions requiring immersion.  As the market leader, we are strongly positioned to benefit from this technology trend.  However, macro-economic factors, such as high energy prices and interest rates and a slower U.S. housing market, could have a negative impact on consumer spending, including spending on electronic devices.  Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can cause consumers to become more cautious in their spending.  Either or both of these factors would have a negative effect on the demand for our products.

In general, the longer-term technology and industry trends that affect photolithography are positive for us.  Chipmakers continue to rapidly shrink the CDs on the wafer, which drives ongoing strong demand for more advanced ArF light sources.  To meet this demand, we shipped 27 of our XLA Series light sources during the second quarter of 2007, with more than half of these being our XLA 300 and XLA 400 products, our most advanced light sources which target high volume immersion production.

To meet anticipated demand for advanced immersion tools for the 45nm production node and below, we have developed the XLR 500i, a new light source based on our production proven dual chamber Master Oscillator Power Amplifier (“MOPA”) architecture. This light source replaces the traditional power amplifier with a regenerative ring amplifier, which results in improved stability and control during manufacturing, and a significant reduction in cost of operation for the chipmaker.  We shipped the first XLR 500i qualification light source system to one of our lithography tool manufacturing customers in April 2007 and expect to ship a second qualification system to one of our other lithography tool manufacturing customers before the end of the third quarter of this year.  We anticipate the adoption ramp for this product will begin in the second half of this year, and increase in the first half of 2008.  In addition, we expect that the XLR 500i will become the light source of choice for 45nm production.

As we progress through 2007, we anticipate continuing to focus on better serving our customers, building a better company, and creating shareholder value. We continue on our path of technology leadership and innovation, and expect to introduce new, paradigm-shifting light sources in advance of market needs.  In July 2007, we announced our XLR 600i, the first 90 watt ArF light source designed to enable high volume immersion and double patterning lithography at the 32 nm and beyond mode.  We have also recently achieved some significant breakthroughs in our EUV source development which solidify our leadership position in this next generation technology, and we entered into a multi-year EUV supply agreement with ASML for which we have already received several purchase orders.  We will continue our numerous efforts to add even higher levels of value for our customers and increase customer satisfaction, while pursuing our many initiatives to enhance overall operating efficiencies and improve financial performance and cash generation.  In the first six months of 2007, we generated $42.7 million in cash from operations and we repurchased approximately 4.2 million shares of our common stock under our $300 million stock repurchase program authorized by our board of directors in April 2007.  We expect to continue generating substantial levels of cash from operations in 2007 and we will continue to explore opportunities for the most effective use of our cash.

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

The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force (“EITF”) Bulletin No. 00-21, “Revenue Arrangements with Multiple Deliverables” as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services.  We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer – 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer.  Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate.  In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

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

For funded development contracts, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are included in other revenue, and are derived from cost sharing contracts between certain customers and us. If milestones on these funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.

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

The inventory allowance totaled $15.1 million and $11.8 million at December 31, 2006 and June 30, 2007, respectively. The decrease in the inventory allowance at June 30, 2007 as compared to December 31, 2006 was primarily due to certain parts in inventory previously reserved that were either scrapped or sold during the first half of 2007 as well as a reduction in the excess and obsolete requirements for parts contained in consumed assemblies which are received from our customers and are used in our refurbishment activities at June 30, 2007 as compared to December 31, 2006.

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

The total balance in the warranty provision accrual as of December 31, 2006 and June 30, 2007 remained relatively stable at $29.5 million and $29.0 million, respectively.  This slight decrease from period to period is primarily due to a lower number of light source systems being under warranty and lower warranty reserve requirements due to an overall improvement of the reliability of our light source products from period to period.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees, stock unit awards to our non-employee directors and performance-based stock unit awards to key employees, including our executive officers, under our 2005 Equity Incentive Plan.  The benefits provided under this plan are share-based payments subject to the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”.  SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this accounting requirement, our consolidated financial statements include compensation expense as calculated per the provisions of SFAS No.123R. We attribute the value of share-based compensation to expense using the straight-line method for awards granted after December 31, 2005. Compensation expense for awards outstanding and unvested as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation”, which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense related to stock options and stock units before taxes was $2.4 million and $1.7 million, respectively, for the three months ended June 30, 2006 and 2007, respectively, and $5.0 million and $3.0 million for the six months ended June 30, 2006 and 2007, respectively.

We value the stock unit awards which are issued to our non-employee directors and key employees using the fair market value of the underlying stock at the date of grant. Compensation expense related to these stock unit awards is recognized straight line over the service period.  For those stock unit awards that have performance based conditions, we adjust the compensation expense over the service period based upon the expected achievement of the performance condition.

We value the stock option awards using the Black-Scholes option pricing model. The determination of fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include the expected term of stock options and our expected stock price volatility over the expected term of the awards.

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

SFAS No. 123R also requires forfeitures to be estimated at the time of grant of the stock option or stock unit award and we have estimated our forfeitures based on historical experience.  We have revised this estimate in the past and will revise this estimate, as necessary, in subsequent periods if actual forfeiture rates differ from our current estimates.

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

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance, with the exception of our TCZ joint venture.  Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $62.7 million of undistributed earnings from non-U.S. operations as of June 30, 2007.  It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues:
Product sales	97.5%	99.0%	97.9%	99.3%
Product sales - related party	2.4	0.7	2.0	0.5
Other	0.1	0.3	0.1	0.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	52.1	46.1	53.0	48.8
Research and development	13.9	16.3	14.1	15.8
Sales and marketing	5.5	4.7	5.4	5.1
General and administrative	7.1	7.9	7.2	7.4
Total costs and expenses	78.6	75.0	79.7	77.1

Operating income	21.4	25.0	20.3	22.9
Total other income - net	3.3	3.4	4.1	3.8
Income before income tax provision and minority interest	24.7	28.4	24.4	26.7
Income tax provision	8.5	8.8	8.4	9.3
Minority interest	0.5	0.7	0.5	0.7
Net income	16.7%	20.3%	16.5%	18.1%
Gross margin on product sales	47.9%	53.7%	46.9%	51.1%

Three Months Ended June 30, 2006 and 2007

Revenues. The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the three months ended
	June 30,
	2006	2007
Light source systems:
Revenue	$72,629	$58,039
Units sold	75	49
Average selling price	$968	$1,184

Consumable and spare parts and service products	$62,661	$64,526
Other revenue	$89	$370

Total revenue	$135,379	$122,935

Product sales decreased 9% from $135.3 million for the three months ended June 30, 2006 to $122.6 million for the three months ended June 30, 2007.  This decrease in product sales was due to a decline in light source system sales which was partially offset by an increase in consumable and spare parts and service product sales for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Light source system revenues decreased 20% from $72.6 million for the three months ended June 30, 2006 to $58.0 million for the three months ended June 30, 2007.  A total of 75 light source systems were sold in the three months ended June 30, 2006 at an average selling price of $968,000, compared to 49 light source systems sold in the three months ended June 30, 2007 at an average selling price of $1.2 million.  On a foreign currency adjusted basis, the average selling price for the three months ended June 30, 2006 and 2007 was $958,000 and $1.2 million, respectively. The increase in the average selling price from period to period is due to the product mix being more weighted toward our newer ArF light source systems. ArF light source systems represented 76% of light source systems revenue for the three months ended June 30, 2007 as compared to only 64% for the three months ended June 30, 2006. The decrease in quantities of light source systems sold from period to period was due to the slowing and flattening of the semiconductor industry in the first half of 2007 as compared to the 2006 levels.

Growth in the installed base and steady utilization of our light source systems has generated demand for consumables and spare parts and service products. The increase in this demand resulted in an increase in consumables and spare parts and service product revenue of 3% from $62.7 million for the three months ended June 30, 2006 to $64.5 million for the three months ended June 30, 2007.  Revenues from funded development contracts were $89,000 and $370,000 for three months ended June 30, 2006 and 2007, respectively. There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended June 30, 2006 or 2007.

For the period ended June 30, 2007, our backlog totaled $91.9 million and total bookings were $131.5 million which yielded a book-to-bill ratio of 1.07 compared to the period ended June 30, 2006, where our backlog was $92.2 million and total bookings were $128.3 million yielding a book-to-bill ratio of 0.95.  The increase in bookings and book to bill ratio primarily reflects the strength of demand for our most advanced ArF immersion products and their corresponding higher selling prices.

We installed 80 light sources at chipmakers and other end-users during the quarter ended June 30, 2006 as compared to 60 light sources installed during the quarter ended June 30, 2007.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S.  Approximately 85% of our sales for both the three months ended June 30, 2006 and 2007, were derived from customers outside the U.S.  We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers.  Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 21% of total revenues for both the three months ended June 30, 2006 and 2007. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

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

The cost of product sales decreased 20% from $70.6 million for the three months ended June 30, 2006 to $56.7 million for the three months ended June 30, 2007. This decrease in cost of product sales was primarily due to lower light source system sales and a decrease in warranty costs for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The gross margin on product sales was 48% for the three months ended June 30, 2006 as compared to 54% for the three months ended June 30, 2007 This higher gross margin from period to period primarily resulted from favorable material reclaim productivity improvements and reduced warranty costs due to increased product reliability realization during the period. Although we will continue to look for opportunities to enhance operating efficiencies and benefits from our on-going product cost reduction activities for the remainder of 2007, we do not expect to achieve the same high level of gross margin on product sales that we did in the second quarter of 2007.

Research and Development.  Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs.  Research and development expenses increased 7% from $18.8 million for the three months ended June 30, 2006 to $20.1 million for the three months ended June 30, 2007 due primarily to costs associated with our LTPS product development efforts and EUV light source development. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products.  Included in our ArF product development efforts for 2007 is the design of our XLR series light sources.   As a percentage of total revenues, research and development expenses increased from 13.9% for the three months ended June 30, 2006 to 16.3% for the three months ended June 30, 2007.  We expect that our investment in research and development will continue.

Sales and Marketing. Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses.  Sales and marketing expenses decreased 22% from $7.4 million for the three months ended June 30, 2006 to $5.8 million for the three months ended June 30, 2007. The decrease in sales and marketing expenses from period to period primarily reflects a decrease in profit sharing, bonuses and stock-based compensation expenses totaling approximately $858,000.  Additionally, remaining sales and marketing expenses were lower period over period as a result of decreased spending in travel and recruiting expenses as well as a decrease in expenses related to facilities and information technology.  As a percentage of total revenues, sales and marketing expenses decreased from 5.5% for the three months ended June 30, 2006 compared to 4.7% for the three months ended June 30, 2007.  We anticipate that sales and marketing expenses will increase slightly in the third quarter of 2007.

General and Administrative.  General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs.  General and administrative expenses increased 1% from $9.6 million for the three months ended June 30, 2006 to $9.7 million for the three months ended June 30, 2007 primarily due to an increase in accounting professional service fees and expenses related to facilities and information technology. These increased expenses from period to period were almost completely offset by a $1.0 million decline in profit sharing and bonuses and a $651,000 decline in stock-based compensation expense. As a percentage of total revenues, general and administrative expenses increased from 7.1% for the three months ended June 30, 2006 to 7.9% for the three months ended June 30, 2007.  We anticipate that general and administrative expenses will increase slightly in the third quarter of 2007.

Total Other Income - Net.  Net other income consists primarily of interest income and expense, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar.  Net other income totaled $4.5 million and $4.3 million for the three months ended June 30, 2006, and 2007, respectively. The decrease in net other income was primarily due to a decrease in the foreign currency exchange gains from period to period which was partially offset by an increase in interest income period over period. During the second quarter of 2007, we utilized a majority of our short-term investment portfolio when we repurchased 4.2 million shares of our outstanding common stock under our $300 million board approved stock repurchase program. Interest income increased from period to period due to better interest rate yields on larger average cash and investment balances during the second quarter of 2007 compared to the same period in 2006. Foreign currency exchange gains totaled $480,000, interest income and other income totaled $5.5 million, and interest and other expense totaled $1.5 million for the three months ended June 30, 2006, compared to a foreign currency exchange gain of $2,000, interest and other income of $5.8 million, and interest and other expense of $1.5 million for the three months ended June 30, 2007.

Income Tax Provision.   The tax provision of $11.6 million and $10.9 million for the three months ended June 30, 2006 and 2007, respectively, reflects an annual effective rate of 34.6% for both periods.  The annual effective tax rate was consistent from period to period as increases in certain tax benefits were offset by discrete tax expense items.  The tax rate for the three months ended June 30, 2007 of 31.1% differs from the annual effective tax rate of 34.6% due to a revision of the annual effective tax rate estimate that was calculated for the three months ended March 31, 2007 and certain tax expense items that were recorded discretely in the second quarter of 2007. The annual effective tax rate for the three months ended June 30, 2007 was approximately equal to the statuatory rate of 35%. The effective tax rate is a function of current tax law and geographic location of pre-tax income.

Six Months Ended June 30, 2006 and 2007

Revenues. The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the six months ended June 30,
	2006	2007
Light source systems:
Revenue	$140,664	$116,908
Units sold	145	100
Average selling price	$970	$1,169

Consumable and spare parts and service products	$121,682	$132,282
Other revenue	$150	$459

Total revenue	$262,496	$249,649

Product sales decreased 5% from $262.3 million for the six months ended June 30, 2006 to $249.2 million for the six months ended June 30, 2007.  This decrease in product sales was due to a decline in light source system sales which was offset by an increase in consumable and spare parts and service product sales for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  Light source system revenues decreased 17% from $140.7 million for the six months ended June 30, 2006 to $116.9 million for the six months ended June 30, 2007.  A total of 145 light source systems were sold in the six months ended June 30, 2006 at an average selling price of $970,000, compared to 100 light source systems sold in the six months ended June 30, 2007 at an average selling price of $1.2 million.  On a foreign currency adjusted basis, the average selling price for the six months ended June 30, 2006 was $964,000 compared to $1.2 million for the six months ended June 30, 2007. The increase in the average selling price from period to period reflects the shift in the product mix to higher priced technology buys of our newer advanced ArF products which represented 78% of light source systems revenue for the six months ended June 30, 2007 as compared to only 62% of light source system revenue for the six months ended June 30, 2006. The decrease in quantities of light source systems sold from period to period was due to the slowing and flattening of the semiconductor industry in the first half of 2007 as compared to the 2006 levels.

The continued increase in our installed base of light source systems and the steady utilization of them by our chipmaker customers resulted in an increase in consumables and spare parts and service product revenue of 9% from $121.7 million for the six months ended June 30, 2006 to $132.3 million for the six months ended June 30, 2007.  Revenues from funded development contracts were $150,000 and $459,000 for six months ended June 30, 2006 and 2007, respectively. There were no revenues recorded or earned associated with the TCZ joint venture for the six months ended June 30, 2006 or 2007.

Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 37%, 6% and 17%, respectively, of total revenue for the six months ended June 30, 2006, and 37%, 5% and 16%, respectively, of total revenue for the six months ended June 30, 2007.

Approximately 84% and 85% of our sales for the six months ended June 30, 2006 and 2007, respectively, were derived from customers outside the U.S. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 23% and 20% of total revenues for the six months ended June 30, 2006 and 2007, respectively.

Cost of Product Sales.  The cost of product sales decreased 13% from $139.2 million for the six months ended June 30, 2006 to $121.8 million for the six months ended June 30, 2007. This decrease in cost of product sales was primarily due to lower light source system sales and a decrease in warranty costs for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The gross margin on product sales was 47% for the six months ended June 30, 2006 as compared to 51% for the six months ended June 30, 2007. This higher gross margin from period to period is primarily due to increased factory yield and utilization, reduced product lead and cycle times, reduced warranty costs which resulted from product reliability realization and favorable material reclaim productivity improvements from period to period.

Research and Development.  Research and development expenses increased 7% from $36.9 million for the six months ended June 30, 2006 to $39.4 million for the six months ended June 30, 2007 due primarily to costs associated with our LTPS product development efforts and EUV light source development. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products.  Included in our ArF product development efforts for 2007 is the design of our XLR series light sources.   As a percentage of total revenues, research and development expenses increased from 14.1% for the six months ended June 30, 2006 to 15.8% for the six months ended June 30, 2007.

Sales and Marketing.  Sales and marketing expenses decreased 10% from $14.2 million for the six months ended June 30, 2006 to $12.8 million for the six months ended June 30, 2007. The decrease in sales and marketing expenses from period to period primarily reflects decreases in profit sharing, bonuses and stock-based compensation expenses as well as a decrease in expenses related to facilities and information technology totaling $748,000. Sales and marketing expenses for 2006 includes higher employer payroll taxes related to stock option exercises which occurred in the first half of 2006 of approximately $228,000. As a percentage of total revenues, sales and marketing expenses decreased from 5.4% for the six months ended June 30, 2006 compared to 5.1% for the six months ended June 30, 2007.

General and Administrative.  General and administrative expenses decreased 1% from $18.8 million for the six months ended June 30, 2006 to $18.5 million for the six months ended June 30, 2007 primarily due to a $1.7 million decline in profit sharing and bonuses and a $1.3 million decline in stock-based compensation expense.  These amounts were offset by a

$1.9 million increase in professional fees which were primarily related to the adoption and implementation of FIN 48. In addition, general and administrative expenses for the six months ended June 30, 2007 were higher than the same time period in 2006 due to increased expenses related to facilities and information technology. As a percentage of total revenues, general and administrative expenses increased slightly from 7.2% for the six months ended June 30, 2006 to 7.4% for the six months ended June 30, 2007.

Total Other Income - Net.   Net other income totaled $10.7 million and $9.5 million for the six months ended June 30, 2006, and 2007, respectively. The decrease in net other income was primarily due to the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first half of 2006 and a decrease in foreign currency exchange gains from period to period. These decreases in other income were offset by an increase in interest income period over period. . During the second quarter of 2007, we liquidated a majority of our investment portfolio when we repurchased 4.2 million shares of our outstanding common stock under our $300 million board approved stock repurchase program. Even with this liquidation, interest income increased during the period due to better interest rate yields on larger average cash and investment balances during the first six months of 2007 compared to the same period in 2006. Foreign currency exchange gains totaled $1.1 million, interest income and other income totaled $12.5 million, and interest and other expense totaled $2.9 million for the six months ended June 30, 2006, compared to a foreign currency exchange gain of $429,000, interest and other income of $12.2 million, and interest and other expense of $3.1 million for the six months ended June 30, 2007.

Income Tax Provision  The tax provision of $22.1 million and $23.1 million for the six months ended June 30, 2006 and 2007, respectively, reflects an annual effective rate of 34.6% for both periods The annual effective tax rate for the six months ended June 30, 2006 and 2007 was approximately equal to the U.S. statutory rate of 35%. The effective tax rate is a function of current tax law and geographic location of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of the note offerings, bank borrowings, and the proceeds from employee stock option exercises.  As of June 30, 2007, we had approximately $330.6 million in cash and cash equivalents, $42.0 million in short-term investments, $24.1 million in long-term investments, and $582.1 million in working capital. Cash and cash equivalents increased $28.5 million in the six month period from December 31, 2006 to June 30, 2007.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes.  These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum.  The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share.  We used a portion of the net proceeds from this private placement to redeem the previously issued notes that were then outstanding. The remaining proceeds are being used for our operating, investing and financing activities.  With the approval of our board of directors, we have periodically repurchased these notes in the open market.  We repurchased $49.2 million and $60.0 million principal amount of these notes in 2004 and 2005, respectively. As of June 30, 2007, there were $140.7 million principal amount of notes outstanding.

Net cash provided by operating activities was approximately $17.3 million and $42.7 million for the six months ended June 30, 2006 and 2007, respectively. Net cash provided by operating activities for the six months ended June 30, 2006 primarily reflects net income for the period and increases in accounts payable and accrued and other liabilities which were almost completely offset by increases in accounts receivable and increases in inventories during the period.  The increases in accounts receivable were due to back-end loaded shipments during the quarter and increases in inventory were due to front-end loaded inventory levels to support higher forecasted demand. Net cash used in operating activities for the six months ended June 30, 2007 primarily reflects net income for the period and a decrease in the accounts receivable balances which were offset by  increases in inventories and decreases in accounts payable and accrued and other liabilities.  The decrease in accounts receivable was primarily due to collection efforts during the period and the increase in inventories was primarily due to reschedules of a number of light source system shipments from the first half of 2007 to the second half of 2007 and an increase in our field inventory to support chipmaker pulse utilization rates and customer service contracts.

Net cash used in investing activities for the six months ended June 30, 2006 was approximately $58.1 million compared to net cash of $142.6 million provided by investing activities for the six months ended June 30, 2007, respectively.  Net cash used in investing activities for the six months ended June 30, 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary, a $8.2 million payment to acquire certain patent license rights and the acquisition of $6.5 million of property and equipment. Net cash provided by investing activities during the six months ended June 30, 2007 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, the acquisition of $7.6 million of property and equipment and a $121,000 payment to acquire certain patent license rights. The majority of the proceeds from sold and matured investments during the six months ended June 30, 2007 were used to fund the repurchase of 4,166,300 shares of common stock during the second quarter of 2007 under our $300 million board approved stock repurchase program.

Net cash provided by financing activities was approximately $116.5 million for the six months ended June 30, 2006 compared to net cash of $157.9 million used in financing activities for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2006 reflects the proceeds received from the exercise of employee stock options totaling $98.7 million and excess tax benefits for the period from stock options exercises totaling $17.8 million. Net cash used in financing activities for the six months ended June 30, 2007 primarily reflects the repurchase of shares of our common stock totaling $171.7 million. This cash used in financing activities was partially offset by proceeds received from the exercise of employee stock options totaling $12.1 million and the excess tax benefits for the period from stock options exercises totaling $1.8 million.

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

We have no significant contractual obligations that are not recorded in our consolidated financial statements or fully disclosed in the notes thereto.

SUBSEQUENT EVENT

Total purchases under our $300 million stock repurchase program through August 3, 2007 were $233.7 million or 5,745,000 shares of which $171.7 million or 4,166,300 shares were repurchased through June 30, 2007.  As of August 3, 2007 we have $66.3 million of the original authorization available for future purchases of our common stock under this program.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  We adopted all provisions of SFAS 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position.  This provision will be effective for us for the fiscal year ending December 31, 2008, and we do not expect its adoption to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 ,“The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

As of June 30, 2007, we had outstanding forward contracts to buy U.S. $37.5 million for 5.3 billion yen under foreign currency exchange facilities with contract rates ranging from 114.28 yen to 122.32 yen per U.S. dollar.  These contracts expire on various dates through January 2008.

Our forward contracts generally qualify for hedge accounting treatment according to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain, net of tax, for those that qualify for hedge accounting treatment totaled $1.0 million and $17,000, respectively, as of June 30, 2007.

The fair value of these forward contracts as of June 30, 2007 would have fluctuated by $4.8 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper.  While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value.  A change in market interest rates of 10% would have impacted our net income from these investments by approximately $679,000 for the six months ended June 30, 2007.

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009.  Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. As of February 21, 2005, we may redeem the notes at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, $49.2 million and $60.0 million principal amount, respectively, of these notes.  The principal amount of the notes outstanding and the fair value of such debt based on quoted market prices at June 30, 2007 was $140.7 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  For the second quarter of 2007, our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007, and concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

This conclusion was based solely on our assessment of the company’s processes and controls related to our accounting for income taxes described in our annual report on Form 10-K for the year ended December 31, 2006, more specifically those policies and procedures which were not designed to include adequate management review of various income tax calculations, reconciliations and related supporting documentation to ensure that our accounting for income taxes was in accordance with generally accepted accounting principles.  These deficiencies resulted in material errors in our consolidated tax provision for our year ended December 31, 2006. Such errors were corrected prior to the issuance of our consolidated financial statements at and for the year ended December 31, 2006.  These deficiencies also resulted in a more than remote likelihood that a material misstatement to our consolidated financial statements would not be prevented or detected.  As described in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2006, we have developed a plan to remediate this material weakness and will implement all steps in the plan and any others that we deem necessary throughout 2007.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness that was disclosed by us in our annual report on Form 10-K for the year ended December 31, 2006, relating to our accounting for income taxes.

As described in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2006, we have identified several steps we will take throughout 2007 with the goal of remediating this material weakness prior to December 31, 2007.  Per our original remediation plan and our continued evaluation of the design of our internal controls in the tax area, we have made the following improvements in our internal controls over our accounting for income taxes for the six months ended June 30, 2007:

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

•      Identified and made significant progress on the implementation of an automated tax provision software tool that will reduce the number of manual spreadsheets that we use to calculate and reconcile all income tax accounts on a quarterly and annual basis;

•      Increased our use of outside tax consultants to assist us with all tax calculations and tax provision workpapers until we can identify and hire the appropriate additional tax personnel; and

•      Restructured the income tax department, including the roles and responsibilities of our outside tax consultants, to allow for proper review and approval procedures and processes.

There are additional remediation steps that we expect to complete from our original remediation plan and we intend to complete these in the third quarter or early in the fourth quarter of 2007.

Since most of the improvements to our internal controls over the accounting for income taxes were designed early in 2007 and were implemented as part of our first quarter and second quarter of 2007 tax provision calculations, we plan to test all of these internal control changes early in the third quarter of 2007. Further, we will test any additional changes that we make to our internal controls over our accounting for income taxes in the third and fourth quarter of 2007 immediately following their completion and execution to ensure that they are properly designed and working effectively. We will make any changes that management deems necessary to these new internal controls based on the results of this testing.

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

A significant percentage of our revenue is derived from sales to the three lithography tool manufacturers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer. *

Three large companies, ASML, Nikon and Canon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended June 30,
	2006	2007

ASML	37%	37%
Nikon	17%	16%
Canon	6%	5%

Total	60%	58%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	June 30,
	2006	2007

ASML	48%	45%
Nikon	19%	18%
Canon	3%	2%

Total	70%	65%

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

In early 2003, we effected our most significant product introduction in several years with the initial shipment of a light source based on a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called MOPA.  The MOPA design represented a paradigm shift from previously accepted lithography technology by offering chipmakers higher power, tighter bandwidth and lower cost of operation for their current optical lithography applications. More recently, we introduced another significantly advanced dual discharge chamber light source, the XLR 500i, that replaces the conventional power amplifier chamber with a regenerative ring amplifier. This light source provides chipmakers with a step function improvement in performance and significantly lower cost of operation.  There are risks inherent in the MOPA and ring technologies, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability, cost effectiveness, and product performance in the field of the new products and the development of a comparable product by our competitor.

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

We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2025.

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

•      gain access to our trade secrets from unrelated third parties and/or without obligation of confidentiality; or

•      disclose our technology following expiration of their confidentiality obligation.

The parties to whom we provide research and development services may dispute the ownership of the intellectual property that we develop performing these services.

In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and customers, in connection with our designing and developing specific products. Periodically, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make contractually clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

•      requirement that we get a license from third parties on terms that are not favorable to us or not available at all; or

•      injunction prohibits us  from manufacturing or selling our products.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)     On April 24, 2007, we announced that our board of directors authorized us to repurchase up to $300 million of our common stock.  The purchases have been made from time to time in the open market or in privately negotiated transactions.  The program does not have a fixed expiration date and may be discontinued at any time.

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2007 to April 30, 2007	477,700	$40.59	477,700	$280.6 Million
May 1, 2007 to May 31, 2007	3,398,900	$41.40	3,398,900	$139.8 Million
June 1, 2007 to June 30, 2007	289,700	$39.81	289,700	$128.3 Million
Total	4,166,300	$41.20	4,166,300

   ITEM 3.  Defaults Upon Senior Securities

None.

   ITEM 4.  Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 17, 2007. Out of 37,349,393 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 35,300,281 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

Proposal 1. The election of the following eight directors to serve for one year. The votes for the nominated directors were as follows:

Director’s Name	Votes For	Votes Withheld

Charles J. Abbe	32,372,828	2,927,453
Robert P. Akins	34,190,837	1,109,444
Edward H. Braun	35,115,694	184,587
Michael R. Gaulke	32,348,698	2,951,583
William G. Oldham	34,995,242	305,039
Peter J. Simone	31,533,677	3,766,604
Young K. Sohn	35,115,109	185,172
Jon D. Tompkins	35,113,200	187,081

Proposal 2. An amendment to our 2005 Equity Incentive Plan to increase the aggregate number of shares authorized for issuance under the Plan by 1,000,000 shares and to expand the awards available for grant under the Incentive Plan to include cash awards that qualify as “performance-based compensation”. 26,973,676 votes were cast for approval, 5,049,087 votes were cast against, 41,426 votes were abstained and there were 3,236,092 broker non-votes.

Proposal 3. Ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2007. 34,934,580 votes were cast for approval, 360,213 votes were cast against, 5,488 votes were abstained and there were no broker non-votes.

ITEM 5.      Other Information

(a)   None.

(b)   There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      Exhibits

10.1	Summary description of Cymer, Inc. 2005 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 18, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: August 7, 2007	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)