Form 10-Q
period 2007-09-30
CYMER INC
filed 2007-11-07
CIK 897067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on November 5, 2007 was 30,566,079.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In thousands, except share data)

	December 31,	September 30,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302,098	$237,899
Short-term investments	207,943	55,067
Accounts receivable - net	115,857	107,724
Accounts receivable - related party	834	1,756
Foreign currency forward exchange contracts	652	—
Inventories	104,296	123,433
Deferred income taxes	46,943	40,350
Income taxes receivable	—	5,228
Prepaid expenses and other assets	7,143	8,585
Total current assets	785,766	580,042

PROPERTY AND EQUIPMENT - NET	112,074	109,123
LONG-TERM INVESTMENTS	8,384	27,243
DEFERRED INCOME TAXES	12,766	11,334
GOODWILL - NET	8,833	8,833
INTANGIBLE ASSETS - NET	15,880	13,714
OTHER ASSETS	5,391	5,432

TOTAL ASSETS	$949,094	$755,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,711	$18,721
Accounts payable - related party	4,858	2,524
Accrued warranty and installation	29,974	26,897
Accrued payroll and benefits	21,707	21,358
Accrued patents, royalties and other fees	4,262	4,481
Income taxes payable	13,293	—
Deferred revenue	2,544	4,536
Foreign currency forward exchange contracts	—	984
Accrued and other current liabilities	3,715	2,614
Total current liabilities	99,064	82,115

CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
INCOME TAXES PAYABLE	—	16,597
DEFERRED REVENUE	—	5,563
OTHER LIABILITIES	14,781	16,651

Total liabilities	254,567	261,648

MINORITY INTEREST	6,633	4,270
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $.001 par value per share; 100,000,000 shares authorized; 41,774,000 and 42,247,000 shares outstanding at December 31, 2006 and September 30, 2007, respectively.	42	42
Additional paid-in capital	557,082	576,124
Treasury stock at cost - 4,536,000 and 11,730,000 common shares at December 31, 2006 and September 30, 2007, respectively.	(150,704)	(438,664)
Accumulated other comprehensive loss	(4,066)	(522)
Retained earnings	285,540	352,823
Total stockholders’ equity	687,894	489,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,094	$755,721

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2007	2006	2007

REVENUES:
Product sales	$142,711	$130,292	$399,694	$378,146
Product sales - related party	1,098	1,754	6,461	3,090
Other	109	79	259	538
Total revenues	143,918	132,125	406,414	381,774

COSTS AND EXPENSES:
Cost of product sales	72,487	65,899	211,734	187,684
Research and development	18,940	21,367	55,867	60,760
Sales and marketing	8,427	6,845	22,643	19,595
General and administrative	9,085	9,934	27,895	28,473
Total costs and expenses	108,939	104,045	318,139	296,512
OPERATING INCOME	34,979	28,080	88,275	85,262

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss) - net	(243)	1,527	856	1,956
Interest and other income	5,415	4,027	17,894	16,250
Interest and other expense	(1,474)	(1,704)	(4,381)	(4,807)
Total other income - net	3,698	3,850	14,369	13,399

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	38,677	31,930	102,644	98,661
INCOME TAX PROVISION	12,547	11,010	34,680	34,099
MINORITY INTEREST	902	750	2,273	2,363
NET INCOME	$27,032	$21,670	$70,237	$66,925

EARNINGS PER SHARE:
Basic earnings per share	$0.71	$0.69	$1.85	$1.96
Weighted average common shares outstanding	37,819	31,395	37,995	34,122

Diluted earnings per share	$0.68	$0.65	$1.75	$1.86
Weighted average common and dilutive potential common shares outstanding	41,185	34,588	41,635	37,400

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended
	September 30,
	2006	2007

OPERATING ACTIVITIES:
Net income	$70,237	$66,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,939	19,016
Non-cash stock-based compensation	7,567	4,363
Minority interest	(2,273)	(2,363)
Provision for deferred income taxes	9,410	13,162
Loss on disposal and impairment of property and equipment	94	298
Change in assets and liabilities:
Accounts receivable – net	(25,180)	8,133
Accounts receivable – related party	(1,601)	(922)
Income taxes receivable	—	(5,228)
Foreign currency forward exchange contracts	1,154	1,549
Inventories	(15,480)	(19,137)
Prepaid expenses and other assets	(1,089)	(2,068)
Accounts payable	(3,428)	10
Accounts payable - related party	(434)	(2,334)
Accrued expenses and other liabilities	10,304	(2,485)
Deferred revenue	763	7,555
Income taxes payable	(1,676)	(1,589)

Net cash provided by operating activities	67,307	84,885

INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,976)	(13,491)
Purchases of investments	(188,229)	(76,044)
Proceeds from sold or matured investments	140,823	210,565
Acquisition of patents	(8,200)	(121)
Acquisition of minority interest	(7,024)	—

Net cash provided by (used in) investing activities	(72,606)	120,909

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	103,656	12,803
Excess tax benefits from stock option exercises	18,947	1,876
Repurchase of common stock into treasury	(100,704)	(287,960)

Net cash provided by (used in) financing activities	21,899	(273,281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,888	3,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,488	(64,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	233,745	302,098

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$254,233	$237,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,150	$5,252
Income taxes paid, net	$7,860	$25,801

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2007

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

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated,  with the exception of a correction of an error in the amount of $2.3 million related to previously overstated tax expense for the fiscal years 2003 through 2006. We evaluated the materiality of this $2.3 million correction and concluded that it was immaterial to all prior period financial statements and to the forecasted 2007 financial statements. Accordingly, we recorded this tax expense correction in the three months ended September 30, 2007.

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

Principles of Consolidation – The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries – Cymer Japan, Inc. (“Cymer Japan”), Cymer Singapore Pte. Ltd. (“Cymer Singapore”), Cymer B.V. in the Netherlands (“Cymer B.V.”), Cymer Southeast Asia, Ltd., in Taiwan (“Cymer SEA”), Cymer Semiconductor Equipment Shanghai Co., Ltd., in the People’s Republic of China (“Cymer PRC”), Cymer Korea, Inc. (“Cymer Korea”), and our majority-owned subsidiary, TCZ Pte. Ltd., a company incorporated in Singapore (“TCZ Singapore”), of which we own 60%. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These restricted stock unit awards represent a form of stock-based award in which the number of shares received by our key employees and executive officers ultimately depends on whether certain financial and performance criteria as set forth in our 2007 LTIP are met. The purpose of these awards is to attract and retain key employees and executive officers and to provide an incentive to achieve certain financial and individual corporate objectives by our key employees and executive officers. These restricted stock unit awards will vest only if specific goals are achieved as outlined in our 2007 LTIP. The restricted stock unit award portion of the LTIP will vest in three equal annual installments beginning January 1, 2009 after it is determined that the required service and performance conditions have been achieved for 2007.

We value the stock unit awards which are issued to our non-employee directors and key employees using an intrinsic calculation based on the price of our stock on the date that the stock unit award is granted. Compensation expense related to these stock unit awards is recognized straight line over the service period. For those stock unit awards that have performance-based conditions, such as those granted under our 2007 LTIP, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. The fair value of stock-based options granted, less expected forfeitures, is recognized to expense over the requisite service period.

Share-Based Compensation – The components of share-based compensation expense for employees, non-employee directors and non-employees for the three and nine months ended September 30, 2006 and 2007 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Stock Options - employees	$2,137	$917	$6,627	$3,147
Stock Options - non-employees or change in status	298	14	445	123
Restricted stock unit awards - employees	—	213	—	567
Restricted stock units - non-employee directors	174	175	495	526
Total Share-Based Compensation	$2,609	$1,319	$7,567	$4,363

The excess tax benefit realized for share-based compensation for the nine months ended September 30, 2006 and 2007 totaled approximately $18.9 million and $1.9 million, respectively.

Stock Repurchase Program - On April 24, 2007, we announced that our board of directors had authorized us to repurchase up to $300 million of our common stock in the open market or in privately negotiated transactions. The program may be discontinued at any time. Through September 30, 2007, we had purchased 7,194,000 shares for $288.0 million under this program.

3.              EARNINGS PER SHARE

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

The following table sets forth the reconciliation of net income, diluted net income, weighted average shares outstanding, diluted weighted average shares outstanding and basic and diluted EPS (in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

NET INCOME:
Net income, as reported	$27,032	$21,670	$70,237	$66,925
Adjustment for interest expense on convertible subordinated notes, net of taxes	948	919	2,742	2,710
Net income, diluted (adjusted for assumed conversion)	$27,980	$22,589	$72,979	$69,635

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	37,819	31,395	37,995	34,122
Effect of dilutive securities:
Warrants	—	—	29	—
Options and stock units	552	379	797	464
Convertible subordinated notes	2,814	2,814	2,814	2,814

Diluted weighted average common and potential common shares outstanding	41,185	34,588	41,635	37,400

Earnings per share:
Basic	$0.71	$0.69	$1.85	$1.96
Diluted	$0.68	$0.65	$1.75	$1.86

For the three months ended September 30, 2006 and 2007, weighted average options to purchase shares of common stock totaling approximately 724,000 and 794,000 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the nine months ended September 30, 2006 and 2007, weighted average options and warrants to purchase shares of common stock totaling approximately 642,000 and 752,000 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

4.              INVENTORIES

Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market and consisted of the following (in thousands):

	December 31,	September 30,
	2006	2007
INVENTORIES:
Raw materials	$33,472	$38,562
Work-in-progress	19,373	21,310
Finished goods	51,451	63,561
Total	$104,296	$123,433

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

Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net income	$27,032	$21,670	$70,237	$66,925

Foreign currency translation adjustments	1,196	2,174	3,888	3,288
Unrealized gain on available-for-sale investments, net of tax	487	211	592	311
Net unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	68	(20)	124	(54)
Net unrealized pension gain (loss)	—	2	—	(1)
Comprehensive income	$28,783	$24,037	$74,841	$70,469

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	September 30,
	2006	2007
Foreign currency translation adjustments	$(3,984)	$(696)
Unrealized gain (loss) on available-for-sale investments, net of tax	(92)	219
Unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	17	(37)
Net unrealized pension loss	(7)	(8)
Accumulated other comprehensive loss	$(4,066)	$(522)

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

As of September 30, 2007, our gross liability for income taxes associated with uncertain tax positions was $21.5 million. Included in the balance of unrecognized tax benefits at September 30, 2007 was $11.6 million of tax benefits that, if recognized, would affect our effective tax rate. Also included in the balance of unrecognized tax benefits at September 30, 2007 was $9.9 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets and long term income taxes receivable. The net increase in our gross liability for income taxes associated with uncertain tax positions from $19.6 million at the date of our adoption of FIN 48 to $21.5 million at September 30, 2007 was primarily due to temporary differences that were identified during the tax return to provision true-up process and they had no material impact on income tax expense for the period.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had approximately $864,000 of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation in the United States and in various states and foreign jurisdictions. We are currently under Internal Revenue Service (“IRS”) audit for the 2003 through 2005 tax years. Though the estimated completion date of the audit is not known, it is possible that the audit will be completed within the next twelve months. The completion of this audit could require a material change to our gross unrecognized tax benefits. However, based on the status of this audit and the protocol for finalizing such audits, it is not possible to estimate the impact of this audit on previously recorded uncertain tax positions. In addition, we do not foresee material changes to the state or foreign uncertain tax positions within the next twelve months.

Our tax years 2003 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2002 and forward are subject to examination by material foreign jurisdictions.

7.              TCZ JOINT VENTURE

In July 2005, we entered into a Joint Venture Agreement (the “JV Agreement”) with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to with their affiliated entities as “Zeiss”) to establish TCZ which is owned 60% by us and 40% by Zeiss. In September 2006, we amended and restated the JV Agreement to move the location of TCZ from Switzerland to Singapore and to change our joint venture entity to a Singapore corporation. During the third quarter of 2007, both we and Zeiss agreed to make an additional $5.0 million cash contribution to TCZ. This additional contribution was split following the terms of the Joint Venture Agreement or 60% from us and 40% from Zeiss. Although we made our $3 million portion of the contribution to TCZ prior to September 30, 2007, Zeiss’ portion of the contribution of $2 million was received subsequent to September 30, 2007. As a result, the minority interest associated with this additional contribution will be recorded in our consolidated financial statements in the fourth quarter of 2007.

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

(a)                                  Product Warranties – Warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and spares and consumable parts varies by light source system model. We review our warranty provision monthly, which is determined using a statistical financial model that calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Beginning product warranty balance	$31,385	$28,975	$30,191	$29,450
Liabilities accrued for warranties issued, net of adjustments and expirations	3,429	3,251	14,899	11,143
Warranty expenditures incurred	(4,739)	(5,741)	(15,015)	(14,108)
Ending product warranty balance	$30,075	$26,485	$30,075	$26,485

(b)                                 Intellectual Property Indemnifications – We include intellectual property indemnification clauses within our general terms and conditions with all our customers and the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon, and Nikon. In general, these indemnification provisions provide that we defend our customers against certain infringement claims directed against our products. Under the indemnification clauses, we would pay costs and damages attributable to the infringement claims, including attorney’s fees, associated with settlements or defenses in respect of such claims, provided that the lithography tool manufacturer used the tool in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not  of our design, and provided further that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings.

An indemnification provision was included in the contract manufacturing agreement with Seiko Instruments, Inc. (“Seiko”), our former Japanese manufacturing partner, which was terminated on  March 31, 2003. We continue to honor this indemnification clause within the agreement after the termination of the contract manufacturing agreement with respect to those products manufactured by Seiko while the agreement was in force as with other indemnification provisions on intellectual property. Seiko and at least one Japanese lithography tool manufacturer were notified in 1996 that our light source systems in Japan may infringe certain Japanese patents. We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan.

As part of the original research and development agreement signed with Intel Corporation (“Intel”) in 2004 and amended in July 2006, we agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel’s purchase and/or use of our extreme ultraviolet (“EUV”) source systems. Under the terms of this agreement, as amended, our obligations to indemnify Intel will be specifically negotiated in any purchase agreement related to such future products.

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

9.              RELATED PARTY TRANSACTIONS

As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended and restated in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. Associated with these transactions, we recorded revenue of $1.1 million and $1.8 million for the three months ended September 30, 2006 and 2007, respectively, and $6.5 million and $3.1 million for the nine months ended September 30, 2006 and 2007, respectively. As of December 31, 2006 and September 30, 2007, we had accounts receivable balances of $834,000 and $1.8 million, respectively, and accounts payable balances of $4.9 million and $2.5 million, respectively, all of which were associated with these related party transactions with Zeiss.

10.       CONTINGENCIES AND COMMITMENTS

We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

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

Overview

We provide state-of-the-art lithographic light sources designed to help enable the performance of leading-edge wafer steppers and scanners built by our three lithography tool manufacturer customers, and field support products customized to support our chipmaker customers’ production use of these light sources in advanced wafer patterning application. As the leading supplier of light sources, almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We currently supply deep ultraviolet (“DUV”) light sources to each of our lithography tool manufacturer customers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell replacement parts and services to our lithography tool manufacturer customers as well as directly to our chipmaker customers. Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. Our headquarters are located in San Diego, California, where we develop and manufacture our light source systems and the majority of our replacement parts. To provide better support to our customers located outside of the U.S., we maintain a replacement parts refurbishment facility and field service office in Korea and field service and support offices in Japan, the Netherlands, the People’s Republic of China, Singapore and Taiwan. Japan is currently our only subsidiary office that sells excimer light source systems. We also maintain field service offices in the U.S. to support our installed base of light sources located at our chipmaker customers in the U.S.

We are also the majority owner of a joint venture called TCZ which is currently headquartered in Singapore. TCZ is currently developing, and will integrate, market and sell, and support production tools for the flat panel display manufacturing industry. The joint venture is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today’s predominant amorphous silicon films.  Although TCZ’s product is currently in the development phase, TCZ has performed customer demonstrations on its first generation production tool, the TCZ-900X, in 2007. We currently expect that TCZ will ship its first production tool in the first half of 2008.

Products

Our products primarily consist of photolithography light source systems, replacement parts, and service.

Our excimer light sources for photolithography produce pulsed light of extremely short wavelengths within the DUV spectrum. The bandwidth of the light is further narrowed through a number of optical techniques. The DUV wavelengths are measured in nanometers and the light sources are referred to according to either the wavelength or the gases that are mixed to produce the light. Krypton Fluoride (“KrF”) gases produce light at a 248 nm wavelength, and Argon Fluoride (“ArF”) gases produce light at a 193 nm wavelength. The extremely short wavelengths and highly narrowed bandwidths of light produced by these light sources enable the very fine feature resolution required for patterning or printing the circuitry on silicon wafers. The pulse energy and repetition rate of the light source permit high throughput in wafer processing. We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes. Our light sources are used to pattern or print the integrated circuits, which are also called semiconductors or “chips,” that power many of today’s advanced consumer and business electronics. In the third quarter of 2007, we sold 47 light source systems at an average selling price of $1.4 million.

Our product development strategy has been to develop in rapid succession technologically innovative new products that deliver superior performance and lower cost of operation to meet continually evolving needs of our customers. This strategy strengthens our market leadership position since the ongoing reduction of critical dimension (“CD”) on the wafer drives demand for newer, more advanced, higher value-added light sources.

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

As the life and usage of our installed base of light sources in production at chipmakers exceeds the original warranty periods, some chipmaker customers request service contracts from us.  Additionally, we provide billable service or service contracts directly to our three semiconductor lithography tool manufacturer customers. These service agreements require us to maintain and/or service these light sources either on an on-call or regular interval basis or both.  Included in some of the types of service contracts we provide to our customers are the replacement of consumable parts and non-consumable parts.  The pricing for such contracts includes the replacement of these parts.

Semiconductor Industry Status and Outlook

Since we derive a substantial portion of our revenues from our lithography tool manufacturer customers, we are subject to the volatile and unpredictable nature of the semiconductor equipment industry. The semiconductor equipment industry is cyclical in nature and historically has experienced periodic ups and downs, many of them quite dramatic. More recently, industry cycles appear to have become more muted, involving relatively short periods of moderate growth, followed by relatively short periods when revenue has either flattened or declined moderately.

The most recent growth year was 2006, in which we achieved record revenue and net income levels. Although we initially expected 2007 to be another growth year for us, in the fourth quarter of 2006 and the first quarter of 2007, we received requests to reschedule shipment of a number of light sources from each of those quarters into subsequent quarters, indicating a slowing trend in the industry. In the second quarter of 2007, a number of chipmakers reduced capital equipment purchases in line with delays in their planned build-outs of new fabs. Although this trend continued in the third quarter of 2007, with chipmaker capital spending remaining cautious, our product sales during the quarter increased from the prior quarter primarily due to higher average selling prices that resulted from the strong product mix shift to our XL series light sources, particularly our XLA 300 and XLA 400 products and an increase in consumables and spare parts and service product revenue. As a result of this recent slowing and flattening in the semiconductor industry, we have experienced decreases in some of the key financial metrics that we use to manage our business. Details on these financial metrics for the four most recent quarterly periods are included in the table below (in thousands, except for light source system unit shipments and margin percentages):

	Quarterly Financial Data
	Three months ended
	December 31, 2006	March 31, 2007	June 30, 2007 (1)	September 30, 2007

Light Source System Units Sold	68	51	49	47

Product Sales (2)	$137,305	$126,625	$122,565	$132,046

Gross Margin on Product Sales	49.38%	48.62%	53.72%	50.09%

Operating Income (1)	$30,856	$26,567	$30,615	$28,080

Operating Margin (1)	22.45%	20.97%	24.90%	21.25%

Net Income	$25,411	$20,321	$24,934	$21,670

Net Margin	18.49%	16.04%	20.28%	16.40%

(1) Although total revenue was lower in the second quarter of 2007 than other quarterly periods presented in this table, several of the financial metrics were higher in the second quarter of 2007. Higher gross margin on product sales and higher operating margin were primarily due to favorable material reclaim productivity improvements, increasing product reliability realization and lower operating expenses that were achieved during the second quarter of 2007. Our margins returned to more normalized levels during the third quarter.

(2) Consists of light source systems revenue and consumables and spare parts, upgrades and service revenues and material reclaim and refurbishment activities.

Regarding our near-term outlook for the industry, the NAND Flash segment of the market is demonstrating solid ongoing demand for equipment in 2007 and is expected to continue growing strongly in the first half of 2008 due partly to capacity expansion. The DRAM market segment has been under severe pricing pressure, but it is currently anticipated to begin growing again by early next year. Logic and microprocessor spending on equipment is now at fairly low levels, but could be driven higher by increased demand for computers and video game consoles. In the foundry segment, capital spending has remained below historical norms for some time, but light source utilization has been increasing at foundries recently. If this strengthening utilization trend continues through the end of the year, it could reflect new foundry capacity requirements in 2008.

In general, the longer-term technology and industry trends that affect photolithography are positive for us. The overall ongoing aggressive shrink of critical dimensions driving 45nm first production in the first half of 2008, combined with capacity expansion at the 65nm production node, will drive growing customer demand for our XL series light sources. Chipmakers continue to drive DUV light source utilization to ever higher levels, providing a foundation for continuing growth in our non-systems business. We believe we are well-positioned to help enable our customers to realize these industry trends, and that we have the flexibility to perform well through the phases of the semiconductor cycle, and especially well in the near-term growth ahead. However, macro-economic factors, such as high energy prices and interest rates, a slower U.S. housing market, and increased volatility in the financial markets could have a negative impact on consumer spending, including spending on electronic devices. Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can cause consumers to become more cautious in their spending. Either or both of these factors would have a negative effect on the demand for our products.

To meet anticipated demand for advanced immersion tools for the 45nm production node and below, we have developed the XLR 500i, a new light source based on our production proven dual chamber Master Oscillator Power Amplifier (“MOPA”) architecture. This light source replaces the traditional power amplifier with a regenerative ring amplifier, which provides our customers with improved performance, stability, and operating cost. We shipped the first XLR 500i qualification light source system to one of our lithography tool manufacturing customers in April 2007, and shipped a second qualification system to another lithography tool manufacturing customer in September of this year. We anticipate the adoption ramp for this product to begin in the fourth quarter of this year, and to increase in the first half of 2008. We expect that the XLR 500i will become the light source of choice for 45nm production. Additionally, during the third quarter of 2007, we introduced the XLR 600i, which offers 90W of output power and targets immersion double patterning applications at the 32nm production node.

As we progress through 2007, we anticipate continuing to focus on better serving our customers, building a better company, and creating shareholder value. Demonstrating our technology leadership and innovation, we have recently introduced new light sources and performance enhancing features in advance of market needs, and anticipate continuing to do so in the future. During 2007, we have made significant progress and achieved some major breakthroughs in our EUV source development which solidify our leadership position in this next generation technology. In the third quarter of 2007, we entered into a multi-year EUV supply agreement with ASML for which we have already received several purchase orders. As a result, we have entered the product development, or commercialization, phase of our EUV program, moving beyond the technology development phase to enable the first EUV source shipment which is planned for the fourth quarter of 2008. We will continue our numerous efforts to add even higher levels of value for our customers and increase customer satisfaction, while pursuing our many initiatives to enhance overall operating efficiencies and improve financial performance and cash generation. In the first nine months of 2007, we generated $84.9 million in cash from operations and we repurchased approximately 7.2 million shares of our common stock for $288.0 million under our $300 million stock repurchase program authorized by our board of directors in April 2007. We expect to continue generating substantial levels of cash from operations in 2007 and we will continue to explore opportunities for the most effective use of our cash.

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

Revenue Recognition

Our revenues consist of product sales, which include sales of light source systems, consumable and spare parts, upgrades, service, service contracts, training, and limited refurbishments of our light source systems. Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force Bulletin No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer — 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

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

Service and training revenue is recognized as the services are rendered.  For our service contracts, revenue is recognized based on the terms of the contract. Generally, revenue is recognized straight line over the term of the contract, but there are certain clauses included in some of our service contracts that we have to evaluate further from a revenue recognition standpoint. In most cases, these amounts are also recognized straight line over the contract period, but there could be situations where we recognize the revenue based on historical evidence, or information specific to the clause in the service contract.

On a very limited basis, we refurbish light source systems owned by our customers to their original or new condition. Revenue from refurbished light source systems is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

Certain of our product sales transactions are accounted for as multiple-element arrangements in accordance with EITF 00-21. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, or services, and performance may occur at different points in time or over different periods of time. We allocate consideration to multiple element transactions based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21. Our sales arrangements do not include general rights of return, so we do not have to consider this when evaluating and accounting for our multiple element transactions.

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

Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements as described above.

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

The inventory allowance totaled $15.1 million and $10.5 million at December 31, 2006 and September 30, 2007, respectively. The decrease in the inventory allowance at September 30, 2007 as compared to December 31, 2006 was primarily due to certain parts in inventory previously reserved that were either scrapped or sold during the first nine months of 2007.

The methodologies used to analyze excess and obsolete inventory and determine the inventory allowance are significantly affected by future demand and usage of our products. There are many factors that could potentially affect the future demand or usage of our products, including the following:

•                  Overall condition of the semiconductor industry, which is cyclical in nature;

•                  Rate at which our lithography tool manufacturers and chipmaker customers take delivery of our light source systems and our consumable and spare parts;

•                  Loss of any of our major customers or a significant change in demand from any of these  customers;

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

The total balance in the warranty provision accrual as of December 31, 2006 and September 30, 2007 was at $29.5 million and $26.5 million, respectively. This decrease from period to period is primarily due to a lower number of light source systems being under warranty and lower warranty reserve requirements due to an overall improvement of the reliability of our light source products.

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

Stock-Based Compensation

We grant options to purchase our common stock to our employees, stock unit awards to our non-employee directors and performance-based stock unit awards to key employees, including our executive officers, under our 2005 Equity Incentive Plan. The benefits provided under this plan are share-based payments subject to the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. As a result of this accounting requirement, our consolidated financial statements include compensation expense as calculated under the provisions of SFAS No.123R. We attribute the value of share-based compensation to expense as options vest using the straight-line method for awards granted after December 31, 2005. Compensation expense for awards outstanding and unvested as of December 31, 2005 are being recognized over the remaining service period using the compensation expense calculated according to the pro forma disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation”, which uses an accelerated expense recognition method for those awards with a graded vesting schedule. Share-based compensation expense for employees and non-employee directors related to stock options and stock units before taxes was $2.3 million and $1.3 million, respectively, for the three months ended September 30, 2006 and 2007, respectively, and $7.1 million and $4.2 million for the nine months ended September 30, 2006 and 2007, respectively.

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

We have considered our industry’s outlook for the future, our historical performance and estimated future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Using this information, we have prepared a model to forecast our expected taxable income in future years and to estimate when the benefits of our deferred tax assets are likely to be realized. Based upon the analysis, with the exceptions noted below, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of our deferred tax assets within the period covered by our model and, as such, no valuation allowance has been provided against these deferred tax assets. However, a valuation allowance has been provided against certain deferred tax assets related to TCZ’s business and our French branch operations, as these businesses have not yet developed sufficiently to allow us to assert that these assets will ultimately be realized.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues:
Product sales	99.2%	98.6%	98.3%	99.1%
Product sales - related party	0.7	1.3	1.6	0.8
Other	0.1	0.1	0.1	0.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of product sales	50.4	49.9	52.1	49.2
Research and development	13.1	16.2	13.7	15.9
Sales and marketing	5.9	5.2	5.6	5.1
General and administrative	6.3	7.5	6.9	7.5
Total costs and expenses	75.7	78.8	78.3	77.7

Operating income	24.3	21.2	21.7	22.3

Total other income - net	2.6	2.9	3.5	3.5

Income before income tax
provision and minority interest	26.9	24.1	25.2	25.8

Income tax provision	8.7	8.3	8.5	8.9
Minority interest	0.6	0.6	0.6	0.6

Net income	18.8%	16.4%	17.3%	17.5%
Gross margin on product sales	49.6%	50.1%	47.9%	50.8%

Three Months Ended September 30, 2006 and 2007

Revenues. The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the three months ended
	September 30,
	2006	2007
Light source systems:
Revenue	$71,352	$64,079
Units sold	67	47
Average selling price (1)	$1,065	$1,376

Consumables, spare parts and service products	$72,457	$67,967
Product sales	$143,809	$132,046
Other revenue	$109	$79

Total revenue	$143,918	$132,125

(1)   Calculation of average selling price includes $591,000 of deferred light source system revenue for the three months ended September 30, 2007.

Product sales decreased 8% from $143.8 million for the three months ended September 30, 2006 to $132.0 million for the three months ended September 30, 2007 primarily due to a 10%, or $7.3 million decline in light source system sales and a 6%, or $4.5 million decrease in consumables, spare parts and service product sales for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. A total of 67 light source systems were sold in the three months ended September 30, 2006 at an average selling price of $1.1 million, compared to 47 light source systems sold in the three months ended September 30, 2007 at an average selling price of $1.4 million. The increase in the average selling price from period to period is due to the product mix being more heavily weighted toward our newer ArF light source systems, particularly our XLA 300 and XLA 400 light sources which sell at higher prices. ArF light source systems represented 91% of light source systems revenue for the three months ended September 30, 2007 as compared to 73% for the three months ended September 30, 2006. The decrease in quantities of light source systems sold from period to period was due to the slowing and flattening of the semiconductor industry sales in the first nine months of 2007 as compared to the 2006 levels.

Growth in the installed base and steady utilization of our light source systems has continued to generate strong demand for our consumables and spare parts and service products. Although revenue generated from such sales decreased 6% from $72.5 million for the three months ended September 30, 2006 to $68.0 million for the three months ended September 30, 2007, this was due primarily to the third quarter of 2006 being favorably impacted by sales which were recorded in this category of revenue related to a laser replacement agreement we entered into at the beginning of 2006. If we were to exclude these laser replacement sales from the three months ended September 30, 2006, consumables, spare parts and service products revenue would have remained relatively flat from period to period. Revenues from funded development contracts were $109,000 and $79,000 for three months ended September 30, 2006 and 2007, respectively. There were no revenues recorded or earned associated with the TCZ joint venture for the three months ended September 30, 2006 or 2007.

For the period ended September 30, 2007, our backlog totaled $110.9 million and total bookings were $151.1 million which yielded a book-to-bill ratio of 1.14 compared to the period ended September 30, 2006, where our backlog was $90.3 million and total bookings were $142.0 million yielding a book-to-bill ratio of 0.99. The increase from period to period in bookings, backlog and our book to bill ratio primarily reflects the strong demand for our most advanced ArF immersion products and their corresponding higher selling prices.

We installed 91 light sources at chipmakers and other end-users during the quarter ended September 30, 2006 as compared to 55 light sources installed during the quarter ended September 30, 2007.

Our sales are generated primarily by shipments to customers in Europe, Japan, Korea, Taiwan, and the U.S. Approximately 84% and 86% of our sales for the three months ended September 30, 2006 and 2007, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 19% and 26% of total revenues for the three months ended September 30, 2006 and 2007, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

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

The cost of product sales decreased 9% from $72.5 million for the three months ended September 30, 2006 to $65.9 million for the three months ended September 30, 2007. This decrease in cost of product sales was primarily due to lower light source system sales and slightly lower warranty costs for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The gross margin on product sales was 49.6% for the three months ended September 30, 2006 as compared to 50.1% for the three months ended September 30, 2007. This slight increase in gross margin from period to period primarily reflects our enhanced operating efficiencies.

Research and Development. Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 13% from $18.9 million for the three months ended September 30, 2006 to $21.4 million for the three months ended September 30, 2007 due primarily to costs associated with our increased focus on EUV light source development and the beginning stages of its commercialization and LTPS product development efforts. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF products. Included in our ArF product development efforts for 2007 is the design of our XLR series light sources. As a percentage of total revenues, research and development expenses increased from 13.1% for the three months ended September 30, 2006 to 16.2% for the three months ended September 30, 2007. We expect that our investment in research and development will continue and we expect that research and development expenses will increase slightly in the fourth quarter as compared to the third quarter levels.

Sales and Marketing. Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 19% from $8.4 million for the three months ended September 30, 2006 to $6.8 million for the three months ended September 30, 2007. The decrease in sales and marketing expenses from period to period primarily reflects a decrease in employee compensation which includes profit sharing, bonuses and stock-based compensation expenses totaling approximately $1.4 million. Stock compensation expense decreased from period to period due to the significant reduction in the number of stock options that we grant to our employees. As a percentage of total revenues, sales and marketing expenses decreased from 5.9% for the three months ended September 30, 2006 compared to 5.2% for the three months ended September 30, 2007. We anticipate that sales and marketing expenses will increase slightly in the fourth quarter of 2007.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 9.4% from $9.1 million for the three months ended September 30, 2006 to $9.9 million for the three months ended September 30, 2007 primarily due to an increase in accounting professional service fees, compensation expenses, recruiting expenses and expenses related to facilities and information technology. These increased expenses from period to period were partially offset by a $638,000 decline in stock-based compensation expense which are due to a significant reduction in the number of stock options granted to our employees. As a percentage of total revenues, general and administrative expenses increased from 6.3% for the three months ended September 30, 2006 to 7.5% for the three months ended September 30, 2007. We anticipate that general and administrative expenses will increase slightly in the fourth quarter of 2007.

Total Other Income - Net. Net other income consists primarily of interest income and expense, and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar. Net other income increased 4% from $3.7 million for the three months ended September 30, 2006 to $3.9 million for the same period in 2007. The increase in net other income was primarily due to foreign currency exchange gains which were offset by a decrease in interest income period over period. During the second and third quarter of 2007, we heavily utilized our short-term investment portfolio when we repurchased 7.2 million shares of our outstanding common stock under our $300 million board approved stock repurchase program. Interest income decreased from period to period due to lower average cash and investment balances during the third quarter of 2007 compared to the same period in 2006. Foreign currency exchange losses totaled $243,000, interest income and other income totaled $5.4 million, and interest and other expense totaled

$1.5 million for the three months ended September 30, 2006, compared to a foreign currency exchange gain of $1.5 million, interest and other income of $4.0 million, and interest and other expense of $1.7 million for the three months ended September 30, 2007.

Income Tax Provision. The tax provision of $12.5 million and $11.0 million for the three months ended September 30, 2006 and 2007, respectively, reflects an annual effective rate of 33.8% and 34.6%, respectively. Included in income tax expense for the three months ended September 30, 2007 is a discrete tax benefit item that totaled $2.3 million and was a correction of previously overstated income tax expense related to fiscal years 2003 through 2006. We evaluated the materiality of this $2.3 million correction and concluded that it was immaterial to all prior period financial statements and to the forecasted 2007 financial statements. Accordingly, we recorded this tax expense correction in the three months ended September 30, 2007. This $2.3 million tax benefit was almost completely offset by a decrease in the expected benefit from our research and development tax credit for the year.

The annual effective tax rate for the three months ended September 30, 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits. The annual effective tax rate for the three months ended September 30, 2007 was approximately equal to the statutory rate of 35%. The effective tax rates for the periods are a function of current tax law and the geographic location of pre-tax income.

Nine Months Ended September 30, 2006 and 2007

Revenues. The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the nine months ended
	September 30,
	2006	2007

Light source systems:
Revenue	$212,016	$180,987
Units sold	212	147
Average selling price (1)	$1,000	$1,235

Consumables, spare parts and service products	$194,139	$200,249
Product sales	$406,155	$381,236
Other revenue	$259	$538

Total revenue	$406,414	$381,774

(1)      Calculation of average selling price includes $591,000 of deferred light source system revenue for the nine months ended September 30, 2007.

Product sales decreased 6% from $406.2 million for the nine months ended September 30, 2006 to $381.2 million for the nine months ended September 30, 2007. This decrease in product sales was due to a 15%, or $31.0 million decline in light source system sales which were partially offset by a 3%, or $6.1 million increase in consumables, spare parts and service product sales for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. A total of 212 light source systems were sold in the nine months ended September 30, 2006 at an average selling price of $1.0 million, compared to 147 light source systems sold in the nine months ended September 30, 2007 at an average selling price of $1.2 million. The increase in the average selling price from period to period reflects the shift in the product mix to higher priced technology buys of our newer advanced ArF products which represented 82% of light source systems revenue for the nine months ended September 30, 2007 as compared to only 65% of light source system revenue for the nine months ended September 30, 2006.

The decrease in quantities of light source systems sold from period to period was due to the slowing and flattening of the semiconductor industry in the first nine months of 2007 as compared to the 2006 levels.

The continued increase in our installed base of light source systems and the steady utilization of them by our chipmaker customers resulted in an increase in consumables and spare parts and service product revenue of 3% from $194.1 million for the nine months ended September 30, 2006 to $200.2 million for the nine months ended September 30, 2007. In 2006, consumables, spare parts and service products revenue was favorably impacted by sales which were recorded in this category of revenue related to a laser replacement agreement we entered into at the beginning of 2006. If we were to exclude these laser replacement sales from the nine months ended September 30, 2006, consumables, spare parts and service products revenue would have increased 10% in the first nine months of 2007 as compared to the first nine months of 2006. Revenues from funded development contracts were $259,000 and $538,000 for nine months ended September 30, 2006 and 2007, respectively. There were no revenues recorded or earned associated with the TCZ joint venture for the nine months ended September 30, 2006 or 2007.

Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 38%, 6% and 15%, respectively, of total revenue for the nine months ended September 30, 2006, and 35%, 4% and 18%, respectively, of total revenue for the nine months ended September 30, 2007.

Approximately 84% and 86% of our sales for the nine months ended September 30, 2006 and 2007, respectively, were derived from customers outside the U.S. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 21% and 22% of total revenues for the nine months ended September 30, 2006 and 2007, respectively.

Cost of Product Sales. The cost of product sales decreased 11% from $211.7 million for the nine months ended September 30, 2006 to $187.7 million for the nine months ended September 30, 2007. This decrease in cost of product sales was primarily due to lower light source system sales and a decrease in warranty costs for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The gross margin on product sales was 47.9% for the nine months ended September 30, 2006 as compared to 50.8% for the nine months ended September 30, 2007. This higher gross margin from period to period is primarily due to increased factory yield and utilization, reduced product lead and cycle times, reduced warranty costs which resulted from product reliability realization and favorable material reclaim productivity improvements from period to period.

Research and Development. Research and development expenses increased 9% from $55.9 million for the nine months ended September 30, 2006 to $60.8 million for the nine months ended September 30, 2007 due primarily to costs associated with our increased focus on EUV light source development and the beginning stages of its commercialization and LTPS product development efforts. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF products. Included in our ArF product development efforts for 2007 is the design of our XLR series light sources. As a percentage of total revenues, research and development expenses increased from 13.7% for the nine months ended September 30, 2006 to 15.9% for the nine months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses decreased 14% from $22.6 million for the nine months ended September 30, 2006 to $19.6 million for the nine months ended September 30, 2007. The decrease in sales and marketing expenses from period to period primarily reflects decreases in employee compensation which includes profit sharing, bonuses and stock-based compensation expenses as well as decreases in recruiting expenses totaling approximately $2.8 million. In addition, sales and marketing expenses for 2006 include higher employee payroll taxes related to stock option exercises which occurred in the first nine months of 2006 of approximately $228,000. As a percentage of total revenues, sales and marketing expenses decreased from 5.6% for the nine months ended September 30, 2006 compared to 5.1% for the nine months ended September 30, 2007.

General and Administrative. General and administrative expenses increased 2% from $27.9 million for the nine months ended September 30, 2006 to $28.5 million for the nine months ended September 30, 2007. This increase was primarily due to a $2.3 million increase in accounting professional service fees which were related to the implementation of FIN 48 and tax consulting and support, increases in employee compensation and benefits and expenses related to facilities and information technology. These increased expenses from period to period were substantially offset by a $1.9 million decline in stock-based compensation expense and a $1.6 million decline in profit sharing and bonuses. As a percentage of total revenues, general and administrative expenses increased slightly from 6.9% for the nine months ended September 30, 2006 to 7.5% for the nine months ended September 30, 2007.

Total Other Income - Net. Net other income decreased 7% from $14.4 million for the nine months ended September 30, 2006 to $13.4 million for the same period in 2007. The decrease in net other income was primarily due to the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers early in 2006 and an increase in interest expense related to the present value calculations associated with our long-term incentive bonus program. These net decreases were offset by an increase in foreign currency exchange gains from period to period and increases in interest income during the first nine months of 2007 compared to the same period in 2006. During the second and third quarter of 2007, we utilized a significant portion of our investment portfolio when we repurchased 7.2 million shares of our outstanding common stock for $288.0 million under our $300 million board approved stock repurchase program. Even with this heavy utilization of our investments, interest income increased due to higher average investments in the first half of 2007 and better interest rate yields on those investments from period to period. Foreign currency exchange gains totaled $856,000, interest income and other income totaled $17.9 million, and interest and other expense totaled $4.4 million for the nine months ended September 30, 2006, compared to a foreign currency exchange gain of $2.0 million, interest and other income of $16.3 million, and interest and other expense of $4.8 million for the nine months ended September 30, 2007.

Income Tax Provision. The tax provision of $34.7 million and $34.1 million for the nine months ended September 30, 2006 and 2007, respectively, reflects annual effective tax rates of 33.8% and 34.6%, respectively. Included in income tax expense for the nine months ended September 30, 2007 is a discrete tax benefit item that was recorded in the third quarter of 2007. This tax benefit item totaled $2.3 million and was a correction of previously overstated income tax expense related to fiscal years 2003 through 2006. We evaluated the materiality of this $2.3 million correction and concluded that it was immaterial to all prior period financial statements and to the forecasted 2007 financial statements. Accordingly, we recorded this tax expense correction in the three months ended September 30, 2007. This $2.3 million tax benefit was almost completely offset by a decrease in the expected benefit from our research and development tax credit for the year.

The annual effective tax rate for the nine months ended September 30, 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits The annual effective tax rate for the nine months ended September 30, 2007 was approximately equal to the statutory rate of 35%. The effective tax rates for the periods are a function of current tax law and the geographic location of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Historically we have funded our operations primarily from cash generated from operations, the proceeds of note offerings, bank borrowings, and the proceeds from employee stock option exercises. As of September 30, 2007, we had approximately $237.9 million in cash and cash equivalents, $55.1 million in short-term investments, $27.2 million in long-term investments, and $497.9 million in working capital. Cash and cash equivalents decreased $64.2 million in the nine month period from December 31, 2006 to September 30, 2007.

In February 2002, we issued $250.0 million in aggregate principal amount in a private placement of notes. These notes are due on February 15, 2009 with interest payable semi-annually on February 15 and August 15 of each year at 3.50% per annum. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount or an effective conversion price of $50.00 per share. With the approval of our board of directors, we have periodically repurchased these notes in the open market. To date we have repurchased $109.3 million in principal amount of these notes and at September 30, 2007, there were $140.7 million in principal amount of these notes outstanding.

Net cash provided by operating activities was approximately $67.3 million and $84.9 million for the nine months ended September 30, 2006 and 2007, respectively. Although net income for the nine months ended September 30, 2007 was lower by approximately $3.3 million than the same time period in 2006, cash provided by operating activities was much higher in the first nine months of 2007 as compared to the first nine months of 2006. This is primarily due to significant decreases in accounts receivable and increases in deferred revenue which were offset by decreases in accrued expenses and other liabilities for the nine months ended September 30, 2007 as compared to significant increases in accounts receivable for the nine months ended September 30, 2006 which were offset by increases in accrued expenses and other liabilities during the same period. The decrease in accounts receivable for the nine months ended September 30, 2007 was primarily due to increased collection efforts during the period whereas the  increases in accounts receivable in the first nine months of 2006 were due to back-end loaded shipments during the third quarter of 2006. The increase in deferred revenue from period to period primarily reflects prepayments received from ASML during the third quarter of 2007 for purchase orders we received from them under our multi-year EUV supply agreement.

Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $72.6 million compared to net cash provided by investing activities of $120.9 million for the nine months ended September 30, 2007. Net cash used in investing activities for the nine months ended September 30, 2006 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary, an $8.2 million payment to acquire certain patent license rights and the acquisition of $10.0 million of property and equipment. Net cash provided by investing activities during the nine months ended September 30, 2007 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, the acquisition of $13.5 million of property and equipment and a $121,000 payment to acquire certain patent license rights. The majority of the proceeds from sold and matured investments during the nine months ended September 30, 2007 were used to help fund the repurchase of 7,194,000 shares of common stock for $288.0 million during the second  and third quarters of 2007 under our $300 million board approved stock repurchase program.

Net cash provided by financing activities was approximately $21.9 million for the nine months ended September 30, 2006 compared to net cash of $273.3 million used in financing activities for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2006 reflects the proceeds received from the exercise of employee stock options totaling $103.7 million and excess tax benefits for the period from stock options exercises totaling $18.9 million. This cash provided by financing activities was offset by the repurchase of treasury stock totaling $100.7 million during the third quarter of 2006. Net cash used in financing activities for the nine months ended September 30, 2007 primarily reflects the repurchase of shares of our common stock totaling $288.0 million. This cash used in financing activities was slightly offset by proceeds received from the exercise of employee stock options totaling $12.8 million and the excess tax benefits for the period from stock options exercises totaling $1.9 million.

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

As a September 30, 2007, we had a gross liability for income taxes associated with uncertain tax positions of approximately $21.5 million related to our adoption of FIN 48. We are not providing an updated contractual obligations table from the one presented in our Annual Report on Form 10-K for the year ended December 31, 2006 because the timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

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

As of September 30, 2007, we had outstanding forward contracts to buy U.S. $45.0 million for 5.3 billion yen under foreign currency exchange facilities with contract rates ranging from 111.30 yen to 121.30 yen per U.S. dollar. These contracts expire on various dates through March 2008.

Our forward contracts generally qualify for hedge accounting treatment according to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in other comprehensive income and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the unrealized loss, net of tax, for those that qualify for hedge accounting treatment totaled $984,000 and $37,000, respectively, as of September 30, 2007.

The fair value of these forward contracts as of September 30, 2007 would have fluctuated by $3.9 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $824,000 for the nine months ended September 30, 2007.

In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. As of February 21, 2005, we may redeem the notes at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Because the interest rate is fixed, we believe there is no risk of increased interest expense. These notes are recorded at face value on the consolidated balance sheets. In the third quarter of 2004 and the second quarter of 2005, we repurchased, at a discount to par, $49.2 million and $60.0 million principal amount, respectively, of these notes. The principal amount of the notes outstanding at September 30, 2007 was $140.7 million and the fair value of such debt based on quoted market prices at September 30, 2007 was $142.1 million.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. For the third quarter of 2007, our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007, and concluded that as of such date, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weakness that was disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2006, relating to our accounting for income taxes.

As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified several steps we will take throughout 2007 with the goal of remediating this material weakness prior to December 31, 2007. Per our original remediation plan and our continued evaluation of the design of our internal controls in the tax area, we have made the following improvements in our internal controls over our accounting for income taxes for the nine months ended September 30, 2007:

•                  Improved the communications between our tax department and our accounting department, and increased the level of involvement of our accounting department in the reviews of income tax reconciliations and certain key tax schedules;

•                  Redesigned and implemented new review and approval procedures and processes associated with all income tax provision workpapers and the consolidated income tax reconciliation schedules;

•                  Completed the implementation of an automated tax provision software tool that will reduce the number of manual spreadsheets that we use to calculate our effective tax rate on a quarterly and annual basis;

•                  Increased our use of outside tax consultants to assist us with all tax calculations and tax provision workpapers until we can identify and hire all of the appropriate additional tax personnel;

•                  Restructured the income tax department, including the roles and responsibilities of our outside tax consultants, to allow for proper review and approval procedures and processes; and,

•                  Hired a vice president of tax to oversee all tax department personnel, policies, processes and internal controls.

There are additional remediation steps that we have identified from our original remediation plan. Some of these were completed in the third quarter of 2007 and we intend to complete the remainder in the fourth quarter of 2007.

Since most of the more significant improvements to our internal controls over the accounting for income taxes were designed early in 2007 and were implemented as part of our first quarter and second quarter of 2007 tax provision calculations, we tested all of these internal control changes in the third quarter of 2007. No control deficiencies were identified during this testing. Further, we will test any additional changes that we make to our internal controls over our accounting for income taxes in the fourth quarter of 2007 or in early 2008, immediately following their completion and execution to ensure that they are properly designed and working effectively. We will continue to make any changes that management deems necessary to these new tax  internal controls based on the results of this testing.

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

*Our business depends on the semiconductor and the semiconductor capital equipment industries, which are volatile and unpredictable.

We derive a substantial portion of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers (“OEMs”), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase consumables, spare parts, upgrades and service directly from us in support of the light source products. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is volatile and unpredictable.

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

*A significant percentage of our revenue is derived from sales to our lithography tool manufacturer customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

Three large companies, ASML, Nikon and Canon dominate the photolithography tool business. Collectively, these three companies accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended
	September 30,
	2006	2007

ASML	38%	35%
Nikon	15%	18%
Canon	6%	4%

Total	59%	57%

Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,	September 30,
	2006	2007

ASML	48%	38%
Nikon	19%	27%
Canon	3%	2%

Total	70%	67%

We expect that sales of our light source products to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

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

At varying degrees, the loss of any significant business from or production problems for any one of these customers would harm our business and financial condition.

*Our revenue is derived from the sale of a limited number of models of our light source systems, and consumable and support service products surrounding these systems.

We sell excimer light source systems, including KrF and ArF systems, and support, including consumable and spare parts and service support. We expect these light source systems and the related support to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. The primary market for excimer light sources is in the use of DUV photolithography equipment for manufacturing deep-submicron semiconductor devices using smaller circuit geometries. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools.

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

*We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change.

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

In early 2003, we effected our most significant product introduction in several years with the initial shipment of a light source based on a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called MOPA. The MOPA design represented a paradigm shift from previously accepted lithography technology by offering chipmakers higher power, tighter bandwidth and lower cost of operation for their current optical lithography applications. More recently, we introduced the next generation advanced dual discharge chamber light source, the XLR 500i, that replaces the conventional power amplifier chamber with a regenerative ring amplifier. This light source provides our customers with a step function improvement in performance and a significantly lower cost of operation. There are risks inherent in the MOPA and ring technologies, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability, cost effectiveness, and product performance in the field of the new products and the development of a comparable product by our competitor.

At this time, chipmakers are continuing to expand their manufacturing capacity at 65 nm, and a growing number of manufacturers of certain types of memory chips are in production at 55 nm and below. Some advanced logic chips are now in production at 45 nm, while memory manufacturers are expected to be in production at 45 nm in early 2008. Additionally, other types of chipmakers have a significant level of development underway at this node. These efforts, along with expanding use of ArF immersion lithography in production among certain memory manufacturers, are driving demand for our most advanced ArF light sources. At the same time chipmakers also need tools for the less critical layers on wafers, and there remains strong demand for our KrF light source products for DUV photolithography systems as well. After chipmakers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments in whatever capacity seems necessary.

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

* Failure to maintain effectively our direct field service and support organization could have a material adverse effect on our business.

We believe it is critical for us to provide quick and responsive service directly to our chipmaker customers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide these services. Accordingly, we have an ongoing effort to develop our direct support system with locations in Europe, Korea, Japan, the People’s Republic of China, Singapore, Taiwan and the U.S. This requires us to do the following:

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

*We must effectively manage changes in our business.

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

•                  closely manage our global operations;

•                  improve our processes and other internal management systems;

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

*Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights.

We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times during the period from January 2008 to September 2025.

Our pending patent applications and any future applications might not be approved. Our patents might not provide us with a competitive advantage and may be successfully challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. Due to cost constraints, we do not seek international patent protection for all inventions that are covered by U.S. patents and patent applications. As a result we do not have foreign patent protection for some of our inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. Thus, the likelihood of piracy of our technology and products is greater in these countries. Further, third parties might independently develop similar products, duplicate our products, or design around patents that are granted to us.

Other companies or persons may have filed or may file in the future patent applications that are similar or identical to ours. We may have to participate in appropriate proceedings in the courts or the patent offices to determine the priority of inventions. These proceedings may determine that these third-party patent applications have priority over our patent applications. Loss of priority in these interference proceedings could result in substantial cost to us and loss of rights.

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

*The parties to whom we provide research and development services may dispute the ownership of the intellectual property that we develop while performing these services.

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

*In the future, we may be subject to patent litigation to enforce patents issued to us and defend ourselves against claimed infringement by our competitor or any other third party.

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

Mergers, acquisitions and joint ventures, as well as entry into new markets, are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business. In July 2005, we formed our TCZ joint venture with Zeiss to produce tools for the manufacture of flat panel displays. This is a new market for both Cymer and Zeiss and may involve numerous risks. Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

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

* Our chipmaker customers’ prolonged use of our products in high volume production may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.

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

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended September 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2007 to July 31, 2007	1,579,100	$39.23	1,579,100	$66.3 Million
August 1, 2007 to August 31, 2007	1,448,600	$37.43	1,448,600	$12 Million
September 1, 2007 to September 30, 2007	—	—	—	$12 Million
Total	3,027,700	$38.37	3,027,700

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

(a)          None.

(b)         There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  Exhibits

3.1       Amended and restated Bylaws of Cymer (incorporated herein by reference to Exhibit 3.1 to Cymer’s Current Report on Form 8-K filed on August 17, 2007).

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

CYMER, INC.

Date: November 7, 2007	By:	/s/ Nancy J. Baker

Nancy J. Baker
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)