Form 10-K
period 2007-12-31
CYMER INC
filed 2008-02-27
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-21321

CYMER, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0175463 (I.R.S. Employer Identification No.)
17075 Thornmint Court, San Diego, CA (Address of principal executive offices)	92127 (Zip Code)
Registrant's telephone number, including area code: (858) 385-7300
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $40.20 for shares of the registrant's common stock on June 30, 2007 as reported on the NASDAQ Global Select Market, was $987,269,951. The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant's voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

         Number of shares of common stock outstanding as of February 22, 2008: 30,320,282.

DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2008 which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

CYMER, INC.

2007 Annual Report on Form 10-K

TABLE OF CONTENTS

Forward-Looking Statements

        Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected timeline for the adoption of new photolithography technologies by customers, expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as "believes," "anticipates," "expects," "plans," "intends" and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

PART I

Item 1.    Business

Overview

        We are the world's leading supplier of light sources used in the photolithography process for semiconductor, or chip, manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by our lithography tool manufacturer customers. Additionally, we provide field support products customized to support our chipmaker customers, use of these light sources in their advanced wafer patterning production processes. We currently supply deep ultraviolet ("DUV") light sources to each of our lithography tool manufacturer customers' ASML, Canon and Nikon, who integrate the light source into their wafer steppers and scanners which they then provide to chipmakers. In addition, we sell replacement parts and services to our lithography tool manufacturer customers as well as directly to our chipmaker customers, who include all of the world's largest semiconductor manufacturers. Our light source systems currently constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As the leading supplier of these light sources, almost all consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. Our worldwide service organization supports our installed base of light sources, which totaled 3,251 light sources as of December 31, 2007.

        Our headquarters is in San Diego, California, where we design, develop and manufacture our light source systems and the majority of our replacement parts. To provide better support to our customers located outside of the United States, we maintain a replacement parts refurbishment facility and field service office in Korea, and field service and support offices in Japan, the Netherlands, the People's Republic of China, Singapore and Taiwan. We also maintain several field service offices in the United States to support our installed base of light sources located at our U.S. based chipmaker customers.

        Cymer, Inc. was incorporated in California in 1986 and reincorporated in Nevada on July 12, 1996. We currently have the following wholly owned operating subsidiaries: Cymer Japan, Inc. ("Cymer Japan"), Cymer Singapore Pte. Ltd. ("Cymer Singapore"), Cymer B.V. in the Netherlands ("Cymer B.V."), Cymer Southeast Asia, Ltd., in Taiwan ("Cymer SEA"), Cymer Semiconductor

Equipment Shanghai Co., Ltd., in the People's Republic of China ("Cymer PRC"), and Cymer Korea, Inc. ("Cymer Korea").

        We are also the 60% owner of our joint venture entity, TCZ Pte. Ltd., which is located in Singapore. We originally formed our joint venture entity, which we refer to as TCZ (for Team Cymer Zeiss), with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to collectively with their affiliated entities as "Zeiss"), as a Swiss entity in 2005. In 2006, we moved the location of TCZ from Switzerland to Singapore and changed our joint venture entity to a Singapore corporation. TCZ is currently developing production tools for the flat panel display manufacturing industry.

Financial Information about Segments and Geographic Areas

        Information regarding our segments and geographic areas where we operate is contained in Note 14 to our Consolidated Financial Statements for the years ended December 31, 2005, 2006 and 2007, and is incorporated herein by this reference.

Available Information

        Our filings with the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available through the Investor Relations section of our website at http://www.cymer.com. These reports can be accessed free of charge from our website as soon as reasonably practicable after we electronically file such reports with, or furnish it to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and written charters of the committees of the Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our website and are available in print to any shareholder who requests a copy. The information contained on, or accessible through, our website shall not be deemed to be incorporated into this Annual Report on Form 10-K.

        You may read and copy materials that we file with the SEC at their Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file with the SEC. The address of the SEC website is http://www.sec.gov.

Industry Background

        In recent years, the semiconductor industry has experienced significant growth. The volume of chips produced has increased every year, driven by demand for more consumer electronic devices that contain chips. The complexity of chips has increased dramatically, due to growing consumer demand for more sophisticated electronic devices that can provide more functionality, such as cellular phones with camera or video capability, video MP3 players, notebook computers that can download and play movies, and continually more advanced game consoles that are capable of driving the rapid action and vivid graphics that characterize today's increasingly realistic and interactive video games. Additionally, there is rapidly growing consumer demand for this increased functionality to be available virtually everywhere, through wireless connectivity. These advances in functionality have been achieved without the devices increasing in size or price because chipmakers have been able, over the years, to make each generation of chips with smaller features and finer circuitry than the previous generation. Semiconductor equipment suppliers have partnered with their chipmaker customers to enable the features on the chip to continue to shrink. Photolithography is one of the key technologies that has enabled this process to continue.

        The basic building block of semiconductor technology is a thin, flat, round disc of pure silicon called a wafer, which is polished to a mirror-like finish. Though semiconductor manufacturing facilities, called "fabs," process wafers that range between four and 12 inches in diameter, new fabs are equipped to process only the 12 inch, or 300 millimeter (mm) wafer size, which is most economical. After polishing, the wafer must go through a complex manufacturing process that involves several hundred steps—all of which must be executed with extreme precision at the level of a few nanometers ("nm") (one nm is a billionth of a meter). Standard processes, such as photolithography, etch and deposition, among others, are repeated many times on the wafer, resulting in a buildup of microscopic thin layers of materials, which comprise tens of millions of transistors. When the wafer processing is complete, a single wafer will contain hundreds of individual chips, which are then cut, tested, bonded onto lead-wire "legs," and then packaged in a ceramic or epoxy container.

The Lithography Process

        Photolithography is a process that uses light to pattern, or print, the complex circuit patterns onto the wafer. The ability to pattern smaller circuits depends, to a great degree, on the wavelength of the light used in the photolithography process. A shorter wavelength of light can pattern circuitry with smaller critical dimensions ("CD"), which in turn allows the myriad of circuit switches (transistors) to be smaller and the resulting chips to provide higher levels of functionality. Our light sources provide an extremely pure beam of ultraviolet light. The short wavelength of DUV light enables the required resolution, depth of focus and CD control required to pattern semiconductor circuits.

        A lithography tool projects light from the light source through a negative of the circuitry pattern called a photomask or reticle. A reticle is a glass plate with a layer of chrome on one side, on which a negative of the circuit pattern is etched. The image of the circuitry is transferred by the light being projected through a reduction lens onto a small portion of the surface of the silicon wafer.

        To print the projected optical pattern, the wafer is coated with a thin liquid film of light-sensitive material, called photoresist. The light exposes the photoresist, which is then developed (somewhat like photographic film) to create a stenciled image pattern. Next, through a process called etch the unnecessary material is selectively removed, creating an extremely fine circuit pattern. Then the wafer surface is cleaned, generally by immersing it in liquid—an acid, solvent, or deionized water. The wafer is inspected, particularly for pattern defects, any hardened residual photoresist is removed, and then the wafer is measured to make sure it meets predetermined specifications. Then another layer of the photoresist is deposited onto the wafer surface, exposed, cleaned, and so on, until all the layers for the wafer have been printed onto its surface. Depending on the type of chip being made, a total of 28 to 42 layers are patterned precisely over the first to complete the circuit fabrication, at which time the wafer is fully processed.

        The light from these DUV sources is generated by mixing two gases—either krypton and fluorine (KrF), or argon and fluorine (ArF)—inside a discharge chamber within the light source system. When a short electrical charge is applied to the gases, the krypton and fluorine (or argon and fluorine) atoms combine briefly to form a molecule known as an excited dimer, or "excimer." These gas molecules remain together for a few nano-seconds, and when they separate, produce an intense pulse of DUV light that is then purified and directed out one end of the light source to the lithography tool. Depending on the repetition rate of the laser, this procedure is repeated between 1,000, and 6,000 times per second (each 1,000 pulses per second equals one kiloHerz (kHz)).

Products and Services

        Our products include photolithography light sources, replacement parts, and support services.

Photolithography Light Sources

        DUV lithography tools in production today are either KrF with a 248 nm wavelength, or ArF with a 193 nm wavelength, and the light sources are referred to according to either the gas mixture or the wavelength. The bandwidth of the light selected can be further narrowed through the use of a number of optical techniques. Depending on the type of chip being manufactured, KrF light sources are used to pattern features of approximately 250 nm to as small as approximately 90nm. Again depending on the kind of chip, ArF sources are used to pattern features of approximately 120 nm, and are expected to be used until extreme ultraviolet ("EUV") sources are adopted in production at approximately 22 nm. A few years ago, lithography experts developed a technique called immersion lithography whereby a layer of water is inserted between the final lens element and the wafer to effectively reduce the wavelength of the light to enable the patterning of even smaller CDs. Immersion lithography is expected to enable the extension of ArF technology to approximately 32 nm. At that point, an additional technique called ArF immersion double patterning will be used to extend ArF lithography to pattern features to 25 nm or smaller. In double patterning applications, using one of several potential approaches, the most critical layers on the wafer will be patterned twice in order to reduce feature sizes beyond those achievable using immersion alone. When double patterning reaches its CD limit, the next and final wavelength will involve the use of EUV illumination sources, which are expected to be needed in production sometime between 2011 and 2012. We have been working on EUV light sources since 1997, and are currently developing products that we anticipate will satisfy the industry's needs.

        The extremely short wavelengths and highly narrowed bandwidths our light sources produce work in concert with our lithography tool customers' steppers and scanners and their sophisticated lens systems to help enable the very fine feature resolution required for printing today's most advanced circuitry. The pulse energy and repetition rate of our light sources enable our chipmaker customers to achieve high throughput in wafer processing. We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes. In 2007, we sold 196 light source systems at an average selling price of $1.3 million. Revenues generated from sales of light sources were approximately $207.4 million, $282.4 million and $245.8 million for 2005, 2006 and 2007, respectively.

        Our product development strategy has been to develop in rapid succession technologically innovative new products that deliver superior performance and lower cost of operation to meet continually evolving needs of our customers. Consistent execution of our strategy has enabled us to offer our customers increasingly higher value-added DUV light sources in advance of their needs while establishing our strong position as the technology and market leader in our field.

        Over the years, we have developed and sold a wide variety of KrF and ArF light source products, each of which was designed to meet customer needs at the time it was introduced. Our most advanced, highest value-added light sources are seeing strong demand from our customers today, as are light sources they use to pattern the less critical and mid-critical layers on today's leading edge chips. We continue to develop innovative new products in support of our chipmaker customers' current installed base of light source systems to improve their ongoing performance and reduce their overall cost of operation

Current Light Source Products

        We are pleased to be able to provide our customers with a complete line of light sources designed to cost-effectively deliver high levels of performance, availability and reliability to enable chipmakers to achieve their production goals.

        Included in our current products are our newest, most advanced, ArF and KrF light sources, as well as some of our more mature products that chipmakers use to fill out or balance their production lines or add fab capacity as DUV lithography increasingly becomes the prevailing light source technology in wafer fabrication.

  193 nm ArF Immersion Light Sources

          As chipmakers continue to reduce the feature sizes and shrink CDs on the wafer, they need to install the advanced tools required to enable patterning of the most critical layers. NAND Flash memory manufacturers have been the most aggressive chipmakers in shrinking CDs, and have been driving demand for our most advanced light sources for ArF immersion lithography applications. Some of these chipmakers are in development or in the early stages of chip production with CDs of approximately 45 nm. DRAM (dynamic random access memory) manufacturers are in production at 70 nm and will begin adopting immersion lithography in production during 2008. Logic manufacturers and foundries are in various stages of ArF immersion development and will adopt this technique in production in the future, which means the ArF immersion ramp could last for several years.

          * XLR Series—The XLR Series of ArF immersion light sources is based on our dual-discharge chamber Master Oscillator Power Amplifier ("MOPA") light source architecture, with a regenerative ring amplifier in place of the traditional power amplifier. Built on our XL Universal platform, this product series offers a step function improvement in performance and cost of operation well beyond any other light source currently available. Our XLR light sources are designed to enable our chipmaker customers to customize performance for specific applications through improved performance parameters and metrology options. Improved bandwidth stability and dosage control enable higher yield and wafer throughput, and this series offers longer pulse duration for illuminator and lens lifetime extension, even at higher power levels. Cost of operation is reduced significantly because the lower output power required from the master oscillator greatly increases that module's lifetime. With Active Bandwidth Stabilization and Tuning capability, the XLR products offer improved bandwidth management for improved mask optical proximity correction ("OPC") matching and tool-to-tool matching, so customers can use multiple node mask sets in the same tool or the same mask in different tools. We began manufacturing the XLR Series in the fourth quarter of 2007.

*
XLR, XLA, Nanolith, 5000, 6000 and 7000, are trademarks or registered trademarks of Cymer, Inc.

  •
  XLR 600i—The XLR 600i is the industry's first ArF production light source offering up to 90 watts ("W") of output power to enhance chipmaker throughput. Operating at a 6 kHZ repetition rate and offering a wide range of sophisticated and tunable options, it is designed to support the stringent requirements of volume immersion double patterning production at the 32 nm node and beyond. The XLR 600i offers our chipmaker customers further improvements in performance and pulse energy stability, as well as a 10 times reduction in gas refill frequency through our Gas Lifetime Extension (GLX™) technology, a feature exclusive to our light sources. Initial shipments of the XLR 600i are expected to occur in 2008.

  •
  XLR 500i—Operating at a 6 kHz repetition rate and offering up to 60 W of output power, the XLR 500i was designed to enable cost-effective high volume immersion production at the 45 nm node and below. We shipped qualification systems to two of our lithography tool manufacturer customers during 2007, and with the qualification process completed, initial shipments of the XLR 500i for installation at chipmakers occurred in the fourth quarter of 2007. Our chipmaker customers have shown a great deal of interest in the benefits this light source is expected to provide them. We anticipate that shipments of this light source will begin to ramp up early in 2008 and grow to higher volumes as the year progresses. We believe the XLR 500i will become the light source of choice for 45 nm production.

          *XLA Series—The XLA Series of ArF light sources is the first product series to be based on our dual-discharge chamber MOPA architecture. MOPA represented a true paradigm shift in excimer laser architecture when it was first introduced, and has proved to be a key enabler of the current age of immersion lithography. The master oscillator creates a narrow bandwidth beam of light at low power. The beam then is directed into the power amplifier, where the power is increased significantly while maintaining the narrow bandwidth. This combination of bandwidth and power has enabled our chipmaker customers to continue reducing CDs and increasing processing speeds, capacity and functionality of chips, while giving them the performance and cost advantages they need. Each product in the XLA Series is based on the XL common platform, which enables us to develop each new product in the series rapidly and cost-effectively. Because our customers have been working with the XLA Series for more than five years, our lithography tool manufacturer customers can efficiently integrate a new XLA light source product into their advanced scanners and bring them to market quickly, while our chipmaker customers can quickly begin using these light sources in their existing manufacturing processes and achieve rapid time to yield. The XLA Series is comprised of five light source models.

*
XLR, XLA, Nanolith, 5000, 6000 and 7000, are trademarks or registered trademarks of Cymer, Inc.

  •
  XLA 400—The XLA 400 began shipping in the second quarter of 2007 and has experienced increasing demand in subsequent quarters. It is the second light source in the XLA Series designed for high volume ArF immersion production at the 45 nm node. Like the XLA 300, it operates at a 6 kHz repetition rate and offers up to 60 W of output power, but the XLA 400 offers a narrower bandwidth for tighter control and better CD uniformity.

  •
  XLA 300—Though it is the fourth product in the XLA Series, the XLA 300 is the first dual chamber ArF light source designed to enable high volume production using the immersion lithography technique. Operating at a 6 kHz repetition rate and offering up to 60 W of output power, the initial shipment of the XLA 300 in the fourth quarter of 2005 marked the fastest product development cycle in our history. This product has recently begun to be superseded by the XLA 400 for some immersion applications.

  •
  XLA 200—The initial shipment of our XLA 200, which offers higher power and narrower bandwidth than its predecessor, the XLA 105, occurred in the first quarter of 2005. Operating at a 4 kHz repetition rate, it also offers up to 60 W of output power and an ultra line-narrowed bandwidth to enable production of semiconductor devices at the 65 nm production node in non-immersion applications, and pilot production at the 45 nm node using immersion lithography techniques. This light source provided our customers with a cost-effective bridge between ArF dry and immersion production, and enabled rapid progress in immersion research and development ("R&D") efforts. As we had anticipated, this product was superseded by the XLA 300, introduced in late 2005, and today there is little or no demand for it.

          193 nm ArF Dry Light Sources—Though no longer the leading edge technology, dry ArF lithography is still used to pattern a significant number of less-critical layers on wafers processed at advanced production nodes. Additionally, as CDs continue to shrink and drive demand for even finer resolution on the most critical layers, the number of layers patterned with ArF dry scanners is expected to continue to grow for the next several years, driving strong and growing demand for these tools.

    •
    XLA 105—Since its initial shipment during the first quarter of 2004, the XLA 105 has become the workhorse for our chipmaker customers' patterning of their dry ArF layers. The XLA 105 offers a 4 kHz repetition rate and 40 W of output power and was designed for use at the 65 nm production node. It is one of our best-selling ArF light sources, providing our chipmaker customers with a cost-effective solution for their needs for resolution, high throughput, and reliability.

    •
    XLA 100—The first of our XLA Series products, the XLA 100 began shipping in the first quarter of 2003. Offering a 4 kHz repetition rate and 40 W of output power, it was designed for production at 90 nm and below. The XLA 100 was the highest power ArF light source available at the time, enabling our chipmaker customers to achieve high wafer throughput. The XLA 100, with its many benefits and innovative dual-chamber architecture, was rapidly adopted by our chipmaker customers. Since then it has been superseded for the most part by our later models in the XLA Series, and may ship in very small quantities in any period.

          * NanoLith 7000—The NanoLith 7000 is an ArF light source based on the single-chamber excimer laser architecture. It offers a 4 kHz repetition rate and it is available with 20 W of output power. The NanoLith 7000 was originally designed to enable initial ArF process development and production at the 100 nm production node and below. The NanoLith 7000 began shipping in mid-2001, and experienced fairly strong demand through 2002. It was superseded by the more productive and technically advanced XLA 100 when that product was introduced in 2003. As of the end of 2007, we were shipping the NanoLith 7000 in very small quantities. The NanoLith 7000 is the ArF twin of the ELS-7000 KrF light source (see 7000 Series below).

*
XLR, XLA, Nanolith, 5000, 6000 and 7000, are trademarks or registered trademarks of Cymer, Inc.

  248 nm KrF Light Sources

          We have been providing KrF light sources for volume chip production since 1996 when chipmakers reached the 250 nm production node, which required the adoption of DUV light sources in the fab. Over the years, we have developed and sold a variety of increasingly powerful and productive KrF light sources, which have provided our customers with the resolution needed for continually shrinking CDs, and the throughput and reliability required for cost-effective production.

          * 7000 Series—The 7000 Series of products is comprised of the NanoLith 7000 ArF light source (described above), and two KrF light sources. The 7000 Series is the first series that was designed and built on a common platform, enabling chipmakers to easily utilize these two different light source wavelengths within the manufacturing environment. This "ease of use" feature was very important at the time, because chipmakers were introducing ArF production into their fabs with the NanoLith 7000, and the common platform simplified the introduction of this new technology. With a 4 kHz repetition rate and high output power, the 7000 Series provides our chipmaker customers with high wafer throughput and lower cost of operation by reason of advanced design and materials, and delivers a high level of tool availability to enable manufacturing efficiency and flexibility.

*
XLR, XLA, Nanolith, 5000, 6000 and 7000, are trademarks or registered trademarks of Cymer, Inc.

  •
  ELS-7010—The ELS-7010 is our most advanced KrF light source. Introduced in the third quarter of 2004, it has become the workhorse for our chipmaker customers for patterning of their KrF layers. It provides 40 W of output power to enable chipmakers to achieve high throughput for KrF layers with features of 100 nm and below, and offers ultra-narrowed bandwidth and numerous features and controls to enhance performance and reduce cost of operation.

  •
  ELS-7000—The ELS-7000 is the first KrF light source in the 7000 Series. It was introduced in January of 2002 with 30 W of output power and intended for high volume production of devices at the 130 nm production node and below. In the last two years this product has experienced very limited demand, as chipmaker requirements have moved to the higher power, narrower bandwidth and superior performance offered by the ELS-7010.

    •
    NanoLith 7000—See the description of this ArF light source under "NanoLith 7000" above.

          * 6000 Series—The 6000 Series of light sources includes two KrF models and an ArF model. When originally introduced in the third quarter of 1999, the 6000 Series light sources were designed for production of semiconductor devices with design rules down to 130 nm. The purchase of these KrF model series today are primarily to balance production lines or expand capacity in 200mm fabs. They continue to make up a large percentage of our installed base.

*
XLR, XLA, Nanolith, 5000, 6000 and 7000, are trademarks or registered trademarks of Cymer, Inc.

  •
  ELS-6010—The ELS-6010 provides 20 W of output power and a 2.5 kHz repetition rate, which provided our chipmaker customers with a substantial throughput increase when this light source was introduced at the end of 2000. The ELS-6010 has continued to experience strong chipmaker acceptance and demand to this day, because it enables our chipmaker customers to meet their 200mm KrF needs with a highly reliable light source that enables high wafer throughput.

  •
  ELS-6000—The ELS-6000 was introduced late in 1998, and experienced strong demand well into 2002, and again in 2004 when our chipmaker customers needed to expand their 200mm production capacity. At the time it was introduced, its 2 kHz repetition rate and 20 W of output power far exceeded the capabilities of any other light sources then on the market, and provided our chipmaker customers with substantial increases in performance and throughput. It is still used today in the production of semiconductor devices with CDs of 180 nm and below.

  •
  ELS-6010A—See the description of this light source under "Legacy Products" below.

Legacy Products

        In general, our legacy light source products have been superseded by our newer, more advanced products, and therefore there is no new demand from chipmakers for these light source products today. However, our legacy products are still widely used by chipmakers to cost-effectively pattern the circuitry on the less critical layers of the wafer. These products make up a substantial portion of our installed base of light sources, and we continue to provide replacement parts and service for them.

          ELS-6010A—Operating at a 2 kHz repetition rate with 10 W of output power, the ELS-6010A is the ArF model in the 6000 Series of products. Designed for production of features of 130 nm and below, this light source began shipping in the second quarter of 2001. However, it was superseded later that same year by the NanoLith 7000 with its higher repetition rate, power, performance and throughput capabilities.

          * 5000 Series—Our 5000 Series of light sources include several KrF products and one ArF product, which was used in R&D. The 5000 Series light sources operate at a 1 kHz repetition rate, and depending on the model, offer 10 W or 15 W of output power. The KrF models are still used today to pattern CDs of 250 nm and below, and comprise approximately 30% of the installed base. We last shipped a 5000 Series KrF light source in early 2001, but we have continued to improve their performance and cost of operation in order to provide more benefits to our chipmaker customers.

*
XLR, XLA, Nanolith, 5000, 6000 and 7000, are trademarks or registered trademarks of Cymer, Inc.

Replacement Parts and Refurbishment Activities

        Our light sources incorporate certain modules and subassemblies that require replacement or refurbishment following extended operation. The expected lifetime of the replaceable modules varies depending on the light source model. At this time, the majority of modules replaced are discharge chambers, and we estimate that a light source used in a semiconductor production environment will require one to four replacement discharge chambers per year, depending upon the level of usage. Similarly, certain optical components of the light source, such as the line narrowing module and stabilization module, deteriorate with continued exposure to DUV light and require periodic replacement. We provide these and all other spare and replacement parts for our light sources as needed by our customers.

        Over the years, it has been our practice to continually improve the performance and extend the expected lifetimes of our replacement modules. The enhanced performance enables our customers to benefit from higher throughput and yield, while the extended lifetimes provide lower cost of operation. We continue to seek ways to add value for our customers and enable them to realize higher returns on their investment in light sources purchased from us.

        Revenues generated from sales of replacement parts, excluding the receipt of reusable material, were approximately $130.8 million, $199.8 million and $197.5 million for 2005, 2006 and 2007, respectively. Revenues from replacement parts are dependent on both the utilization of our light source systems in the field and the size of our installed base of light sources. Our installed base increased from 3,042 light sources as of December 31, 2006 to 3,251 light sources as of December 31, 2007, and the utilization of our light source systems at chipmakers continued to grow throughout 2007. On an annualized basis, the average pulse utilization rate per laser grew approximately 20% from the beginning of 2007 and reached a record high level by the end of 2007.

        As part of our regular business activities, we conduct parts refurbishment and material reclaim activities related to some of our core modules, the majority of which involves our discharge chambers. These activities involve arrangements with our customers where we sell a new part (for example, a discharge chamber) to the customer at a reduced sales price if the customer returns the consumed core module that the new part replaces. These returned modules contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. Since a portion of the module's original sale price is related to the return of consumed parts, we record revenue when we receive the returned modules from our customers.

        Revenues generated from the receipt of reusable material contained within consumed assemblies returned from our customers were approximately $18.0 million, $26.0 million and $28.9 million for 2005, 2006 and 2007, respectively. Revenues from such activities are dependent on the quantity of the modules our customers return and the value of the reusable parts that we expect to yield from the modules received. Our method of accounting for refurbishment activities is explained in greater detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Refurbished Inventories" and in Note 1 to our consolidated financial statements.

Service and Support Products

        We provide system and support services to our customers through service contracts and billable service activities. Under these service agreements, we maintain and/or service light sources either on an on-call basis, at regular intervals, or both. Under certain types of service contracts the replacement of consumable parts and non-consumable parts is included, and in these cases, the contract pricing includes the replacement of these parts.

        In July 2007, we introduced OnPulse®, a new type of service contract and a comprehensive approach to enhancing light source productivity that we believe will be the future model for our replacement parts and service business. Through it, we offer our chipmaker customers guaranteed year over year reductions in their cost of operation. We expect our chipmaker customers will experience stable and predictable laser light source running costs that scale with wafer production, and enjoy predictable, risk-free operational cost planning and performance. This program is customizable for each customer's specific production requirements and laser availability can be synchronized with the chipmaker's business needs. Under this program, we offer on-site certified field service engineers and remote light source monitoring 24 hours a day, seven days a week. Because all service, replacement parts and support are covered under one, comprehensive long-term contract, our chipmaker customers experience cost savings through reduced administrative tasks and simplified order management. We believe OnPulse® offers our customers many compelling benefits, and that many more of them will sign contracts over the next several years.

        Revenues generated from service and service contracts were approximately $26.4 million, $35.2 million and $48.8 million for 2005, 2006 and 2007, respectively. A significant portion of the revenues generated from service contracts is related to the parts that are replaced under these contracts. We expect service and service contract revenues to remain at or exceed these levels as our installed base grows and warranties on light source systems expire.

Customers and End-Users

        We sell our photolithography light source products to each of the three lithography tool manufacturers, ASML, Canon and Nikon, who then integrate our light sources into their DUV photolithography tools. We strive to maintain and strengthen our relationships with our lithography tool manufacturer customers by developing and providing compelling light source solutions in advance of their need. We work closely with them to ensure that our product road map aligns with each of theirs, and that we can support them in a timely manner with the products required by our mutual chipmaker customers. We believe these efforts enhance our relationship with our lithography tool manufacturer customers, and support our leadership position in the photolithography light source market.

        Sales to ASML, Canon, and Nikon accounted for 33%, 4% and 19%, respectively, of total revenue in 2007. We expect that sales of our light source products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. The loss of any significant business from or production problems for any one of these customers would harm our business and financial condition.

        Our chipmaker customers include all of the world's largest semiconductor manufacturers. The semiconductor manufacturers listed here have purchased one or more DUV photolithography tools incorporating our light sources:

U.S.	Japan	Singapore	Korea
Albany Nanotech	CASMAT†	Chartered Silicon Partners	Dongbu
AMD	Denso	Peregrine Semiconductor	HiTek
Applied Materials	Elpida Memory Inc.	Silterra	Hynix Semiconductor Inc.
Atmel	Fuji Film	SSMC	Magnachip
Clariant Corp.	Fujitsu	TECH	National NanoFab†
Cypress	Hitachi	UMCI Pte Ltd.	Samsung
Freescale Semiconductor	JSR	X-Fab
Headway Technologies	Kawasaki Seitetsu		Europe
Honeywell	Matsushita	Taiwan/China	Altis Semiconductor
HP	NEC	ASMC	C-NET†
IBM	Nissan Chemical Industries	ERSO	CEA-Leti
IMFT	OKI	GSMC	IHP
Integrated Device Technology	Renesas Semiconductor	HeJian	IMEC v.z.w†
Intel	Rohm	Inotera	Infineon Technologies AG
Jazz Semiconductor	Sanyo	Macronix	NXP Semiconductor
LSI Logic Corp.	Seiko	Nan-ya	Qimonda
Maxim Integrated Products	SELETE†	Promos	ST Microelectronics
Microchip Technology Inc.	Sharp	PSC	Tower Semiconductor
Micron Technology	Sony	SMIC
National Semiconductor	Tokyo Electron Ltd.	TSMC
Rohm & Haas	Tokyo Ohka Kougyo Co.	UMC Group
Sarnoff Corp.	Toshiba	VISC
SEMATECH†		Winbond Group
Spansion
Texas Instruments
VLSI
Wafertech

†
A semiconductor industry consortium.

Backlog

        We base our light source production schedule upon order backlog as well as informal customer forecasts. Our backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to the customer within twelve months. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2007, we had a backlog of approximately $105.5 million compared with a backlog of $94.4 million at December 31, 2006.

Manufacturing

        Our manufacturing activities, consisting of material management, assembly, integration and testing, are performed in our San Diego, California facility that includes approximately 31,000 square feet of Class 10,000 cleanroom manufacturing and test space. To better leverage our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to our customers' needs, we outsource the manufacture of many of our modules and subassemblies. The modular design of our light source products enables this manufacturing outsourcing strategy, with substantially all manufacturing of nonproprietary subassemblies currently contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules. The failure of one or more of these suppliers to supply us in a timely manner with sufficient quantities of components or subassemblies that perform to our specifications could affect our ability to deliver products to our customers on schedule. We believe the highly outsourced content and manufacturable design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue training manufacturing personnel, improving our assembly and test processes to further reduce cycle time, investing in additional manufacturing tooling and further developing our supplier management and engineering capabilities.

        In addition to our manufacturing facility in San Diego, we have a refurbishment facility in Korea that currently refurbishes discharge chambers for light sources installed in Korea and the Asia-Pacific region. The Korean facility includes 6,550 square feet of Class 10,000 cleanroom manufacturing space.

        Our light sources include a limited number of components and subassemblies that we obtain from a single supplier or a small group of suppliers. We currently use a single supplier for certain optical, control system and pulse power components and subassemblies. Whenever possible, we work with secondary suppliers to qualify additional sources of supply. To reduce the risk associated with a single supplier, we carry significant strategic inventories (which are managed as a percentage of future demand) of these components, and we also have vendor-managed inventory of critical components. To date we have been able to obtain adequate supplies of light source components and subassemblies in a timely manner from existing sources. If in the future we are unable to obtain sufficient quantities of required materials, components or subassemblies, or if such items do not meet our quality standards, delays or reductions in product shipments could occur which could harm our business, financial condition and results of operations.

Sales, Service, and Support

        We design and develop our sales and marketing efforts to better serve our lithography tool manufacturer and chipmaker customers. We strive to understand their light source performance and production needs, and work to ensure their understanding of the significant value-add our products offer. We have established product development and marketing and applications engineering teams who work closely with our customers to understand their needs. These teams support our own direct sales and marketing efforts.

        After a customer takes delivery of one of our light sources, we continue to provide service and support to that customer as a part of our standard warranty and service product offerings for as long as they own the light source. We believe our success depends to a great degree on our ongoing commitment to helping our customers realize the highest possible return on their investment in our light sources. We support our customers with on-site support at their manufacturing facilities, as well as with field service, technical service engineers and training programs. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and provide customers with training at our facilities or at the customer's location. We also provide all of our customers with a comprehensive set of manuals, including light source operation, maintenance, service, diagnostic and safety manuals.

        Our field engineers and technical support specialists provide field service and front-line technical support for our customers from our San Diego headquarters, from our field service offices located throughout the United States, and from our field service offices and the offices of our subsidiaries located in Europe, Japan, Korea, Singapore, the People's Republic of China, and Taiwan. To ensure that our chipmaker customers receive replacement parts quickly and maintain the optimal level of productivity in their fabs, our customer service program includes our maintenance of an inventory of spare parts at each of our service facilities. As our installed base grows, replacement parts required to satisfy worldwide support requirements, as well as our own logistics support organization, will be subject to the fluctuating demands of our chipmaker customers. In order to meet these demands, we must continue to effectively manage our production of component modules which are required both for new systems, and for support and warranty requirements for installed systems.

        We believe that to provide the quick, highly responsive and high quality service that our chipmaker customers need to maximize their production efficiency, and provide it in a cost-effective manner, requires that we maintain a highly-trained, global staff of our personnel with a rapid response capability. Accordingly, we seek to continuously develop and enhance our direct support infrastructure in our international and U.S. markets. To achieve this level of service and strive for its continuous improvement, we recruit highly qualified field service personnel and provide additional training and certification. Additionally, when necessary, we identify qualified independent firms and help them maintain effective and highly trained organizations to provide service to our customers in various countries in their assigned regions.

        We generally warrant our new light source products against defects in design, materials, and workmanship. The warranty period and terms vary by light source model. We also warrant replacement parts sold to our customers and the coverage period varies by the type of part, since some types include time-based warranty periods and others include usage-based warranty periods.

Research and Development

        The semiconductor industry is subject to rapid technological change and new products and product enhancements must be developed to meet our customers' continually evolving needs. We believe we must continue to anticipate our customers' future needs, and to develop and introduce new and enhanced light source products in order to support our customers as well as to strengthen our leadership position in the industry. We intend to continue developing and enhancing our technology in order to provide our customers with innovative products to help ensure their success. At this time, we are developing enhancements to our KrF product line and are productizing an advanced 90 W ArF light source based on our recirculating ring technology. During 2007, we reached a significant milestone with the achievement of 100 W of output power with our EUV source. Additionally, we realized a significant breakthrough in debris mitigation through development of a multi-layer mirror that extends the lifetime of the collector significantly. Our EUV efforts have been recognized as leading the industry in the effective development and commercialization of this critical next generation technology. We may also invest in other product and technology areas in order to expand our portfolio within the semiconductor capital equipment market sector. In addition there are ongoing efforts to improve existing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.

        We have historically devoted a significant portion of our financial resources to research and development programs and we expect to continue to allocate resources to these efforts. This substantial investment is critical to our ability to continue providing our customers with more advanced light sources to enable them to continue manufacturing and selling more advanced products. Research and development expenses for 2005, 2006 and 2007 were approximately $64.0 million, $74.0 million and $81.8 million, respectively.

        Our majority owned joint venture, TCZ, is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry. TCZ is targeting the growing market for low-temperature poly-silicon ("LTPS") processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today's predominant amorphous silicon films. During 2007, TCZ conducted numerous customer demonstrations on its demonstration tool, and began building an additional production tool. We currently expect that TCZ will ship its first production tool, the TCZ 900X, in the first half of 2008.

Intellectual Property Rights

        While the success of our business depends heavily on such factors as our employees' technical expertise and their innovative skills and marketing and customer relations abilities, our business success also depends on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a number of ways, one of which is to obtain patent protection for our technology. As of December 31, 2007, we own a number of U.S. and foreign patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times through September 2025.

        We also rely on trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect our confidential information and our other intellectual property. However, these methods may not be effective in protecting our confidential information, particularly our trade secrets, because third parties may independently develop substantially the same proprietary information and techniques, gain access to our trade secrets, or disclose our technology.

        In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We have received these funds from government-sponsored programs and customers, in connection with our design and development of specific products. Periodically, funds from our lithography tool manufacturer and chipmaker customers are used to fund a small portion of our research and development expenses. When providing these research and development services, we try to make clear who owns the intellectual property resulting from our efforts. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us.

        We have registered a number of trademarks including "CYMER" and "INSIST ON CYMER" in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries. We use these trademarks and many other marks in our advertisements and other business materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these and other marks on a worldwide basis and this would be costly to defend. If an adverse trademark infringement action were successful, we would have to stop using the mark and possibly pay damages.

Competition

        We believe that the principal elements of competition in our markets are the technical performance characteristics of the DUV light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, throughput, cost of operation, and overall quality. We believe that we compete favorably with respect to these factors.

        We currently have one significant competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a Japanese joint venture between two large companies, Komatsu and Ushio. Over the last year, Gigaphoton has been successful in gaining market penetration in the DUV light source industry and is continuing aggressively to try to gain additional penetration. We know that our lithography tool manufacturer customers have purchased products from this competitor and that these customers have qualified this competitor's light sources for use with some of their products. Additionally, we know that Gigaphoton has been qualified by a number of chipmakers in Japan and other regions in Asia, as well as a few chipmakers in the U.S., and that Gigaphoton has an installed base of light sources at chipmakers in these regions.

        In the future, we may experience competition from other companies as well, as next generation technologies must be developed and adopted in order to enable critical dimensions to continue to shrink beyond the 32 nm node. The most promising of these technologies is EUV, where we have been conducting research and development for years, and now have a source demonstrating the clean power and cost of operation required for commercial success. Other potentially competing technologies include nano-imprint lithography and certain types of maskless lithography, such as multiple electron beam direct write lithography.

        To remain competitive, we believe that we will need to manufacture and deliver products to our customers on a timely basis without significant defects and maintain a high level of investment in research and development and sales and marketing. We might not have sufficient resources to continue to make the investments necessary to maintain our competitive position.

        Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources and may attempt to supply replacement parts to our customers.

Employees

        As of December 31, 2007, we employed 1,022 persons worldwide. To the best of our knowledge, none of our employees are currently covered by collective bargaining agreements or are members of any labor organization. We have not experienced work stoppages and believe that our employee relations are good.

Environmental Matters

        For a discussion of environmental matters, see Item 1A—Risk Factors.

Executive Officers

        Set forth below is certain information regarding our executive officers and their ages as of February 22, 2008.

Name	Age	Position
Robert P. Akins	56	Chairman of the Board and Chief Executive Officer
Edward J. Brown	50	President and Chief Operating Officer
Nancy J. Baker	45	Senior Vice President, Chief Financial Officer
Stephan D. Spiva	59	Senior Vice President, Worldwide Service and Manufacturing Operations
Rae Ann Werner	43	Vice President, Corporate Controller and Chief Accounting Officer

        Robert P. Akins, one of our co-founders, has served as our chairman and chief executive officer since our inception in 1986, and served as president of the company as well from our inception until May 2000. He currently serves on the boards of directors of Semiconductor Equipment and Materials International ("SEMI"), and SEMI North America. He is also a member of the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego ("UCSD"), and serves on the board of the UC San Diego Foundation. Mr. Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow co-founder Rick Sandstrom, received the outstanding alumnus award from UCSD, and the prestigious SEMI Award for North America, the highest honor conferred by SEMI, in 1996 for contributions to the field of DUV lithography. Mr. Akins received a bachelor's degree in physics, a bachelor's degree in literature, and a doctorate in applied physics from the University of California, San Diego.

        Edward J. Brown, Jr. has served as president and chief operating officer since September 2005. Prior to joining us, Mr. Brown was Group Vice President and Senior Advisor to the President at Applied Materials Inc., the world's largest provider of semiconductor equipment and services. From 1984 until 2005, Mr. Brown held several high-level management positions at Applied Materials, where he was responsible for key business innovations, overseeing global operations, and enabling significant revenue growth. Mr. Brown received a master's degree in business administration from National University and a bachelor's degree in industrial studies from San Diego State University.

        Nancy J. Baker has served as senior vice president and chief financial officer since January 2002. Prior to that, she served as our vice president, finance and treasurer from June 1998 to December 2001. During 2000, she headed the company's successful effort to implement a new Enterprise Resource Planning system, which was implemented in San Diego in only six months, and globally in only nine months. From October 1996 to June 1998 she served as director, corporate finance and treasurer. She joined us as corporate controller for worldwide operations in August 1992. Ms. Baker's professional career spans more than 22 years, and prior to joining us, she held a variety of financial management positions with an international manufacturer in the San Diego area. Ms. Baker received a bachelor's degree in accounting from the University of Texas at Austin and completed the executive advanced management program at Harvard Business School.

        Stephan D. Spiva has served as senior vice president of worldwide service and manufacturing operations since May 2006. Prior to joining us, Mr. Spiva was vice president of enterprise solutions at Applied Materials, Inc. from June 1998 until his retirement in June 2001. From March 1988 to June 1998, Mr. Spiva served at Applied Materials in various management positions, including as the managing director of global installed base operations, senior director of Intel account operations and director of the advanced manufacturing group and also implemented the Oracle Enterprise Resource Planning system for manufacturing and order fulfillment business processes at Applied Materials. Mr. Spiva received his bachelor's degree in business administration from the University of Phoenix and is also APICS and CIRM certified.

        Rae Ann Werner has served as vice president, corporate controller, and chief accounting officer since January 2003. Prior to that, she served as our controller from February 1999 to January 2003. From her initial employment with us in November 1993 through 1999, she held a variety of finance positions with increasing responsibilities. Ms. Werner's professional career spans more than 20 years, and prior to joining us, she held a variety of financial positions with semiconductor and communications companies in the San Diego area. Ms. Werner received a bachelor's degree in accounting from San Diego State University.

        Executive officers serve at the discretion of the board of directors. There are no family relationships between any of the directors and our executive officers.

Item 1A.    Risk Factors

        The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our revenues and operating results from quarter to quarter and year to year have varied in the past and our future operating results may continue to fluctuate significantly.

        Factors that contribute to fluctuations in our revenues and operating results include:

  •
  demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

  •
  cyclicality in the market for semiconductor manufacturing equipment;

  •
  rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

  •
  rates at which lithography tool manufacturer customers take delivery of light source systems from us;

  •
  timing and size of orders from our customers;

  •
  increases in market penetration by our competitor;

  •
  demand for reduced product lead time from our customers;

  •
  the mix of light source models, and the level of replacement parts and service revenues in our total revenues;

  •
  changes in the price and profitability of our products;

  •
  our ability to develop and implement new technologies and introduce new products that meet our customers' needs;

  •
  utilization rates of light sources by our chipmaker customers and sales of replacement parts and services;

  •
  our ability to manage customer satisfaction, product reliability, and direct field service and support effectiveness;

  •
  our ability to manage our manufacturing requirements;

  •
  foreign currency exchange rate fluctuations in the countries in which we do business;

  •
  worldwide political instability;

  •
  changing global economic conditions, including rising energy prices; and

  •
  intellectual property protection.

        We have historically derived a large portion of our quarterly and annual revenues from selling a small number of light source systems. In recent years, light source sales have accounted for approximately half of our revenue in a given period. Because we sell a small number of light source system products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate ongoing support revenues based on system usage. Our operating results for a particular period may be adversely affected if our customers reduce usage rates or change their buying patterns.

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

        We derive a substantial portion of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers ("OEMs"), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase replacement parts, upgrades and service directly from us in support of the light source products. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is volatile and unpredictable.

        As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still maintaining our longer term strategies, continuing to provide outstanding service and support for our customer, and motivating and retaining our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet our customers' needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

        Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and the associated parts and support services. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to meet our customers' needs and to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results from time to time, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

        Our OEM customers try to manage their inventories and production requirements to appropriate levels that reflect their expected sales to chipmakers. Market conditions in the semiconductor industry and our OEM customers' production efficiency can cause them to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements. We continue to work closely with our OEM customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our OEM customers' inventory management or production requirements or that our OEM customers will not build up an excess inventory of light source systems. If our OEM customers retain an excess inventory of light source systems, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows. If our OEM customers demand shorter product lead times to improve their inventory and cash positions, our inventory management and cash position may be negatively impacted, which may adversely affect our operating results, financial condition and cash flows.

A significant percentage of our revenue is derived from sales to our lithography tool manufacturer customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

        Three large companies, ASML, Nikon and Canon dominate the photolithography tool business. Collectively, these three customers accounted for the following percentage of our total revenue during the periods indicated:

	Years ended December 31,
	2005	2006	2007
ASML	32%	38%	33%
Nikon	24%	16%	19%
Canon	8%	6%	4%

Total	64%	60%	56%

        Collectively, these three customers accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,
	2006	2007
ASML	48%	31%
Nikon	19%	25%
Canon	3%	3%

Total	70%	59%

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

  •
  changes in economic conditions in the semiconductor or the photolithography tool industries; and

  •
  a decline in a customer's financial condition.

        At varying degrees, the loss of any significant business from or production problems for any one of these customers would harm our business and financial condition.

Our revenue is derived from the sale of a limited number of models of our light source systems, and replacement and support service products surrounding these systems.

        We sell excimer light source systems, including KrF and ArF systems, and support, including replacement parts and service support. We expect these light source systems and the related support to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. Our excimer light sources are used in DUV photolithography equipment for the manufacture of our semiconductor devices with features of and smaller than, 250 nm. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools and the rate at which they continue to manufacture devices with progressively smaller features.

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

  •
  a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field service and support;

  •
  the introduction of one or more improved versions of products by a competitor in the market in which we participate;

  •
  technological changes that we are unable to address with our products; and

  •
  a failure to release new enhanced versions of our products on a timely basis.

We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change.

        Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture, timely introduce and support new light source products with improved capabilities on a timely basis and to continue to enhance our existing light source systems and process capabilities. Due to the risks inherent in transitioning to new products, we must forecast accurate demand for new products while managing the transition from older products.

        In early 2003, we effected our most significant product introduction in several years with the initial shipment of a light source based on a technology change from a single-discharge-chamber excimer light source to a dual-discharge-chamber design called MOPA. The MOPA design represented a paradigm shift from previously accepted lithography technology by offering our chipmaker customers higher power, tighter bandwidth and lower cost of operation for their current optical lithography applications. More recently, we introduced the next generation advanced dual discharge chamber light source, the XLR 500i, that replaces the conventional power amplifier chamber with a regenerative ring amplifier. This light source provides our customers with a step function improvement in performance and a significantly lower cost of operation. There are risks inherent in the MOPA and ring technologies, including effective execution of our product development roadmap, continuing adoption of the product by lithography tool manufacturers and chipmakers, manufacturability, cost effectiveness, and product performance in the field of the new products and the potential development of one or more comparable products by our competitor.

        At this time, chipmakers are continuing to expand their manufacturing capacity at 65 nm, and a growing number of manufacturers of certain types of memory chips are in production at 55 nm and below. Some advanced logic chips are now in production at 45 nm, while some memory manufacturers have recently commenced production at about the 45 nm node. Additionally, other types of chipmakers have a significant level of development underway at this node. These efforts, along with expanding use of ArF immersion lithography in production among certain memory manufacturers, are driving demand for our most advanced ArF light sources. At the same time chipmakers also need tools for the less critical layers on wafers, and there remains strong demand for our KrF light source products for DUV photolithography systems as well. After our chipmaker customers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments at a suitable level of capacity.

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

        We believe it is critical for us to provide quick and responsive service directly to our chipmaker customers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide the high level of service our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with locations in Europe, Korea, Japan, the People's Republic of China, Singapore, Taiwan and the U.S. This requires us to do the following:

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

We must develop and manufacture enhancements to our existing products and introduce new products in order to benefit our customers and continue to grow our business. We may not effectively manage our growth and integrate these new enhancements and products, which could materially harm our business.

        To benefit our customers with more productive, lower cost systems and to continue to grow our business, our existing light source products and their process capabilities must be enhanced, and we must develop and manufacture new products to serve other semiconductor applications. We cannot guarantee that we will be able to manage our business to grow effectively. Nor can we guarantee that we will be able to accelerate the development of new enhancements to our existing products and create new products. Further, we may not be able to effectively integrate new products and applications into our current operations. Any of these risks could materially harm our business, financial condition and results of operations.

We face competition from one company and may face competition from additional competitors who enter the market.

        We currently have one significant competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Over the last year, Gigaphoton has been successful in gaining market penetration in the DUV light source industry and is continuing to aggressively try to gain additional market penetration. We know that our customers have purchased products from this competitor and that our customers have qualified this competitor's light sources for use with their products.

        Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources which represents a steady and significant replacement parts and service revenue stream for us, and they may attempt to supply replacement parts to that installed base. If any existing or future competitors gain market acceptance, we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We must effectively manage changes in our business.

        In order to respond to the business cycles of the semiconductor industry, over the past few years we have expanded and contracted the scope of our operations and the number of employees in many of our locations and departments. As the semiconductor equipment industry cycle moves between growth and contraction we will need to:

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

        We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers. For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier. To reduce the risk associated with this single supplier, we carry a significant strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market conditions. Because many of these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would harm our operating results, financial condition and cash flows.

We are dependent on our limited manufacturing facilities and on our subcontractors to assemble and test our products.

        Operations at our two manufacturing facilities and at our subcontractors are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruptions could cause delays in shipments of our products to our customers. We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms, or at all. Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

  •
  our ability to attract, train and retain highly-skilled key personnel; and

  •
  the ability of our personnel and key management to continue to expand, train and manage our employee base.

        If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.

        We serve an increasingly global market. A large portion of our total revenues is derived from customers located outside of the U.S. We expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we maintain a manufacturing and field service subsidiary in Korea as well as field service and support subsidiaries in Japan, the Netherlands, the People's Republic of China, Singapore and Taiwan.

        We may not be able to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not make us competitive in the global market or we may not be able to meet the service, support, or manufacturing levels required by our global customers.

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

        We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times through September 2025.

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

        However, we may not be successful in protecting our confidential information or intellectual property, particularly our trade secrets, because third parties may:

  •
  independently develop substantially the same proprietary information or techniques;

  •
  gain access to our trade secrets from unrelated third parties and/or without obligation of confidentiality; or

  •
  disclose our technology following expiration of their confidentiality obligation.

The parties to whom we provide research and development services may dispute the ownership of the intellectual property that we develop while performing these services.

        In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We receive these funds from government-sponsored programs and from customers, in connection with our design and development of specific products. Periodically, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make contractually clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

We may be subject to patent litigation to enforce patents issued to us or defend ourselves against claimed infringement by our competitor or any other third party.

        Third parties have notified us in the past, and may notify us in the future, that we are infringing their intellectual property rights. Also, we have notified third parties in the past, and may notify them in the future, that they may be infringing our intellectual property rights.

        Specifically, Komatsu notified us in 1996 that we may be infringing some of its Japanese patents. During our subsequent discussions, Komatsu also asserted that our former Japanese manufacturing partner, Seiko, or we may be infringing on some of Komatsu's U.S. patents and a number of its additional Japanese patents. Komatsu has also notified one of our customers, Nikon, of its belief that our light sources infringe several of Komatsu's Japanese and U.S. patents. As a result, we started proceedings in the Japanese Patent Office to oppose certain patents and patent applications of Komatsu. The Japanese Patent Office has dismissed our opposition claims. Thus, litigation may result in connection with Komatsu's Japanese patents or U.S. patents. Also, Komatsu might claim that we infringe other or additional patents. Komatsu notified Seiko that it intends to enforce its rights against Seiko with respect to its Japanese patents if Seiko continued to engage in manufacturing activities for us. In connection with our former manufacturing agreement with Seiko, we agreed to pay Seiko under certain conditions for damages associated with these types of claims. Seiko may not prevail in any litigation against Komatsu, and therefore, we may be required to pay Seiko for such damages.

        We have notified our competitor and others of our U.S. patent portfolio. Specifically, we have notified Komatsu that it may be infringing some of our U.S. patents. We have discussed with Komatsu our claims against each other. Komatsu challenged one of our U.S. patents in the United States Patent and Trademark Office ("USPTO") but our patent was subsequently re-issued by the USPTO. Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton. We also have had discussions with a former competitor, Lambda-Physik (a subsidiary of Coherent, Inc.), regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

        In the future, patent litigation may result due to a claim of infringement by our competitor or any other third party or may be necessary to enforce patents issued to us. Any such litigation could result in substantial cost to us and diversion of our effort, which would have an adverse effect on our business, financial condition and operating results. Furthermore, our customers and the end-users of our products might assert other claims for indemnification that arise from infringement claims against them. If these assertions are successful, our business, financial condition and operating results may be materially affected. Instead of litigation, or as a result thereof, we may seek a license from third parties to use their intellectual property. However, we may not be able to obtain a license. Alternatively, we may design around the third party's intellectual property rights or we may challenge these claims in legal proceedings. Any adverse determination in a legal proceeding could result in one or more of the following, any of which could harm our business, financial condition and operating results:

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

        The risks involved with acquiring a new company, forming a joint venture, or entering a new market include the following:

  •
  diversion of management's attention and resources to integrate the new company or new business opportunity;

  •
  failure to retain key personnel;

  •
  customer dissatisfaction or performance problems with the acquired company or new product in a new market;

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

        Mergers, acquisitions and joint ventures, as well as entry into new markets, are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business. In July 2005, we formed our TCZ joint venture with Zeiss to produce tools for the manufacture of flat panel displays. This is a new market for both us and Zeiss and may involve numerous risks. Any of these risks could materially harm our business, financial condition and operating results. Further, any business that we acquire, any joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

We may experience difficulties with our enterprise resource planning ("ERP") system or other critical information systems that we use for the daily operations of our business. System failure or malfunction or loss of data contained in these information systems may result in disruption of our operations and result in our inability to process transactions, and this could adversely affect our financial results.

        System failure or malfunction or loss of data which is housed in our critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other critical systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other critical information systems, our business could be adversely affected.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new Proxy rules, new NASDAQ Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

We are exposed to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be adversely affected by these fluctuations or declining economic conditions in the countries in which we operate.

        We have international subsidiaries that operate in foreign currencies and sell our product in these foreign currencies. Although these subsidiary offices are located in various countries in Asia and Europe, we currently only hedge these foreign currency exposures at our Japanese subsidiary since it accounts for the largest portion of our foreign operations. When we sell products to our Japanese subsidiary, the sale is denominated in U.S. dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese Yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese Yen to the U.S. dollar. We manage the exposure of our Japanese subsidiary to these fluctuations through forward contracts to hedge the subsidiary's purchase commitments. Although we enter into such forward contracts, they may not be adequate to eliminate the impact of our exchange rate exposure.

        We will continue to monitor our exposure to foreign currency fluctuations in all countries in which we do business, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. In the future, we may sell a more significant percentage of our products in foreign currencies other than the Japanese Yen and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our results of operations.

We are subject to many standards and regulations of foreign governments and, even though we intend to comply, we may not always be in compliance with these rules, or we may be unable to design or redesign our products to comply with these rules.

        Many foreign government standards and regulations apply to our products and these standards and regulations are frequently being amended. Although we intend to meet all foreign standards and regulations, our products may not comply with all of them. Further, it might not be cost effective for us to redesign our products to comply with these foreign government standards and regulations. Our inability to design products to fully comply with foreign standards therefore could have a material adverse effect on our business.

Our chipmaker customers' prolonged use of our products in high volume production may not produce the results they desire and, as a result, our reputation and that of our customers who supply photolithography tools to the chipmakers could be damaged in the semiconductor industry.

        Over time, our light source products may not meet our chipmaker customers' production specifications or operating cost requirements after the light source has been used for a long period in high volume production. If any chipmaker cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with them and with lithography tool manufacturers. This would have a negative impact on our business.

Our operations are subject to environmental and other government regulations that may expose us to liabilities for noncompliance.

        We are subject to federal, state and local regulations, such as regulations related to the environment, land use, public utility utilization and the fire code, in connection with the storage, handling, discharge and disposal of substances that we use in our manufacturing process and in our facilities. We believe that our activities comply with current government regulations that are applicable to our operations and current facilities. We may be required to purchase additional capital equipment or other requirements for our processes to comply with these government regulations in the future if they change. Further, these government regulations may restrict us from expanding our operations. Adopting measures to comply with changes in the government regulations, our failure to comply with environmental and land use regulations, or restrictions on our ability to discharge hazardous substances, could subject us to future liability or cause our manufacturing operations to be reduced or stopped.

Our products are subject to potential product liability claims if personal injury or death results from their use.

        We are exposed to significant risks for product liability claims if personal injury or death results from the use of our products. We may experience material product liability losses in the future. We maintain insurance against product liability claims; however, our insurance coverage may not continue to be available on terms that are acceptable to us. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall that results in adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operations.

Trademark infringement claims against our registered and unregistered trademarks would be expensive and we may have to stop using such trademarks and pay damages.

        We have registered a number of trademarks including "CYMER" and "INSIST ON CYMER" in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries. We use these trademarks and many other marks in our business and advertising materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis which would be costly to defend. If an adverse trademark infringement action were successful, we would have to stop using one or more of the marks and possibly pay damages.

The price of our common stock has fluctuated and may continue to fluctuate widely.

        The price of our common stock has fluctuated in the past and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including the risk factors contained in this report.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We conduct our operations in both owned and leased properties. Our corporate headquarters and primary manufacturing facilities, as well as a leased warehouse facility are located in San Diego, California. We also own a manufacturing facility in Korea where we currently refurbish our discharge chamber assemblies. Additionally, we lease several domestic and international field service offices for our light source products business and an administrative and development facility in Singapore for our TCZ joint venture. We currently have leases for buildings we no longer occupy in San Diego, California which we sublease to third parties. We believe that our operations at these facilities are adequate to meet the needs of our current business operations.

        At December 31, 2007, details on our principal leased and owned properties were as follows:

Location	Ownership/Lease Expiration	Square Footage	Primary Usage / Status
San Diego, California(1)	Owned	265,000	Manufacturing and administrative offices
San Diego, California(1)	Owned	135,000	Corporate headquarters, engineering, research and development facilities
San Diego, California	January 2010	108,290	Facility subleased
San Diego, California	January 2010	61,300	Facility subleased
San Diego, California	January 2010	36,959	Facility subleased
San Diego, California	April 2012	24,215	Warehouse facility
Pyongtaek-city, Kyonggi, Korea(2)	Owned	26,000	Manufacturing, sales and administrative
Motoyawata, Japan	June 2008	13,831	Field service and sales office
Singapore, Singapore	September 2010	5,507	TCZ headquarters
Hsin-Chu, Taiwan	June 2008	4,821	Field service and sales office
Pudong, Shanghai, China	October 2008	4,746	Field service and sales office
Maarssen, the Netherlands	May 2009	3,715	Field service and sales office
Singapore, Singapore	June 2009	3,315	Field service and sales office
Veldhoven, the Netherlands	December 2008	2,605	Field service and sales office

(1)
Building and land owned by us

(2)
Building owned by us. Land leased through December 2020.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Market Information.    Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol "CYMI". The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the NASDAQ Global Select Market.

	2006		2007
	High	Low	High	Low
First quarter	$50.38	$35.13	$46.68	$39.38
Second quarter	$56.69	$42.24	$45.16	$39.10
Third quarter	$47.20	$33.75	$44.46	$35.10
Fourth quarter	$50.03	$42.22	$44.73	$37.00

        Registered Shareholders.    On February 22, 2008, the closing sales price of our common stock on the NASDAQ Global Select Market was $28.93 and there were 214 registered holders of record as of that date.

        Dividends.    We have never declared or paid cash dividends on our common stock and currently do not anticipate paying cash dividends in the future.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 22, 2008.

        Issuer Purchases of Equity Securities.    Following is a summary of stock repurchases for each month during the fourth quarter of the year ended December 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2007 to October 31, 2007	—	$—	—	$12.0 million
November 1, 2007 to November 30, 2007	318,952	37.73	318,952	—
December 1, 2007 to December 31, 2007	—	—	—	—

Total	318,952	$37.73	318,952	—

(1)
On April 24, 2007, we announced that our Board of Directors authorized us to repurchase up to $300 million of our common stock. The repurchase program was complete during the fourth quarter of the year ended December 31, 2007.

  Performance Measurement Comparison(1).

        The following graph shows the total stockholder return of an investment of $100 in cash made on December 31, 2002 in each of (i) our common stock, (ii) the securities comprising the Nasdaq Composite Index and (iii) the securities comprising the Morgan Stanley High Technology Index. The graph assumes that $100 was invested on December 31, 2002 in our common stock at the closing price of $32.25 and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance or our common stock.

250
200
150
100
50
0
DOLLARS
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007

Legend

Symbol	Total Return for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——■——	Cymer, Inc.	100.00	143.22	91.60	110.11	136.28	120.71
— —▲— —	NASDAQ Composite Index	100.00	149.75	164.64	168.60	187.83	205.22
·····◆·····	Morgan Stanley High Technology Index	100.00	149.16	159.51	162.73	178.58	207.79

(1)
The material in this section is not "soliciting material" and is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Cymer, Inc. made under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing except to the extent we specifically incorporate this section by reference.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2003	2004(2)	2005	2006	2007
	(in thousands, except per share data and footnotes)
Consolidated Statements of Operations Data:
Product sales	$265,816	$417,296	$382,638	$543,460	$521,011
Other	57	783	1,010	395	685

Total revenues	265,873	418,079	383,648	543,855	521,696

Costs and expenses:
Cost of product sales	187,679	243,473	227,290	281,243	260,280
Research and development(1)	56,768	58,612	64,025	73,974	81,842
Sales and marketing	16,966	23,369	25,143	30,618	26,163
General and administrative	39,094	31,630	26,514	38,889	38,949

Total costs and expenses	300,507	357,084	342,972	424,724	407,234

Operating income (loss)	(34,634)	60,995	40,676	119,131	114,462
Other income (expense)—net	(1,139)	(421)	5,112	19,561	15,390

Income (loss) before income tax provision (benefit) and minority interest	(35,773)	60,574	45,788	138,692	129,852
Income tax provision (benefit)	(21,464)	15,144	262	46,137	44,413
Minority interest	(1,091)	(2,276)	1,026	3,093	2,923

Net income (loss)	$(15,400)	$43,154	$46,552	$95,648	$88,362

Basic earnings (loss) per share	$(0.44)	$1.17	$1.29	$2.53	$2.64

Weighted average common shares outstanding	35,065	36,758	36,017	37,779	33,522

Diluted earnings (loss) per share	$(0.44)	$1.15	$1.27	$2.40	$2.50

Weighted average common and dilutive potential common shares outstanding	35,065	37,584	36,544	41,397	36,784

	2003	2004(2)	2005	2006	2007
	(in thousands, except footnotes)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$110,632	$114,246	$233,745	$302,098	$305,707
Working capital	397,790	452,579	499,670	686,702	498,405
Total assets	809,244	818,836	791,376	949,094	794,152
Total long-term liabilities	261,627	208,035	151,304	155,503	181,440
Treasury stock	—	—	(50,000)	(150,704)	(450,704)
Stockholders' equity	453,330	517,320	538,454	687,894	503,523

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

(2)
During the fourth quarter of 2004, we corrected our accounting treatment for our refurbished inventories and all amounts associated with this correction are included in 2004. This adjustment resulted in a $2.9 million increase in the inventory balance as of December 31, 2004, a $28.5 million increase in 2004 product revenues, a $25.6 million increase in 2004 cost of product sales, and a $2.0 million increase in 2004 net income. See Item 7, "Management's Discussion and Analysis of Financial Position and Results of Operations" under the caption "Critical Accounting Policies and Estimates" for a description of our current accounting treatment for our refurbished inventories.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

        We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by our three lithography tool manufacturer customers, and provide field support products customized to support our chipmaker customers' production use of these light sources in advanced wafer patterning applications. We currently supply DUV light sources to each of our lithography tool manufacturer customers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell replacement parts and services to our lithography tool manufacturer customers as well as directly to our chipmaker customers. To provide optimally responsive service and support for our customers, we maintain field service and support offices in all countries in which they operate. Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of light sources, almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

        Since we derive a substantial portion of our revenues from our lithography tool manufacturer customers, we are subject to the volatile and unpredictable nature of the semiconductor equipment industry. The semiconductor equipment industry is cyclical in nature and historically has experienced periodic ups and downs, some of them quite dramatic. More recently, industry cycles appear to have become more muted, involving relatively short periods of moderate growth, followed by relatively short periods when revenue has either flattened or declined moderately.

        In the most recent industry growth year, 2006, we achieved record revenue and net income levels. Although we initially expected 2007 to be another growth year for us, in late 2006 and early 2007, some customers requested that we reschedule shipments of a number of light sources into subsequent quarters, which indicated a slowing trend in the industry. As 2007 progressed, a number of chipmakers reduced capital equipment purchases in line with delays in their planned build-outs of new fabs, and chipmaker capital spending remained cautious. Our product sales were higher in the second half of 2007 compared to the first half of the year which was due to the higher average selling prices that resulted from the strong product mix shift to our XL series light sources, particularly our most advanced XLA 300 and XLA 400 ArF immersion light sources. These higher revenue levels in the second half of 2007 were also due to an increase in replacement parts and service product revenue resulting from high light source utilization.

        Throughout 2007, we achieved some major technology breakthroughs and all of our power scaling targets in our EUV source development, including the achievement of 100 W of burst power. We strengthened our leadership position in this next generation technology, and in the third quarter of 2007, entered into a multi-year EUV supply agreement with ASML under which we received several purchase orders. We currently plan to make our first EUV source shipment in the fourth quarter of 2008. TCZ, our joint venture with Zeiss that is developing a production tool for the flat panel display industry, performed a number of successful customer demonstrations on its first generation production tool, the TCZ 900X, in 2007. We currently anticipate that TCZ will ship its first production tool in the first half of 2008.

        Looking to the future, we see a challenging semiconductor industry environment in the near-term, and opportunities for a return to growth in the mid- to longer-term. Regarding the business climate in early 2008, concerns are high that a slow-down in the US economy could have global consequences, especially on consumer purchases of electronics. This in turn is reflected in the uncertainty of capital planning and buying activities at chipmakers.

        In the memory sector, we believe the larger NAND Flash manufacturers will continue with their strategic buying plans to drive to smaller critical dimensions. DRAM pricing is still weak, driving the largest manufacturers to convert their 200mm fabs to 300mm production. Logic should remain steady. Foundries, which have been under-spending, may need to augment their leading edge capabilities with some immersion tools. But in all sectors an economic slow-down could result in the smaller, less financially healthy participants delaying or cutting portions of their capital spending.

        In the first quarter of 2008, ongoing demand for our leading edge tools will bias our product mix toward XLA and XLR Series light sources so that the average selling price of light source sales should remain at or above the fourth quarter 2007 level. With DUV lithography now the predominant technology for wafer processing, we anticipate continuing growth in our non-systems revenue, as we support our customers' drive to increase their utilization rates and productivity.

        Longer term, the overall thesis of the industry embracing advanced lithography technologies—ArF immersion, double patterning, and EUV—remains intact, driven by the needs to increase productivity and reduce manufacturing costs. It is progressively more a question of when, not if, these lithography production techniques will be used. The overall ongoing aggressive shrink of critical dimensions driving 45nm first production in the first half of 2008, combined with capacity expansion at the 65nm production node, will drive growing customer demand for our XLA and XLR Series light sources. To help enable our chipmaker customers to advance their product roadmaps on schedule, we began shipping the XLR 500i in the fourth quarter of 2007. Demand for this light source has grown significantly, and we anticipate a strong production ramp for the XLR 500i throughout 2008 and continue to anticipate that it will become the light source of choice for 45nm production. Additionally, we have introduced the second generation in the XLR Series, the XLR 600i, which offers 90 W of output power and targets ArF immersion double patterning applications at the 32nm production node. Some advanced memory manufacturers could reach the 32nm node by the end of 2008.

        Our number one focus is on understanding our customers' immediate and longer-term requirements and enabling productivity and cost reduction enhancements for them through the development of more advanced light sources and technologies. We will continue our numerous efforts to enhance the reliability and performance of our products for our customers and increase customer satisfaction, while pursuing our initiatives to enhance our operating efficiencies and improve financial performance. However, macro-economic factors, such as high energy prices and interest rates, a slower U.S. housing market, and increased volatility in the financial markets could have a negative impact on consumer spending, including spending on electronic devices. Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can also cause consumers to become more cautious in their spending. Either or both of these factors would have a negative effect on the demand for our products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  General

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for bad debts, long-lived assets valuation, intangible assets valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Actual results could vary from our estimates if we were to use different assumptions and conditions.

        We believe that revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates and judgments.

  Revenue Recognition

        Our revenues consist of product sales, which primarily include sales of light source systems, replacement parts, and to a lesser extent, services, training, and refurbishments of our light source systems. Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

        The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force Bulletin No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer—1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

        Revenue from replacement parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these replacement part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly based on historical experience.

        Service and training revenue is recognized as the services are rendered. For our service contracts, including OnPulse®, revenue is generally recognized straight line over the term of the contract or based on pulse usage. To date, service and training revenue has been less than 10% of our total revenue.

        On a very limited basis, we refurbish light source systems owned by our customers to their original or new condition. Revenue from refurbished light source systems is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

        On a limited basis, certain of our product sales transactions are accounted for as multiple-element arrangements in accordance with EITF 00-21. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, or services, and performance may occur at different points in time or over different periods of time. We allocate consideration to multiple element transactions based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21. Our sales arrangements do not include general rights of return.

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

  Inventory Valuation

        Our inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market. We evaluate the need to record adjustments for impairment of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, spare parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we either do not have expected usage for based on our forecasted demand for the next 12 months or that we do not expect to have a high likelihood of use beyond 12 months is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

        The methodologies used to analyze excess and obsolete inventory and determine the value of our inventory are significantly affected by future demand and usage of our products. There are many factors that could potentially affect the future demand or usage of our products, including the following:

  •
  Overall condition of the semiconductor industry, which is cyclical in nature;

  •
  Rate at which our lithography tool manufacturers and chipmaker customers take delivery of our light source systems and our replacement parts;

  •
  Loss of any of our major customers or a significant change in demand from any of these customers;

  •
  Overall mix of light source system models or replacement parts and any changes to that mix required by our customers;

  •
  Utilization rates of our light sources at chipmakers; and

  •
  Engineering change orders.

        Based upon our experience, we believe that the estimates we use to calculate the value of our inventories are reasonable and properly reflect the risk of excess and obsolete inventory. If actual demand or the usage periods for our inventory are substantially different from our estimates, such differences may have a material adverse effect on our financial condition and results of operations.

  Refurbished Inventories

        As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of product sales if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with our customer. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly.

  Warranty Obligations

        We maintain an accrual for the estimated cost of product warranties associated with our product sales. Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying consolidated statements of operations. The warranty coverage period and terms for light source systems and replacement parts varies by light source system model. The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product's life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

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

  Stock-Based Compensation

        We adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment", on January 1, 2006. SFAS No. 123R requires companies to estimate the fair value of stock-based compensation awards on the date of grant using an option-pricing model and amortize the resulting expense over the requisite service period of the award, which is generally the vesting period. Upon adoption of SFAS No. 123R, we elected to use the Black-Scholes option pricing model to estimate the fair value of stock options that we grant under our equity incentive plans. In order to determine the fair value of stock option grants under the Black-Scholes option pricing model, we must use subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. SFAS No. 123R also requires that a forfeiture rate be estimated and included in the calculation of stock-based compensation expense at the time that the stock option is granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates.

        We use a combination of historical and implied volatility ("blended volatility") to determine the expected stock volatility that we include in the Black-Scholes option pricing model to value our stock options. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility is derived based on six-month traded options of our common stock. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. We estimate forfeiture rates based on the historical activity for our company which we believe are indicative of future forfeiture rates.

        If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period and could materially impact our operating results.

  Income Taxes

        Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover our deferred tax assets. If in the future we determine that a change has occurred which will not allow this recovery, we will record a valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

        The calculation of our effective tax rate is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on the Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

RESULTS OF OPERATIONS

        The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2005	2006	2007
Revenues:
Product sales	99.6%	98.6%	99.2%
Product sales—related party	0.1	1.3	0.7
Other	0.3	0.1	0.1

Total revenues	100.0%	100%	100%
Cost and expenses:
Cost of product sales	59.2	51.7	49.9
Research and development	16.7	13.6	15.7
Sales and marketing	6.6	5.6	5.0
General and administrative	6.9	7.2	7.5

Total costs and expenses	89.4	78.1	78.1
Operating income	10.6	21.9	21.9
Other income (expense)—net	1.3	3.6	3.0

Income before income tax provision and minority interest	11.9	25.5	24.9
Income tax provision	0.1	8.5	8.5
Minority interest	0.3	0.6	0.6

Net income	12.1%	17.6%	17.0%

Gross margin on product sales	40.6%	48.3%	50.0%

YEARS ENDED DECEMBER 31, 2006 AND 2007

        Revenues.    The types of revenue that we generate and how we recognize revenue for each is explained above under the heading "Critical Accounting Policies and Estimates."

        The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,
	2005	2006	2007	2006 vs. 2007
				Increase (decrease)	% Change
Light source systems:
Revenue	$207,402	$282,449	$245,831	$(36,618)	-13%

Units sold	207	280	196	(84)	-30%

Average selling price(1)	$982	$1,009	$1,260	$251	25%

Replacement parts and service products	$175,236	$261,011	$275,180	$14,169	5%

Product Sales	$382,638	$543,460	$521,011	$(22,449)	-4%

Other revenue	$1,010	$395	$685	$290	73%

Total revenue	$383,648	$543,855	$521,696	$(22,159)	-4%

(1)
The calculation of average selling price excludes $4.2 million of deferred light source system revenue in 2005 and includes $1.2 million of deferred light source system revenue in 2007.

        Product sales decreased 4% in 2007 from the 2006 levels. The decline in product sales was primarily due to lower light source system revenues, which was partially offset by continued growth in our replacement parts and service product revenues in 2007 as compared to 2006. The average selling price of our light source systems increased 25% year over year due to a significant shift by our customers toward our most advanced, highest value-added light sources for high volume immersion production applications. The decrease in units of light source systems sold from 2006 to 2007 reflects the slowing conditions in the semiconductor industry and the reduced need for capacity expansion by our chipmaker customers.

        Our replacement parts and service products revenue increased 5% in 2007 from the 2006 levels. These higher revenues from period to period are due to the continued growth of the installed base of our products and the increased utilization of them by our chipmaker customers. Average utilization of our light sources by our customers increased 20% from 2006 to 2007, resulting in an increased demand for our replacement parts and service products. Revenues from funded development contracts which primarily include activities performed for our customers and under license agreements were $395,000 for 2006 compared to $685,000 for 2007. There were no revenues recorded or earned associated with our TCZ joint venture in 2006 or 2007. We anticipate that our total revenue for the first quarter of 2008 will be lower than the fourth quarter 2007 levels primarily due to slowing industry conditions and the overall state of the economy.

        Our backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to the customer within the following twelve months. For the year ended December 31, 2007, our backlog totaled $105.5 million and total bookings were $532.8 million which yielded a book-to-bill ratio of 0.96 compared to the year ended December 31, 2006, where our backlog was $94.4 million and total bookings were $547.4 million yielding a book-to-bill ratio of 1.03. The increase in backlog from year to year primarily reflects the strong demand for our most advanced ArF immersion products and their corresponding higher average selling prices. The decline in bookings from 2006 to 2007 represents the slowing conditions of the semiconductor industry.

        We installed 299 light sources at chipmakers and other end-users during the year ended December 31, 2006 as compared to 209 light sources installed during the year ended December 31, 2007. Sales to our three lithography tool manufacturing customers, ASML, Canon and Nikon, amounted to 38%, 6% and 16%, respectively, of total revenue for 2006, and 33%, 4% and 19%, respectively, of total revenue for 2007.

        Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and, to a lesser extent, other Asian countries and Europe. Approximately 84% and 85% of our sales in 2006 and 2007, respectively were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 22% and 23% of total revenues for 2006 and 2007, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

        Cost of Product Sales.    Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts ("forward contracts") associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of product sales. We do not charge our customers for shipping fees. The cost of product sales decreased 7% from $281.2 million for 2006 to $260.3 million for 2007. This decrease in the cost of product sales was primarily due to a decline in light source system sales and decreased warranty costs in 2007 as compared to 2006.

        Gross profit decreased 1% from $262.2 million for 2006 to $260.7 for 2007. The gross margin on product sales was 48.3% for 2006 compared to 50.0% for 2007. This higher gross margin in 2007 as compared to 2006 was primarily due to increased factory yield and utilization, reduced product lead and cycle times, and reduced warranty costs which resulted from product reliability realization and favorable material reclaim productivity. We anticipate that gross margin will be a couple of percentage points lower in the first quarter of 2008 compared to the 2007 levels as we expect that revenue from our lower margin replacement parts products will continue to become a larger percentage of our total revenue.

        Research and Development.    Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 11% from $74.0 million for 2006 to $81.8 million for 2007 due primarily to costs associated with our increased focus on EUV light source development and the beginning stages of its commercialization and product development efforts associated with our TCZ joint venture and the LTPS technology. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF products which include the ongoing development of our XLR series light sources. As a percentage of total revenues, research and development expenses increased 2.1 percentage points from 13.6% for 2006 to 15.7% for 2007. Our investment in research and development will continue as we produce products and provide services that have a competitive advantage in the semiconductor industry. We anticipate that research and development expenses will increase slightly in the first quarter of 2008.

        Sales and Marketing.    Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 15% from $30.6 million for 2006 to $26.2 million for 2007. The decrease in sales and marketing expenses is primarily due to a $3.3 million decline in compensation and benefits expense. As a percentage of total revenues, such sales and marketing expenses decreased from 5.6% for 2006 to 5.0% for 2007. We anticipate that sales and marketing expenses will increase slightly in the first quarter of 2008.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit fees, and administrative operating costs. Although general and administrative expenses remained relatively flat at $38.9 million for both 2006 and 2007, the specific types of expenses that contributed to these totals varied from year to year. General and administrative expenses related to stock compensation expense declined $5.6 million from 2006 to 2007 due primarily to $4.2 million in stock-based compensation expense which we recorded in the fourth quarter of 2006 related to the correction of an error for a small number of stock options granted primarily in 1999. Additionally, profit sharing and bonuses declined $1.0 million from year to year. These decreases were offset by a $3.3 million increase in professional accounting service fees which were related to the implementation of FIN 48 and tax consulting support during the year. As a percentage of total revenues, general and administrative expenses increased from 7.2% for 2006 to 7.5% for 2007. We anticipate that general and administrative expenses will increase slightly in the first quarter of 2008.

        Total Other Income—Net.    Net other income consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar. Total other income-net decreased $4.2 million from $19.6 million in 2006 to $15.4 million in 2007. A significant portion of this decrease from year to year is due to $3.2 million in life insurance proceeds that we received and recorded to interest income following the death of one of our executive officers early in 2006. During 2007, we also utilized a significant portion of our investment portfolio when we repurchased $300 million of our common stock in our board approved stock repurchase program. As a result of the utilization of a portion of our cash and investments for the stock repurchase program, we had a decrease in interest income in 2007 as compared to 2006. The decrease in interest and other income from year to year was offset by a $351,000 increase in foreign currency exchange gains and a $744,000 increase in interest and other expense primarily due to the expense related to the net present value calculations associated with our long-term incentive bonus program.

        Income Tax Provision.    The tax provision of $46.1 million and $44.4 million for 2006 and 2007 reflects an annual effective rate of 33.3% and 34.2%, respectively. The increase in the annual effective tax rate is primarily attributable to the Extraterritorial Income ("ETI") exclusion being replaced with a Manufacturing Activity deduction under Internal Revenue Code ("IRC") Section 199 ("199 deduction"). The annual effective tax rate for 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book tax differences such as research and development tax credits and the 199 deduction and is a function of current tax law and the geographic location of pre-tax income. The annual effective tax rate for 2007 was approximately equal to the statutory rate of 35%.

        Our future annual effective tax rate depends on various factors, such as tax legislation and credits, particularly when and if the currently expired research and development tax credit will be extended, and the geographic compositions of our pre-tax income.

YEARS ENDED DECEMBER 31, 2005 AND 2006

        Product Sales.    Product sales increased 42% from $382.6 million for 2005 to $543.5 million for 2006. The increase in product sales was due to higher light source system revenues and continued growth in replacement parts and service product revenues for 2006 compared to 2005. Light source system revenues increased 36% from $207.4 million for 2005 to $282.4 million for 2006. A total of 207 light source systems were sold in 2005 at an average selling price of $982,000, compared to 280 light source systems sold in 2006 at an average selling price of $1.0 million. On a foreign currency adjusted basis, the average selling price for 2005 was $984,000 compared to $1.0 million for 2006. The slight increase in the average selling price of light source systems year over year reflects a shift in the product mix from capacity driven lower priced KrF products in 2005 to higher priced technology buys of advanced ArF products in 2006. The 35% increase in quantities of light source systems sold from 2005 to 2006 reflects the slight slowdown of the industry in the beginning of 2005 compared to the upturn in the semiconductor industry in 2006. Our chipmaker customers' expanded capacity needs have impacted the demand for our light source systems, which, combined with our growing installed base of light source systems, has increased the demand for our replacement parts and service products. The growth in replacement parts demand and rising tool utilization resulted in an increase in replacement parts and service revenues of 49% from $175.2 million for 2005 to $261.0 million for 2006. Replacement parts and service products revenue was also favorably impacted by the revenue recorded under a laser replacement agreement we entered into in 2006. Revenues from funded development contracts were $1.0 million for 2005 compared to $395,000 for 2006. There were no revenues recorded or earned associated with the TCZ joint venture for 2006.

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

        Cost of Product Sales.    The cost of product sales increased 24% from $227.3 million for 2005 to $281.2 million for 2006 primarily due to higher light source system sales and sales of replacement parts and service products in 2006 compared to 2005. This increase in cost of product sales was partially offset by a decrease in warranty costs year over year. This decrease in warranty costs in 2006 is primarily due to the proven extended lives of our consumable modules and efficiencies gained through an increase in the level of expertise and training of our field service engineers who perform warranty service on our light source systems and consumable and spare parts.

        Gross Profit.    Gross profit increased 69% from $155.3 million for 2005 to $262.2 million for 2006. The gross margin on product sales was 40.6% for 2005 compared to 48.3% for 2006. This higher gross margin in 2006 as compared to 2005 was primarily due to operating efficiency improvements, cost reductions, reduced lead and cycle times and reduced warranty costs which resulted from product reliability improvements which were made throughout 2006. The higher gross margin year over year was also caused by the overall increase in product sales in 2006 and the mix of those product sales being higher margin products.

        Research and Development.    Research and development expenses increased 16% from $64.0 million for 2005 to $74.0 million for 2006 due primarily to costs associated with our LTPS product development efforts, EUV light source development efforts and ArF product development efforts for the design of an enhanced universal platform for our XL Series light sources, and associated derivative products based on this platform. Research and development expenses were offset by amounts related to our externally funded research and development contracts of $2.8 million and $154,000 for 2005 and 2006, respectively. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF and KrF products. As a percentage of total revenues, research and development expenses decreased 3.1 percentage points from 16.7% for 2005 to 13.6% for 2006 due primarily to revenues increasing at a faster rate than research and development expenses in 2006 as compared to 2005.

        Sales and Marketing.    Sales and marketing expenses increased 22% from $25.1 million for 2005 to $30.6 million for 2006. This increase primarily reflects $2.9 million in profit sharing and bonuses due to our improved financial performance in 2006 and $1.6 million of stock-based compensation expense associated with the SFAS No. 123R requirements which we adopted in January 2006. In addition, sales and marketing expenses were higher in 2006 compared to 2005 as a result of expenses associated with our TCZ joint venture which was formed in July 2005. As a percentage of total revenues, such sales and marketing expenses decreased from 6.6% for 2005 to 5.6% for 2006.

        General and Administrative.    General and administrative expenses increased 47% from $26.5 million for 2005 to $38.9 million for 2006. The increase is primarily due to a $5.0 million increase in stock-based compensation expense recorded in 2006 as a result of our adoption of SFAS No. 123R on January 1, 2006. In addition to stock-based compensation expense recorded as a result of SFAS No. 123R, we recorded $4.2 million of stock-based compensation expense in the fourth quarter of 2006 related to a small number of stock options granted primarily in 1999. This additional stock-based compensation expense resulted from us using the incorrect measurement date to calculate our compensation expense for those stock options. Additional increases in general and administrative expenses from 2005 to 2006 include $2.1 million in profit sharing and bonus expenses and a $1.1 million increase in external audit and advisory fees. In addition, general and administrative expenses in 2006 reflect increased expenses associated with the TCZ joint venture formed in July 2005. As a percentage of total revenues, general and administrative expenses increased from 6.9% for 2005 to 7.2% for 2006.

        Total Other Income—Net.    Net other income was $5.1 million and $19.6 million for 2005 and 2006, respectively. This significant increase in net other income from year to year was primarily due to a significant increase in interest income, the receipt of $3.2 million in life insurance proceeds following the death of one of our executive officers in the first quarter of 2006, a decrease in interest expense and a foreign currency exchange gain recorded in 2006 as compared to a foreign currency exchange loss recorded in 2005. The increase in interest income reflects higher market interest rate yields on larger cash and investment balances which resulted from higher earnings and significant proceeds from stock option and warrant exercises during 2006. The decrease in interest expense from year to year was due to our lower debt balances as a result of the repurchase of our convertible subordinated notes that we made in the second quarter of 2005. Other income was positively impacted in 2005 by a $2.2 million gain on debt extinguishment which resulted from the repurchase of these convertible subordinated notes. Foreign currency exchange losses totaled $1.1 million, interest income and other income totaled $10.9 million, interest expense totaled $6.9 million and gain on debt extinguishment totaled $2.2 million for 2005, compared to a foreign currency exchange gain of $1.7 million, interest and other income of $23.9 million, and interest expense of $6.0 million for 2006.

        Income Tax Provision.    The tax provision of $262,000 and $46.1 million for 2005 and 2006, respectively, reflects an annual effective rate of 1% and 33%, respectively. The change in the annual effective tax rate from year to year was primarily attributable to the significant increase in pre-tax earnings, changes in the geographical distribution of income, a reduction in tax benefits from the ETI, and the release of certain tax reserves in 2005 as a result of the expiration of statutes of limitations. The annual effective tax rate for 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book/tax differences and tax credits and is a function of current tax law and geographic location of pre-tax income. The ETI was repealed by the American Jobs Creation Act of 2004 subject to certain transition rules. The ETI exclusion was replaced with a Manufacturing Activity deduction under IRC Section 199 with a phase out of ETI benefits in 2005 and 2006. Our estimated ETI benefit for 2006 reflects the transition rules.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded our operations primarily from cash generated from operations, proceeds from note offerings, and proceeds from stock option exercises. At December 31, 2007, we had $305.7 million in cash and cash equivalents, $22.4 million in short term investments, $29.4 million in long term investments, and $498.4 million in working capital. The slight increase in cash and cash equivalents in 2007 was primarily due to cash provided by operations and proceeds from investments which were almost completely offset by the repurchase of approximately $300.0 million in shares of our common stock under our 2007 board approved stock repurchase program.

        Net cash provided by operating activities in 2007 totaled $142.1 million compared to $115.8 million in 2006 and $114.0 million in 2005. The primary sources of cash provided by operating activities in 2007 were net income, as adjusted to exclude the effects of non-cash charges, decreases in accounts receivable and increases in accounts payable and deferred revenue. These were partially offset by the increase in inventory levels from 2006 to 2007.

        At December 31, 2007, we had accounts receivable in the amount of $93.0 million compared to $116.7 million at December 31, 2006. The decrease of $23.7 million in the receivable balance was primarily the result of collection efforts. At December 31, 2007, we had inventories of $129.8 million compared to $104.3 million at December 31, 2006. The $25.5 million increase in inventory from period to period was primarily due to the increased production of replacement parts to support and provide service to our growing installed base of light sources. Accounts payable increased from $23.6 million at December 31, 2006 to $28.4 million at December 31, 2007. The increase was primarily related to the increased inventory levels at the end of 2007. The $8.0 million increase in deferred revenue from 2006 to 2007 primarily reflects prepayments received from ASML during the third quarter of 2007 for purchase orders received from them under a multi-year EUV supply agreement.

        Net cash provided by operating activities during 2006 reflects significant net income for the year and increases in accrued expenses and other liabilities offset by increases in accounts receivable and inventories. The increase in accounts receivable is the result of higher revenues recorded during 2006 as compared to 2005. The increase in inventory balances for 2006 was primarily the result of an increased demand for replacement parts to support our growing installed base of light source systems, particularly our more advanced XLA series systems and the increase in sales of our light source systems. In addition, cash from operations was negatively impacted in 2006 as a result of classifying excess tax benefits from stock option exercises in the amount of $20.2 million in financing activities in 2006 rather than operating activities in accordance with SFAS No. 123R which was adopted on January 1, 2006.

        Net cash provided by operating activities during 2005 reflects net income for the year, significant decreases in accounts receivable and inventory and increases in accounts payable. The decrease in accounts receivable primarily reflects collections made in our receivable balances and a decrease in sales compared to 2004. The decrease in inventory reflects the reduction in our field and factory inventory as a result of our ongoing initiative during 2005 to improve asset management by reducing inventory and increasing inventory turns.

        Net cash provided by investing activities in 2007 was $138.5 million, which consisted primarily of proceeds from sold or matured investments, offset by purchases of investments and the acquisition of property and equipment used by us in the normal course of business. Some of the proceeds from sold and matured investments during the year were used to fund our 2007 stock repurchase program.

        Net cash used in investing activities was $87.2 million in 2006 and reflects the timing of short-term and long-term investments that matured and were reinvested during the period, a $7.0 million payment to acquire the final 19% minority interest in our Cymer Korea subsidiary, a $8.2 million payment to acquire certain patent license rights and $16.4 million in acquired property and equipment.

        Net cash provided by investing activities of $78.6 million during 2005 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, the acquisition of $18.8 million of property and equipment and a $2.5 million payment to acquire certain patent license rights.

        Net cash used in financing activities for 2007 was $281.0 million which was due primarily due to the repurchase of approximately $300.0 million or 7.5 million shares of our common shares under our board approved stock repurchase program. This was slightly offset by the $15.3 million in proceeds received from the exercise of employee stock options and employee stock purchase plan, a $2.0 million additional cash investment received from Zeiss for our TCZ joint venture and $1.7 million in excess tax benefits associated with stock option exercises.

        Net cash provided by financing activities of $35.6 million for 2006 primarily reflects the proceeds received from the exercise of employee stock options as well as the exercise of warrants and proceeds from the employee stock purchase plan totaling $116.1 million. In addition, cash from financing activities in 2006 was positively affected by the excess tax benefits for the period from stock option exercises which totaled $20.2 million. This cash provided by financing activities was offset by the repurchase of treasury stock totaling $100.7 million during 2006.

        Net cash used in financing activities of $71.0 million for 2005 reflects the repurchase of treasury stock of $50.0 million and the purchase of approximately $60.0 million principal amount of our convertible subordinated notes, at a discount to par, during 2005. The treasury stock and note purchases were offset partially by proceeds received from the exercise of employee stock options totaling $25.2 million and the minority interest investment received from Zeiss in the TCZ joint venture of $11.1 million during 2005.

        Our primary near term potential cash commitment is in February 2009 when the $140.7 million in principal amount of our 3.5% convertible subordinated notes that are currently outstanding will mature. These notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal or an effective conversion price of $50.00 per share and are redeemable by us if the price of our common stock reaches certain levels. See Note 7 "Financing Arrangements" for further details.

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

TRANSACTIONS WITH RELATED PARTIES

        We periodically sell our light source systems to Zeiss and we purchase certain optical parts from Zeiss. Zeiss is considered to be a related party as a result of its ownership interests in TCZ, our joint venture entity. For a discussion of the business and transactions with Zeiss, see Note 13, "Related Party Transactions".

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

        The following summarizes our contractual obligations and other commitments as of December 31, 2007, and the impact such obligations could have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations(1)	$9,342	$4,580	$4,427	$335	$—
Convertible subordinated notes	140,722	—	140,722	—	—
Interest on convertible subordinated notes	7,388	4,925	2,463	—	—
Purchase obligations	73,025	73,025	—	—	—

Total commitments	$230,477	$82,530	$147,612	$335	$—

(1)
We currently sublease all or a portion of our leased facilities, and the payments received under these subleases are direct offsets to our operating lease obligations. The amounts in the table above represent the gross lease amounts and the following table summarizes amounts to be received under these non-cancelable sublease agreements (in thousands):

Future Sublease Payments	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Total sublease agreements	$5,933	$3,628	$2,305	$—	$—

        In addition to the amounts shown in the table above, at December 31, 2007, we had a gross liability for income taxes associated with uncertain tax positions of approximately $22.9 million related to our adoption of FIN 48. Because the timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, we are unable to project if and when this might occur if at all within the next five years. Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

        At December 31, 2006 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

        We have no significant contractual obligations that are not recorded in our consolidated financial statements or fully disclosed in the notes thereto.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Subsequent to the issuance of SFAS No. 157, the FASB has proposed a one year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This Statement became effective for us on January 1, 2008. Although SFAS No. 157 increases the level of disclosures required for us for certain of our financial assets and liabilities, it did not have a material impact on our consolidated financial statements.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position. This provision will be effective for us for the fiscal year ending December 31, 2008. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. We plan on utilizing the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at December 31, 2008. We do not expect its adoption to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement became effective for us on January 1, 2008. Based upon our analysis and implementation of SFAS No. 159 as it relates to our balance sheet accounts, we have not elected the fair value option permitted in SFAS No. 159 for any of our eligible financial assets or liabilities. Therefore, SFAS No. 159 did not have any impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 ("SFAS No. 160")." SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We conduct business in several international currencies through our global operations. Due to the large volume of our business that we conduct in Japan, the Japanese operation poses our greatest foreign currency risk. Our risk management strategy includes the use of derivative financial instruments, principally forward contracts, to manage our foreign currency risk exposure. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese Yen, as well as other foreign currency exposures including exposures related to intercompany debt. Our objective is to offset gains or losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of our earnings. We do not enter into forward contracts for speculative purposes.

        At December 31, 2006 and 2007, we had outstanding forward contracts to buy U.S. $42.0 million for 5.3 billion Yen and $37.9 million for 4.3 billion Yen, respectively under foreign currency exchange facilities. At December 31, 2007 the contract rates range from 107.1 Yen to 119.9 Yen per U.S. dollar. These contracts expire on various dates through May 2008.

        Our forward contracts generally qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, we defer changes in the fair value for the effective portion of these forward contract hedges and record the amount in accumulated other comprehensive income (loss). Subsequently we reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred gain or loss, net of tax, for those that qualify for hedge accounting treatment totaled $652,000 and $17,000, respectively as of December 31, 2006 and $168,000 and $91,000 respectively, as of December 31, 2007. The foreign currency exchange gain totaled approximately $1.7 million and $2.0 million for the years ended December 31, 2006 and 2007, respectively and is included in total other income, net on the accompanying consolidated statements of operations.

        The fair value of these forward contracts as of December 31, 2007 would have fluctuated by $3.9 million if the foreign currency exchange rate for the Japanese Yen to the U.S. dollar on these forward contracts had changed by 10%. We will continue to monitor our exposure to foreign currency fluctuations in all countries in which we do business, and, when appropriate, use hedging transactions such as these forward contracts to minimize the effect of foreign currency fluctuations. Although we enter into such forward contracts, they may not be adequate to eliminate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our results of operations.

Investment and Debt Risk

        We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit, auction rate securities and commercial paper. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $899,000 in 2007.

        In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Because the interest rate is fixed, we believe there is no risk of increased interest expense. To date, we have repurchased, at a discount to par, $109.2 million of these notes reducing the principal amount outstanding to $140.7 million at both December 31, 2006 and 2007. The fair value of such debt based on quoted market prices at December 31, 2006 and 2007 was $147.6 million and $142.8 million, respectively.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

1.
Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

2.
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

  Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm. Their report appears on page F-2 of this Annual Report on Form 10-K.

3.
Changes in Internal Control Over Financial Reporting. Per disclosures in our 2006 Form 10-K, our management determined that a material weakness in internal controls over financial reporting existed as of December 31, 2006. The material weakness related to our accounting for income taxes. Throughout fiscal 2007, we implemented and executed upon a plan which resulted in the successful remediation and elimination of this material weakness.

  During 2007, the steps that we took to remediate the material weakness over our accounting for income taxes were as follows;

    •
    Redesigned, implemented and significantly increased the accounting department's involvement in new review and approval procedures and processes associated with all income tax provision workpapers and reconciliation schedules;

    •
    Completed the implementation of an automated tax provision software tool that reduces the number of manual spreadsheets that we use to calculate our effective tax rate on a quarterly and annual basis;

    •
    Increased our use of outside tax consultants to assist us with all tax calculations and tax provision workpapers until we identify and hire all appropriate additional tax personnel;

    •
    Restructured the income tax department, including the roles and responsibilities of our outside tax consultants, to allow for improved review and approval procedures and processes; and,

    •
    Hired a vice president of tax to oversee all tax department personnel, policies, processes and internal controls.

  Except for the changes related to the remediated material weakness described above, there have been no other changes during the quarter ended December 31, 2007 in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

4.
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

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2008 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Exchange Act, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below. With the exception of the information specifically incorporated herein by reference from our definitive Proxy Statement into this Annual Report on Form 10-K, our definitive Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the information contained in the sections entitled "Report of the Audit Committee" and the "Report of the Compensation Committee" in our definitive Proxy Statement is not incorporated by reference into this Annual Report on Form 10-K or deemed "filed" with the SEC.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Directors.    The information required by Item 10 of Form 10-K regarding our directors is incorporated herein by reference to the information contained in the section entitled "Proposal 1—Election of Directors" in our definitive Proxy Statement.

        Executive Officers.    The information required by Item 10 of Form 10-K regarding our executive officers is disclosed in Part I, Item I of this Annual Report under the section entitled "Executive Officers."

  Corporate Governance.

        The information required by Item 10 of Form 10-K regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement.

        The information required by Item 10 of Form 10-K regarding the members of our Audit Committee and our Audit Committee financial expert is incorporated herein by reference to the information contained in the section entitled "Information Regarding the Board of Directors and its Committees—Audit Committee" in our definitive Proxy Statement.

        The information required by Item 10 of Form 10-K regarding the procedures by which stockholders may recommend candidates for director to the Nominating and Corporate Governance Committee is incorporated herein by reference to the information contained in the "Question and Answer" section and the section entitled "Information Regarding the Board of Directors and its Committees—Nominating and Corporate Governance Committee" in our definitive Proxy Statement.

        Code of Ethics.    We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the text of the code of ethics on our website which can be accessed at http://www.cymer.com under "Investor Relations." In addition, we will promptly disclose on our website (1) the nature of any amendment to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on our website in the future.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K regarding executive compensation is incorporated herein by reference to the information contained in the sections entitled "Executive Compensation" and and "Compensation of Directors" in our definitive Proxy Statement.

        The information required by Item 11 of Form 10-K regarding compensation committee interlocks and insider participation and the report of the Compensation Committee of our Board of Directors is incorporated herein by reference to the information contained in the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K regarding equity compensation plans under which our common stock may be issued as of December 31, 2007 is incorporated herein by reference to the information contained in the section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement. The information required by Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K regarding transactions with related persons, promoters and certain control persons, if any, is incorporated herein by reference to the information contained in the section entitled "Certain Relationships and Related Transactions" in our definitive Proxy Statement. The information required by Item 13 of Form 10-K regarding director independence is incorporated herein by reference to the information contained in the section entitled "Information Regarding the Board of Directors and its Committees—Independence of the Board of Directors" in our definitive Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the sections entitled "Independent Registered Public Accounting Firm Fees" and "Pre-Approval Policies and Procedures" in our definitive Proxy Statement.

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

          (3)    Exhibits.    The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement is identified separately in item 15(b) hereof.

        (b)    Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer's Registration Statement on Form S-1, Reg. No. 333-08383).
3.2	Amendment of Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.3	Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.1 to Cymer's Form 8-K filed on August 17, 2007).

4.1
Purchase Agreement, dated as of February 12, 2002, among Cymer, Credit Suisse First Boston Corporation and Merrill Lynch Pierce Fenner and Smith Incorporated (incorporated herein by reference to Exhibit 4.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.2
Indenture, dated as of February 15, 2002, between Cymer and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.3
Registration Rights Agreement, dated as of February 15, 2002, among Cymer, Credit Suisse First Boston Corporation and Merrill Lynch Pierce Fenner and Smith Incorporated (incorporated herein by reference to Exhibit 4.3 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.1#	Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 10.1 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2003).
10.2
Single-Tenant Industrial Lease, dated December 19, 1996, by and between Arden Realty Finance III, LLC (originally AEW/LBA Acquisition Co. II, LLC) and Cymer, as amended (incorporated herein by reference to Exhibit 10.3 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2004).
10.3
Sublease Agreement, dated December 22, 2004, by and between Northrop Grumman Systems Corporation and Cymer (incorporated herein by reference to Exhibit 10.4 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2004).
10.4#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer's Registration Statement on Form S-8, Registration No. 333-69736).
10.5#
Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Cymer's Registration Statement on Form S-8, Registration No. 333-48242).
10.6#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer's Current Report on Form 8-K filed on May 19, 2006).
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
10.9#	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on May 18, 2007).
10.10#
Form of Stock Option Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Cymer's Current Report on Form 8-K filed on May 20, 2005).
10.11#	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan.

10.12#	Form of Stock Unit Grant Notice for use in connection with the 2007 Long-Term Incentive Bonus Plan under the Amended and Restated 2005 Equity Incentive Plan.
10.13#
Form of Stock Unit Grant Notice and Form of Stock Unit Agreement for use with the Long-Term Bonus Program under the 2005 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on December 21, 2007).
10.14#	Amended and Restated Employment Agreement, effective as of December 1, 2007, by and between Robert P. Akins and Cymer.
10.15#	Amended and Restated Employment Agreement, effective as of December 1, 2007, by and between Edward Brown, Jr. and Cymer
10.16#	Amended and Restated Employment Agreement, effective as of December 1, 2007, by and between Nancy J. Baker and Cymer.
10.17#	Amended and Restated Employment Agreement, effective as of December 1, 2007, by and between Rae Ann Werner and Cymer.
10.18#	Summary description of Cymer, Inc. 3-Year Bonus Program (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on April 1, 2005).
10.19#	Summary description of Cymer, Inc. Short-Term Incentive Bonus Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on April 20, 2007).
10.20#	Summary description of Cymer, Inc. Long-Term Incentive Bonus Plan for 2007, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer's Current Report on Form 8-K filed on April 20, 2007).
10.21#	Summary description of Cymer, Inc. Long-Term Incentive Bonus Program, effective January 1, 2008.
10.22#
Executive Nonqualified Excess Plan, as amended and restated as of January 1, 2007 (incorporated herein by reference to Exhibit 10.22 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2006).
10.23#	Amended and Restated Reduction in Force Benefits Plan.
10.24#	Amended and Restated Executive Option and Group Health Coverage Extension Program.
10.25*
Amended and Restated Joint Venture Agreement, dated September 12, 2006, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH and TCZ Pte Ltd (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.26*
Patent License Agreement, dated May 14, 2001, by and among Cymer, Inc., Linda B. Jacob, Joseph A. Mangano, and Science Research Laboratory, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.27*
Patent Sublicense Agreement, dated May 14, 2001, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.28*
Patent Sublicense Agreement, dated November 7, 2003, by and between SRL-EUV, LLC and Cymer, Inc. (incorporated herein by reference to Exhibit 10.27 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2003).
10.29*
Patent Sublicense Agreement, dated November 7, 2003, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.28 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2003).
10.30*
Intellectual Property License Agreement dated February 4, 2004, by and between Cymer, Inc. and Intel Corporation (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.30*
Amended Intellectual Property License Agreement, effective June 27, 2006, by and between Intel Corporation and Cymer, Inc (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
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
Dated: February 27, 2008

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

/s/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 27, 2008
/s/ NANCY J. BAKER Nancy J. Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008
/s/ RAE ANN WERNER Rae Ann Werner	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008
/s/ CHARLES J. ABBE Charles J. Abbe	Director	February 27, 2008
/s/ EDWARD H. BRAUN Edward H. Braun	Director	February 27, 2008

/s/ MICHAEL R. GAULKE Michael R. Gaulke	Director	February 27, 2008
/s/ WILLIAM G. OLDHAM William G. Oldham	Director	February 27, 2008
/s/ PETER J. SIMONE Peter J. Simone	Director	February 27, 2008
/s/ YOUNG K. SOHN Young K. Sohn	Director	February 27, 2008
/s/ JON D. TOMPKINS Jon D. Tompkins	Director	February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.:

        We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share—Based Payment and effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cymer Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

San Diego, California
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.:

        We have audited Cymer, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cymer, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Cymer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cymer, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

San Diego, California
February 26, 2008

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302,098	$305,707
Short-term investments	207,943	22,355
Accounts receivable—net	115,857	91,875
Accounts receivable—related party	834	1,112
Foreign currency forward exchange contracts	652	2
Inventories	104,296	129,757
Deferred income taxes	46,943	42,147
Prepaid expenses and other assets	7,143	8,928

Total current assets	785,766	601,883
PROPERTY AND EQUIPMENT—NET	112,074	116,725
LONG TERM INVESTMENTS	8,384	29,443
DEFERRED INCOME TAXES	12,766	19,272
GOODWILL—NET	8,833	8,833
INTANGIBLE ASSETS—NET	15,880	12,951
OTHER ASSETS	5,391	5,045

TOTAL ASSETS	$949,094	$794,152

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,711	$23,980
Accounts payable—related party	4,858	4,428
Accrued warranty and installation	29,974	24,832
Accrued payroll and benefits	21,707	24,406
Accrued patents, royalties and other fees	4,262	3,303
Income taxes payable	13,293	13,468
Deferred revenue	2,544	4,974
Foreign currency forward exchange contracts	—	170
Accrued and other current liabilities	3,715	3,917

Total current liabilities	99,064	103,478
CONVERTIBLE SUBORDINATED NOTES	140,722	140,722
INCOME TAXES PAYABLE	—	17,755
DEFERRED REVENUE	—	5,562
OTHER LIABILITIES	14,781	17,401

Total liabilities	254,567	284,918

MINORITY INTEREST	6,633	5,711

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock—authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock—authorized 100,000,000 shares; $.001 par value, 41,774,000 and 42,339,000 shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively	42	42
Additional paid-in capital	557,082	579,711
Treasury stock at cost (4,536,000 and 12,049,000 common shares) at December 31, 2006 and 2007, respectively	(150,704)	(450,704)
Accumulated other comprehensive income (loss)	(4,066)	214
Retained earnings	285,540	374,260

Total stockholders' equity	687,894	503,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$949,094	$794,152

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2005	2006	2007
REVENUES:
Product sales	$382,238	$536,098	$517,295
Product sales—related party	400	7,362	3,716
Other	1,010	395	685

Total revenues	383,648	543,855	521,696

COSTS AND EXPENSES:
Cost of product sales	227,290	281,243	260,280
Research and development	64,025	73,974	81,842
Sales and marketing	25,143	30,618	26,163
General and administrative	26,514	38,889	38,949

Total costs and expenses	342,972	424,724	407,234

OPERATING INCOME	40,676	119,131	114,462

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)—net	(1,115)	1,674	2,025
Gain on debt extinguishment	2,220	—	—
Interest and other income	10,943	23,852	20,074
Interest and other expense	(6,936)	(5,965)	(6,709)

Total other income—net	5,112	19,561	15,390

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	45,788	138,692	129,852
INCOME TAX PROVISION	262	46,137	44,413
MINORITY INTEREST	1,026	3,093	2,923

NET INCOME	$46,552	$95,648	$88,362

EARNINGS PER SHARE:
Basic earnings per share	$1.29	$2.53	$2.64

Weighted average common shares outstanding	36,017	37,779	33,522

Diluted earnings per share	$1.27	$2.40	$2.50

Weighted average common and dilutive potential common shares outstanding	36,544	41,397	36,784

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Unearned Compensation		Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2004	36,993	$37	$378,414	—	$—	$(16)	$(4,455)	$143,340	$517,320
Exercise of common stock options and warrants	928	1	22,527						22,528
Issuance of employee stock purchase plan shares	115		2,690						2,690
Amortization of unearned compensation						16			16
Repurchase of common stock into treasury				(1,943)	(50,000)				(50,000)
Non-employee stock options granted			83						83
Employee stock options—change in status			932						932
Employee stock awards			4						4
Income tax benefit from stock compensation			2,899						2,899
Net income								46,552	46,552	$46,552
Other comprehensive income:
Translation adjustment							(4,381)		(4,381)	(4,381)
Net unrealized loss on available-for-sale investments, net of tax							(574)		(574)	(574)
Net unrealized gain on derivatives, net of tax							385		385	385

Total comprehensive income										$41,982

BALANCE, DECEMBER 31, 2005	38,036	$38	$407,549	(1,943)	$(50,000)	$—	$(9,025)	$189,892	$538,454
Exercise of common stock options and warrants	3,709	4	114,730						114,734
Issuance of employee stock purchase plan shares	29		1,325						1,325
Employee stock-based compensation			12,512						12,512
Employee stock options—change in status			665						665
Non-employee stock options granted			58						58
Income tax benefit from stock compensation			20,243						20,243
Repurchase of common stock into treasury				(2,593)	(100,704)				(100,704)
Net income								95,648	95,648	$95,648
Other comprehensive income:
Translation adjustment							4,173		4,173	4,173
Net unrealized loss on available-for-sale investments, net of tax							706		706	706
Net unrealized gain on derivatives, net of tax							87		87	87
Net unrecognized pension loss							(7)		(7)	(7)

Total comprehensive income										$100,607

BALANCE, DECEMBER 31, 2006	41,774	$42	$557,082	(4,536)	($150,704)	$—	$(4,066)	$285,540	$687,894
Cumulative effect of adoption of FIN 48								358	358
Exercise of common stock options	519		14,138						14,138
Issuance of restricted stock awards	18								—
Issuance of employee stock purchase plan shares	28		1,122						1,122
Employee stock-based compensation			5,504						5,504
Employee stock options—change in status			22						22
Non-employee stock options granted			116						116
Income tax benefit from stock compensation			1,727						1,727
Repurchase of common stock into treasury				(7,513)	(300,000)				(300,000)
Net income								88,362	88,362	$88,362
Other comprehensive income:
Translation adjustment							4,021		4,021	4,021
Net unrealized gain on available-for-sale investments, net of tax							321		321	321
Net unrealized gain on derivatives, net of tax							73		73	73
Net unrecognized pension loss							(135)		(135)	(135)

Total comprehensive income										$92,642

BALANCE, DECEMBER 31, 2007	42,339	$42	$579,711	(12,049)	(450,704)	$—	$214	$374,260	$503,523

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2006	2007
OPERATING ACTIVITIES:
Net income	$46,552	$95,648	$88,362
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt extinguishment	(2,220)	—	—
Depreciation and amortization	28,280	25,127	25,523
Non-cash stock-based compensation	1,019	13,235	5,642
Amortization of unearned compensation	16	—	—
Minority interest	(1,026)	(3,093)	(2,923)
Provision for deferred income taxes	(1,680)	8,558	3,408
Loss on disposal and impairment of property and equipment	55	27	292
Change in assets and liabilities:
Accounts receivable—net	20,862	(26,039)	23,982
Accounts receivable—related party	(588)	(246)	(278)
Foreign currency forward exchange contracts	(3,002)	1,264	927
Inventories	20,976	(15,250)	(25,461)
Prepaid expenses and other assets	(1,936)	(359)	(2,218)
Accounts payable	3,761	1,001	5,269
Accounts payable—related party	4,975	(117)	(430)
Accrued expenses and other liabilities	2,634	9,686	(742)
Deferred revenue	(4,426)	818	7,992
Income taxes payable	(230)	5,541	12,733

Net cash provided by operating activities	114,022	115,801	142,078

INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,750)	(16,404)	(26,637)
Purchases of investments	(290,728)	(278,594)	(91,440)
Proceeds from sold or matured investments	390,580	223,004	256,720
Acquisition of patents	(2,500)	(8,200)	(121)
Acquisition of minority interest	—	(7,024)	—

Net cash provided by (used in) investing activities	78,602	(87,218)	138,522

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,218	116,059	15,260
Redemption of convertible subordinated notes	(57,336)	—	—
Cash investment received from minority shareholder	11,120	—	2,000
Excess tax benefits from stock based compensation	—	20,243	1,727
Payments on capital lease obligations	(20)	—	—
Repurchase of common stock into treasury	(50,000)	(100,704)	(300,000)

Net cash provided by (used in) financing activities	(71,018)	35,598	(281,013)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(2,107)	4,172	4,022

NET INCREASE IN CASH AND CASH EQUIVALENTS	119,499	68,353	3,609
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	114,246	233,745	302,098

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$233,745	$302,098	$305,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,914	$5,301	$5,469

Income taxes paid, net	$2,613	$12,111	$26,642

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—Cymer, Inc., together with its wholly owned subsidiaries is engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. In addition, we sell replacement parts and services to our lithography tool manufacturer customers as well as directly to our chipmaker customers. We are the majority owner of a joint venture known as TCZ Pte. Ltd., ("TCZ") located in Singapore. TCZ is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry.

        We manufacture our products primarily at our San Diego headquarters, but we also conduct refurbishment manufacturing activities for replacement parts at our subsidiary office located in Korea. We provide customer support from our San Diego headquarters, and from our field service offices located throughout the United States, Europe, Japan, Korea, Singapore, the People's Republic of China, and Taiwan. We sell our product to customers primarily in the United States, Japan, and Korea and, to a lesser extent, other Asian countries and Europe.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Cymer, Inc. and the accounts of our wholly owned subsidiaries. We also consolidate the financial position and results of operations of TCZ and reflect the minority interest in the joint venture in our consolidated financial statements. Earnings or losses of TCZ are distributed in accordance with the respective percentage interest by the joint owners. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

        Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable, related party accounts receivable, accounts payable, related party accounts payable, accrued warranty and installation, accrued payroll and benefits, accrued patents, royalties and other fees, income tax payable, current deferred revenue, and accrued and other current liabilities, the carrying amounts approximate the fair value of those instruments due to their short-term nature.

        Cash Equivalents—All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2006 and 2007, we had $227.3 million and $210.6 million of cash equivalents, respectively.

        Investments—Our investment portfolio consists primarily of government and corporate fixed income securities, auction rate securities, certificates of deposit, and commercial paper. Investments are classified as available-for-sale and are carried on the consolidated balance sheet at fair value which is based on quoted market prices for such securities. While it is our general intent to hold such investments until maturity, we occasionally sell our investments for cash flow purposes. Any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the gain or loss on investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories—Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market. Cost includes material, labor and manufacturing overhead costs. Our inventories include reusable parts that we receive from our customers as part of consumed assemblies. We refurbish these returned core assemblies, which consist primarily of metal components, and reuse them in future core assemblies. Refurbishment costs are capitalized as incurred. We review the components of our inventory on a regular basis for excess or obsolete inventory and make appropriate adjustments to the value of our inventory in the period that such excess or obsolete inventory is identified.

        Refurbished Inventories—As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of product sales if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with the customer. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed core assembly. As part of our normal excess and obsolete inventory analysis, these consumed core assemblies are also reviewed on a monthly basis and an adjustment to inventory is recorded as appropriate for these parts. The value that we assign to these core assemblies can be affected by the current demand for the reusable parts in our manufacturing operations and the actual yield rate achieved for parts within these consumed core assemblies.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for financial reporting purposes are as follows: buildings, twenty years; property and equipment, generally one to five years; and light source systems built for internal use, three years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or the remaining lease term. Repairs and maintenance are charged to expense as incurred.

        Goodwill and Intangible Assets—We account for our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 includes provisions that discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. Under SFAS No. 142, our goodwill is subject to an annual impairment test. We conduct this test in the fourth quarter of each fiscal year or when events or circumstances occur that indicate potential impairment. Intangible assets with finite lives are recorded at cost and are amortized using the straight-line method over their expected useful lives. We review the carrying value and remaining useful life of intangibles for impairment when events or circumstances indicate that the carrying amount may not be recoverable. For further discussion, see Note 6, "Goodwill and Intangible Assets".

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of —We account for the impairment and disposal of our long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or circumstances indicate that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured and recorded based upon the amount by which the carrying amount of the asset exceeds the undiscounted fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        We recorded impairment losses associated with miscellaneous property, plant and equipment of approximately $55,000, $40,000 and $294,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

        Asset Retirement Obligation—We account for our asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that retirement obligations associated with tangible long-lived assets, include (1) the timing of the liability recognition (2) the initial measurement of the liability (3) the allocation of the asset retirement cost to expense (4) the subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that the cost for the asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

        We have a lease agreement for our facility in Japan which includes an obligation for us to restore the facility to its original condition when we vacate it. At December 31, 2006 and 2007, we estimated the fair value of this asset retirement obligation to be approximately $657,000 and $683,000, respectively and have recorded it in other liabilities on the accompanying consolidated balance sheets. The total accretion expense that we recorded related to this obligation was $200,000, $67,000, and $68,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

        Foreign Currency Translation—The financial statements of our foreign subsidiaries where the functional currency is the local currency are translated into U.S. dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, cost of product sales, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of our consolidated statement of stockholders' equity within accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

        Derivative Instruments—We conduct business in several international currencies through our global operations. We maintain a foreign exchange risk management policy with the goal of protecting product margins and minimizing the volatility of reported earnings due to foreign currency risk exposure. In accordance with our policy, we use financial instruments, principally forward contracts, to manage certain of our foreign currency risk exposures. We account for our forward contracts in accordance with the provisions of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and record such contracts at fair value which is based on the quoted exchange rates for such instruments. We enter into forward contracts to minimize the variability of cash flows associated with the anticipated transactions being hedged, primarily the purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese Yen, as well as other foreign currency exposures including exposures related to intercompany debt. We do not enter into forward contracts for speculative purposes.

        Convertible Subordinated Notes—Our convertible subordinated notes are accounted for in accordance with Accounting Principles Board ("APB Opinion No. 14"), "Accounting for Convertible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt and Debt Issued with Stock Purchase Warrants". Per the provisions of APB Opinion No. 14, the notes are recorded at their face value which was $140.7 million at both December 31, 2006 and December 31, 2007. The fair value of such debt, based on quoted market prices at December 31, 2006 and 2007, was $147.6 million and $142.8 million, respectively.

        Guarantees and Warranties—In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45 except for product warranties.

  (a)
  Product Warranties—Warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems, replacement parts varies by light source system model. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product's life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. The following table summarizes information related to our warranty provision (in thousands):

	Years Ended December 31,
	2005	2006	2007
Beginning product warranty balance	$28,200	$30,191	$29,450
Liabilities accrued for warranties issued during the year, net of adjustments and expirations	26,331	18,209	15,087
Warranty expenditures incurred during the year	(24,340)	(18,950)	(20,187)

Ending product warranty balance	$30,191	$29,450	$24,350

  (b)
  Intellectual Property Indemnifications—We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon, and Nikon. In general, these indemnification provisions provide that we defend our customers against certain infringement claims directed against our products. Under the indemnification clauses, we would pay costs and damages attributable to the infringement claims, including attorney's fees associated with settlements or defenses in respect of such claims, provided that the lithography tool manufacturer used the tool in accordance with our recommendations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    did not modify the tool or incorporate technology or features that were not of our design, and provided further that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings.

    An indemnification provision was included in the contract manufacturing agreement with Seiko Instruments, Inc. ("Seiko"), our former Japanese manufacturing partner, which was terminated on March 31, 2003. We continue to honor this indemnification clause within the agreement after the termination of the contract manufacturing agreement with respect to those products manufactured by Seiko while the agreement was in force as with other indemnification provisions on intellectual property. Seiko and at least one Japanese lithography tool manufacturer were notified in 1996 that our light source systems in Japan may infringe certain Japanese patents. We believe, based upon the advice of counsel, that our products do not infringe any valid claim of the asserted patents or that we are entitled to prior use claims in Japan.

    As part of the original research and development agreement signed with Intel Corporation ("Intel") in 2004 and amended in July 2006, we agreed to provide Intel with indemnity against any infringement of the intellectual property rights of any third party arising from Intel's purchase and/or use of our extreme ultraviolet ("EUV") source systems. Under the terms of this agreement, as amended, our obligations to indemnify Intel will be specifically negotiated in any purchase agreement related to such future products.

    As part of the original supply agreement signed with TCZ in September 2005 and amended in September 2006 in connection with the amendment and restatement of the original TCZ joint venture agreement, we agreed to indemnify TCZ against certain infringements of the intellectual property rights of a third party arising from TCZ's purchase of our products. We will defend such actions at our own expense and will pay the cost and damage awarded in any such action provided that TCZ grants us sole control of the defense and settlement of such action and also provides us with information required for the defense and settlement of such action.

    Due to the nature of the indemnification provisions described above, these provisions are indefinite and extend beyond the term of the actual agreements.

        Revenue Recognition—We recognize revenue in accordance with Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition". We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectability is reasonably assured. Our revenues consist of product sales, which primarily include sales of light source systems, replacement parts, and to a lesser extent, services, training, and refurbishments of our light source systems. Our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

        The sales of our light source systems generally include training and installation services. We determined these elements qualify as one unit of accounting under Emerging Issues Task Force ("EITF") Bulletin No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Therefore, in accordance with the provisions of SAB No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of the following three points, depending on the terms of our arrangement with our customer—1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

        Revenue from replacement parts sales is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our replacement parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly based on historical experience.

        Service and training revenue is recognized as the services are rendered. For our service contracts, including OnPulse®, revenue is generally recognized straight line over the term of the contract or based on pulse usage.

        On a very limited basis, we refurbish light source systems owned by our customers to their original or new condition. Revenue from refurbished light source systems is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

        On a limited basis, certain of our product sales transactions are accounted for as multiple-element arrangements in accordance with EITF 00-21. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, or services, and performance may occur at different points in time or over different periods of time. We allocate consideration to multiple element transactions based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21. Our sales arrangements do not include general rights of return.

        For funded development contracts, funds received are accounted for on the percentage-of-completion method based on the relationship of costs incurred to total estimated costs. Revenues generated from these types of funded development contracts are included in other revenue, and are derived from cost sharing contracts between certain customers and us. If milestones on these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

funded development contracts require that specific results be achieved or reported by us, revenue is not recognized until that milestone is completed.

        Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements as described above.

        Research and Development Costs—We expense research and development costs, which include costs associated with funded development contracts, in the period incurred. Funded development contracts are generally cost sharing contracts between us and a customer where each party pays near equivalent portions of the total development costs. As a result, costs for the funded development contracts approximate the revenue we record for these contracts in other revenue in the accompanying statements of operations. The services performed under the funded development contracts are provided on a best efforts basis.

        Stock-Based Compensation—We currently grant stock options and stock units from our 2005 Equity Incentive Plan (the "Incentive Plan"), which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to our employees and non-employee directors and consultants.

        Effective January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment". Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, or the vesting period. We elected the modified-prospective method in implementing SFAS No. 123R which did not require us to revise prior period financial statements for comparative purposes. We elected to use the Black-Scholes option pricing model to determine the fair value of our stock options under SFAS No. 123R. The valuation provisions of SFAS No. 123R apply to new options granted on or after January 1, 2006. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted on or after January 1, 2006. Compensation expense for grants that were outstanding and unvested as of the effective date are recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures which uses an accelerated expense recognition method for those awards with a graded vesting schedule.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". We elected to adopt the "short-cut" method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The "short-cut" method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool, the consolidated statements of cash flows, and earnings per share of the tax effects of share-based compensation awards that were outstanding upon adoption of SFAS No. 123R.

        In accordance with SFAS No. 123R, beginning in January 2006, we have presented excess tax benefits for the exercise of share-based compensation awards as a financing activity in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123R, we presented the tax benefits for deductions resulting from the exercise of stock options as an operating cash flow activity.

        Prior to the adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting required by APB Opinion No. 25, "Accounting for Stock Issued to Employees", for options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

granted to employees and provided the pro forma disclosures of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". We recorded no compensation expense in 2005 related to the grant of options to employees since the exercise price of such options equaled or exceeded the market value of the underlying common stock on the date of grant.

        Upon the adoption of SFAS No. 123R, we used a combination of historical and implied volatility ("blended volatility") to value our stock options. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility was derived based on six-month traded options of our common stock. Prior to January 1, 2006, we used only historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma stock compensation calculation. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. Government issues with a remaining period commensurate with the expected term for valuing options.

        In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeiture rates differ from those estimates. Forfeiture rates are estimated based on historical activity for our company as we believe it is indicative of future forfeiture rates. We amended our 1996 Employee Stock Purchase Plan ("ESPP") in May 2005, and as a result of this amendment, our ESPP is treated as a non-compensatory plan.

        We value the stock unit awards which are issued to our non-employee directors and key employees using an intrinsic calculation based on the price of our stock on the date that the stock unit award is granted. Compensation expense related to these stock unit awards is recognized straight line over the service period. For those stock unit awards that have performance-based conditions, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions.

        We account for options granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services". We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 ("FIN 28"), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive Income—SFAS No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income includes net income, unrealized gains and losses on effective forward contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and unrealized gains and losses on available-for-sale securities.

        Earnings Per Share—Basic and diluted earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share ("EPS) is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the "if-converted" method, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted earnings per share computation in loss periods as their effect would be anti-dilutive.

        The following table sets forth the basic and diluted EPS for the years ended December 31, 2005, 2006 and 2007 (in thousands, except per share information):

	Years ended December 31,
	2005	2006	2007
NET INCOME:
Net income, as reported	$46,552	$95,648	$88,362
Interest expense on convertible subordinated notes, net of taxes	—	3,709	3,657

Net earnings available to common shareholders, diluted	$46,552	$99,357	$92,019

WEIGHTED AVERAGE SHARES:
Weighted average common shares outstanding	36,017	37,779	33,522
Effect of dilutive securities:
Warrants	—	22	—
Stock options and stock units	527	782	448
Assumed conversion of subordinated notes	—	2,814	2,814

Diluted weighted average common shares outstanding	36,544	41,397	36,784

Earnings per share:
Basic	$1.29	$2.53	$2.64

Diluted	$1.27	$2.40	$2.50

        For the years ended December 31, 2005, 2006 and 2007, weighted average options and warrants to purchase shares of common stock totaling 4,500,000, 622,000 and 741,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the year ended December 31, 2005, weighted average common shares attributable to convertible subordinated notes consisting of 3,820,000 shares were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Related Uncertainties

        Credit Risk—Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable.

        Cash and cash equivalents—We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions. We have not experienced any material losses in our cash and investment accounts. The cash balances that we hold in financial institutions are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of financial institutions and limit the amount of risk by selecting financial institutions with a strong relative credit standing. At December 31, 2006 and 2007, we had $301.9 million and $305.5 million respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

        Accounts receivable—We maintain an allowance for doubtful accounts for estimated losses due to the inability of our customers to make required payments, which results in bad debt expense. Our management periodically determines the adequacy of this allowance by continually evaluating individual customer receivables considering our customer's financial condition, their payment history and current economic conditions. We have minimal credit losses to date.

        Supplier Risk—We obtain a limited number of components and subassemblies included in our products from a single supplier or a small group of suppliers. We currently utilize a single supplier for certain optical, control systems and pulse power components and subassemblies used in our light source systems. Where possible, we work with secondary suppliers to qualify additional supply sources. We carry significant strategic inventories of these components to reduce the risk associated with this single supplier. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. To date we have been able to obtain adequate supplies of the components and subassemblies used in the production of our light source systems in a timely manner from existing sources.

Geographic and Customer Concentrations

        Concentrations of revenue in excess of 10% of total revenue within the geographic areas in which we do business are detailed as follows. We expect that sales of our light source products in these geographic areas will continue to account for a substantial portion of our revenue. The loss of business from any of these regions would have a material adverse effect on our operating results, financial condition, and cash flows. For further information about the revenue for all of our geographic regions see Note 14, "Segment and Geographic Areas".

	Years ended December 31,
	2005	2006	2007
U.S.	47%	54%	47%
Japan	31%	22%	23%
Korea	6%	9%	12%

Total	84%	85%	82%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Customers that accounted for more than 10% of our accounts receivable balance are detailed as follows (in thousands):

	December 31,
	2006	2007
Customer
ASML	$55,091	$27,658
Nikon	22,080	22,395

Total	$77,171	$50,053

        Customers that accounted for more than 10% of total revenues are detailed as follows (in thousands):

	Years ended December 31,
	2005	2006	2007
Customer
ASML	$121,156	$204,931	$173,374
Nikon	93,203	88,405	99,728

Total	$214,359	$293,336	$273,102

        We expect that sales of our light source products to these customers will continue to account for a substantial portion of our revenue. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. The loss of business from any of these customers would have a material adverse effect on our operating results, financial condition, and cash flows.

Recent Accounting Pronouncements Adopted

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. See Note 9, "Income Taxes" for further discussion on the impact of our adoption of FIN 48.

        Reclassifications—Certain amounts in the footnotes related to the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

2.    TCZ JOINT VENTURE

        In July 2005, we entered into a Joint Venture ("JV") Agreement with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to collectively with their affiliated entities as "Zeiss") to establish TCZ (for Team Cymer Zeiss) which is owned 60% by us and 40% by Zeiss. In September 2006, we amended and restated the JV Agreement to move the location of TCZ from Switzerland to Singapore

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    TCZ JOINT VENTURE (Continued)

and to change our joint venture entity to a Singapore corporation, TCZ Pte Ltd. We consolidate the financial position and results of operations of TCZ and reflect Zeiss' interest in the joint venture as minority interest in our consolidated financial statements. Any earnings or losses are distributed in accordance with the respective percentage interest by the joint owners. As an initial investment in TCZ, we contributed certain intellectual property and approximately $14.2 million in cash. In September 2007, we made an additional $3.0 million cash contribution to TCZ. Zeiss' initial investment in TCZ was a cash contribution of $11.1 million. In October 2007, Zeiss made an additional cash contribution of $2.0 million to TCZ. If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interest.

        As a result of the formation of TCZ, we entered into a long-term supply agreement which requires us to provide TCZ with components for TCZ's products and an intellectual property agreement which controls the use of any intellectual property developed by us for the joint venture.

        Additionally, we have performed an analysis of TCZ's operations and us as a consolidated entity in order to determine if TCZ qualifies as a separate operating segment. See further discussion on this in Note 14, "Segment and Geographic Information".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    BALANCE SHEET DETAILS

        The consolidated balance sheets detail is as follows (in thousands):

	December 31,
	2006	2007
ACCOUNTS RECEIVABLE:
Trade	$113,599	$88,642
Other	3,201	3,822

Subtotal	116,800	92,464
Less: Allowance for doubtful accounts	(943)	(589)

Total	$115,857	$91,875

INVENTORIES:
Raw materials	$33,472	$43,238
Work-in-progress	19,373	21,610
Finished goods	51,451	64,909

Total	$104,296	$129,757

PROPERTY, PLANT AND EQUIPMENT:
Land	$9,080	$9,080
Building	90,349	90,052
Building improvements	7,538	8,837
Furniture and equipment	89,054	98,220
Capitalized light sources	46,294	50,610
Leasehold improvements	3,447	3,657
Construction in process	2,675	8,957

Subtotal	248,437	269,413
Less: Accumulated depreciation Total	(136,363)	(152,688)

Total	$112,074	$116,725

        Depreciation expense totaled $25.0 million, $21.6 million and $21.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

	December 31,
	2006	2007
DEFERRED REVENUE:
EUV systems	$—	$5,562
Service contracts	2,349	3,759
Laser upgrades	—	1,152
Other	195	63

Total	$2,544	$10,536

Current portion of deferred revenue	$2,544	$4,974
Long-term portion of deferred revenue	—	5,562

Total deferred revenue	$2,544	$10,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    INVESTMENTS

        Investments at December 31, 2006 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
U.S. government agencies	$93,256	$5	$(393)	$92,868
Auction rate securities	115,075	—	—	115,075

Total	$208,331	$5	$(393)	$207,943

Long-term:
Corporate debt securities	$5,414	$—	$(24)	$5,390
U.S. government agencies	3,000	—	(6)	2,994

Total	$8,414	$—	$(30)	$8,384

        Investments at December 31, 2007 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
U.S. government agencies	$16,700	$55	$—	$16,755
Auction rate securities	5,600	—	—	5,600

Total	$22,300	$55	$—	$22,355

Long-term:
Corporate debt securities	$20,131	$219	$—	$20,350
U.S. government agencies	9,000	93	—	9,093

Total	$29,131	$312	$—	$29,443

        As of December 31, 2007, the contractual maturities of debt securities were as follows (in thousands):

	Less than One Year	One to Three Years	Total
Short-term:	$22,355	$—	$22,355
Long-term:	—	29,443	29,443

Total	$22,355	$29,443	$51,798

        We review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the quality of the assets underlying the investment, credit quality and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    DERIVATIVE INSTRUMENTS

        Our forward contracts generally qualify for hedge accounting treatment as "cash flow hedges" according to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Pursuant to SFAS No. 133, designated hedging instruments and hedged items or transactions qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. Furthermore, the hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge.

        In accordance with the provisions of SFAS No. 133, we defer changes in the fair value for the effective portion of these hedges and record the change in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. Interest charges or "forward points" on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in foreign currency exchange gain (loss) in the consolidated statements of operations. In the event that an anticipated, hedged transaction is no longer likely to occur within a certain time period, the derivative gain or loss reported in accumulated other comprehensive loss is immediately reclassified into foreign currency exchange gain (loss).

        The fair value of all forward contracts and the associated deferred gain in other comprehensive loss totaled $168,000 and $91,000, respectively, as of December 31, 2007. It is expected that 100% of the deferred gain will be reclassified into earnings within the next 12 months. The excluded component of our forward contracts amounted to a gain of $735,000 and $581,000 for the years ended December 31, 2006 and 2007, respectively.

        As of December 31, 2007, we had outstanding forward contracts to buy U.S. $37.9 million for 4.3 billion Yen under foreign currency exchange facilities with contract rates ranging from 107.1 Yen to 119.9 Yen per U.S. dollar. These contracts expire on various dates through May 2008. We recognized a net gain through cost of product sales from forward contracts of $1.4 million and $254,000 for the years ended December 31, 2005 and 2006, respectively, and a net loss of $127,000 for the year ended December 31, 2007.

6.    GOODWILL AND INTANGIBLE ASSETS

        Under SFAS No. 142, our goodwill is subject to an annual impairment test. In addition, SFAS No. 142 requires us to test for goodwill impairment at the reporting unit level. We currently have two separate reporting units, (i) our primary business to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors and (ii) our TCZ joint venture that is currently developing a process tool for use in the manufacture of flat panel displays. We completed our annual impairment test of goodwill and intangibles in the fourth quarter of 2006 and 2007 and concluded that no impairment of goodwill or intangibles existed. As a result, no impairment loss was recorded in 2006 or 2007.

        Since all of our recorded goodwill was acquired prior to the formation of TCZ, none of the goodwill was allocated to the TCZ reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    GOODWILL AND INTANGIBLE ASSETS (Continued)

        Details of our goodwill and intangibles are as follows (in thousands):

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill(1)	$12,588	$(3,755)	$8,833
Patents(2)	27,012	(11,131)	15,881

Total Goodwill & Intangibles	$39,600	$(14,886)	$24,714

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill(1)	$12,588	$(3,755)	$8,833
Patents(2)	27,133	(14,182)	12,951

Total Goodwill & Intangibles	$39,721	$(17,937)	$21,784

    (1)
    On January 1, 2002, upon our adoption of SFAS No. 142, the monthly amortization of goodwill ceased.

    (2)
    Includes various patents that we have acquired since 2001.The expected useful life of these patents can vary depending on the nature of the technology and remaining useful life of the patent. Currently the expected useful life ranges from three to sixteen years.

        Amortization expense associated with our acquired patents was $2.4 million, $2.8 million and $3.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        As of December 31, 2007, the future estimated amortization expense for these patents for the next five years and thereafter is expected to be as follows (in thousands):

Future Amortization
Year ending December 31, 2008	$3,053
Year ending December 31, 2009	1,571
Year ending December 31, 2010	682
Year ending December 31, 2011	682
Year ending December 31, 2012	682
Thereafter	6,281

7.    FINANCING ARRANGEMENTS

        Foreign Currency Exchange Facilities—In 2006 and 2007, we maintained foreign currency exchange facilities with three financial institutions in the U.S. These facilities provide up to $100.0 million to be utilized for spot and futures foreign currency exchange contracts for periods of up to one year. Under these foreign currency exchange facilities, $42.0 million and $37.9 million were outstanding at December 31, 2006 and 2007, respectively. See also "Derivative Instruments" in Note 5 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    FINANCING ARRANGEMENTS (Continued)

        Long-Term Debt—In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Beginning February 21, 2005, we may redeem the notes at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. To date, we have repurchased at a discount to par, $109.2 million principal amount of these notes. As a result of these repurchases we have recognized a gain on debt extinguishment totaling $3.1 million, of which, $2.2 million was recorded in 2005. As of December 31, 2006 and 2007, we had $140.7 million principal amount of the notes outstanding.

8.    STOCKHOLDERS' EQUITY

        Comprehensive Income—Comprehensive income includes net income, net unrealized gains and losses on effective foreign currency forward exchange contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and net unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets. See the consolidated statements of stockholder's equity for the impact of the components of comprehensive income (loss) to our net income.

        The following table summarizes the detail of each component of accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2005	2006	2007
Foreign currency translation adjustments	$(8,157)	$(3,984)	$37
Unrealized gain (loss) on available-
for-sale investments, net of tax	(798)	(92)	229
Unrealized gain (loss) on foreign
currency forward exchange contracts,
net of tax	(70)	17	90
Net unrealized pension loss(1)	—	(7)	(142)

Accumulated other comprehensive income (loss)	$(9,025)	$(4,066)	$214

(1)
See Note 10, "Employee Benefit Plans—Retirement Plans" for additional information.

        Common Stock Warrants—During 2001, we issued warrants to purchase 200,000 shares of our common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents. See Note 12, "Patent License Agreements" for further discussion. During 2005, 2006 and 2007, no warrants were granted. In May 2006, all 200,000 warrants were exercised for total proceeds of $6.3 million in cash.

        Stock Repurchase Programs—In January 2005, our board of directors authorized us to repurchase up to $50 million of our common stock in the open market or in privately negotiated transactions. We executed stock repurchases under this program until the full $50 million was repurchased at the end of May 2005. As a result of this program, we repurchased 1.9 million shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

        On July 28, 2006, our board of directors authorized us to repurchase up to $150 million of our common stock under a second repurchase program. Total purchases through the end of August 31, 2006 were $100.7 million or 2.6 million shares and no additional repurchases were made under this 2006 approved program. This repurchase program was terminated in April 2007.

        On April 23, 2007, our board of directors authorized us to repurchase up to $300 million of our common stock under a third repurchase program. As of December 31, 2007, we had fully executed this program and repurchased $300 million or 7.5 million shares under this 2007 approved program.

        Total purchases under all repurchase programs were $450.7 million or 12.0 million shares.

        Stock Award Plans—We have the following equity incentive plans or incentive programs that include equity based awards:

        2005 Equity Incentive Plan (the "Incentive Plan")—We grant stock options and stock units from our Incentive Plan, which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to our employees, non-employee directors and consultants. Stock Options issued under the Incentive Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. Stock unit awards issued under the Incentive Plan generally vest one to four years from the date granted.

        At our annual meeting of stockholders held on May 17, 2007, our stockholders approved the amendment and restatement of our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance from a total of 1,000,000 shares to a total of 2,000,000 shares and to also expand the type and nature of the awards available for grant under the Incentive Plan to include cash awards that qualify as "performance-based compensation". Awards and options to purchase 611,349 shares are outstanding and 1,344,530 shares remain available for grant under this plan as of December 31, 2007.

        1996 Stock Option Plan (the "1996 Plan")—The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants. The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the approval of the 2005 Plan. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan. Of these shares, options to purchase 1,256,617 shares are outstanding as of December 31, 2007.

        2000 Equity Incentive Plan (the "2000 Plan")—In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who were neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant. Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant. The 2000 Plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000. The plan was terminated in May 2005 with the approval of the 2005 Plan. Of these shares, options to purchase 986,585 shares are outstanding as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

        ACX 1993 Stock Option Plan (the "ACX Plan")—We assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001. Outstanding options may be exercised solely for shares of our common stock, according to the conversion ratio established in the terms of the acquisition. The outstanding ACX options were converted to options to purchase 336,109 of our shares at exercise prices ranging from $2.08 to $38.71 per share. The ACX Plan provided for the grant of incentive and non-statutory options to purchase shares of common stock to employees, directors and consultants at exercise prices not less than 100% of the fair market value of common stock on the dates the options were granted. Options issued under the ACX Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. No further options will be issued under the ACX Plan. As of December 31, 2007, no options to purchase shares are outstanding under the ACX Plan.

        In 1996, we adopted the 1996 Director Option Plan (the "Director Option Plan") whereby 200,000 shares were reserved for option grants to our directors. There were 80,000 options issued under the Director Option Plan in 1997. The Director Option Plan was terminated in October 1997 and none of these options to purchase remain outstanding as of December 31, 2007.

Stock Options

        A summary of the stock option activity under all equity incentive plans and incentive programs is as follows (in thousands, except per share data):

		Options Outstanding
	Stock Options Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at January 1, 2005	852	7,462	$31.62
Reserved for 2005 Plan	1,000	—
Granted	(732)	732	29.90
Exercised	—	(928)	24.27
Cancelled	342	(131)	30.97
Expired	(799)	(211)	40.67

Balance at December 31, 2005	663	6,924	32.15
Granted	(331)	313	44.94
Exercised	—	(3,509)	30.91
Cancelled	270	(213)	30.90
Expired	(258)	(57)	48.73

Balance at December 31, 2006	344	3,458	34.38
Increase in Shares	1,000	—	—
Granted	(185)	170	39.87
Exercised	—	(519)	27.26
Cancelled	270	(195)	40.22
Expired	(84)	(75)	46.45

Balance at December 31, 2007	1,345	2,839	$35.28

Exercisable at December 31, 2007		2,414	$34.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information as of December 31, 2007 concerning currently outstanding and exercisable options:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/06 (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable As of 12/31/07 (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$12.75 - $15.73	1	0.67	$12.75	$26	1	$12.75	$26
$16.32 - $19.98	87	4.43	18.79	1,752	87	18.79	1,752
$20.00 - $25.76	283	3.70	23.52	4,361	282	23.51	4,348
$25.97 - $31.66	503	5.48	28.72	5,136	440	28.82	4,448
$31.69 - $39.81	1,336	4.98	36.22	3,621	1,125	36.37	2,880
$39.85 - $48.64	425	6.17	44.18	—	305	44.69	—
$48.73 - $59.00	204	4.57	50.24	—	174	50.50	—

$12.75 - $59.00	2,839	5.07	$35.28	$14,896	$2,414	$34.91	$13,454

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on a per share price of $38.93, the closing price of our common stock on December 31, 2007 as reported by The NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of December 31, 2007 was 1.8 million.

        The total intrinsic value of options exercised was $10.2 million, $62.0 million and $7.5 million during the years ended December 2005, 2006 and 2007, respectively.

        The total cash received from employees as a result of employee stock exercises for the years ended December 31, 2006 and 2007 was approximately $108.4 million and $14.1 million, respectively. In connection with these exercises, the tax benefits recognized by us for the years ended December 31, 2006 and 2007 was $20.2 million and $1.7 million, respectively.

        We settle employee stock option exercises with newly issued shares of our common stock.

Stock Units

        In January 2006, our board of directors approved the use of annual stock unit awards for non-employee directors pursuant to our 2005 Plan in lieu of quarterly stock options grants. The number of shares subject to each stock unit award is determined by dividing $100,000 by the closing price per share of our common stock as of the date of grant. Each stock unit award shall generally vest 100% after one year from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

        A summary of the change in stock unit awards outstanding during the year ended December 31, 2007 is as follows (in thousands, except life data):

	Shares (in thousands)	Weighted Average Remaining Contractual Life(1)	Aggregate Intrinsic Value as of December 31, 2007 (in thousands)
Beginning Outstanding	18
Awarded	15
Vested	(18)
Forfeited	—

Ending Outstanding	15	0.04	$601

Ending Exercisable	—	—	—

(1)
Weighted Average Remaining Recognition Period—0.04 years

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $38.93 as of December 31, 2007.

Restricted Stock Unit Awards

        On April 16, 2007, the compensation committee of our board of directors adopted the Long-Term Incentive Bonus Plan ("LTIP") for 2007. Per the provisions of the plan, any bonuses accrued for performance in 2007 will be paid 50% in cash and 50% in the form of restricted stock unit awards under our Incentive Plan. The number of shares subject to the target restricted stock unit awards for 2007 will be determined by dividing the cash value of the award by $44.57, the closing price of our common stock as reported on the Nasdaq Global Select Market on April 16, 2007, the grant date.

        These restricted stock unit awards represent a form of stock-based award in which the number of shares received by our key employees and executive officers ultimately depends on whether certain financial and performance criteria as set forth in our 2007 LTIP are met. These restricted stock units will be issued upon achievement of these performance criteria and that determination will be made during the first quarter of 2008. The purpose of these awards is to attract and retain key employees and executive officers and to provide an incentive to achieve certain financial and individual corporate objectives by our key employees and executive officers. The restricted stock unit award portion of the 2007 LTIP will vest in three equal annual installments beginning January 1, 2009 after it is determined that the required service and performance conditions have been achieved for 2007.

Employee Stock Purchase Plan

        1996 Employee Stock Purchase Plan (the "ESPP")—Our ESPP is intended to qualify for favorable income tax treatment associated with rights granted under an employee stock purchase plan which qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period. Our ESPP was amended in 2005. The amendment: a) changed the duration of offering periods under the plan from two years to six months, b) reduced the discount of the market price used to determine the purchase price for shares of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

common stock under the plan from 15% to 5%, and c) eliminated the "lookback" feature that allowed the purchase price to be determined as of the beginning of an offering period, or enrollment date, if the market price as of the enrollment date was lower than the market price at the end of the offering period. As a result of the amendment the plan became non-compensatory.

        On February 7, 2006, our board of directors amended our ESPP to extend the expiration date of the plan until July 31, 2016. In addition, on May 18, 2006, our stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

        The number of shares issuable under the ESPP as of December 31, 2007 was 337,767, and 1,162,233 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by SFAS No. 123R, no stock-based compensation expense is recorded for our ESPP.

        The total cash received from employees as a result of ESPP shares issued during the year ended December 31, 2006 and 2007 was approximately $1.3 million and $1.1 million, respectively.

Stock-Based Compensation Valuation Assumptions

        The following weighted average assumptions were used for grants issued in the years ended December 31, 2005 under the SFAS No. 123 requirements and in the years ended December 31, 2006 and 2007 under the SFAS No. 123R requirements:

	Years ended December 31,
	2005	2006	2007
Dividend yield	None	None	None
Volatility rate:
Options	74%	56%	52%
ESPP	75%	N/A	N/A
Risk free interest rate:
Options	3.97%	4.75%	4.33%
ESPP	3.33%	N/A	N/A
Expected life:
Options	4.19 years	3.15 years	3.11 years
ESPP	.5 years	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

Pro forma for 2005 under SFAS No. 123

        The following table compares the earnings per share that we reported to the pro forma amounts that we would have reported had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 for the year ended December 31, 2005 (in thousands, except per share amounts):

Net income, as reported	$46,552
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,013
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(22,911)

Pro forma net income	$24,654

Earnings per share:
Basic—as reported	$1.29

Basic—pro forma	$0.68

Diluted—as reported	$1.27

Diluted—pro forma	$0.67

        In February 2005, our board of directors approved the acceleration of the vesting of stock options that had exercise prices of $30.50 per share or higher held by employees. This acceleration of stock options excluded directors, executive officers and certain vice presidents. The purpose of this acceleration of vesting was to enable us to eliminate the recognition in our statement of operations of the compensation expense associated with these "out of the money" stock options in future periods, upon our adoption of SFAS No. 123R on January 1, 2006. The acceleration of vesting of these stock options in the year ended December 31, 2005 contributed approximately $10.4 million of pro forma stock-based compensation expense.

Share-Based Compensation Expense

        The components of share-based compensation expense for employees, non-employee directors and non-employees for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	2005	2006	2007
Stock Options—employees	$4	$11,841(1)(2)	$4,027(2)
Stock Options—non-employees or change in status	1,015	723	138
Restricted stock unit awards—employees	—	—	758
Restricted stock units—non-employee directors	—	671	719

Total Share-Based Compensation	$1,019	$13,235	$5,642

(1)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    STOCKHOLDERS' EQUITY (Continued)

  charge in 2006 as the charge was not material to 2006 or any prior periods. In connection with this $4.2 million of stock-based compensation expense, we recorded a $1.2 million tax benefit.

(2)
Amounts reflect share-based compensation expense per the provisions of SFAS No. 123R.

        The weighted average per share fair value of the options granted was $17.39, $18.85, and $15.43 during the years ended December 2005, 2006 and 2007, respectively.

        As of December 31, 2007, the unamortized compensation expense related to outstanding unvested options and restricted stock unit awards was approximately $5.8 million and $2.3 million, respectively with a weighted average remaining vesting period of 2.02 years and 3.0 years, respectively. We expect to amortize these expenses over the remaining vesting periods of these stock options and restricted stock unit awards.

9.    INCOME TAXES

        The breakdown of U.S. and foreign income before income tax provision and minority interest and the components of the provision for income taxes on continuing operations on U.S. and foreign pre-tax income are summarized as follows (in thousands):

	Years ended December 31,
	2005	2006	2007
U.S. pre-tax income	$43,002	$137,961	$121,116
Foreign pre-tax income	2,786	731	8,736

Total	$45,788	$138,692	$129,852

Current income taxes:
Federal	$1,576	$24,541	$34,572
State	(11)	665	581
Foreign	1,032	3,813	6,469

Total	2,597	29,019	41,622

Deferred income taxes:
Federal	328	15,641	4,560
State	(2,338)	964	889
Foreign	(325)	513	(2,658)

Total	(2,335)	17,118	2,791

Income tax provision	$262	$46,137	$44,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    INCOME TAXES (Continued)

        The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate (35%) to income before income tax expense. The items causing this difference for each period are as follows (in thousands):

	Years ended December 31,
	2005	2006	2007
Provision at statutory rate	$16,026	$48,542	$45,448
Foreign provision in excess of (less than)
federal statutory rate	(1,443)	3,739	3,501
State income taxes, net of federal benefit	(2,035)	1,629	1,536
Extraterritorial income exclusion benefit	(7,571)	(3,629)	—
U.S. manufacturing benefit	—	(897)	(2,441)
Federal tax credits	(3,896)	(3,500)	(4,048)
Change in cash surrender value of life insurance	(883)	(1,117)	(210)
Change in valuation allowance	293	910	303
Other	(229)	460	324

Provision at effective tax rate	$262	$46,137	$44,413

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2007
Deferred tax assets:
Reserves and accruals not currently deductible	$25,641	$30,887
Difference between book and tax basis of inventory	6,026	5,962
Tax carryforwards	21,223	7,795
Tax effect of foreign transactions	5,981	13,091
Foreign deferred tax assets	3,168	6,029

Total gross deferred tax assets	62,039	63,764
Valuation allowance	(343)	(646)

Net deferred tax assets	61,696	63,118

Deferred tax liabilities:
Difference between book and tax basis of property and equipment	(2,667)	(2,112)
Reserves and accruals not currently taxable	180	(114)

Total deferred tax liabilities	(2,487)	(2,226)

Net deferred tax assets	$59,209	$60,892

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. With regard to certain deferred tax assets related to our TCZ joint venture, we believe there is insufficient evidence to conclude that realization of the benefit is more likely than not, and therefore we have provided a full valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    INCOME TAXES (Continued)

allowance of $646,000 against these assets. With regard to all other deferred tax assets, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit, and therefore no valuation allowance has been provided for these assets.

        At December 31, 2007, we had state tax credit carryforwards of $13.2 million, which may be carried forward indefinitely. At December 31, 2007, we had foreign net operating loss ("NOL") carryforwards of $10.6 million which may be carried forward indefinitely. The $10.6 million NOL carryforwards were originated in Singapore where we obtained Pioneer Status for a tax holiday. The tax holiday is awarded by Singapore's Minister for Trade and Industry to promote capital investment in certain qualified high-technology businesses. The holiday is effective for a six year period starting January 1, 2007, and provides exemption from corporate income tax on 100% of eligible income. Accordingly, we have not included any benefit from the NOL carryforwards in our tax provision.

        We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

        As of the date of adoption, our gross liability for income taxes associated with uncertain tax positions totaled $19.6 million, including interest and penalties. As a result of the implementation of FIN 48, we recognized an increase of $9.4 million to reserves for uncertain tax positions, of which $5.7 million was recorded to deferred tax assets, $3.4 million was recorded to long term income taxes receivable, $687,000 was recorded to tax expense and the remaining $358,000 was recorded as a cumulative effect adjustment to retained earnings. The FIN 48 liability is presented net of the related long term income taxes receivable and deferred tax asset balances on the accompanying consolidated balance sheet.

        A reconciliation of the amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007 is as follows (in thousands):

Balance at January 1, 2007	$19,584
Additions based on tax positions related to the current year	2,010
Additions for tax positions of prior years	1,635
Reductions for tax positions of prior years	(368)
Settlements/Expiration of statutes	—

Balance at December 31, 2007	$22,861

        Included in the balance of unrecognized tax benefits at December 31, 2007 is $12.6 million of tax benefits that, if recognized, would affect our effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007 is $10.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets and long term income taxes receivable. These amounts primarily consist of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    INCOME TAXES (Continued)

        We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2007 and prior, we recognized approximately $1.5 million in interest and penalties of which approximately $631,000 was booked through cumulative effect upon the adoption of FIN 48. As of December 31, 2007 and December 31, 2006, we had approximately $1.5 million and $631,000 of accrued interest and penalties related to uncertain tax positions, respectively.

        We are subject to taxation in the United States and in various states and foreign jurisdictions. We are currently under Internal Revenue Service ("IRS") audit for the 2003 through 2006 tax years. Though the estimated completion date of the audit is not known, it is possible that the audit will be completed within the next twelve months. In connection with this audit, the IRS has assessed, in 2003, certain adjustments to the amounts reflected by us on our return as a tax benefit for our export sales. We have not agreed to this assessment and expect to contest the assessment. If resolved in favor of the IRS, this assessment would require a material change to our income tax expense. However, we expect to prevail with our position and have determined that a change in our tax reserves is not appropriate at this time. In addition, we do not foresee material changes to the state or foreign uncertain tax positions within the next twelve months.

        Our tax years 2003 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2002 and forward are subject to examination by material foreign jurisdictions.

        We benefit from a tax holiday in Korea where we manufacture certain products. The tax holiday is awarded by Korea's Ministry of Finance and Economy to promote capital investment in certain qualified high-technology businesses. The holiday is effective for a 10-year period, from 2003 through 2012, and provides exemption from corporate income tax of 100% of eligible income through 2009 and 50% of eligible income from 2010 through 2012. Since inception, the tax holiday has produced tax benefits to us totaling $4.6 million.

        It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance, with the exception of our TCZ joint venture. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $68.3 million of undistributed earnings from non-U.S. operations as of December 31, 2007. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

10.    EMPLOYEE BENEFIT PLANS

        Employee Savings Plan—We have a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to certain annual IRS limits. The plan is available to substantially all full-time U.S. employees and, per the terms of the plan, we are allowed to make a matching contribution of up to 5% of each participating employee's compensation, not to exceed $5,000 per year. Under the plan, we contributed $2.4 million, $3.0 million and $2.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Executive Deferred Compensation Plan—We have an executive deferred compensation plan for certain management level employees in which the employee may elect to defer receipt of current compensation from us in order to provide retirement and other benefits on behalf of such employee. This plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. The plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    EMPLOYEE BENEFIT PLANS (Continued)

owned life insurance to support the plan. The cash surrender value of the company owned life insurance policies totaled $2.5 and $3.1 million as of December 31, 2006 and 2007, respectively and is included in other assets in the consolidated balance sheets. Our liability for the deferred compensation plan totaled $4.5 million and $5.0 million as of December 31, 2006 and 2007, respectively, and is included in other liabilities in the consolidated balance sheets. Compensation expense under the plan totaled $222,000, $628,000 and $196,000 for the years ended December 31, 2005, 2006 and 2007.

        Executive Option and Group Health Coverage Extension Program—We have an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements. This program is designed to provide extended benefits to eligible executives who retire and cease to serve us on a full-time basis. Under the terms of the program, the executive acts as our consultant for a term of four years and in return for these services, the executive continues to vest in his or her eligible stock options after the retirement separation date. The program also provides the former executive with specified health insurance continuation benefits until they reach the age of 65. One former executive participated in this program in 2006 and 2007 and participates in the health insurance continuation benefits of the program.

        Retirement Plans—Two of our subsidiary offices, Cymer Japan ("CJI") and Cymer Korea ("CKI"), have retirement allowances and pension plans covering a substantial portion of their employees. Benefits under these plans are based upon years of service and compensation levels. The CJI pension plans consist of a Retirement Allowance and Pension Plan for all Cymer Japan employees, as well as a retirement allowance for Japanese directors ("directors' plan"). Amounts associated with the directors' plan are immaterial and thus not included in any of the tables or discussions below. CKI has a government mandated Retirement Allowance and Pension Plan for all Cymer Korea employees.

        The expenses for the pension plans are recorded pursuant to the accounting requirements under Statements of Financial Standards No. 87, 88, 132(R), and 158. We use November 30 as the measurement date for our pension plans.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position. This provision will be effective for us for the fiscal year ending December 31, 2008. SFAS No. 158 provides two approaches for an employer to transition to a fiscal year-end measurement date. We plan to utilize the second approach which allows an employer to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    EMPLOYEE BENEFIT PLANS (Continued)

        The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the pension plans at December 31, 2006 and 2007 are as follows (in thousands):

	Years ended December 31,
	2006	2007
Change in Benefit Obligation
Projected benefit obligation at end of prior year	$2,458	$2,511
Change in accounting method	(5)	—
Service cost	456	534
Interest cost	70	77
Benefits paid	(370)	(340)
Actuarial (gain) / loss	(80)	211
Effect of foreign currency	(18)	56

Projected benefit obligation at end of year	$2,511	$3,049

Change in Plan Assets
Fair value of assets at beginning of year	$610	$655
Expected return on plan assets	25	26
Actuarial gains / (losses) on plan assets	(5)	(1)
Company contributions	169	327
Benefits paid	(144)	(112)
Effect of foreign currency	—	(2)

Fair value of assets at end of year	$655	$893

Funded status at end of year	$1,856	$2,156

Unrecognized actuarial losses (before taxes)	$7	$203

        The CJI pension plan is an unfunded plan and includes no plan assets. CKI has an established life insurance trust fund to maintain the pension plan assets. The life insurance fund is a guaranteed investment product and is heavily regulated by the Korean government.

        SFAS No. 158 requires employers to recognize the funded status of a benefit plan, measured as the difference between the plan assets at fair value and the projected benefit obligation, in their balance sheet. Therefore, we have recorded the funded status of the pension plans in the table above in other liabilities (non-current). The recognition of the funded status on the balance sheet requires employers to recognize actuarial gains and losses as a component of other comprehensive income. We recorded the unrecognized actuarial gains and losses included in our pension plans in other comprehensive income (loss). The total amount recorded in accumulated other comprehensive income (loss) after taxes was an unrecognized actuarial loss of $7,000 and $142,000 for the year ended December 31, 2006 and 2007, respectively. We expect to recognize $33,000 of the amount recorded in other comprehensive income (loss) as of December 31, 2007 as a component of net periodic benefit cost in 2008. There were no unrecognized transition costs or unrecognized prior service costs for either of the years ended December 31, 2006 or December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    EMPLOYEE BENEFIT PLANS (Continued)

        Net period costs consisted of the following (in thousands):

	Years ended December 31,
	2005	2006	2007
Service cost	$216	$456	$534
Interest cost	14	70	77
Expected return on plan asset	—	(25)	(26)
Change in accounting method	—	(5)	—

Net periodic pension cost	$230	$496	$585

        The accumulated benefit obligation for our pension plans was as follows (in thousands):

	Years ended December 31,
	2006	2007
Accumulated benefit obligation	$1,842	$2,210

        The weighted average assumptions used in computing the projected benefit obligation and net periodic pension costs are as follows for the years presented:

	Years ended December 31,
	2005	2006	2007
Discount rate	1.50%	3.36%	3.34%
Rate of compensaton increase	4.00%	4.61%	4.88%
Expected return on plan assets	0.00%	4.60%	4.60%

        The mortality rates for the CJI pension plan for both the years ended December 31, 2006 and 2007 were as announced by the Japanese Ministry of Health and Welfare on October 2004 for use in funding valuation of the Employees Pension Fund. The mortality rates for the CKI pension plan were based upon data announced by the Korea Insurance Development Institute as required by Korean regulations for pension plans with less than 300 employees. To develop the expected long-term rate of return on plan assets assumption for our CKI pension plan, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. We then weighted the expected return for each asset class based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption in the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    EMPLOYEE BENEFIT PLANS (Continued)

        Estimated future benefit payments expected under our pension plans from 2008 through 2012, and thereafter are as follows (in thousands):

2008	$298
2009	273
2010	375
2011	329
2012	363
Thereafter	2,315

Total	$3,953

        We expect to make contributions of $123,000 to the CKI pension plan in 2008.

11.    CONTINGENCIES AND COMMITMENTS

        Leases—We lease certain facilities under non-cancelable operating leases. The lease terms on these facilities are through April 2012 and provide for certain rent abatements and minimum annual increases and options to extend the terms. In addition, we have a land lease in Korea with a lease term through December 2020. This land lease is exempt from lease payments because the building meets certain investment and operational criteria of the Korean government. From time to time we lease certain equipment and vehicles under either capital or operating leases. We had no capital lease agreements as of December 31, 2007.

        Rent expense under operating leases net of sublease rental income is recognized on a straight-line basis over the life of the related lease. For the years ended December 31 2005 and 2006, rent expense totaled approximately $679,000 and $334,000. For the year ended December 31, 2007 sublease rental income exceeded rent expense by $1,000 for the year. Rent expense for 2005 includes $384,000 in costs recorded for lease losses associated with our subleasing activities for the Charlestown facility which expired in October 2007. Sublease rental income totaled approximately $4.0 million, $4.7 million and $4.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Total future minimum lease commitments under operating leases, net of non-cancelable subleases are as follows (in thousands):

Years ending December 31,	Operating Lease Payments	Sublease Rental Income	Operating Leases, net
2008	$4,580	$(3,628)	$952
2009	3,961	(2,305)	1,656
2010	466	—	466
2011	253	—	253
2012	82	—	82

Total	$9,342	$(5,933)	$3,409

        Contingencies—We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    CONTINGENCIES AND COMMITMENTS (Continued)

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

12.    PATENT LICENSE AGREEMENTS

        In May 2001, we acquired certain patents for use in our deep ultraviolet ("DUV") light source applications. The total consideration for this transaction was $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were fully exercised in 2006. The total value of these patents are being amortized over eight years which represents the remaining useful life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are used in products which are currently being shipped to customers.

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

        Per the terms of the May 2001 and November 2003 patent license agreements relating to the above, we are required to pay a minimum $200,000 royalty annually in the event that we do not ship a certain number of production tools to third parties which contain the intellectual property that we in-licensed under these agreements. This royalty provision which applies to both agreements became effective on January 1, 2006. Although this royalty was not triggered in 2006 or 2007 for the DUV light source applications that we shipped, it was triggered for the EUV field of use since we did not ship any EUV systems to third parties in either year. The $200,000 in royalty fees that we incurred in 2006 and 2007 associated with this agreement is included in research and development expenses on the accompanying statements of operations.

        In November 2005, we purchased certain patents for use in our DUV light source applications in mask based lithography for a total of $2.5 million in cash. The total value of these patents are being amortized over a period of 14.65 years which represents the average remaining useful life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of operations since they are mainly being used in products which are currently being shipped to customers.

        In June 2006, we acquired certain patent license rights valued at $8.2 million for use in our continuing research and development efforts related to EUV. The total value of these patent license rights are being amortized over a period of 16.29 years which represents the average remaining useful life of all of the patents purchased under this amendment. These amounts have been capitalized as we expect to use the technology in future research and development projects and the amortization of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    PATENT LICENSE AGREEMENTS (Continued)

patents is included in research and development expenses on the accompanying statement of operations since the field of use involves applications which are still in the research and development stages.

        See Note 6, "Goodwill and Intangible Assets" for further information.

13.    RELATED PARTY TRANSACTIONS

        Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH ("Zeiss")—As a result of the formation of our TCZ joint venture in 2005 and under the terms of the joint venture agreement which was amended and restated in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to them. Associated with these transactions, we recorded revenue of $400,000, $7.4 million and $3.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2006 and 2007, we had accounts receivable balances of $834,000 and $1.1 million, respectively, and accounts payable balances of $4.9 million and $4.4 million, respectively, all of which were associated with these related party transactions with Zeiss.

14.    SEGMENT AND GEOGRAPHIC INFORMATION

        Our primary business is to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors, and currently consists of one segment under the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This operating segment is referred to as Cymer in the tables below. Concentrations in revenue from our geographic and major customers are disclosed in Note 1, "Summary of Significant Accounting Policies—Concentrations & Related Uncertainties".

        As discussed in Note 2, we entered into a joint venture agreement in July 2005 with Zeiss and formed TCZ. TCZ is currently developing a process tool for use in the manufacture of flat panel displays. TCZ is owned 60% by us and 40% by Zeiss and we consolidate the financial position and results of operations of TCZ into our consolidated financial statements. Although the assets and results of operations of the TCZ business do not exceed established quantitative thresholds included in SFAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

No. 131 for the years ended December 31, 2005, 2006 and 2007, we have provided the following segment information for Cymer and TCZ in the table below (in thousands):

	Year ended December 31, 2005(1)
	Cymer	TCZ	Total
Revenue	$383,648	$—	$383,648

Net Income (Loss)	$48,574	$(2,022)	$46,552

Total Assets	$761,859	$29,517	$791,376

	Year ended December 31, 2006(1)
	Cymer	TCZ	Total
Revenue	$543,855	$—	$543,855

Net Income (Loss)	$100,094	$(4,446)	$95,648

Total Assets	$926,999	$22,095	$949,094

	Year ended December 31, 2007(1)
	Cymer	TCZ	Total
Revenue	$521,696	$—	$521,696

Net Income (Loss)	$92,531	$(4,169)	$88,362

Total Assets	$777,823	$16,329	$794,152

    (1)
    TCZ net loss is presented net of intercompany eliminations and minority interest. TCZ total assets are presented net of intercompany eliminations

Geographic Information

        On September 12, 2006, we amended the joint venture agreement with Zeiss to move the location of TCZ from Switzerland to Singapore. As a result, the geographic information table below reflects that the majority of TCZ's assets were located in Europe in 2005 and in Asia in 2006 and 2007. Sales to unaffiliated customers, long-lived assets, all other identifiable assets and total identifiable assets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

classified by operations located in the U.S., Japan, Korea, Taiwan, Singapore, the People's Republic of China, the Netherlands, and Switzerland are as follows (in thousands):

	Year ended December 31, 2005
	U.S.	Japan	Korea	Other Asia (Taiwan, Singapore and China)	Europe (the Netherlands and Switzerland)	Consolidated
Sales to unaffiliated customers(1)	$180,804	$118,563	$22,903	$40,709	$20,669	$383,648

Long lived assets(2)(3)	$108,892	$2,231	$3,930	$1,199	$999	$117,251
All other identifiable assets(3)	528,969	49,644	29,927	24,711	40,874	674,125

Total identifiable assets(3)	$637,861	$51,875	$33,857	$25,910	$41,873	$791,376

	Year ended December 31, 2006
	U.S.	Japan	Korea	Other Asia (Taiwan, Singapore and China)	Europe (the Netherlands and Switzerland)	Consolidated
Sales to unaffiliated customers(1)	$292,481	$119,969	$49,293	$56,043	$26,069	$543,855

Long lived assets(2)(3)	$103,076	$1,292	$4,867	$2,138	$701	$112,074
All other identifiable assets(3)	680,511	44,569	55,381	40,555	16,004	837,020

Total identifiable assets(3)	$783,587	$45,861	$60,248	$42,693	$16,705	$949,094

	Year ended December 31, 2007
	U.S.	Japan	Korea	Other Asia (Taiwan, Singapore and China)	Europe (the Netherlands and Switzerland)	Consolidated
Sales to unaffiliated customers(1)	$244,286	$120,403	$63,093	$64,067	$29,847	$521,696

Long lived assets(2)(3)	$104,451	$1,007	$4,367	$6,248	$652	$116,725
All other identifiable assets(3)	496,340	56,902	60,399	41,036	22,750	677,427

Total identifiable assets(3)	$600,791	$57,909	$64,766	$47,284	$23,402	$794,152

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

(3)
In September 2006, we amended the joint venture agreement with Zeiss to move the location of TCZ from Switzerland to Singapore. As a result, the geographic information tables above reflect that the majority of TCZ's assets were located in Europe in 2005 and in Asia in 2006 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The table below includes quarterly data (in thousands, except per share data):

	Year ended December 31, 2006
	1st	2nd	3rd	4th(2)
Revenues	$127,117	$135,379	$143,918	$137,441
Operating income	$24,273	$29,023	$34,979	$30,856
Net income	$20,603	$22,602	$27,032	$25,411
Basic earnings per share(1)	$0.55	$0.58	$0.71	$0.68
Diluted earnings per share(1)	$0.52	$0.55	$0.68	$0.65

	Year ended December 31, 2007
	1st	2nd	3rd	4th
Revenues	$126,714	$122,935	$132,125	$139,922
Operating income	$26,567	$30,615	$28,080	$29,200
Net income	$20,321	$24,934	$21,670	$21,437
Basic earnings per share(1)	$0.55	$0.71	$0.69	$0.71
Diluted earnings per share(1)	$0.52	$0.67	$0.65	$0.67

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

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2006 and 2007

(in thousands)

	Balance at Beginning of Year	Additions (net)(1)	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
Accounts and Notes
Year ended December 31, 2005	$620	$136	$—	$756
Year ended December 31, 2006	$756	$205	$(18)	$943
Year ended December 31, 2007	$943	$(323)	$(31)	$589

(1)
Includes reversal of allowance amounts as appropriate.

See accompanying report of independent registered public accounting firm.

S-1

QuickLinks

CYMER, INC. 2007 Annual Report on Form 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
CYMER, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
CYMER, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands)
CYMER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CYMER, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2005, 2006 and 2007 (in thousands)