Form 10-Q
period 2008-03-31
CYMER INC
filed 2008-05-06
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

(858) 385-7300
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The total number of shares of Common Stock, with $0.001 par value, outstanding on May 2, 2008 was 30,351,118.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

INDEX

ITEM 1.    Financial Statements

CYMER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 31, 2007	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,707	$238,584
Short-term investments	22,355	84,648
Accounts receivable—net	91,875	73,820
Accounts receivable—related party	1,112	2,800
Foreign currency forward exchange contracts	2	—
Inventories	129,757	153,129
Deferred income taxes	42,147	42,770
Prepaid expenses and other assets	8,928	12,166

Total current assets	601,883	607,917
PROPERTY AND EQUIPMENT—NET	116,725	121,164
LONG-TERM INVESTMENTS	29,443	22,382
DEFERRED INCOME TAXES	19,272	19,338
GOODWILL	8,833	8,833
INTANGIBLE ASSETS—NET	12,951	12,188
OTHER ASSETS	5,045	3,650

TOTAL ASSETS	$794,152	$795,472

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,980	$27,972
Accounts payable—related party	4,428	2,670
Accrued warranty and installation	24,832	26,334
Accrued payroll and benefits	24,406	19,674
Accrued patents, royalties and other fees	3,303	4,269
Convertible subordinated notes	—	140,722
Income taxes payable	13,468	7,265
Deferred revenue	4,974	7,714
Foreign currency forward exchange contracts	170	1,840
Other current liabilities	3,917	2,285

Total current liabilities	103,478	240,745
CONVERTIBLE SUBORDINATED NOTES	140,722	—
INCOME TAXES PAYABLE	17,755	17,272
DEFERRED REVENUE	5,562	4,100
OTHER LIABILITIES	17,401	15,842

Total liabilities	284,918	277,959

MINORITY INTEREST	5,711	4,929

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock—$.001 par value per share; 100,000,000 shares authorized; 42,339,000 and 42,381,000 shares outstanding at December 31, 2007 and March 31, 2008, respectively	42	42
Additional paid-in capital	579,711	581,793
Treasury stock at cost—12,049,000 common shares at December 31, 2007 and March 31, 2008	(450,704)	(450,704)
Accumulated other comprehensive income (loss)	214	(5,699)
Retained earnings	374,260	387,152

Total stockholders' equity	503,523	512,584

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$794,152	$795,472

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2007	2008
REVENUES:
Product sales	$126,159	$122,878
Product sales—related party	466	921
Other	89	153

Total revenues	126,714	123,952

COSTS AND EXPENSES:
Cost of product sales	65,066	64,056
Research and development	19,302	22,765
Sales and marketing	6,969	6,834
General and administrative	8,810	10,563

Total costs and expenses	100,147	104,218

OPERATING INCOME	26,567	19,734

OTHER INCOME (EXPENSE):
Foreign currency exchange gain	427	1,709
Write-down of investments	—	(3,806)
Interest and other income	6,417	3,347
Interest and other expense	(1,579)	(1,760)

Total other income (expense)—net	5,265	(510)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	31,832	19,224
INCOME TAX PROVISION	12,227	7,113
MINORITY INTEREST	716	781

NET INCOME	$20,321	$12,892

EARNINGS PER SHARE:
Basic earnings per share	$0.55	$0.43

Weighted average common shares outstanding	37,269	30,315

Diluted earnings per share	$0.52	$0.41

Weighted average common and dilutive potential common shares outstanding	40,617	33,240

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the three months ended March 31,
	2007	2008
OPERATING ACTIVITIES:
Net income	$20,321	$12,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,364	6,727
Non-cash stock-based compensation	1,356	1,565
Minority interest	(716)	(781)
Provision for deferred income taxes	8,089	(689)
Loss on disposal and impairment of property and equipment	5	—
Write-down of investments	—	3,806
Change in assets and liabilities:
Accounts receivable—net	2,775	18,055
Accounts receivable—related party	(878)	(1,688)
Foreign currency forward exchange contracts	606	881
Inventories	(7,871)	(23,372)
Prepaid expenses and other assets	(762)	(2,038)
Accounts payable	3,763	3,992
Accounts payable—related party	(646)	(1,758)
Accrued expenses and other liabilities	(4,889)	(5,455)
Deferred revenue	237	1,278
Income taxes payable	(610)	(6,549)

Net cash provided by operating activities	27,144	6,866

INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,114)	(10,208)
Purchases of investments	(38,834)	(70,080)
Proceeds from sold or matured investments	39,974	11,523

Net cash used in investing activities	(2,974)	(68,765)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,254	577
Tax windfall/shortfall from stock option exercises	313	(60)

Net cash provided by financing activities	1,567	517

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	(5,741)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,712	(67,123)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	302,098	305,707

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$327,810	$238,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,551	$2,659

Income taxes paid, net	$4,202	$14,896

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008

(Unaudited)

1. BASIS OF PRESENTATION

        Unaudited Interim Financial Statements—The accompanying condensed consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned subsidiaries and majority-owned joint venture, TCZ, Pte. Ltd. ("TCZ") (collectively, "Cymer"), without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements at that date; however it does not include all disclosures required by accounting principles generally accepted in the United States.

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending December 31, 2008.

        Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of Cymer, Inc. and the accounts of our wholly-owned subsidiaries. We also consolidate the financial position and results of operations of TCZ and reflect the minority interest in the joint venture in our condensed consolidated financial statements. Earnings or losses of TCZ are distributed in accordance with the respective percentage interests of the joint owners. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Accounting Pronouncements Adopted

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No.157 does not require any new fair value measurements. However, for some entities, the application of this Statement changes current practice. This Statement became effective for us on January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities. Although SFAS No. 157 increases the level of disclosures required for us for certain of our financial assets and liabilities, it did not have a material impact on our unaudited condensed consolidated financial statements. See Note 10, "Fair Value Measurements" for our SFAS No. 157 disclosures for the three months ended March 31, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This Statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This Statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement became effective for us on January 1, 2008. Based upon our analysis and implementation of SFAS No. 159 as it relates to our balance sheet accounts, we did not elect the fair value option permitted in SFAS No. 159 for any of our eligible financial assets or liabilities. Therefore, SFAS No. 159 did not have any impact on our unaudited condensed consolidated financial statements.

2. STOCK-BASED COMPENSATION

        We grant equity awards from our 2005 Equity Incentive Plan (the "Incentive Plan"), which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to our employees, non-employee directors and consultants. Stock options issued under the Incentive Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. Stock unit awards issued under the Incentive Plan generally vest one to four years from the date granted.

        2007 Long-Term Incentive Plan—In April 2007, the compensation committee of our board of directors adopted the Long-Term Incentive Bonus Plan ("2007 LTIP") for 2007. Per the provisions of the 2007 LTIP, any bonuses accrued for performance in 2007 are paid 50% in cash and 50% in the form of restricted stock unit awards and both are ultimately earned or awarded based on the achievement of certain financial and performance criteria as set forth in the 2007 LTIP. The number of shares subject to the target restricted stock unit awards for 2007 were determined by dividing the cash value of the award by $44.57, the closing price of our common stock as reported on the Nasdaq Global Select Market on April 16, 2007, the grant date.

        In March 2008, the compensation committee approved the 2007 LTIP payments based on the achievement of the performance conditions for 2007 and issued 66,000 restricted stock units from our Incentive Plan. The restricted stock units will vest in three equal annual installments beginning January 1, 2009.

        Long-Term Incentive Bonus Program—In October 2007, the compensation committee of our board of directors approved the Long Term Incentive Bonus Program ("LTIP") which became effective January 1, 2008 for our executive officers and certain key employees. Any potential equity based

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

2. STOCK-BASED COMPENSATION (Continued)

bonuses awarded under the LTIP are calculated based on a target dollar amount. This target amount is divided into two equity award components to be granted from our Incentive Plan: 50% of the target amount in time-based vesting stock options and 50% in performance-based restricted stock units ("PRSUs"). During the three months ended March 31, 2008, we granted stock options to purchase 434,000 shares under the LTIP and they will vest over our standard four-year schedule. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on the grant date only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period.

        We value the stock unit awards which are issued to our non-employee directors and key employees using an intrinsic calculation based on the price of our stock on the date that the stock unit award is granted. Compensation expense related to these stock unit awards is recognized straight line over the service period. For those stock unit awards that have performance-based conditions such as those granted under our long term incentive programs, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions under our programs. The fair value of stock-based options granted, less expected forfeitures, is recognized to expense over the requisite service period.

        Share-Based Compensation—The components of share-based compensation expense for employees, non-employee directors and non-employees for the three months ended March 31, 2007 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2007	2008
Stock options—employees and non-employee directors	$1,158	$912
Stock options—non-employees or change in status	23	(14)
Restricted stock unit awards—employees	—	153
Restricted stock units—non-employee directors	175	204
Performance restricted stock unit awards—employees	—	310

Total share-based compensation	$1,356	$1,565

        The tax windfall realized for share-based compensation for the three months ended March 31, 2007 totaled approximately $313,000. For the three months ended March 31, 2008, we realized a tax shortfall for share-based compensation of approximately $60,000.

3. EARNINGS PER SHARE

        Basic and diluted earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

3. EARNINGS PER SHARE (Continued)

period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the "if-converted" method, and common stock options, restricted stock units, and employee stock purchase plan ("ESPP") shares using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

        The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended March 31,
	2007	2008
NET INCOME:
Net income, as reported	$20,321	$12,892
Interest expense on convertible subordinated notes, net of taxes	822	841

Net earnings available to common shareholders, diluted	$21,143	$13,733

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	37,269	30,315
Effect of dilutive securities:
Options, stock units and ESPP	534	111
Assumed conversion of subordinated notes	2,814	2,814

Diluted weighted average common shares outstanding	40,617	33,240

Earnings per share:
Basic	$0.55	$0.43

Diluted	$0.52	$0.41

        For the three months ended March 31, 2007 and 2008, weighted average options to purchase shares of common stock totaling approximately 739,000 shares and 2.6 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Additionally, for the three months ended March 31, 2008, weighted average restricted stock units totaling approximately 267,600 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive. There were no anti-dilutive shares related to restricted stock units for the three month period ended March 31, 2007.

4. INVENTORIES

        Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

4. INVENTORIES (Continued)

        Inventories consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
INVENTORIES:
Raw materials	$43,238	$43,417
Work-in-progress	21,610	23,116
Finished goods	64,909	86,596

Total	$129,757	$153,129

5. REPORTING COMPREHENSIVE INCOME

        Comprehensive income includes net income, net unrealized gains and losses on effective foreign currency forward exchange contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and net unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying condensed consolidated balance sheets.

        Comprehensive income consisted of the following components (in thousands):

	Three months ended March 31,
	2007	2008
Net income	$20,321	$12,892
Foreign currency translation adjustments	(27)	(5,747)
Unrealized gains on available-for-sale investments, net of tax	159	298
Net unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	6	(469)
Net unrealized pension gains	—	5

Comprehensive income	$20,459	$6,979

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2007	March 31, 2008
Foreign currency translation adjustments	$37	$(5,710)
Unrealized gains on available-for-sale investments, net of tax	229	527
Net unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	90	(379)
Net unrealized pension gains (losses)	(142)	(137)

Accumulated other comprehensive income (loss)	$214	$(5,699)

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

6. INCOME TAXES

        As of March 31, 2008, the balance of our net FASB Interpretation No. 48 ("FIN 48") liability was $17.3 million. The balance at March 31, 2008 was $483,000 lower than the balance at December 31, 2007 due primarily to a decrease in reserves previously recorded and the effect of foreign currency translation, offset by additional interest accrued for the three months ended March 31, 2008. We filed a Request for Automatic Accounting Method Change with the Internal Revenue Service ("IRS") to correct our position with regard to inventory capitalization for tax purposes, a book/tax temporary difference. We had previously determined that our position with regard to the capitalization of several items of expense into inventory for tax purposes was erroneous and we had recorded a FIN 48 reserve for the position. As the change request is automatic, we are granted audit protection and we have reduced our previously recorded interest expense to reflect the inability of the IRS to assess this item.

        We are currently under an IRS audit for the 2003 through 2006 tax years. Though the estimated completion date of the audit is not known, it is unlikely that the audit will be completed or that the progress of the audit will cause us to reassess our tax reserves for these years within the next twelve months. The completion of this audit could require a material change to our gross unrecognized tax benefits. However, based on the status of this audit and the protocol for finalizing such audits, it is not possible to estimate the impact of this audit on previously recorded uncertain tax positions. We do not foresee material changes to the state or foreign uncertain tax positions within the next twelve months.

7. GUARANTEES AND WARRANTIES

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

  (a)
  Product Warranties—Warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of product sales in the condensed consolidated statements of income and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product's life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

7. GUARANTEES AND WARRANTIES (Continued)

    The following table summarizes information related to our warranty provision (in thousands):

	Three months ended March 31,
	2007	2008
Balance as of January 1	$29,450	$24,350
Liabilities accrued for warranties issued, net of adjustments and expirations	5,085	6,343
Warranty expenditures incurred during the period	(4,335)	(4,728)

Balance as of March 31	$30,200	$25,965

  (b)
  Intellectual Property Indemnifications—We include intellectual property indemnification clauses within our general terms and conditions with our customers and the general purchase agreements with three lithography tool manufacturer customers, ASML, Canon, and Nikon. In general, these indemnification provisions provide that we defend our customers against certain infringement claims directed against our products. Under the indemnification clauses, we pay all costs and damages, including attorney's fees associated with such settlements or defenses in respect of such claims, provided that the lithography tool manufacturer used the tool in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not of our design, and provided further that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the settlement proceedings.

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

    As part of the original supply agreement signed with TCZ in September 2005 and amended in September 2006 in connection with the amendment and restatement of the original TCZ joint venture agreement, we agreed to indemnify TCZ against any infringement of the intellectual

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

7. GUARANTEES AND WARRANTIES (Continued)

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

8. RELATED PARTY TRANSACTIONS

        Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH ("Zeiss").    As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. We recorded revenue associated with this related party of $466,000 and $921,000 for the three months ended March 31, 2007 and 2008, respectively. As of December 31, 2007 and March 31, 2008, we had an accounts receivable balance of $1.1 million and $2.8 million, respectively, and an accounts payable balance of $4.4 million and $2.7 million, respectively, all of which were associated with these related party transactions with Zeiss.

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

10. FAIR VALUE MEASUREMENTS

        We adopted SFAS No. 157, "Fair Value Measurements" as of January 1, 2008, with the exception of the application of the statement to our non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the fair value provisions of SFAS No. 157 currently include those measured within goodwill, intangible and long-lived assets impairment testing and those associated with asset retirement obligations.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

        SFAS No. 157 currently applies to all financial assets and liabilities that are being measured and reported on at fair value on a recurring basis. This includes certain items we currently report in cash equivalents and available-for-sale securities within our cash and cash equivalents, short term and long term investments on the accompanying balance sheets. In addition, our derivatives, which only include foreign currency forward exchange contracts are reported at fair value and are included in the scope of SFAS No. 157.

        SFAS No. 157 stipulates that fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques include unobservable inputs and involve some level of estimation and judgment on the part of the reporting entity, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        Upon our adoption of SFAS No. 157, assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels as defined by the fair value hierarchy in SFAS No. 157 are as follows:

          Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

          Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly at the measurement date.

          Level 3—Inputs are unobservable for the asset or liability and usually reflect the reporting entity's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

        The majority of our available-for-sale securities and our foreign currency forward exchange contracts are priced via independent providers. In obtaining such valuation information from third parties, we have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets.

        Available-for- Sale Securities.    The fair values of our available-for-sale securities are determined by a matrix pricing, which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio.

        Auction Rate Securities.    We currently hold one auction rate security ("ARS") within our investment portfolio which is classified as an available-for-sale-security and has a par value of $5.6 million. Under normal market conditions, we would determine the fair value of this ARS based on observable market prices for identical or similar instruments. However, due to the recent crisis in the

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

credit markets and the fact that this ARS has failed in multiple auctions since it was purchased in October 2007, we were unable to obtain such market data on which to base our valuation at March 31, 2008. Therefore, we calculated the fair value of this ARS utilizing a discounted cash flow model, a Level 3 input in the fair value hierarchy, at March 31, 2008. This model assumes that we will enter into a credit default swap to protect the par value of the ARS and that it will settle in 40 years. Other inputs to this discounted cash flow calculation include a coupon rate and a default swap risk rate over the 40 year period. As a result of utilizing this model, we determined that the fair value of this ARS was $1.8 million at March 31, 2008 which resulted in an impairment of $3.8 million or approximately 68% of its par value.

        In addition to this ARS having multiple failed auctions since it was purchased, the company that insures the ARS and the ARS itself were significantly downgraded as of March 31, 2008. As a result of the failed auctions associated with this ARS, the magnitude of the impairment, the downgrading of the ARS itself and the company that insures it, and the current credit market crisis, we determined that the $3.8 million impairment was other-than-temporary. Since we determined that this was an other-than-temporary impairment, we recorded this as a write-down of investments in other income (expense), net in the accompanying unaudited condensed consolidated statements of income. It is uncertain that we will be able to liquidate this ARS in the near term and the likelihood is high that we will hold this ARS in excess of 12 months. Therefore, we have classified the $1.8 million fair value of this ARS as a long-term investment on our unaudited condensed consolidated balance sheet at March 31, 2008.

        Derivative Instruments.    Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market expectations at the measurement date and uses a standard valuation technique to convert future amounts to a single discounted present amount. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, volatilities and credit derivative markets. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2008

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

        Our financial assets and liabilities measured at fair value on a recurring basis which are subject to the disclosure requirements of SFAS No. 157 at March 31, 2008 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$117,321	$121,263	—	$238,584
Auction rate securities	—	—	1,794	1,794
Other available-for-sale securities	14,843	90,393	—	105,236

Total Assets	$132,164	$211,656	$1,794	$345,614

Liabilities:
Foreign currency forward exchange contracts	—	$1,840	—	$1,840

Total Liabilities	—	$1,840	—	$1,840

        The following table summarizes the change in balance sheet carrying value associated with the ARS which was the only Level 3 financial instrument carried at fair value at March 31, 2008 (in thousands):

Balance at January 1, 2008	$—
Transfers in and out of Level 3	5,600
Total realized and unrealized gains (losses)
Included in earnings	(3,806)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	—

Balance at March 31, 2008	$1,794

        We currently have convertible subordinated notes which are outstanding and these notes are recorded at face value on our condensed consolidated balance sheets. Per the guidance in SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", we are required to disclose the fair value of such notes at the end of each reporting period. The principal amount of the notes outstanding at March 31, 2008 was $140.7 million and the fair value of such debt based on quoted market prices on Bloomberg's at March 31, 2008 was $138.4 million. As there are quoted prices for our convertible subordinated notes in active markets, our disclosure is based on Level 1 inputs per the SFAS No. 157 fair value hierarchy.

11. SUBSEQUENT EVENT

        On April 21, 2008, we announced that our board of directors had authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program may be discontinued at any time. As of May 2, 2008 we did not have any purchases under this program.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and the section titled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities Exchange Commission on February 27, 2008 .

Forward-Looking Statements

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as "believes," "anticipates," "expects," "plans," "intends" and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

        We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by our three lithography tool manufacturer customers, and provide field support products customized to support our chipmaker customers' production use of these light sources in advanced wafer patterning applications. We currently supply deep ultraviolet ("DUV") light sources to each of our lithography tool manufacturer customers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell replacement parts and services to our lithography tool manufacturer customers as well as directly to our chipmaker customers. To provide optimally responsive service and support for our customers, we maintain field service and support offices throughout the world. Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of light sources, almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

        Since we derive a substantial portion of our revenues from our lithography tool manufacturer customers, we are subject to the volatile and unpredictable nature of the semiconductor equipment industry. The semiconductor equipment industry is inherently cyclical and historically has experienced periodic ups and downs, some of them quite dramatic. In recent years, industry cycles appear to have become more muted, involving relatively short periods of moderate growth, followed by relatively short periods when revenue has either flattened or declined moderately.

        The most recent growth year for the semiconductor equipment industry was 2006, during which we achieved record revenue and net income levels. Although we and many of the companies in our industry initially expected 2007 to be another growth year, we began seeing signs of industry slowing in late 2006 and early 2007 when some customers requested that we reschedule shipments of a number of light sources into subsequent quarters. As 2007 progressed, some chipmakers reduced capital equipment purchases in line with delays in their planned build-outs of new fabs, and chipmaker capital spending remained cautious. In the first quarter of 2008, this trend continued as a number of additional chipmakers announced reductions in their capital spending plans, and their intention to delay some equipment deliveries.

        As we had anticipated, these delays affected the tool-building plans of our lithography tool manufacturer customers, and they reduced their overall demand for our light sources in the first quarter of 2008 compared to the fourth quarter of 2007. However, demand for our XL Series argon fluoride ("ArF") light sources remained strong in the first quarter of 2008. We shipped 13 of our most advanced ArF light sources for immersion applications in the first quarter of 2008, and shipped triple the number of XLR 500i light sources as in the fourth quarter of 2007. Because our product mix was so heavily weighted toward ArF light sources, our currency adjusted average selling price rose in the first quarter of 2008 as compared to prior quarters. Additionally, the pulse usage rates of our light sources continued to grow in the first quarter of 2008, resulting in higher than anticipated non-systems revenue.

        We continued to make significant progress in our extreme ultraviolet ("EUV") source development during the first quarter of 2008. Since successfully demonstrating 100 watts ("W") of burst power in October 2007, we have achieved increases in average power for growing durations of running time. We are currently building our first deliverable EUV source for shipment by the end of 2008 under our supply agreement with ASML. Additionally, we also made good progress at TCZ, our joint venture with Zeiss that is developing a production tool for the flat panel display industry. TCZ conducted critical customer demonstrations on the first full-scale tool during the first quarter of 2008, processing panels in quantity for multiple customers. We remain optimistic about TCZ's opportunity to install the first TCZ 900X system this year.

        Regarding the near-term future, there is a growing belief among economists that the United States economy has already entered a recession. American consumers, under increasing pressure from lower real estate values, tighter credit, and higher food and energy prices, are finding themselves with less discretionary income. These macroeconomic factors are affecting the semiconductor capital equipment industry worldwide.

        Though the current cyclical environment is challenging, we are well-positioned as growing numbers of chipmakers adopt and ramp ArF immersion techniques, and continue rapidly moving toward adoption of ArF double patterning, and the evaluation of EUV. Near term, the adoption cycle for the XLR Series of products is gaining momentum and should continue over a number of years as more and more chipmakers enter production at the 45nm node. Installations of the XLR 500i began early in the second quarter of 2008, and are anticipated to continue in growing numbers throughout the year. Medium term, we anticipate the 90W XLR 600i will become the light source of choice for double patterning at the 32nm production node. Longer-term, the success of our laser produced plasma source development has solidly positioned us as the EUV technology leader. Additionally, the potential for significant ongoing growth in our non-systems revenue is evident. This growth should be driven not only by the increasing pulse usage of our light sources and a growing installed base, but more and more by our continuing efforts to provide our customers with higher performance features and upgrades designed to deliver substantial improvements in uptime, availability and cost.

        We remain dedicated to understanding our customers' immediate and longer-term requirements and enabling productivity and cost reduction enhancements for them through the development of more advanced light sources, such as the XLR Series and the high performance versions of our XLA Series, technologies such as our Gas Lifetime eXtension™ control system, and comprehensive productivity improvement offerings such as OnPulse®. We will continue our numerous efforts to enhance the reliability and performance of our products for our customers and increase customer satisfaction, while pursuing our initiatives to enhance our operating efficiencies and improve financial performance. However, macro-economic factors as mentioned above impact the economy and could have a negative impact on consumer spending, including spending on electronic devices. Additionally, geopolitical turmoil can create a heightened sense of uncertainty that can also cause consumers to become more cautious in their spending. Either or both of these factors would have a negative effect on the demand for our products.

Critical Accounting Policies and Estimates

  General

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for bad debts, long-lived assets valuation, intangible assets valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Actual results could vary from our estimates if we were to use different assumptions and conditions.

        We believe that revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, and income taxes require more significant judgments and estimates in the preparation of our condensed consolidated financial statements than do other of our accounting estimates and judgments.

  Revenue Recognition

        Our revenues consist of product sales, which primarily include sales of light source systems, replacement parts, and to a lesser extent, upgrades, services, training, and refurbishments of our light source systems. From time to time, our revenues also consist of certain funded development activities performed for our customers and under government contracts and license agreements.

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

        Revenue from replacement parts sales and upgrades is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these replacement part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly based on historical experience.

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

  Inventory Valuation

        Our inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market. We evaluate the need to record adjustments for impairment of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, spare parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we either do not have expected usage based on our forecasted demand for the next 12 months or that we do not expect to have a high likelihood of use beyond 12 months is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

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

  Warranty Obligations

        We maintain an accrual for the estimated cost of product warranties associated with our product sales. Warranty costs include the replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of product sales in the accompanying unaudited condensed consolidated statements of income. The warranty coverage period and terms for light source systems and replacement parts varies by light source system model. The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product's life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

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

  Stock-Based Compensation

        We adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment", on January 1, 2006. SFAS No. 123R requires companies to estimate the fair value of stock-based compensation awards on the date of grant using an option-pricing model and amortize the resulting expense over the requisite service period of the award, which is generally the vesting period. Upon adoption of SFAS No. 123R, we elected to use the Black-Scholes option pricing model to estimate the fair value of stock options that we grant under our equity incentive plans. In order to determine the fair value of stock option grants under the Black-Scholes option pricing model, we must use subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. SFAS No. 123R also requires that a forfeiture rate be estimated and included in the calculation of stock-based compensation expense at the time that the stock option or other stock awards such as our restricted stock unit awards are granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates.

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

        If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period and could materially impact our operating results.

        During the first quarter of 2008, we granted performance restricted stock units ("PRSUs") to our executive officers and certain key employees under our new Long-Term Incentive Program which became effective on January 1, 2008. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified peer companies over a three-year performance period and eligible individual's management by objectives ("MBO") achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. Each quarter over the three-year performance period we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income growth) as compared to the specified peer group companies as defined by the plan over the three year period and 2) the expected average percentage achievement of each of the participant's individual MBO goals over the three year period. The results of these two estimates will be used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each accounting period, we will reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our operating results.

  Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover our deferred tax assets. If in the future we determine that a change has occurred which will not allow this recovery, we will record a valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

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

RESULTS OF OPERATIONS

        The following table sets forth certain items in our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2007	2008
Revenues:
Product sales	99.5%	99.2%
Product sales—related party	0.4	0.7
Other	0.1	0.1

Total revenues	100.0%	100.0%
Cost and expenses:
Cost of product sales	51.3	51.7
Research and development	15.2	18.4
Sales and marketing	5.5	5.5
General and administrative	7.0	8.5

Total costs and expenses	79.0	84.1
Operating income	21.0	15.9
Other income (expense)—net	4.1	(0.4)

Income before income tax provision and minority interest	25.1	15.5
Income tax provision	9.7	5.7
Minority interest	0.6	0.6

Net income	16.0%	10.4%

Gross margin on product sales	48.6%	48.3%

Three Months Ended March 31, 2008 and 2007

        Revenues.    The types of revenue that we generate and how we recognize revenue for each is explained above under the heading "Critical Accounting Policies and Estimates". The following table summarizes the components of our revenue and provides comparisons from period to period (in thousands, except units sold and percentage change):

	For the three months ended March 31,		2007 vs. 2008
			Increase (Decrease)	% Change
	2007	2008
Light source systems:
Revenue	$58,869	$44,773	$(14,096)	-24%

Units sold	51	31	(20)	-39%

Average selling price(1)	$1,154	$1,459	$305	26%

Replacement parts and service products	$67,756	$79,026	$11,270	17%

Product sales	$126,625	$123,799	$(2,826)	-2%

Other revenue	$89	$153	$64	72%

Total revenue	$126,714	$123,952	$(2,762)	-2%

    (1)
    The calculation of average selling price includes $466,000 of deferred light source system revenue for the three months ended March 31, 2008.

        Product sales decreased 2% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This decrease in product sales was primarily due to a decline in light source system revenues which was substantially offset by an increase in our replacement parts and service product revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Growth in the installed base and steady utilization of our existing light source systems continues to increase demand for replacement parts and service and support products. The average selling price of our light source systems increased 26% period over period due to a significant shift in our customer purchases to our most advanced, highest value-added light sources for high volume immersion production applications which include our XLR series light sources. On a foreign currency adjusted basis, the average selling price was impacted by a favorable increase of 25% period over period. The decrease in units of light source systems sold from period to period reflects the reduction in capital spending by our chipmaker customers and delays of equipment deliveries. There were no sales revenue recorded or earned associated with the TCZ joint venture for the three months ended March 31, 2007 or 2008. We expect our revenue to remain relatively flat in the second quarter of 2008.

        Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to a customer within the following twelve months. For the period ended March 31, 2007, our DUV backlog totaled $83.4 million and total DUV bookings were $115.7 million which yielded a book-to-bill ratio of 0.91 compared to the period ended March 31, 2008, where our DUV backlog totaled $76.7 million and total DUV bookings were $101.1 million which yielded a book-to-bill ratio of 0.82. The increase in our DUV backlog primarily reflects the strong demand for replacement parts and service associated with the increase in the installed base and steady utilization of our light source systems and to a lesser extent the demand for our most advanced ArF immersion products and their corresponding higher average selling price. The declines in DUV bookings and book to bill ratio period over period reflect the slowing conditions of the semiconductor industry.

        We installed 48 light sources at chipmakers and other end-users for the three months ended March 31, 2007 as compared to 55 light sources installed during the three months ended March 31, 2008.

        Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 38%, 6% and 14%, respectively, of total revenue for the three months ended March 31, 2007, and 28%, 4% and 16%, respectively, of total revenue for the three months ended March 31, 2008.

        Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and, to a lesser extent, other Asian countries and Europe. Approximately 86% and 85% of our sales for the three months ended March 31, 2007 and 2008, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 20% of total revenues for both the three months ended March 31, 2007 and 2008. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from us as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

        Cost of Product Sales.    Cost of product sales includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of product sales also includes foreign exchange gains and losses on foreign currency forward exchange contracts ("forward contracts") associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of product sales. We do not charge our customers for shipping fees. The cost of product sales decreased 2% from $65.1 million for the three months ended March 31, 2007 to $64.1 million for the three months ended March 31, 2008. This slight decrease was primarily due to lower light source system sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 offset by increased costs associated with our replacement parts and service products.

        Gross profit decreased slightly from $61.6 million for the three months ended March 31, 2007 compared to $59.7 million for the three months ended March 31, 2008 primarily due to lower sales from period to period. Gross margin on product sales was 49% for the three months ended March 31, 2007 compared to 48% for the three months ended March 31, 2008.

        Research and Development.    Research and development expenses include costs of internally-funded projects as well as continuing product development expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 18% from $19.3 million for the three months ended March 31, 2007 to $22.8 million for the three months ended March 31, 2008 due primarily to costs associated with our EUV source development and to a lesser extent our low-temperature poly-silicon ("LTPS") product development efforts associated with our TCZ joint venture. As a percentage of total revenues, research and development expenses increased from 15.2% for the three months ended March 31, 2007 to 18.4% for the three months ended March 31, 2008. We expect that our investment in research and development will continue as we commercialize our EUV source and TCZ technologies.

        Sales and Marketing.    Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 2% from $7.0 million for the three months ended March 31, 2007 to $6.8 million for the three months ended March 31, 2008. The slight decrease in sales and marketing expenses from period to period primarily reflects a decrease in profit sharing, bonuses and stock-based compensation expense which was partially offset by an increase in salaries and benefits due to increases in headcount. As a percentage of total revenues, sales and marketing expenses remained constant at 5.5% for both the three months ended March 31, 2007 and 2008. We anticipate that sales and marketing expenses will remain relatively flat or increase slightly in the second quarter of 2008.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit fees, and administrative operating costs. General and administrative expenses increased 20% from $8.8 million for the three months ended March 31, 2007 to $10.6 million for the three months ended March 31, 2008. The increase was primarily due to a $908,000 increase in employee compensation and benefits, a $351,000 increase in bad debt expense associated with our accounts receivable and an increase of $744,000 in other expenses which primarily includes legal and consulting fees. These increases were partially offset by decreased advisory fees of $318,000 due to our adoption and implementation of FIN 48 in the first quarter of 2007. No such fees were incurred during the first quarter of 2008. We anticipate that general and administrative expenses will remain relatively flat or increase slightly in the second quarter of 2008.

        Total Other Income (Expense)—Net.    Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes, foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar and other items that may be specific to a reporting period. Other income, net totaled $5.3 million for the three months ended March 31, 2007 compared to other expense, net of $510,000 for the three months ended March 31, 2008.

        The change from net other income to net other expense from period to period was primarily due to a $3.8 million write-down of our investments that we recorded in the three month period ended March 31, 2008. This write-down is related to the only auction rate security that is currently included in our investment portfolio and has a par value of $5.6 million. Based on the current crisis in the credit market and our evaluation of the fair value of this auction rate security, we determined that an other-than-temporary impairment in the amount of $3.8 million existed at March 31, 2008. This change from net other income to net other expense was also caused by a reduction in interest income from period to period as a result of lower overall cash and investment balances and lower interest rate yields. These decreases in net other income (expense) were offset by an increase of $1.3 million in foreign exchange gains from period to period, primarily due to significant changes in the foreign exchange rates in parts of Asia and Europe where we conduct our business.

        Income Tax Provision.    The tax provision of $12.2 million and $7.1 million for the three months ended March 31, 2007 and 2008, respectively, reflects a tax rate for the quarter of 38% and 37%, respectively. Due to the discrete impact of changes in our tax reserves for the three months ended March 31, 2007, the quarterly tax rate was higher than the annual effective tax rate for 2007 of 34%. The annual effective tax rate for 2008 is expected to be 37%. The increase in the annual effective tax rate from 34% to 37% is primarily attributable to the expiration of the federal research and development credit on December 31, 2007. Our future annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. The currently expired federal research and development tax credit is expected to be reinstated; however, it is unknown when this reinstatement will take place. In the quarter in which this occurs, the tax benefit from the credit will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

        Historically we have funded our operations primarily from cash generated from operations, the proceeds of note offerings, and the proceeds from employee stock option exercises. As of March 31, 2008, we had approximately $238.6 million in cash and cash equivalents, $84.6 million in short-term investments, $22.4 million in long-term investments, and $367.2 million in working capital.

        Net cash provided by operating activities was approximately $27.1 million and $6.9 million for the three months ended March 31, 2007 and 2008, respectively. Net cash provided by operating activities for the three months ended March 31, 2007 primarily reflects net income for the period, a decrease in accounts receivable balances and increases in inventories and accrued and other liabilities. The decrease in accounts receivable was primarily due to collection efforts during the period and the increase in inventories was primarily due to a push out of light source system deliveries from the first quarter of 2007 to the second half of 2007. Net cash provided by operating activities for the three months ended March 31, 2008 primarily reflects lower net income for the period and increases in inventory which were offset by a decrease in accounts receivable during the period. The increase in inventory is due primarily to increases in our field spare parts inventory to support the increased utilization of our light sources, to provide for faster spare parts availability to support the new XLR installations and to support our new OnPulse® service agreements. The decrease in accounts receivable was primarily due to ongoing collection efforts.

        Net cash used in investing activities was approximately $3.0 million and $68.8 million for the three months ended March 31, 2007 and 2008, respectively. Net cash used in investing activities during the three months ended March 31, 2007 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, and the acquisition of $4.1 million of property and equipment. Net cash used in investing activities for the three months ended March 31, 2008 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $10.2 million of property and equipment, the majority of which relates to building improvement costs associated with our EUV research, development and productization efforts.

        Net cash provided by financing activities was approximately $1.6 million and $517,000 for the three months ended March 31, 2007 and 2008, respectively. Net cash provided by financing activities for the three months ended March 31, 2007 reflects the proceeds received from the exercise of employee stock options totaling $1.3 million and a tax windfall for the period from stock options exercises totaling $313,000. Net cash provided by financing activities for the three months ended March 31, 2008 reflects the proceeds received from the exercise of employee stock options totaling $577,000 and tax shortfall for the period from stock options exercises totaling $60,000.

        Additionally, our cash and cash equivalents were unfavorably impacted by the exchange rate changes in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar for the three months ended March 31, 2007 and 2008. The effect of exchange rates on cash and cash equivalents was approximately $25,000 and $5.7 million for the three months ended March 31, 2007 and 2008, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

        We have no significant contractual obligations that are not recorded on our condensed consolidated financial statements or fully disclosed in the notes thereto.

        As of March 31, 2008, we had a gross liability for income taxes associated with uncertain tax positions of approximately $22.4 million related to FIN 48. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

SUBSEQUENT EVENT

        On April 21, 2008, we announced that our board of directors had authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program may be discontinued at any time. As of May 2, 2008 we did not have any purchases under this program.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We will adopt FSP 157-2 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position. This provision will be effective for us for the fiscal year ending December 31, 2008. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. We plan on utilizing the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at December 31, 2008. We do not expect its adoption to have a material impact on our condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will apply SFAS No. 141R to any acquisitions that we might commence subsequent to January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We conduct business in several international currencies through our global operations. Due to the large volume of our business that we conduct in Japan, the Japanese operation poses our greatest foreign currency risk. Our risk management strategy includes the use of derivative financial instruments, principally forward contracts, to manage our foreign currency risk exposure. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. dollars for resale under firm third-party sales commitments denominated in Japanese Yen, as well as other foreign currency exposures including exposures related to intercompany debt. Our objective is to offset gains or losses resulting from these exposures with gains and losses on forward contracts, thereby reducing volatility of our earnings. We do not enter into forward contracts for speculative purposes.

        As of March 31, 2008, we had outstanding forward contracts to buy U.S. $31.1 million for 3.3 billion Yen under foreign currency exchange facilities with contract rates ranging from 96.9 Yen to 112.9 Yen per U.S. dollar. These contracts expire on various dates through September 2008.

        Our forward contracts generally qualify for hedge accounting treatment per the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in accumulated other comprehensive income (loss). Subsequently, we reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred loss, net of tax, for those that qualify for hedge accounting treatment totaled $1.8 million and $379,000, respectively, as of March 31, 2008. The foreign currency exchange gain totaled approximately $427,000 and $1.7 million for the three months ended March 31, 2007 and 2008, respectively, and is included in other income (expense), net on the accompanying unaudited condensed consolidated statements of income.

        A 10% adverse change in the exchange rate of the Japanese Yen against the U.S. dollar would decrease the fair value of these forward contracts by $3.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that a 10% change in the foreign exchange rate of the Japanese Yen against the U.S. dollar would have an immaterial impact on the consolidated results of operations. We will continue to monitor our exposure to foreign currency fluctuations in all countries in which we do business, particularly in Korea where we have a manufacturing facility and, if appropriate, use hedging transactions such as these forward contracts to minimize the effect of foreign currency fluctuations. Although we enter into such forward contracts, they may not be adequate to eliminate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our results of operations.

Investment and Debt Risk

        We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $175,000 for the three months ended March 31, 2008.

        We also currently hold one auction rate security within our investment portfolio which was purchased according to our investment policy in October 2007 at a par value of $5.6 million. Although this auction rate security is insured, the company that insures it was downgraded as of the end of March 2008, and as a result, the auction rate security itself was downgraded. This auction rate security has gone to auction every 28 days since November 2007 and has failed at every auction. As a result of these failed auctions, the downgrading of the auction rate security and the company that insures it, and the current credit market crisis, we recorded an impairment charge on this investment of $3.8 million at March 31, 2008 to properly reflect its fair value. Since we determined that this was an other-than-temporary impairment, we recorded this as a write-down of investments in other income (expense), net in the accompanying unaudited condensed consolidated statements of income. It is uncertain that we will be able to liquidate this auction rate security in the near term and the likelihood is high that we will hold this auction rate security in excess of twelve months. Therefore, we have classified the $1.8 million fair value of this auction rate security as a long-term investment on our unaudited condensed consolidated balance sheet at March 31, 2008. Since this auction rate security is immaterial to our overall cash and investment balances, we do not anticipate that our inability to liquidate it at its current fair value in the near term or long term will have an affect on our liquidity.

        In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Because the interest rate is fixed, we believe there is no risk of increased expense. To date, we have repurchased, at a discount to par, $109.2 million of these notes. The principal amount outstanding at March 31, 2008 was $140.7 million and the fair value of such debt based on quoted market prices on March 31, 2008 was $138.4 million. Per the fair value hierarchy defined in SFAS No. 157, "Fair Value Measurements", which we adopted effective January 1, 2008, this fair value qualifies as a level 1 input since it is based on observable prices which we obtain from Bloomberg at the end of each quarterly reporting period.

ITEM 4.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    For the first quarter of 2008, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2008, and concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

        Changes in internal control over financial reporting.    There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        The risks described below may not be the only risks we face. Additional risks that we do not currently think are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

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

        As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still maintaining our longer term strategies, continuing to provide outstanding service and support for our customers, and motivating and retaining our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet our customers' needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

        Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and to a lesser extent, the associated replacement parts and support services. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to meet our customers' needs and to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results from time to time, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

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

        Three large companies, ASML, Nikon and Canon dominate the photolithography tool business. Collectively, these three customers accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended March 31,
	2007	2008
ASML	38%	28%
Nikon	14%	16%
Canon	6%	4%

Total	58%	48%

        Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31, 2007	March 31, 2008
ASML	31%	25%
Nikon	25%	17%
Canon	3%	3%

Total	59%	45%

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

        We sell excimer light source systems, including KrF and ArF systems, and support, including replacement parts and service support. We expect these light source systems and the related support to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. Our excimer light sources are used in DUV photolithography equipment for the manufacture of semiconductor devices with features of and smaller than 250 nm. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools and the rate at which they continue to manufacture devices with progressively smaller features.

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

*We are exposed to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be adversely affected by these fluctuations or declining economic conditions in the countries in which we operate.

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

        We will continue to monitor our exposure to foreign currency fluctuations in all countries in which we do business, and, when appropriate, use hedging transactions to minimize the effect of these currency fluctuations. In the future, we may sell a more significant percentage of our products in foreign currencies other than the Japanese Yen or the currencies in which we do business may become more volatile and the management of more currency fluctuations will be more difficult and expose us to greater risks in this area. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our results of operations.

*Our investments in marketable securities are significant and are subject to market, interest and credit risk that may reduce their value.

        We maintain a significant portfolio of investments in marketable securities, particularly in corporate and government fixed income securities and commercial paper. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by changes in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors which may result in other than temporary declines in the value of our investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio.

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

*Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new Proxy rules, new NASDAQ Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

*We are dependent on air transport to conduct our business and disruption of domestic and international air transport systems could adversely affect our business.

        We depend on regular and reliable air transportation on a worldwide basis for many of our routine business functions. If civil aviation in the U.S. or abroad is disrupted by terrorist activities or security responses to the threat of terrorism, regulatory compliance issues or for any other reason, our business could be adversely affected in the following ways:

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

ITEM 6.    Exhibits

  10.1
  Amended and Restated Executive Nonqualified Excess Plan

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

CYMER, INC.
Date: May 6, 2008	By:	/s/ NANCY J. BAKER
Nancy J. Baker Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

CYMER, INC. FORM 10-Q For the Quarterly Period Ended March 31, 2008 INDEX
  ITEM 1. Financial Statements
CYMER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2008 (Unaudited)
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