Form 10-Q
period 2008-06-30
CYMER INC
filed 2008-08-05
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

         The total number of shares of Common Stock, with $0.001 par value, outstanding on August 1, 2008 was 29,633,113.

 CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

INDEX

ITEM 1.    Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,707	$230,074
Short-term investments	22,355	37,374
Accounts receivable—net	91,875	78,661
Accounts receivable—related party	1,112	781
Inventories	129,757	173,961
Deferred income taxes	42,147	42,593
Income taxes receivable	—	7,368
Prepaid expenses and other assets	8,930	11,735

Total current assets	601,883	582,547
PROPERTY AND EQUIPMENT—NET	116,725	118,637
LONG-TERM INVESTMENTS	29,443	32,505
DEFERRED INCOME TAXES	19,272	20,049
GOODWILL	8,833	8,833
INTANGIBLE ASSETS—NET	12,951	11,424
OTHER ASSETS	5,045	6,136

TOTAL ASSETS	$794,152	$780,131

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,980	$22,727
Accounts payable—related party	4,428	3,724
Accrued warranty and installation	24,832	26,710
Accrued payroll and benefits	24,406	14,640
Accrued patents, royalties and other fees	3,303	4,449
Convertible subordinated notes	—	140,722
Income taxes payable	13,468	—
Deferred revenue	4,974	9,263
Other current liabilities	4,087	3,639

Total current liabilities	103,478	225,874
CONVERTIBLE SUBORDINATED NOTES	140,722	—
INCOME TAXES PAYABLE	17,755	21,035
DEFERRED REVENUE	5,562	1,975
OTHER LIABILITIES	17,401	15,518

Total liabilities	284,918	264,402

MINORITY INTEREST	5,711	4,154

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock—$.001 par value per share; 100,000,000 shares authorized; 42,339,000 and 42,402,000 shares outstanding at December 31, 2007 and June 30, 2008, respectively	42	42
Additional paid-in capital	579,711	583,994
Treasury stock at cost—12,049,000 and 12,545,000 common shares at December 31, 2007 and June 30, 2008, respectively	(450,704)	(465,340)
Accumulated other comprehensive income (loss)	214	(8,606)
Retained earnings	374,260	401,485

Total stockholders' equity	503,523	511,575

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$794,152	$780,131

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
REVENUES:
Product and service sales	$122,065	$123,562	$248,313	$246,593
Product sales—related party	870	429	1,336	1,350

Total revenues	122,935	123,991	249,649	247,943

COST OF REVENUES	56,719	63,361	121,785	127,417

GROSS PROFIT	66,216	60,630	127,864	120,526

OPERATING EXPENSES:
Research and development	20,091	24,173	39,393	46,938
Sales and marketing	5,781	5,679	12,750	12,513
General and administrative	9,729	8,530	18,539	19,093

Total operating expenses	35,601	38,382	70,682	78,544

OPERATING INCOME	30,615	22,248	57,182	41,982

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)	2	(1,778)	429	(69)
Write-down of investments	—	(1,027)	—	(4,833)
Interest and other income	5,806	2,361	12,223	5,708
Interest and other expense	(1,524)	(1,538)	(3,103)	(3,298)

Total other income (expense)—net	4,284	(1,982)	9,549	(2,492)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	34,899	20,266	66,731	39,490

INCOME TAX PROVISION	10,862	6,708	23,089	13,821
MINORITY INTEREST	897	775	1,613	1,556

NET INCOME	$24,934	$14,333	$45,255	$27,225

EARNINGS PER SHARE:
Basic earnings per share	$0.71	$0.48	$1.25	$0.90

Weighted average common shares outstanding—basic	35,121	30,127	36,189	30,221

Diluted earnings per share	$0.67	$0.46	$1.19	$0.88

Weighted average common shares outstanding—diluted	38,423	33,018	39,512	33,121

See Notes to Unaudited Condensed Consolidated Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2007	2008
OPERATING ACTIVITIES:
Net income	$45,255	$27,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,706	13,651
Non-cash stock-based compensation	3,044	3,206
Minority interest	(1,613)	(1,556)
Provision for deferred income taxes	13,102	(1,292)
Loss on disposal and impairment of property and equipment	298	—
Write-down of investments	—	4,833
Change in assets and liabilities:
Accounts receivable—net	9,972	12,474
Accounts receivable—related party	(360)	331
Income taxes receivable	(6,525)	(7,781)
Inventories	(16,988)	(46,681)
Prepaid expenses and other assets	(2,296)	(4,717)
Accounts payable	(3,810)	(1,323)
Accounts payable—related party	(3,416)	(704)
Accrued expenses and other liabilities	(4,084)	(9,581)
Deferred revenue	368	663
Income taxes payable	(2,983)	(10,690)

Net cash provided by (used in) operating activities	42,670	(21,942)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,598)	(14,961)
Purchases of investments	(44,029)	(90,309)
Proceeds from sold or matured investments	194,369	66,134
Acquisition of patents	(121)	—

Net cash provided by (used in) investing activities	142,621	(39,136)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,059	1,131
Tax windfall (shortfall) from stock option exercises	1,770	(54)
Repurchase of common stock into treasury	(171,724)	(14,636)

Net cash used in financing activities	(157,895)	(13,559)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,114	(996)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,510	(75,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	302,098	305,707

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$330,608	$230,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,633	$2,779

Income taxes paid, net	$17,384	$33,258

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2008

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

Six Months Ended June 30, 2008

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities. Although SFAS No. 157 increases the level of disclosures required for us for certain of our financial assets and liabilities, it did not have a material impact on our unaudited condensed consolidated financial statements. See Note 10, "Fair Value Measurements" for our SFAS No. 157 disclosures for the six months ended June 30, 2008.

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

        Reclassifications—Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

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

        2007 Long-Term Incentive Plan—In April 2007, the compensation committee of our board of directors adopted the Long-Term Incentive Bonus Plan ("2007 LTIP") for 2007. Per the provisions of the 2007 LTIP, any bonuses accrued for performance in 2007 are paid 50% in cash and 50% in the form of restricted stock unit awards and both are ultimately earned or awarded based on the achievement of certain financial and performance criteria as set forth in the 2007 LTIP. The number of shares subject to the target restricted stock unit awards for 2007 was determined by dividing the cash value of the award by $44.57, the closing price of our common stock as reported on the Nasdaq Global Select Market on April 16, 2007, the grant date.

        In March 2008, the compensation committee approved the 2007 LTIP payments based on the achievement of the performance conditions for 2007 and issued 66,000 restricted stock units from our Incentive Plan. The restricted stock units will vest in three equal annual installments beginning January 1, 2009.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

2. STOCK-BASED COMPENSATION (Continued)

        Long-Term Incentive Bonus Program—In October 2007, the compensation committee of our board of directors approved the Long Term Incentive Bonus Program ("LTIP") which became effective January 1, 2008 for our executive officers and certain key employees. Any potential equity based bonuses awarded under the LTIP are calculated based on a target dollar amount. This target amount is divided into two equity award components to be granted from our Incentive Plan: 50% of the target amount in time-based vesting stock options and 50% in performance-based restricted stock units ("PRSUs"). In January 2008, we granted stock options to purchase 434,000 shares under the LTIP and they will vest over our standard four-year schedule. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on the grant date only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period. During the six months ended June 30, 2008, 156,000 PRSU's were granted at 100% of the target number of shares under the LTIP.

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

        Share-Based Compensation—The components of share-based compensation expense for employees, non-employee directors and non-employees for the three and six months ended June 30, 2007 and 2008 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Stock options—employees and non-employee directors	$1,072	$855	$2,230	$1,767
Stock options—non-employees or change in status	86	42	109	28
Restricted stock unit awards—employees	354	174	354	327
Restricted stock units—non-employee directors	176	175	351	379
Performance restricted stock unit awards—employees	—	395	—	705

Total share-based compensation	$1,688	$1,641	$3,044	$3,206

        The tax windfall realized for share-based compensation for the six months ended June 30, 2007 totaled approximately $1.8 million. For the six months ended June 30, 2008, we realized a tax shortfall for share-based compensation of approximately $54,000.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

2. STOCK-BASED COMPENSATION (Continued)

        Stock Repurchase Program—In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. Through June 30, 2008, we purchased 495,900 shares for $14.6 million under this program.

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

        The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
NET INCOME:
Net income, as reported	$24,934	$14,333	$45,255	$27,225
Interest expense on convertible subordinated notes, net of taxes	966	939	1,791	1,780

Net earnings available to common shareholders, diluted	$25,900	$15,272	$47,046	$29,005

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	35,121	30,127	36,189	30,221
Effect of dilutive securities:
Options, stock units and ESPP	488	77	509	86
Assumed conversion of subordinated notes	2,814	2,814	2,814	2,814

Diluted weighted average common shares outstanding	38,423	33,018	39,512	33,121

Earnings per share:
Basic	$0.71	$0.48	$1.25	$0.90

Diluted	$0.67	$0.46	$1.19	$0.88

        For the three months ended June 30, 2007 and 2008, weighted average options to purchase shares of common stock totaling approximately 780,000 shares and 2.8 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the six months ended June 30, 2007 and 2008, weighted average options to purchase shares of common stock totaling approximately 764,000 shares and 2.8 million shares were not included in the computation of

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

3. EARNINGS PER SHARE (Continued)

diluted earnings per share as their effect was anti-dilutive. Additionally, for the three and six months ended June 30, 2008, weighted average restricted stock units totaling approximately 108,000 shares and 170,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. There were no anti-dilutive shares related to restricted stock units for the three or six month period ended June 30, 2007.

4. INVENTORIES

        Inventories are carried at the lower of cost, which approximates the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
INVENTORIES:
Raw materials	$43,238	$38,912
Work-in-progress	21,610	28,788
Finished goods	64,909	106,261

Total	$129,757	$173,961

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

        Comprehensive income consisted of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$24,934	$14,333	$45,255	$27,225
Foreign currency translation adjustments	1,141	(2,988)	1,114	(8,735)
Unrealized gains (losses) on available-for-sale investments, net of tax	(59)	(286)	100	12
Net unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	(40)	362	(34)	(107)
Net unrealized pension gains (losses)	(3)	5	(3)	10

Comprehensive income	$25,973	$11,426	$46,432	$18,405

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

5. REPORTING COMPREHENSIVE INCOME (Continued)

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2007	June 30, 2008
Foreign currency translation adjustments	$37	$(8,698)
Unrealized gains on available-for-sale investments, net of tax	229	241
Net unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	90	(17)
Net unrealized pension losses	(142)	(132)

Accumulated other comprehensive income (loss)	$214	$(8,606)

6. INCOME TAXES

        The tax provision of $13.8 million for the six months ended June 30, 2008 reflects an annual effective rate of 37%. This is the same annual effective tax rate that we forecasted during the first quarter of 2008. The rates for the three months and six months ended June 30, 2008 of 33.1% and 35.0%, respectively, are lower than the forecasted annual effective rate of 37% due to the impact of discrete items recorded in the second quarter of 2008. During the future quarters, the tax rate may be above or below the annual effective tax rate due to the impact of discrete items recorded during such quarters.

        Our forecasted annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. The currently expired federal research and development tax credit is expected to be reinstated retro-actively; however, it is unknown when this event will take place. In the quarter in which this occurs, the tax benefit from the credit will be recognized.

        As of June 30, 2008, the balance of our net FASB Interpretation No. 48 ("FIN 48") liability was $21.0 million. The balance is $3.7 million higher than the balance at March 31, 2008. This increase is due to the filing of amended tax returns that provided additional tax benefits and a change in strategy with regard to our settlement position related to portions of our FIN 48 reserve. There was no material net impact to the 2008 tax provision for the quarter or the year as a result of these items.

        We are currently under an IRS audit for the 2003 through 2006 tax years. Though the estimated completion date of the audit is not known, it is possible but very unlikely that the audit will be completed or that the progress of the audit will cause us to reassess our tax reserves for these years within the next twelve months. The completion of this audit could require a material change to our gross unrecognized tax benefits. However, based on the status of this audit and the protocol for finalizing such audits, it is not possible to estimate the impact of this audit on previously recorded uncertain tax positions. We do not foresee material changes to the state or foreign uncertain tax positions within the next twelve months.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

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

        Product warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of revenues in the condensed consolidated statements of income and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product's life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

        The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Beginning balance	$30,200	$25,965	$29,450	$24,350
Liabilities accrued for warranties issued, net of adjustments and expirations	2,807	5,783	7,892	12,126
Warranty expenditures incurred during the period	(4,032)	(5,338)	(8,367)	(10,066)

Balance as of June 30	$28,975	$26,410	$28,975	$26,410

        We agree to indemnify our customers, and the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, as well as certain of our development and supply agreements generally include intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay court-ordered damages attributable to any proven infringement including attorney's fees associated with settlements or litigation in respect of such claims, provided that the party involved used the tool or made the component or subsystem in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not of our design, and provided further that the party involved follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings. As of June 30, 2008,

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

7. GUARANTEES AND WARRANTIES (Continued)

we were not subject to any pending intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

8. RELATED PARTY TRANSACTIONS

        Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH ("Zeiss"). As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. We recorded revenue associated with this related party of $870,000 and $429,000 for the three months ended June 30, 2007 and 2008, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2007 and 2008, respectively. As of December 31, 2007 and June 30, 2008, we had an accounts receivable balance of $1.1 million and $781,000, respectively, and an accounts payable balance of $4.4 million and $3.7 million, respectively, all of which were associated with these related party transactions with Zeiss.

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

        SFAS No. 157 currently applies to all financial assets and liabilities that are being measured and reported on at fair value on a recurring basis. This includes certain items we currently report in cash equivalents and available-for-sale securities within our cash and cash equivalents, short term and long term investments on the accompanying balance sheets. In addition, our derivatives, which only include foreign currency forward exchange contracts, are reported at fair value and are included in the scope of SFAS No. 157.

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

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

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

         Available-for-Sale Securities.    The fair values of our available-for-sale securities are determined by a matrix pricing, which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio.

         Auction Rate Securities.    We currently hold one auction rate security ("ARS") within our investment portfolio which is classified as an available-for-sale-security and has a par value of $5.6 million. Under normal market conditions, we would determine the fair value of this ARS based on observable market prices for identical or similar instruments. However, due to the recent crisis in the credit markets and the fact that this ARS has failed in multiple auctions since it was purchased in October 2007, we have been unable to obtain such market data on which to base our valuation thus far in 2008. Therefore, we have been calculating the fair value of this ARS utilizing a discounted cash flow model and a Level 3 input in the fair value hierarchy at the end of each reporting period. This model assumes that we will enter into a credit default swap to protect the par value of the ARS and that it will settle in 40 years. Other inputs to this discounted cash flow calculation include a coupon rate and a default swap risk rate over the 40 year period. As a result of utilizing this model, we determined that the fair value of this ARS was $767,000 at June 30, 2008 which resulted in an impairment to date of $4.8 million or approximately 86% of its par value during the six months ended June 30, 2008. In addition to this ARS having multiple failed auctions since it was purchased, the company that insures the ARS and the ARS itself were significantly downgraded as of March 31, 2008. Both were further downgraded as of June 30, 2008. As a result of the failed auctions associated with this ARS, the magnitude of the impairment, the continued downgrading of the ARS itself and the company that insures it, and the current credit market crisis, we determined that the $4.8 million impairment to date was other-than-temporary. Since we determined that this was an other-than-temporary impairment, we

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

recorded this as a write-down of investments in other income (expense), net in the accompanying unaudited condensed consolidated statements of income. Of this impairment, $3.8 million was identified and recorded in the three months ended March 31, 2008 and the additional $1.0 million was identified and recorded in the three months ended June 30, 2008. It is uncertain that we will be able to liquidate this ARS in the near term and the likelihood is high that we will hold this ARS in excess of 12 months. Therefore, we have classified the $767,000 fair value of this ARS as a long-term investment on our unaudited condensed consolidated balance sheet at June 30, 2008.

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

        As of June 30, 2008 we had no financial liabilities measured at fair value subject to the disclosure requirements of SFAS No. 157. Our financial assets measured at fair value on a recurring basis which are subject to the disclosure requirements of SFAS No. 157 at June 30, 2008 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$169,189	$60,885	$—	$230,074
Auction rate securities	—	—	767	767
Foreign currency forward exchange contracts	—	362	—	362
Other available-for-sale securities	—	69,112	—	69,112

Total Assets	$169,189	$130,359	$767	$300,315

        The following table summarizes the change in balance sheet carrying value associated with the ARS which was the only Level 3 financial instrument carried at fair value at June 30, 2008 (in thousands):

Balance at January 1, 2008	$—
Transfers in and out of Level 3	5,600
Total realized and unrealized gains (losses) included in earnings	(4,833)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	—

Balance at June 30, 2008	$767

        We currently have convertible subordinated notes which are outstanding and these notes are recorded at face value on our condensed consolidated balance sheets. Per the guidance in SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", we are required to disclose the fair

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2008

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

value of such notes at the end of each reporting period. The principal amount of the notes outstanding at June 30, 2008 was $140.7 million and the fair value of such debt based on Bloomberg quoted market prices at June 30, 2008 was $139.8 million. As there are quoted prices for our convertible subordinated notes in active markets, our disclosure is based on Level 1 inputs per the SFAS No. 157 fair value hierarchy.

11. SUBSEQUENT EVENT

        Total purchases under our $100 million stock repurchase program through August 1, 2008 were $21.8 million or 762,800 shares of which $14.6 million or 495,900 shares were repurchased through June 30, 2008. As of August 1, 2008 we have $78.2 million of the original authorization available for future purchases of our common stock under this program.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and the section titled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities Exchange Commission on February 27, 2008.

Forward-Looking Statements

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as "believes," "anticipates," "expects," "plans," "intends" and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

        We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by the three lithography tool manufacturers and we provide installed base products and services customized to support chipmakers who use these light sources in the production of advanced wafer patterning applications. We currently supply deep ultraviolet ("DUV") light sources to each of the lithography tool manufacturers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell installed base products and services, which include replacement parts, upgrades and various service offerings to lithography tool manufacturers as well as directly to chipmakers. We provide service and support for customers by maintaining field service and support offices throughout the world. Our light source systems currently constitute a substantial majority of all excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of lithography light sources, almost all consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

        Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. The semiconductor equipment industry historically has experienced periodic ups and downs, some of them more pronounced than others. In recent years, industry cycles appear to have become more muted, involving relatively shorter periods of moderate growth, followed by relatively short periods of flat to declining sales.

        The most recent growth year for the semiconductor equipment industry was 2006, during which we achieved record revenue and net income levels. Although we and many of the companies in our industry initially expected 2007 to be another growth year, we began seeing signs of an industry slowing in late 2006 and early 2007 when some customers requested that we reschedule shipments of light sources into subsequent quarters. As 2007 progressed, some chipmakers reduced capital equipment purchases in conjunction with delays in their planned build-outs of new fabs. In the first and second quarters of 2008, global economic conditions continued to worsen and more chipmakers announced reductions in their capital spending plans and their intention to delay equipment deliveries.

        As we anticipated, these delays affected the tool-building plans of lithography tool manufacturers and they reduced their overall demand for our light sources in the first and second quarters of 2008 as compared to the fourth quarter of 2007. However, demand for our most advanced XL Series argon fluoride ("ArF") light sources remained strong in the first half of 2008. We shipped 26 of our ArF light sources for immersion applications in the first half of 2008, and shipped more than double the number of XLR 500i light sources in the second quarter of 2008 as compared to the first quarter of 2008. Since our product mix was heavily weighted toward ArF light sources, our currency adjusted average selling price ("ASP") was higher in the first and second quarters of 2008 as compared to prior quarters. Additionally, the pulse usage rates of our light sources continued to grow in the first half of 2008, as chipmakers pushed their tools to higher utilization rates to meet current capacity demands without increasing their capital expenditures. This increase in utilization and pulse counts resulted in higher installed base products and services revenues for the period. Total quarterly revenues for the first half of 2008 were moderately lower than those realized in the third and fourth quarters of 2007. Higher light source system ASPs and the continued revenue growth of our installed base products and services were not enough to offset the decline in light source sales in the first half of 2008 as compared to second half of 2007.

        We continued to make significant progress in our extreme ultraviolet ("EUV") source development during the first half of 2008. In May of 2008, we announced that the we had reached a milestone by demonstrating 25 watts of average EUV power for one and a half hours and that we are on track to achieve the 100 watts of average power needed for the first-scheduled delivery of production-ready

EUV lithography tools in 2009. We are currently building the first several production EUV sources for shipment under a supply agreement with ASML. Additionally, we are making good progress in TCZ, our joint venture with Zeiss that is developing a production tool for the flat panel display industry. TCZ is currently building multiple production tools, and anticipates delivering its first prototype tool in the second half of 2008.

        The semiconductor and semiconductor capital equipment industries are currently operating in a difficult economic environment, with softer consumer spending, tighter credit markets, volatile oil prices and rising unemployment and inflation all having a negative impact. Lower chip prices have resulted in an overall slowdown in semiconductor capital spending, affecting every segment of the equipment industry, including lithography. Accordingly we expect third quarter 2008 light source demand to be lower than in the second quarter of 2008, in keeping with chipmakers' revised capital investment decisions. We anticipate, however, that demand for immersion tools will remain strong.

        As a result of the slowdown in the semiconductor industry and the current economic environment, we took responsible actions in the second quarter of 2008 to align our expenses with market conditions. We intend to continue to monitor our expenses and take additional steps to manage costs as necessary through the remainder of this year. However, we intend to maintain our investment in research and development ("R&D") to ensure our leadership position going forward.

        We are well-positioned in the lithography market to support immersion at the 65nm through 45nm nodes with the XLR 500i. Demand for this light source has been growing, as more chipmakers reach volume immersion production at the 45nm node. We are also well-positioned to support double patterning at the 32nm node with the XLR 600i, and we received our first order for two XLR 600i systems, the industry's first 90W ArF light source designed for use in immersion double patterning applications, in the second quarter of 2008. We also remain in a very strong technology leadership position with next generation EUV.

        We are optimistic about the potential for ongoing growth in our installed base products and services business. We expect growth to be driven by anticipated increases in pulse utilization and installed base growth, and we intend to support customers with ongoing performance, productivity, uptime improvements and reduced cost of operations advantages with OnPulse™, Gas Lifetime eXtension™ (GLX™) control system, GLX2, and additional ongoing performance and productivity enhancements.

        We continue to be focused on providing our customers with the best technology, highest reliability, highest quality and lowest cost of operation products available. We also continue to be focused on improving operating efficiencies and delivering increased overall financial performance. However, macro-economics could have a negative impact on consumer spending, including spending on electronic devices and these factors could have a negative effect on the demand for our products and our overall financial performance.

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

  Revenue Recognition

        Our revenues consist of product sales, which primarily include sales of light source systems, replacement parts, and to a lesser extent, training, service, upgrades, and refurbishments of our light source systems.

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

        Revenue from replacement parts is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these replacement part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly based on historical experience.

        Service and training revenue is recognized as the services are rendered. For our service contracts, including OnPulse®, revenue is generally recognized straight line over the term of the contract or based on pulse usage.

        Revenue from the sale of upgrades is recognized when the upgrade has been successfully installed by us and accepted by the customer.

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

  Refurbished Inventories

        As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of revenues if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with our customer. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed assembly.

  Warranty Obligations

        We maintain an accrual for the estimated cost of product warranties associated with our product sales. Warranty costs include replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of income. The warranty coverage period and terms for light source systems and replacement parts varies by light source system model. The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product's life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

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

        During the first quarter of 2008, we granted performance restricted stock units ("PRSUs") to our executive officers and certain key employees under our new Long-Term Incentive Program which became effective on January 1, 2008. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified peer companies over a three-year performance period and eligible individual's management by objectives ("MBO") achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. During each quarter over the three-year performance period, we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income growth) as compared to the specified peer group companies as defined by the plan over the three year period and 2) the expected average percentage achievement of each of the participant's individual MBO goals over the three year period. The results of these two estimates will be used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each reporting period, we will reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our operating results.

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

        The calculation of our effective tax rate is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on FIN 48, "Accounting for Uncertainty in Income Taxes". The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

RESULTS OF OPERATIONS

        The following table sets forth certain items in our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues:
Product and service sales	99.3%	99.6%	99.5%	99.5%
Product sales—related party	0.7	0.4	0.5	0.5

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	46.1%	51.1%	48.8%	51.4%

Gross Margin	53.9%	48.9%	51.2%	48.6%

Operating expenses:
Research and development	16.3	19.5	15.8	18.9
Sales and marketing	4.7	4.6	5.1	5.1
General and administrative	7.9	6.9	7.4	7.7

Total operating expenses	28.9	31.0	28.3	31.7

Operating income	25.0	17.9	22.9	16.9
Total other income (expense)—net	3.4	(1.6)	3.8	(1.0)

Income before income tax provision and minority interest	28.4	16.3	26.7	15.9
Income tax provision	8.8	5.4	9.3	5.6
Minority interest	0.7	0.6	0.7	0.6

Net income	20.3%	11.5%	18.1%	10.9%

Three Months Ended June 30, 2007 and 2008

         Revenues.    The types of revenue that we generate and how we recognize revenue for each is explained above under the heading "Critical Accounting Policies and Estimates". The following table summarizes the components of our revenue and provides comparisons from period to period (in thousands, except units sold and percentage change):

	For the three months ended June 30,		2007 vs. 2008
			Increase (Decrease)	% Change
	2007	2008
Light source systems:
Revenue	$58,039	$41,575	$(16,464)	-28%

Units sold	49	29	(20)	-41%

Average selling price(1)	$1,184	$1,419	$235	20%

Installed base products and services revenue	$64,526	$82,340	$17,814	28%

Other revenue	$370	$76	$(294)	-79%

Total revenue	$122,935	$123,991	$1,056	1%

(1)
The calculation of average selling price excludes $436,000 of deferred light source system revenue that was recognized for the three months ended June 30, 2008.

        Total revenue increased 1% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to an increase of 28% in installed base products and services revenue which was almost completely offset by a 28% decline in light source system revenues from period to period. Our installed base products and services revenue growth from period to period was driven by high pulse utilizations of our light sources, our growing installed base of light sources, strong adoption of our OnPulse® service contracts and sales of our GLX light source enhancements. The average selling price of our light source systems increased 20% period over period due to a higher concentration of sales of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light sources. There were no sales recorded or revenues earned associated with the TCZ joint venture for the three months ended June 30, 2007 or 2008. We expect our revenue to decline in the third quarter of 2008 as compared to the second quarter of 2008 due to the slowing in the semiconductor capital equipment industry.

        Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to a customer within the following twelve months. In addition, our DUV backlog does not include services which will be provided to our customers in the future or under service contracts. For the period ended June 30, 2007, our DUV backlog totaled $91.9 million and total DUV bookings were $131.5 million which yielded a book-to-bill ratio of 1.07 compared to the period ended June 30, 2008, where our DUV backlog totaled $50.2 million and total DUV bookings were $97.4 million which yielded a book-to-bill ratio of 0.79. The decline in our DUV backlog and book to bill ratio period over period primarily reflects the slowing in the semiconductor capital equipment industry and a corresponding decline in the demand for our light source systems and the shift by our customers to contracts, such as OnPulse®, which are not included in DUV backlog. Although the decline in the DUV bookings period over period reflects the slowdown in the semiconductor industry and the decline in light source system demand, the DUV bookings from period to period was positively impacted by an increase in the demand for our installed base products and services.

        We installed 60 light sources at chipmakers and other end-users for the three months ended June 30, 2007 as compared to 33 light sources installed during the three months ended June 30, 2008.

        Our sales are generated primarily by shipments to customers in the United States, Japan, and Korea and, to a lesser extent, other Asian countries and Europe. Approximately 85% and 86% of our sales for the three months ended June 30, 2007 and 2008, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 21% and 26% of total revenues for the three months ended June 30, 2007 and 2008, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from Cymer San Diego as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

         Cost of Revenues.    Cost of revenues includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of revenues also includes foreign exchange gains and losses on foreign currency forward exchange contracts ("forward contracts") associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of revenues. We do not charge our customers for shipping fees. The cost of revenues increased 12% from $56.7 million for the three months ended June 30, 2007 compared to $63.4 million for the three months ended June 30, 2008. The increase was primarily due to higher costs associated with sales of our installed base products and services which increased significantly from period to period and higher overall warranty costs. These increases were partially offset by lower costs associated with our reduced light source system sales from period to period.

        Gross profit decreased from $66.2 million with a 53.9% gross margin for the three months ended June 30, 2007 to $60.6 million with a 48.9% gross margin for the three months ended June 30, 2008. The decline from period to period is primarily due to higher overall warranty expense and the increasing percentage of sales attributable to our installed base products and services which typically generate lower margins. We anticipate that gross margin will be lower in the third quarter of 2008 due to the continued shift in our sales mix to our installed base products and services.

         Research and Development.    Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 20.3% from $20.1 million for the three months ended June 30, 2007 to $24.2 million for the three months ended June 30, 2008 due primarily to costs associated with our EUV source development and to a lesser extent, costs for our low-temperature poly-silicon ("LTPS") product development efforts associated with our TCZ joint venture and ongoing DUV product development efforts. The increase in research and development costs were offset by decreases in variable compensation costs from period to period of $1.8 million associated with our incentive programs, some of which we do not expect to fund in 2008. The majority of this $1.8 million reduction was previously recorded in the first quarter of 2008 and was reversed in the second quarter of 2008 due to changes in our expected results identified in the second quarter of 2008. As a percentage of total revenues, research and development expenses increased from 16.3% for the three months ended June 30, 2007 to 19.5% for the three months ended June 30, 2008. We expect that our investment in research and development will continue and we anticipate that research and development expenses will increase in the third quarter of 2008.

         Sales and Marketing.    Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 1.8% from $5.8 million for the three months ended June 30, 2007 to $5.7 million for the three months ended June 30, 2008. The decrease in sales and marketing expenses from period to period primarily reflects a $636,000 decrease in variable compensation costs associated with our incentive programs, some of which we do not expect to fund in 2008. This reduction was primarily due to amounts previously recorded in the first quarter of 2008 which we reversed in the second quarter of 2008 due to changes in our expected results identified in the second quarter of 2008. This decrease in sales and marketing expenses was almost completely offset by increases from period to period in expenses related to public relations, travel, and employee related salaries and benefits. As a percentage of total revenues, sales and marketing expenses decreased slightly from 4.7% for the three months ended June 30, 2007 compared to 4.6% for the three months ended June 30, 2008. We anticipate that sales and marketing expenses will increase in the third quarter of 2008, primarily due to the entry we recorded in the second quarter of 2008 to reduce the variable compensation costs associated with certain of our incentive programs.

         General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs. General and administrative expenses decreased 12.3% from $9.7 million for the three months ended June 30, 2007 to $8.5 million for the three months ended June 30, 2008 primarily due to a $760,000 decrease in variable compensation costs associated with our incentive programs, some of which we do not expect to fund in 2008. This reduction was primarily due to amounts previously recorded in the first quarter of 2008 which we reversed in the second quarter of 2008 due to changes in our expected results identified in the second quarter of 2008. In addition, general and administrative expenses decreased from period to period due to a $700,000 decrease in professional fees primarily related to advisory fees incurred in the second quarter of 2007 for the adoption and implementation of FIN 48. These decreased expenses from period to period were offset by a $379,000 increase in employee compensation and benefits. As a percentage of total revenues, general and administrative expenses decreased from 7.9% for the three months ended June 30, 2007 to 6.9% for the three months ended June 30, 2008. We anticipate that general and administrative expenses will increase in the third quarter of 2008, primarily due to the entry we recorded in the second quarter of 2008 to reduce the variable compensation costs associated with certain of our incentive programs.

         Total Other Income (Expense)—Net.    Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar and other items that may be specific to a reporting period. Other income, net totaled $4.3 million for the three months ended June 30, 2007 compared to other expense, net of $2.0 million for the three months ended June 30, 2008.

        The change from net other income to net other expense from period to period was primarily due to a reduction in interest income from period to period as a result of lower overall cash and investment balances and lower interest rate yields. For the three months ended June 30, 2008, we also recorded an additional $1.0 million write-down of our sole auction rate security that is included in our investment portfolio and has a par value of $5.6 million. Based on the current crisis in the credit market and the continued downgrading of this auction rate security, our evaluation of its fair value resulted in an additional impairment at June 30, 2008 which we determined was other-than-temporary. This change from net other income to net other expense was also caused by a loss of $1.8 million which we recorded during the three months ended June 30, 2008 associated with the foreign currency exchange rates in parts of Asia and Europe where we conduct much of our business.

         Income Tax Provision.    The tax provision of $10.9 million and $6.7 million for the three months ended June 30, 2007 and 2008, respectively, reflects a rate for the quarter of 31.1% and 33.1%, respectively. The increase in the quarterly tax rate from 2007 to 2008 is primarily attributable to the expiration of the federal research and development credit on December 31, 2007. Our future annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. The currently expired federal research and development tax credit is expected to be reinstated, however, it is unknown when this event will take place. In the quarter this occurs, the tax benefit from the credit will be recognized.

Six Months Ended June 30, 2007 and 2008

         Revenues.    The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the six months ended June 30,		2007 vs. 2008
			Increase (Decrease)	% Change
	2007	2008
Light source systems:
Revenue	$116,908	$86,348	$(30,560)	-26%

Units sold	100	60	(40)	-40%

Average selling price(1)	$1,169	$1,440	$271	23%

Installed base products and services revenue	$132,282	$161,366	$29,084	22%

Other revenue	$459	$229	$(230)	-50%

Total revenue	$249,649	$247,943	$(1,706)	-1%

(1)
The calculation of average selling price includes $30,000 of deferred light source system revenue for the six months ended June 30, 2008.

        Total revenue decreased 1% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a decline of 26% in light source system sales which was offset by an increase in our installed base products and services revenue of 22% from period to period. The continued growth in our installed base products and services revenue has been driven by increasing pulse utilization of our existing light source systems by chipmaker customers, our growing installed base of light sources, the strong adoption of our OnPulse® service product and the sales of other productivity enhancements such as GLX. The average selling price of our light source systems increased 23% due to the continued support of customer purchases of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light sources.

        On a foreign currency adjusted basis, the average selling price increased 21% period over period, due to the continued shift in the product mix to our higher priced ArF light source systems. ArF light source systems accounted for 78% of light source systems revenue for the six months ended June 30, 2007 as compared to 91% of light source system revenue for the six months ended June 30, 2008. The decrease in quantities of light source systems sold from period to period reflects the reduction in capital spending by chipmaker customers due to the overall slowing in the semiconductor capital equipment industry and the economy.

        Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 37%, 5% and 16%, respectively, of total revenue for the six months ended June 30, 2007, and 25%, 4% and 18%, respectively, of total revenue for the six months ended June 30, 2008. Sales of installed base products and services made directly to chipmakers accounted for 42% of total revenue for the six months ended June 30, 2007 and 53% of total revenue for the six months ended June 30, 2008.

        Approximately 85% of our sales for both the six months ended June 30, 2007 and 2008 were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 20% and 23% of total revenues for the six months ended June 30, 2007 and 2008, respectively.

         Cost of Revenues.    The cost of revenues increased 5% from $121.8 million for the six months ended June 30, 2007 compared to $127.4 million for the six months ended June 30, 2008. This increase was primarily due to higher costs associated with the sale of our installed base products and services and higher overall warranty costs. These increases were partially offset by lower costs associated with our light source system sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

        Gross profit decreased from $127.9 million with a 51.2% gross margin for the six months ended June 30, 2007 to $120.5 million with a 48.6% gross margin for the six months ended June 30, 2008. This decrease in gross profit and gross margin from period over period is primarily due to higher overall warranty expense and the increasing percentage of our revenues which are attributable to our installed base products and services which typically generate lower margins.

         Research and Development.    Research and development expenses increased 19.2% from $39.4 million for the six months ended June 30, 2007 to $46.9 million for the six months ended June 30, 2008 due primarily to increases in costs associated with our EUV source development and, to a lesser extent, costs for our LTPS product development efforts associated with our TCZ joint venture and ongoing DUV product development efforts. These increases in research and development expenses were partially offset by a $2.0 million decrease from period to period in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007 but do not expect to fund in 2008. As a percentage of total revenues, research and development expenses increased from 15.8% for the six months ended June 30, 2007 to 18.9% for the six months ended June 30, 2008.

         Sales and Marketing.    Sales and marketing expenses decreased 1.9% from $12.8 million for the six months ended June 30, 2007 to $12.5 million for the six months ended June 30, 2008. The decrease in sales and marketing expenses from period to period was primarily due to a $1.0 million decrease in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007, but do not expect to fund in 2008. This decrease in expense was almost completely offset by increases in employee compensation and benefits, public relations and travel expenses. As a percentage of total revenues, sales and marketing expenses were 5.1% for the six months ended June 30, 2007 and 2008.

         General and Administrative.    General and administrative expenses increased 3.0% from $18.5 million for the six months ended June 30, 2007 to $19.1 million for the six months ended June 30, 2008 primarily due to a $1.0 million increase in employee compensation and benefits expenses and a $314,000 increase in travel expenses. These expenses were partially offset by a $511,000 decline in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007 but do not expect to fund in 2008. In addition, professional fees decreased from period to period primarily due to a $583,000 decline in advisory fees incurred for the adoption and implementation of FIN 48 during the six months ended June 30, 2007. As a percentage of total revenues, general and administrative expenses increased slightly from 7.4% for the six months ended June 30, 2007 to 7.7% for the six months ended June 30, 2008.

         Total Other Income—Net.    Other income, net totaled $9.5 million for the six months ended June 30, 2007 compared to other expense, net of $2.5 million for the six months ended June 30, 2008. The change from net other income to net other expense was primarily due to a reduction in interest income from period to period as a result of lower overall cash and investment balances and lower interest rate yields. Additionally, we recorded a $4.8 million write-down of our investments for the first half of 2008 related to the sole auction rate security that is included in our investment portfolio and has a par value of $5.6 million. Based on the current crisis in the credit market and the continued downgrading of this auction rate security in 2008, our evaluation of its fair value at June 30, 2008 resulted in an other-than-temporary impairment totaling $4.8 million. This change from net other income to net other expense was also caused by a $429,000 foreign currency exchange gain during the six months ended June 30, 2007 compared to a $69,000 foreign currency exchange loss during the same six month period in 2008.

         Income Tax Provision.    The tax provision of $23.1 million and $13.8 million for the six months ended June 30, 2007 and 2008, respectively, reflects an annual effective rate for the year of 34.6% and 37.0%, respectively. The tax rate for the six months ended June 30, 2008 is lower than the annual effective tax rate of 37% due to the impact of discrete items which were recorded in the second quarter of 2008. The increase in the annual effective tax rate from 2007 to 2008 is primarily attributable to the expiration of the federal research and development credit on December 31, 2007. Our future annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. The currently expired federal research and development tax credit is expected to be reinstated; however it is unknown when this event will take place. In the quarter which this occurs the tax benefit from the credit will be recognized.

LIQUIDITY AND CAPITAL RESOURCES

        Historically we have funded our operations primarily from cash generated from operations, the proceeds of note offerings, and the proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchases shares of our common stock and to repurchase principal on our convertible subordinated notes. As of June 30, 2008, we had approximately $230.1 million in cash and cash equivalents, $37.4 million in short-term investments, $32.5 million in long-term investments, and $356.7 million in working capital.

        Net cash provided by operating activities was $42.7 million for the six months ended June 30, 2007 compared to net cash used in operating activities of $21.9 million for the six months ended June 30, 2008. Net cash used in operating activities for the six months ended June 30, 2007 primarily reflects net income for the period and a decrease in the accounts receivable balances which were partially offset by increases in inventories and decreases in accounts payable and accrued and other liabilities. The decrease in accounts receivable was primarily due to collection efforts during the period and the increase in inventories was primarily due to reschedules of a number of light source system shipments from the first half of 2007 to the second half of 2007 and an increase in our field inventory to support chipmaker pulse utilization rates and customer service contracts. Net cash used in operating activities for the six months ended June 30, 2008 primarily reflects lower net income for the period, significant increases in inventory, decreases in accrued expenses and other liabilities and changes in the balances of income taxes payable and receivable during the six months ended June 30, 2008. This use of cash was partially offset by a decrease in accounts receivable during the period. The increase in inventory is due primarily to increases in our field spare parts inventory to support the increased utilization of our light sources, to provide for faster spare parts availability to support the new XLR installations and to support our OnPulse® service agreements. The increase in inventory also reflects EUV work in process inventory in support of planned production demand. The decrease in accounts receivable was due to ongoing collection efforts.

        Net cash provided by investing activities was $142.6 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $39.1 million for the six months ended June 30, 2008. Net cash provided by investing activities during the six months ended June 30, 2007 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, the acquisition of $7.6 million of property and equipment and a $121,000 payment to acquire certain patent license rights. The majority of the proceeds from sold and matured investments during the six months ended June 30, 2007 were used to fund the purchase of 4,166,300 shares of common stock during the second quarter of 2007 under a $300 million board approved stock repurchase program. Net cash used in investing activities for the six months ended June 30, 2008 was due primarily due to the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $15.0 million of property and equipment, the majority of which relates to building improvement costs associated with our EUV research, development and productization efforts.

        Net cash used in financing activities was $157.9 million and $13.6 million for the six months ended June 30, 2007 and 2008, respectively. Net cash used in financing activities for the six months ended June 30, 2007 primarily reflects the purchase of shares of our common stock totaling $171.7 million. This cash used in financing activities was partially offset by proceeds received from the exercise of employee stock options totaling $12.1 million and the tax windfall for the period from stock options exercises totaling $1.8 million. Net cash used in financing activities for the six months ended June 30, 2008 reflects the purchase of shares of our common stock totaling $14.6 million and a tax shortfall for the period from stock option exercises totaling $54,000. These were partially offset by proceeds received from the exercise of employee stock options during the period totaling $1.1 million.

        Our primary near term potential cash commitment is in February 2009 when the $140.7 million in principal amount of our 3.5% convertible subordinated notes that are currently outstanding will mature. These notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal or an effective conversion price of $50.00 per share and are redeemable by us if the price of our common stock reaches certain levels. We are currently determining how we will proceed given the credit market, our forecasted cash generation capabilities and cash requirements to support ongoing operations, and the consideration that these bonds mature in early 2009.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

        There have been no material changes to our contractual obligations from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

SUBSEQUENT EVENT

        Total purchases under our $100 million stock repurchase program through August 1, 2008 were $21.8 million or 762,800 shares of which $14.6 million or 495,900 shares were repurchased through June 30, 2008. As of August 1, 2008 we have $78.2 million of the original authorization available for future purchases of our common stock under this program.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. We expect that the adoption of SFAS No. 162 will not have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which applies to all convertible debt instruments that have a "net settlement feature", which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We will adopt FSP APB 14-1 as of January 1, 2009 and are currently evaluating the impact that its adoption will have on our consolidated financial statements.

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

        As of June 30, 2008, we had outstanding forward contracts to buy U.S. $28.3 million for 3.0 billion Yen under foreign currency exchange facilities with contract rates ranging from 97.9 Yen to 107.1 Yen per U.S. dollar. These contracts expire on various dates through January 2009.

        Our forward contracts generally qualify for hedge accounting treatment per the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in accumulated other comprehensive income (loss). Subsequently, we reclassify the gain or loss to cost of revenues in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred loss, net of tax, for those that qualify for hedge accounting treatment totaled $362,000 and $17,000, respectively, as of June 30, 2008. For the six months ended June 30, 2007, we recorded foreign currency exchange gains which totaled $429,000 whereas for the six months ended June 30, 2008, we recorded foreign currency exchange losses which totaled $69,000. Both were included in other income (expense), net on the accompanying unaudited condensed consolidated statements of income.

        A 10% adverse change in the exchange rate of the Japanese Yen against the U.S. dollar would decrease the fair value of these forward contracts by $3.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that a 10% change in the foreign exchange rate of the Japanese Yen against the U.S. dollar would have an immaterial impact on the consolidated results of operations. We will continue to monitor our exposure to foreign currency fluctuations in all countries in which we do business, particularly in Korea where we have a manufacturing facility. Since the end of 2007, the exchange rate for the Korean Won as compared to the U.S. dollar has fluctuated significantly and we have recorded foreign currency exchange gains and losses associated with this fluctuation in the first two quarters of 2008. We will consider using hedging transactions such as the forward contracts currently used in Japan to minimize the effect of such foreign currency fluctuations in Korea or our other foreign operations as deemed appropriate. Although we enter into forward contracts, they may not be adequate to eliminate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our results of operations.

Investment and Debt Risk

        We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $261,000 for the six months ended June 30, 2008.

        We also currently hold one auction rate security within our investment portfolio which was purchased according to our investment policy in October 2007 at a par value of $5.6 million. Although this auction rate security is insured, the company that insures it was downgraded as of the end of March 2008 and again as of the end of June 2008. As a result of the continued downgrading of the company that insures this auction rate security, the auction rate security itself has also continued to be downgraded. This auction rate security has gone to auction every 28 days since November 2007 and has failed at every auction. As a result of these failed auctions, the continued downgrading of the auction rate security and the company that insures it, and the current credit market crisis, we have recorded impairment charges on this investment totaling $4.8 million to properly reflect its fair value at June 30, 2008. Of this impairment, $3.8 million was identified and recorded in the three months ended March 31, 2008 and the additional $1.0 million was identified and recorded in the three months ended June 30, 2008. Since we determined that these were other-than-temporary impairments, we recorded these as a write-down of investments in other income (expense), net in the accompanying unaudited condensed consolidated statements of income. It is uncertain that we will be able to liquidate this auction rate security in the near term and the likelihood is high that we will hold this auction rate security in excess of twelve months. Therefore, we have classified the $767,000 fair value of this auction rate security as a long-term investment on our unaudited condensed consolidated balance sheet at June 30, 2008. Since this auction rate security is immaterial to our overall cash and investment balances, we do not anticipate that our inability to liquidate it at its current fair value in the near term or long term will have an affect on our liquidity.

        In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Because the interest rate is fixed, we believe there is no risk of increased expense. To date, we have repurchased, at a discount to par, $109.2 million of these notes. The principal amount outstanding at June 30, 2008 was $140.7 million and the fair value of such debt based on quoted market prices on June 30, 2008 was $139.8 million. Per the fair value hierarchy defined in SFAS No. 157, "Fair Value Measurements", which we adopted effective January 1, 2008, this fair value qualifies as a level 1 input since it is based on observable prices which we obtain from Bloomberg at the end of each quarterly reporting period.

ITEM 4.    Controls and Procedures

         Evaluation of disclosure controls and procedures.    For the second quarter of 2008, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2008, and concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

         Changes in internal control over financial reporting.    There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Our revenues and operating results from quarter to quarter and year to year have varied in the past and our future operating results may continue to fluctuate significantly.

        Factors that contribute to fluctuations in our revenues and operating results include:

  •
  global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

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

  •
  increases or decreases in market penetration by our competitor;

  •
  demand for reduced product lead time from our customers;

  •
  the mix of light source models, and the level of installed base products and service revenues in our total revenues;

  •
  changes in the price and profitability of our products;

  •
  our ability to develop and implement new technologies and introduce new products that meet our customers' needs;

  •
  utilization rates of light sources by our chipmaker customers and sales of installed base products and services;

  •
  our ability to manage our manufacturing requirements;

  •
  foreign currency exchange rate fluctuations in the countries in which we do business;

  •
  our investments in marketable securities;

  •
  changes in our effective tax rate;

  •
  worldwide political instability;

  •
  changing global economic conditions, including rising energy prices, inflation, unemployment and credit availability; and

  •
  intellectual property protection.

        We have historically derived the majority of our quarterly and annual revenues from selling light source systems and ongoing service and support products for systems used in semiconductor manufacturing. In recent years, light source sales have accounted for approximately half of our revenue in a given period. Because we sell a limited number of light source system products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate ongoing support revenues based on system usage. As our installed base of light source systems continue to grow, the service and support revenues generated by these light sources have a significant impact on our business operations. Our operating results for a particular period may be adversely affected if our customers reduce usage rates or change their buying patterns.

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

        We derive a substantial portion of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers ("OEMs"), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase installed base products, upgrades and service directly from us in support of the light source products. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is volatile and unpredictable.

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

        Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and to a lesser extent, the associated installed base products and support services. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to meet our customers' needs and to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results from time to time, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

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

        Three large companies, ASML, Nikon and Canon dominate the photolithography tool business. Collectively, these three customers accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended June 30,
	2007	2008
ASML	37%	25%
Nikon	16%	18%
Canon	5%	4%

Total	58%	47%

        Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31, 2007	June 30, 2008
ASML	31%	29%
Nikon	25%	23%
Canon	3%	3%

Total	59%	55%

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

        We sell excimer light source systems, including KrF and ArF systems, and support, including installed base products and service support. We expect these light source systems and the related support to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. Our excimer light sources are used in DUV photolithography equipment for the manufacture of semiconductor devices with features of and smaller than 250 nm. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools and the rate at which they continue to manufacture devices with progressively smaller features.

        The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

  •
  performance of new ArF immersion-specific resists;

  •
  potential shortages of specialized materials used in DUV optics;

  •
  the productivity of double-patterning ArF lithography tools; and

  •
  consolidation of chipmakers.

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

        To benefit our customers with more productive, lower cost of operation systems and to continue to grow our business, our existing light source products and their process capabilities must be enhanced, and we must develop and manufacture new products to serve other semiconductor applications. We cannot guarantee that we will be able to manage our business growth effectively. Nor can we guarantee that we will be able to accelerate the development of new enhancements to our existing products and create new products. Further, we may not be able to effectively integrate new products and applications into our current operations. Any of these risks could materially harm our business, financial condition and results of operations.

        Future technologies such as EUV, nano-imprint lithography, and certain maskless lithography techniques may render our KrF and ArF excimer light source products obsolete. We must manage product transitions, as introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

        We are facing and expect to continue facing significant competition from current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and have or are planning to introduce new products to this market, which may affect our ability to sell our new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material effect on our financial results.

*We face competition from one company and may face competition from additional competitors who enter the market.

        Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. We currently have one competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Over the past couple of years, Gigaphoton has been successful in gaining market penetration in the DUV light source industry and is continuing to aggressively try to gain additional market penetration. We know that our customers have purchased products from this competitor and that our customers have qualified this competitor's light sources for use with their products.

        Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources which represents a steady and significant installed base products and service revenue stream for us, and they may attempt to supply replacement parts to that installed base. If any existing or future competitors gain market acceptance, we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

Failure to effectively maintain our direct field service and support organization could have a material adverse effect on our business.

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

  •
  effectively manage our inventory levels; and

  •
  attract, train, retain and motivate key personnel.

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

*We depend on key personnel, especially management and technical personnel, who may be difficult to attract and retain.

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

  •
  our ability to attract, train and retain highly-skilled key personnel; and

  •
  the ability of our personnel and key management to continue to expand, motivate and manage our employee base.

        If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

*Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.

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

        Many of our major customers and many of the chipmakers who use our light source products in their photolithography systems are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with U.S. export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries. We self insure certain risks including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

        We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times through 2025.

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

*The parties to whom we have provided research and development services may dispute the ownership of the intellectual property that we developed while performing these services.

        In the past, funds from research and development arrangements with third parties have been used to pay for a portion of our own research and development expenses. We received these funds from government-sponsored programs and from customers in connection with our design and development of specific products. Periodically, funds from lithography tool manufacturers and chipmakers are used to fund a small portion of our research and development expenses. In providing these research and development services to these manufacturers, we try to make contractually clear who owns the intellectual property that results from the research and development services we perform. However, disputes over the ownership or rights to use or market this intellectual property may arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

*We may be subject to patent litigation to enforce patents issued to us or defend ourselves against claimed infringement by our competitor or any other third party.

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

*Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rate may be adversely affected by a number of factors including:

  •
  changes in available tax credits, particularly the federal research and development tax credit, which expired on December 31, 2007;

  •
  the jurisdictions in which profits are determined to be earned and taxed;

  •
  the resolution of issues arising from tax audits with various tax authorities;

  •
  changes in the valuation of our deferred tax assets and liabilities;

  •
  adjustments to estimated taxes upon finalization of various tax returns;

  •
  increases in expenses not deductible for tax purposes;

  •
  changes in tax laws or the interpretation of such tax laws, such as the 199 manufacturing deduction which currently provides a tax benefit;

  •
  changes in generally accepted accounting principles; and

  •
  the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

        Any significant increase in our future effective tax rates could adversely impact net income in future periods. In addition, the U.S. Internal Revenue Service ("IRS") and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Not applicable

  (b)
  Not applicable

  (c)
  On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time.

        The following table provides information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2008 to April 30, 2008	—	$—	—	$100.0 million
May 1, 2008 to May 31, 2008	495,900	29.49	495,900	$85.4 million
June 1, 2008 to June 30, 2008	—	—	—	$85.4 million

Total	495,900	$29.49	495,900

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Cymer held its Annual Meeting of Stockholders on May 22, 2008. Out of 30,375,763 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 28,310,401 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

  Proposal 1. The election of the following eight directors to serve for one year. The votes for the nominated directors were as follows:

Director's Name	Votes For	Votes Withheld
Charles J. Abbe	28,059,048	251,353
Robert P. Akins	27,797,711	512,690
Edward H. Braun	28,058,018	252,383
Michael R. Gaulke	28,057,300	253,101
William G. Oldham	28,058,078	252,323
Peter J. Simone	26,684,551	1,625,850
Young K. Sohn	28,058,700	251,701
Jon D. Tompkins	28,058,278	252,123

  Proposal 2. Ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2008. 27,999,327 votes were cast for approval, 288,944 votes were cast against, 22,130 votes were abstained and there were no broker non-votes.

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

CYMER, INC.
Date: August 5, 2008	By:	/s/ NANCY J. BAKER Nancy J. Baker Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

CYMER, INC. FORM 10-Q For the Quarterly Period Ended June 30, 2008 INDEX
  ITEM 1. Financial Statements
CYMER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2008 (Unaudited)
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