Form 10-Q
period 2008-09-30
CYMER INC
filed 2008-11-03
CIK 897067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The total number of shares of Common Stock, with $0.001 par value, outstanding on October 31, 2008 was 29,606,731.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

INDEX

ITEM 1.    Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$222,754	$305,707
Short-term investments	37,485	22,355
Accounts receivable—net	78,539	91,875
Accounts receivable—related party	644	1,112
Inventories	184,359	129,757
Deferred income taxes	42,590	42,147
Income taxes receivable	13,377	—
Prepaid expenses and other assets	12,172	8,930

Total current assets	591,920	601,883
PROPERTY AND EQUIPMENT—NET	116,276	116,725
LONG-TERM INVESTMENTS	16,567	29,443
DEFERRED INCOME TAXES	20,896	19,272
GOODWILL	8,833	8,833
INTANGIBLE ASSETS—NET	10,661	12,951
OTHER ASSETS	6,310	5,045

TOTAL ASSETS	$771,463	$794,152

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,361	$23,980
Accounts payable—related party	1,356	4,428
Accrued warranty	25,585	24,350
Accrued payroll and benefits	14,426	24,406
Accrued patents, royalties and other fees	4,087	3,303
Convertible subordinated notes	140,722	—
Income taxes payable	—	13,468
Deferred revenue	15,994	4,974
Other current liabilities	2,616	4,569

Total current liabilities	225,147	103,478
CONVERTIBLE SUBORDINATED NOTES	—	140,722
INCOME TAXES PAYABLE	22,054	17,755
DEFERRED REVENUE	—	5,562
OTHER LIABILITIES	14,395	17,401

Total liabilities	261,596	284,918

MINORITY INTEREST	5,671	5,711

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—$.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock—authorized 100,000,000 shares; $.001 par value, 42,426,000 shares issued and 29,574,000 shares outstanding at September 30, 2008; 42,339,000 shares issued and 30,290,000 shares outstanding at December 31, 2007	42	42
Additional paid-in capital	585,053	579,711
Treasury stock at cost (12,852,000 and 12,049,000 common shares) at September 30, 2008 and December 31, 2007 respectively	(473,580)	(450,704)
Accumulated other comprehensive income (loss)	(14,539)	214
Retained earnings	407,220	374,260

Total stockholders' equity	504,196	503,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$771,463	$794,152

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
REVENUES:
Product and service sales	$110,943	$130,371	$357,536	$378,684
Product sales—related party	450	1,754	1,800	3,090

Total revenues	111,393	132,125	359,336	381,774

COST OF REVENUES	58,855	65,899	186,272	187,684

GROSS PROFIT	52,538	66,226	173,064	194,090

OPERATING EXPENSES:
Research and development	24,334	21,367	71,272	60,760
Sales and marketing	5,853	6,845	18,366	19,595
General and administrative	8,030	9,934	27,123	28,473

Total operating expenses	38,217	38,146	116,761	108,828

OPERATING INCOME	14,321	28,080	56,303	85,262

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)	(6,359)	1,527	(6,428)	1,956
Write-down of investments	(270)	—	(5,103)	—
Interest and other income	2,014	4,027	7,722	16,250
Interest and other expense	(1,625)	(1,704)	(4,923)	(4,807)

Total other income (expense)—net	(6,240)	3,850	(8,732)	13,399

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	8,081	31,930	47,571	98,661

INCOME TAX PROVISION	2,829	11,010	16,650	34,099
MINORITY INTEREST	483	750	2,039	2,363

NET INCOME	$5,735	$21,670	$32,960	$66,925

EARNINGS PER SHARE:
Basic earnings per share	$0.19	$0.69	$1.10	$1.94

Weighted average common shares outstanding—basic	29,665	31,395	30,034	34,573

Diluted earnings per share	$0.19	$0.65	$1.08	$1.84

Weighted average common shares outstanding—diluted	29,779	34,588	32,952	37,852

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$32,960	$66,925
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,198	19,016
Non-cash stock-based compensation	4,525	4,363
Minority interest	(2,039)	(2,363)
Provision for deferred income taxes	(2,643)	13,162
(Gain) loss on disposal and impairment of property and equipment	(11)	298
Write-down of investments	5,103	—
Change in assets and liabilities:
Accounts receivable—net	12,973	8,133
Accounts receivable—related party	468	(922)
Income taxes receivable	(13,741)	(5,228)
Inventories	(56,090)	(19,137)
Prepaid expenses and other assets	(5,231)	(2,068)
Accounts payable	(3,718)	10
Accounts payable—related party	(3,072)	(2,334)
Accrued expenses and other liabilities	(13,058)	(936)
Deferred revenue	5,309	7,555
Income taxes payable	(9,104)	(1,589)

Net cash provided by (used in) operating activities	(27,171)	84,885

INVESTING ACTIVITIES:
Acquisition of property and equipment	(19,174)	(13,491)
Purchases of investments	(90,309)	(76,044)
Proceeds from sold or matured investments	81,184	210,565
Acquisition of patents	—	(121)

Net cash provided by (used in) investing activities	(28,299)	120,909

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,752	12,803
Cash investment in joint venture received from minority shareholder	2,000	—
Tax windfall (shortfall) from stock option exercises	(935)	1,876
Repurchase of common stock into treasury	(22,876)	(287,960)

Net cash used in financing activities	(20,059)	(273,281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,424)	3,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,953)	(64,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	305,707	302,098

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$222,754	$237,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,357	$5,252

Income taxes paid, net	$42,162	$25,801

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008

(Unaudited)

1. BASIS OF PRESENTATION

        Unaudited Interim Financial Statements—The accompanying unaudited condensed consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned subsidiaries and majority-owned joint venture, TCZ, Pte. Ltd. ("TCZ") (collectively, "Cymer"), without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements at that date; however it does not include all disclosures required by accounting principles generally accepted in the United States.

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

        Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of Cymer, Inc. and the accounts of our wholly-owned subsidiaries. We also consolidate the financial position and results of operations of TCZ and reflect the minority interest in the joint venture in our unaudited condensed consolidated financial statements. Earnings or losses of TCZ are distributed in accordance with the respective percentage interests of the joint owners. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

Nine Months Ended September 30, 2008

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities. Although SFAS No. 157 increases the level of disclosures required for us for certain of our financial assets and liabilities, it did not have a material impact on our unaudited condensed consolidated financial statements. See Note 9, "Fair Value Measurements" for our SFAS No. 157 disclosures for the nine months ended September 30, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This Statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This Statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. This Statement became effective for us on January 1, 2008. Based upon our analysis and implementation of SFAS No. 159 as it relates to our balance sheet accounts, we did not elect the fair value option permitted in SFAS No. 159 for any of our eligible financial assets or liabilities. Therefore, SFAS No. 159 did not have any impact on our unaudited condensed consolidated financial statements.

        Reclassifications—Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

2. STOCKHOLDERS' EQUITY

  Equity Awards

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

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

2. STOCKHOLDERS' EQUITY (Continued)

        Long-Term Incentive Bonus Program—In October 2007, the compensation committee of our board of directors approved the Long Term Incentive Bonus Program ("LTIP") which became effective January 1, 2008 for our executive officers and certain key employees. Any potential equity based bonuses awarded under the LTIP are calculated based on a target dollar amount. This target amount is divided into two equity award components to be granted from our Incentive Plan: 50% of the target amount in time-based vesting stock options and 50% in performance-based restricted stock units ("PRSUs"). In January 2008, we granted stock options to purchase 434,000 shares under the LTIP and they will vest over our standard four-year schedule. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on the grant date only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period. During the nine months ended September 30, 2008, 159,000 PRSU's were granted at 100% of the target number of shares under the LTIP.

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

        Share-Based Compensation—The components of share-based compensation expense for employees, non-employee directors and non-employees for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options—employees and non-employee directors	$904	$917	$2,671	$3,147
Stock options—non-employees or change in status	4	14	32	123
Restricted stock unit awards—employees	173	213	500	567
Restricted stock units—non-employee directors	175	175	554	526
Performance restricted stock unit awards—employees	63	—	768	—

Total share-based compensation	$1,319	$1,319	$4,525	$4,363

        For the nine months ended September 30, 2008, we realized a tax shortfall for share-based compensation of approximately $935,000. The tax windfall realized for share-based compensation for the nine months ended September 30, 2007 totaled approximately $1.9 million.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

2. STOCKHOLDERS' EQUITY (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income, net unrealized gains and losses on effective foreign currency forward exchange contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and net unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying unaudited condensed consolidated balance sheets.

        Comprehensive income (loss) consisted of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$5,735	$21,670	$32,960	$66,925
Foreign currency translation adjustments(1)	(5,566)	2,174	(14,301)	3,288
Unrealized gains (losses) on available-for-sale
investments, net of tax	(314)	211	(302)	311
Unrealized losses on foreign currency exchange contracts, net ot tax	(69)	(20)	(176)	(54)
Unrealized pension gains (losses), net of taxes	16	2	26	(1)

Comprehensive income (loss)	$(198)	$24,037	$18,207	$70,469

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2008	December 31, 2007
Foreign currency translation adjustments(1)	$(14,264)	$37
Unrealized gains (losses) on available for sale investments, net of tax	(73)	229
Unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	(86)	90
Unrealized pension losses, net of taxes	(116)	(142)

Accumulated other comprehensive income (loss)	$(14,539)	$214

    (1) Since the beginning of 2008 and most notably in the third quarter of 2008, several of the foreign currencies in which our subsidiary offices operate have weakened significantly against the U.S. Dollar which impacts the comprehensive income (loss) on our unaudited condensed consolidated balance sheets. The most volatile of these currencies during the nine month period ended September 30, 2008 was the Korean Won and to a lesser extent the Euro. For the first nine months of 2007, and the year ended December 31, 2007 several of the foreign currencies in which we conduct business, primarily the Japanese Yen, the Korean Won and the Euro, strengthened or remained stable against the U.S. dollar.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

2. STOCKHOLDERS' EQUITY (Continued)

  Stock Repurchase Program

        In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. Through September 30, 2008, we purchased 803,500 shares for $22.9 million under this program.

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

        The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
NET INCOME:
Net income, as reported	$5,735	$21,670	$32,960	$66,925
Interest expense on convertible subordinated notes, net of taxes	—	919	2,692	2,710

Net earnings available to common shareholders, diluted	$5,735	$22,589	$35,652	$69,635

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	29,665	31,395	30,034	34,573
Effect of dilutive securities:
Options, stock units and ESPP	114	379	104	465
Assumed conversion of subordinated notes	—	2,814	2,814	2,814

Diluted weighted average common shares outstanding	29,779	34,588	32,952	37,852

Earnings per share:
Basic	$0.19	$0.69	$1.10	$1.94

Diluted	$0.19	$0.65	$1.08	$1.84

        For the three months ended September 30, 2008 and 2007, weighted average options to purchase shares of common stock totaling approximately 2.7 million shares and 794,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

3. EARNINGS PER SHARE (Continued)

nine months ended September 30, 2008 and 2007, weighted average options to purchase shares of common stock totaling approximately 2.7 million shares and 752,000 shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three months ended September 30, 2008, weighted average common stock attributable to convertible subordinated notes consisting of 2.8 million shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Additionally, for the three and nine months ended September 30, 2008, weighted average restricted stock units totaling approximately 139,000 shares and 138,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. There were no anti-dilutive shares related to restricted stock units for the three or nine month period ended September 30, 2007.

4. INVENTORIES

        Inventories are written down to the lower of cost or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. This value approximates the first-in, first-out method. Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
INVENTORIES:
Raw materials	$43,673	$43,238
Work-in-progress	29,095	21,610
Finished goods	111,591	64,909

Total	$184,359	$129,757

        The increase in inventories for the nine months ended September 30, 2008 was due primarily to increases in our field replacement parts inventory to support the increased utilization of our light sources, to provide for faster replacement parts availability to support new XLR light source system installations and to support our OnPulse® service agreements. The increase in inventory also includes Extreme Ultraviolet ("EUV") systems that are currently being built in support of planned production demand.

5. INCOME TAXES

        The tax provision of $16.7 million for the nine months ended September 30, 2008 reflects an annual effective rate of 36.5% without the recently reinstated federal research and development credit included. The rate for both the three and nine months ended September 30, 2008 of 35% is lower than the forecasted annual effective rate due to the impact of discrete items recorded in the third quarter of 2008. Our forecasted annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. On October 3, 2008, the currently expired federal research and development tax credit was signed into law and reinstated retroactively to

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

5. INCOME TAXES (Continued)

January 1, 2008. As it was signed into law subsequent to September 30, 2008, there was no benefit associated with it taken in our third quarter or year-to-date tax provision. The annual effective rate with the federal research and development credit included is expected to be approximately 33%.

        As of September 30, 2008, the balance of our net FASB Interpretation No. 48 ("FIN 48") liability was $22.1 million. The balance is $1.1 million higher than the balance at June 30, 2008. This increase is due to additional interest accrued on our FIN 48 reserve and the impact of certain temporary items that were trued up when the 2007 U.S. income tax return was filed in the third quarter of 2008. There was no material net impact to the 2008 tax provision for the quarter or the year as a result of these items.

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

6. GUARANTEES AND WARRANTIES

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

        Product warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of revenues in the unaudited condensed consolidated statements of income and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision monthly using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product's life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

6. GUARANTEES AND WARRANTIES (Continued)

        The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$26,410	$28,975	$24,350	$29,450
Liabilities accrued for warranties issued, net of adjustments and expirations	3,163	3,251	15,288	11,143
Warranty expenditures incurred during the period	(3,988)	(5,741)	(14,053)	(14,108)

Balance as of September 30	$25,585	$26,485	$25,585	$26,485

        We agree to indemnify our customers, and the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, as well as certain of our development and supply agreements, generally include intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay court-ordered damages attributable to any proven infringement, including attorney's fees associated with settlements or litigation in respect of such claims, provided that the party involved used the tool or made the component or subsystem in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not of our design, and provided further that the party involved follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings. As of September 30, 2008, we were not subject to any pending intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

7. RELATED PARTY TRANSACTIONS

        Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH ("Zeiss"). As a result of the formation of our TCZ joint venture in July 2005 and under the terms of the joint venture agreement which was amended in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. We recorded revenue associated with these related party transactions of $450,000 and $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and $1.8 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, we had an accounts receivable balance of $644,000 and $1.1 million, respectively, and an accounts payable balance of $1.4 million and $4.4 million, respectively, all of which were associated with these related party transactions with Zeiss.

        During the third quarter of 2008, we and Zeiss agreed to make an additional $5.0 million cash contribution to TCZ. This additional contribution was split following the terms of the Joint Venture

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

7. RELATED PARTY TRANSACTIONS (Continued)

Agreement or 60% from us and 40% from Zeiss. Both parties made their portion of this contribution to TCZ prior to September 30, 2008.

8. CONTINGENCIES AND COMMITMENTS

        We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of any currently known legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

9. FAIR VALUE MEASUREMENTS

        We adopted SFAS No. 157, "Fair Value Measurements" as of January 1, 2008, with the exception of the application of the statement to our non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the fair value provisions of SFAS No. 157 currently include those measured within goodwill, intangible and long-lived assets impairment testing.

        SFAS No. 157 currently applies to all financial assets and liabilities that are being measured and reported on at fair value on a recurring basis. This includes certain items we currently report in cash equivalents and available-for-sale securities within our cash and cash equivalents, short term and long term investments on the accompanying unaudited condensed consolidated balance sheets. In addition, our derivatives, which consisted of foreign currency forward exchange contracts, are reported at fair value and are included in the scope of SFAS No. 157.

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

        Upon our adoption of SFAS No. 157, assets and liabilities recorded at fair value in our unaudited condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels as defined by the fair value hierarchy in SFAS No. 157 are as follows:

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

9. FAIR VALUE MEASUREMENTS (Continued)

Level 1—	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly at the measurement date.
Level 3—
Inputs are unobservable for the asset or liability and usually reflect the reporting entity's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

        The majority of our available-for-sale securities and our foreign currency forward exchange contracts are priced via independent providers. In obtaining such valuation information from third parties, we have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets.

         Available-for-Sale Securities.    The fair values of our available-for-sale securities are determined by a matrix pricing which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio. As a result of the continued crisis in the credit market and the recent weakening of the U.S. economy, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our available-for-sale securities. Based upon the types of holdings which are included in our investment portfolio, we determined that these Level 2 inputs were reflective of fair value for our available-for-sale securities as of September 30, 2008.

         Auction Rate Securities.    We currently hold one auction rate security ("ARS") within our investment portfolio which is classified as an available-for-sale-security and has a par value of $5.6 million. Under normal market conditions, we would determine the fair value of this ARS based on observable market prices for identical or similar instruments. However, due to the continuing crisis in the credit markets and the fact that this ARS has failed in multiple auctions since being purchased by us in October 2007, we have been unable to obtain such market data on which to base our valuation thus far in 2008. Therefore, we have been calculating the fair value of this ARS at the end of each reporting period utilizing a discounted cash flow model which is a Level 3 input in the fair value hierarchy. This model assumes that we will enter into a credit default swap to protect the par value of the ARS and that it will settle in 40 years. Other inputs to this discounted cash flow calculation include a coupon rate and a default swap risk rate over the 40 year period. As a result of utilizing this model, we determined that the fair value of this ARS was $497,000 at September 30, 2008 which resulted in an impairment to date of $5.1 million or approximately 91% of its par value during the nine month period ended September 30, 2008. In addition to this ARS having multiple failed auctions since it was purchased, the company that insures the ARS and the ARS itself were significantly downgraded during the first half of 2008. As a result of the failed auctions associated with this ARS, the magnitude of the impairment, the downgrading of the ARS itself and the company that insures it, and the continuing

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

9. FAIR VALUE MEASUREMENTS (Continued)

credit market crisis, we determined that the $5.1 million impairment to date was other-than-temporary. Since we determined that this was an other-than-temporary impairment, we recorded this as a write-down of investments in other income (expense), net in the accompanying unaudited condensed consolidated statements of income. Of this $5.1 million impairment, $270,000 was identified and recorded in the three months ended September 30, 2008. This additional impairment in the third quarter of 2008 was primarily due to the increase in the interest rates associated with credit default swaps, one of the inputs included in our model to determine the fair value of the ARS at the end of the period. It is uncertain that we will be able to liquidate this ARS in the near term and the likelihood is high that we will hold this ARS in excess of 12 months. Therefore, we have classified the $497,000 fair value of this ARS as a long-term investment on our unaudited condensed consolidated balance sheet at September 30, 2008.

         Derivative Instruments.    Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default derivatives are not available to us; therefore, we use the spread over LIBOR for the current yield on our convertible note. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. As a result of the continued crisis in the credit market and the recent weakening of the U.S. economy, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our derivative instruments. Based upon our review of our derivative instruments and the credit worthiness of the parties associated with them, we determined that the Level 2 inputs currently being used were reflective of the fair value of our derivative instruments as of September 30, 2008.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

9. FAIR VALUE MEASUREMENTS (Continued)

        Our financial assets and financial liabilities measured at fair value on a recurring basis which are subject to the disclosure requirements of SFAS No. 157 at September 30, 2008 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$165,208	$57,546	$—	$222,754
Auction rate securities	—	—	497	497
Other available-for-sale securities	—	53,555	—	53,555

Total Assets	$165,208	$111,101	$497	$276,806

Liabilities:
Foreign currency forward exchange contracts	$—	$592	$—	$592

Total Liabilities	$—	$592	$—	$592

        The following table summarizes the change in balance sheet carrying value associated with the ARS which was the only Level 3 financial instrument carried at fair value at September 30, 2008 (in thousands):

Balance at January 1, 2008	$—
Transfers in and out of Level 3	5,600
Total realized and unrealized gains (losses) included in earnings	(5,103)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	—

Balance at September 30, 2008	$497

        We currently have convertible subordinated notes which are outstanding and these notes are recorded at face value on our unaudited condensed consolidated balance sheets. Per the guidance in SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", we are required to disclose the fair value of such notes at the end of each reporting period. The principal amount of the notes outstanding at September 30, 2008 was $140.7 million and the fair value of such debt based on Bloomberg quoted market prices at September 30, 2008 was $139.3 million. As there are quoted prices for our convertible subordinated notes in active markets, our disclosure is based on a Level 1 input per the SFAS No. 157 fair value hierarchy.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2008

(Unaudited)

10. SEGMENT OPERATIONS

        Our primary business is to design, manufacture and sell excimer light source systems and installed base products and services for use in photolithography systems used in the manufacture of semiconductors. We are also a 60% majority-owner of TCZ, which is developing a process tool for use in the manufacture of flat panel displays. These two businesses constitute separate reporting segments per the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") as they each serve a different customer base, one in the semiconductor capital equipment industry and the other in the flat panel display industry. Prior to the third quarter of 2008, the TCZ segment did not exceed the quantitative thresholds included in SFAS No. 131. As such, we did not provide segment disclosures prior to the third quarter of 2008. Information related to our Cymer and TCZ segments is as follows (in thousands):

	Cymer	TCZ	Total
REVENUE AND NET INCOME
Three months ended September 30, 2008(1)
Revenue	$111,393	$—	$111,393

Net income (loss)	$6,391	$(656)	$5,735

Three months ended September 30, 2007(1)
Revenue	$132,125	$—	$132,125

Net income (loss)	$22,760	$(1,090)	$21,670

Nine months ended September 30, 2008(1)
Revenue	$359,336	$—	$359,336

Net income (loss)	$35,848	$(2,888)	$32,960

Nine months ended September 30, 2007(1)
Revenue	$381,774	$—	$381,774

Net income (loss)	$70,288	$(3,363)	$66,925

ASSETS
September 30, 2008(2)
Total assets	$756,280	$15,183	$771,463

December 31, 2007(2)
Total assets	$777,823	$16,329	$794,152

    (1)
    TCZ net loss is presented net of intercompany eliminations and minority interest.

    (2)
    TCZ total assets are presented net of intercompany eliminations

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities Exchange Commission on February 27, 2008.

Forward-Looking Statements

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our planned research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as "believes," "anticipates," "expects," "plans," "intends" and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

        We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by the three lithography tool manufacturers, and we provide installed base products and services ("IBPS") to support chipmakers that use these light sources in the production of advanced wafer patterning applications. We currently supply deep ultraviolet ("DUV") light sources to each of the lithography tool manufacturers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell IBPS, which include replacement parts, various service offerings and upgrades to lithography tool manufacturers as well as directly to chipmakers. We provide worldwide service and support through certified field service engineers, and we have replacement parts depots located close to many of our customers throughout the world. Our light source systems currently constitute many of the excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of lithography light sources, many of the consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

        We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and IBPS. The TCZ segment is targeting the growing market for low-temperature poly-silicon ("LTPS") processing used in the manufacture of flat panel displays. No sales or revenues have been earned or recorded to date for our TCZ segment. Additional information regarding our reporting segment is contained in Note 10 to our unaudited condensed consolidated financial statements and in this Item 2. under Results of

Operations—Three Months Ended September 30, 2008 and 2007 and Nine Months Ended September 30, 2008 and 2007.

        Since we derive a substantial portion of our revenues from lithography tool manufacturers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. The semiconductor equipment industry historically has experienced periodic ups and downs, some of them more pronounced than others.

        The most recent growth year for the semiconductor equipment industry was 2006, during which we achieved record revenue and net income levels. We and many of the companies in our industry initially expected 2007 to be another growth year but as the year progressed, some chipmakers reduced capital equipment purchases in conjunction with delays in their planned build-outs of new fabs. In the first three quarters of 2008, global economic conditions continued to worsen, negatively effecting consumer spending on electronics. As a result, chipmakers have further reduced their capital spending and are delaying deliveries of capacity equipment. This has resulted in lithography tool manufacturers reducing their demand for our light sources in the first three quarters of 2008 compared to the same period in the prior year.

        Our light source system shipments have historically tracked with the semiconductor-equipment cycle while our IBPS business scales with light source system utilization and installed base growth. As a result, our IBPS revenue has grown in the first three quarters of 2008 compared to the first three quarters of 2007. However, our total revenue declined approximately six percent in the first nine months of 2008 as compared to the same period in 2007.

        Demand for our most advanced XL Series argon fluoride ("ArF") light sources remained strong in the first nine months of 2008. We shipped 39 ArF light sources for immersion applications in the first three quarters of 2008. Our XLR Series of light sources have accounted for the majority of these shipments with the XLR500i being selected by chipmakers in the Memory, Foundry and Logic sectors. During the third quarter of 2008, we introduced—and received multiple orders for—the newest member of the XLR Series, the XLR 500d, designed for dry ArF applications at the 32nm node. We believe that we are also well-positioned to support double patterning at the 32nm node with the XLR 600i, the industry's first 90W ArF light source designed for use in immersion double patterning applications. We received additional orders for multiple XLR 600i systems in the third quarter of 2008, while multiple units of the XLR500d and XLR600i are scheduled for shipment in late 2008. With product demand heavily weighted toward these high productivity ArF light sources; our currency adjusted average selling price ("ASP") continued to rise, reaching $1.6 million during the third quarter of 2008.

        We entered into a number of new OnPulse™ contracts with our customers during the third quarter of 2008. OnPulse contributes to our IBPS revenue and we now have more than 950 production light sources under such coverage at 23 different chipmakers and 51 fabs. However, we saw utilization at foundry and memory customers slow in the third quarter of 2008, driving a reduction in pulse usage. Though subject to variations in installed base utilization, we believe that our IBPS provide us with a foundation that will help weather a very difficult capital equipment environment. Given the challenges facing our customers, we view this time period as an opportunity for our IBPS to help chipmakers maximize their tool productivity and reduce their cost of operations.

        In the third quarter of 2008, we continued to make progress on our laser produced plasma EUV source development. In late September 2008, at the EUVL Symposium, we announced that we had achieved a new industry milestone by producing one megajoule of EUV energy within a 24 hour run-time. One megajoule is enough EUV energy to process 250 300mm wafers. We also demonstrated further improvement in our industry leading debris mitigation technology, keeping the collector clean while measuring stable, uninterrupted transmitted power continuously for eight hours on a fully integrated system. Our first two commercial EUV sources are being assembled in the EUV manufacturing area of our facility in San Diego, California. We expect to ship the first EUV source late this year, and anticipate shipping additional sources during 2009. Additionally, we are making progress in TCZ, our joint venture with Zeiss that is developing a production tool for the flat panel display industry. TCZ is currently building multiple production tools, and anticipates delivering its first prototype tool in late 2008 or early 2009.

        The semiconductor and semiconductor capital equipment industries are currently operating in a rapidly changing business environment. Lower consumer spending, tighter credit markets, and rising unemployment are reducing consumer demand for electronics, resulting in an overall slowdown in semiconductor capital spending, including lithography. Visibility into customers' investment plans has been reduced and the timing for capacity orders is uncertain. We expect fourth quarter 2008 light source system and IBPS demand to be lower than in the third quarter of 2008. We anticipate that customer demand will continue to be largely driven by orders for leading edge immersion light sources, and that the recent pattern of investment by logic chipmakers will continue. We also believe that lithography demand will continue to exceed demand for overall semiconductor capital equipment, driven by increasing need for advanced immersion and double patterning applications over the next several years.

        We are focused on winning each light source selection by providing customers with increased performance, productivity and lower cost of operations. We continue to review our overall cost structure, and we will take additional actions based on changing business conditions. We will continue to strengthen our leadership position by investing responsibly in research and development, delivering new XLR features and capabilities and successfully commercializing our EUV source product. We are also focused on increasing efficiencies within manufacturing and the field, driving continuous improvement in quality and reliability, and we are working to optimize our field inventory levels.

        We maintain a website at www.cymer.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report.

Critical Accounting Policies and Estimates

  General

        The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for bad debts, long-lived assets valuation, goodwill and intangible assets valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Actual results could vary from our estimates if we were to use different assumptions and conditions.

        We believe that revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, and income taxes require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements than do other of our accounting estimates and judgments.

  Revenue Recognition

        Our revenues consist of product sales, which primarily include sales of light source systems, replacement parts, and to a lesser extent, training, service, upgrades, and refurbishments of our light source systems.

        The sales of our light source systems generally include training and installation services. We determined that these elements qualify as one unit of accounting under Emerging Issues Task Force Bulletin No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer—1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, one of our arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

        Revenue from replacement parts is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these replacement part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly which is based on historical experience. Revenue associated with our OnPulse® pulse utilization contracts is recognized based on actual pulse usage of the replacement parts in each light source system covered under the contract.

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

  Inventory Valuation

        Our inventories are written down to the lower of cost or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. This value approximates the first-in, first-out method. We evaluate the need to record adjustments for impairment of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, replacement parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we either do not have expected usage based on our forecasted demand for the next 12 months or that we do not expect to have a high likelihood of use beyond 12 months is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

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

  Refurbished Inventories

        As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to the sale of a replacement part or 2) as a reduction in cost of revenues if the return of the core assembly is related to a part being replaced under our warranty or per the terms of an active service contract with our customer. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from that consumed assembly.

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

        We actively engage in product improvement programs and processes to limit our warranty costs, but our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures at customer sites. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex light sources. Although we classify these newly released light source models as having a higher risk in our warranty model resulting in higher warranty provisions, we are more likely to have differences between the estimated and actual warranty costs for these new products. This is due to us having limited or no historical product performance data on which to base our future warranty costs. Warranty provisions for our older and more established light source models are more predictable as we have more historical information available on these products. If actual product failure rates or estimated costs to repair those product failures were to differ from our estimates, revisions to our estimated warranty provision would be required, which could have a material adverse effect on our financial condition and results of operations.

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

        If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period and could materially impact our financial condition and operating results.

        During the first quarter of 2008, we granted performance restricted stock units ("PRSUs") to our executive officers and certain key employees under our new Long-Term Incentive Program which became effective on January 1, 2008. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified group of peer companies over a three-year performance period and eligible individual's management by objectives ("MBO") achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. During each quarter over the three-year performance period, we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income growth) as compared to the specified peer group companies as defined by the plan over the three year period and 2) the expected average percentage achievement of each of the participant's individual MBO goals over the three year period. The results of these two estimates will be used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each reporting period, we will reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our financial condition and operating results.

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

RESULTS OF OPERATIONS

        The following table sets forth certain items in our unaudited condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product and service sales	99.6%	98.7%	99.5%	99.2%
Product sales—related party	0.4%	1.3%	0.5%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	52.8%	49.9%	51.8%	49.2%

Gross Profit	47.2%	50.1%	48.2%	50.8%

Operating expenses:
Research and development	21.8%	16.2%	19.8%	15.9%
Sales and marketing	5.3%	5.2%	5.1%	5.1%
General and administrative	7.2%	7.5%	7.6%	7.5%

Total operating expenses	34.3%	28.9%	32.5%	28.5%

Operating income	12.9%	21.2%	15.7%	22.3%
Total other income (expense)—net	(5.6)%	2.9%	(2.4)%	3.5%

Income before income tax provision and minority interest	7.3%	24.1%	13.3%	25.8%
Income tax provision	2.5%	8.3%	4.6%	8.9%
Minority interest	0.4%	0.6%	0.6%	0.6%

Net income	5.1%	16.4%	9.3%	17.5%

        We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and IBPS. The TCZ segment is targeting the growing market for LTPS processing used in the manufacture of flat panel displays. No sales or revenues were earned or recorded for the three or nine months ended September 30, 2008 and 2007 for the TCZ segment. As a result, no cost of revenue was recorded for these same periods. The discussion which follows for operating expenses and other income and expenses includes our consolidated expenses and identifies expenses associated with the TCZ segment for the three and nine months ended September 30, 2008 and 2007. Additional information regarding our reporting segments is contained in Note 10 to our unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2008 and 2007

         Revenues.    The types of revenue that we generate and how we recognize revenue for each is explained above under the heading "Critical Accounting Policies and Estimates". The following table summarizes the components of our revenue and provides comparisons from period to period (in thousands, except units sold and percentage change):

	For the three months ended September 30,		2008 vs. 2007
			Increase (Decrease)	% Change
	2008	2007
Light source systems:
Revenue	$34,118	$64,079	$(29,961)	-47%

Units sold	21	47	(26)	-55%

Average selling price(1)	$1,620	$1,376	$244	18%

IBPS revenue	$77,222	$67,967	$9,255	14%

Other revenue	$53	$79	$(26)	-33%

Total revenue	$111,393	$132,125	$(20,732)	-16%

    (1)
    The calculation of average selling price excludes $97,000 and includes $591,000 of deferred light source system revenue for the three months ended September 30, 2008 and 2007, respectively.

        Total revenue decreased 16% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to a 47% decline in light source system revenues which was partially offset by a 14% increase in IBPS revenue from period to period. The decrease in light source revenues is primarily due to the number of light source systems that we sold as a result of the slowing in the semiconductor capital equipment industry. A total of 21 light source systems were sold at an average selling price of $1.6 million in the three months ended September 30, 2008 compared to 47 light sources systems at an average selling price of $1.4 million in the three months ended September 30, 2007. The average selling price of our light source systems increased 18% period over period due to a higher concentration of sales of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light source. Our IBPS revenue growth from period to period was driven by high pulse utilizations of our light sources, our growing installed base of light sources and strong adoption of OnPulse® contracts. There were no sales recorded or revenues earned associated with our TCZ segment for the three months ended September 30, 2008 or 2007. We expect our revenue to decline in the fourth quarter of 2008 as compared to the third quarter of 2008 due to the continued slowing in the semiconductor capital equipment industry and the overall decline in the global economy.

        Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to a customer within the following twelve months. In addition, our DUV backlog does not include services which will be provided to our customers in the future or under service contracts. For the period ended September 30, 2008, our DUV backlog totaled $50.4 million and total DUV bookings were $111.6 million which yielded a book-to-bill ratio of 1.0 compared to the period ended September 30, 2007, where our DUV backlog totaled $110.9 million and total DUV bookings were $151.1 million which yielded a book-to-bill ratio of 1.14. The decline in our DUV backlog and book to bill ratio period over period primarily reflects the slowing in the semiconductor capital equipment industry and a corresponding decline in the demand for our light source systems. Although the decline in the DUV bookings period over period reflects the slowdown in the semiconductor industry and the decline in light source system demand, the DUV bookings from period to period was positively impacted by an increase in the demand for our IBPS.

        We installed 23 light sources at chipmakers and other end-users for the three months ended September 30, 2008 as compared to 55 light sources installed during the three months ended September 30, 2007.

        Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and Europe and, to a lesser extent, other Asian countries. Approximately 82% and 86% of our sales for the three months ended September 30, 2008 and 2007, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 21% and 26% of total revenues for the three months ended September 30, 2008 and 2007, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from Cymer San Diego as the parent corporation. We anticipate that international sales will continue to account for a significant portion of our sales.

         Cost of Revenues.    Cost of revenues includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of revenues also includes foreign exchange gains and losses on foreign currency forward exchange contracts ("forward contracts") associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of revenues. We do not charge our customers for shipping fees. The cost of revenues decreased 11% to $58.9 million for the three months ended September 30, 2008 from $65.9 million for the three months ended September 30, 2007. This decrease was primarily due to lower costs associated with our reduced light source system sales from period to period, which was partially offset by higher costs associated with sales of our IBPS. There were no cost of revenues recorded associated with the TCZ segment for the three months ended September 30, 2008 or 2007.

        Gross profit decreased to $52.5 million with a 47.2% gross margin for the three months ended September 30, 2008 from $66.2 million with a 50.1% gross margin for the three months ended September 30, 2007. The decline from period to period is primarily due to the increasing percentage of sales attributable to our IBPS which typically generate lower margins. We anticipate that gross margin will remain at or below the third quarter 2008 level in the fourth quarter of 2008 due to lower overall sales and the continued shift in our sales mix to our IBPS.

         Research and Development.    Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 13.9% to $24.3 million for the three months ended September 30, 2008 from $21.4 million for the three months ended September 30, 2007 due primarily to costs associated with our EUV source development and to a lesser extent, costs for our LTPS product development efforts associated with the TCZ joint venture and ongoing DUV product development efforts. The increase in research and development costs were offset by decreases in variable compensation costs from period to period of $1.7 million associated with our incentive programs, some of which we do not expect to fund in 2008. As a percentage of total revenues, research and development expenses increased to 21.8% for the three months ended September 30, 2008 from 16.2% for the three months ended September 30, 2007. We expect that our investment in research and development will continue and we anticipate that research and development expenses will remain relatively flat in the fourth quarter of 2008.

        Research and development expenses for the TCZ segment associated with their LTPS product development efforts decreased 23% to $1.0 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007 due primarily to a reduction of depreciation expense associated with certain demonstration equipment.

         Sales and Marketing.    Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 14.5% to $5.9 million for the three months ended September 30, 2008 from $6.8 million for the three months ended September 30, 2007. The decrease in sales and marketing expenses from period to period primarily reflects a $549,000 decrease in variable compensation costs associated with our incentive bonus programs, some of which we do not expect to fund in 2008, and decreases in professional fees and travel related expenses. These decreases in sales and marketing expenses were partially offset by increases in employee related salaries and benefits. As a percentage of total revenues, sales and marketing expenses increased slightly to 5.3% for the three months ended September 30, 2008 compared to 5.2% for the three months ended September 30, 2007. We anticipate that sales and marketing expenses will remain relatively flat in the fourth quarter of 2008 as compared to the third quarter of 2008 levels.

        Sales and marketing expenses associated with the TCZ segment increased 105% to $517,000 for the three months ended September 30, 2008 from $253,000 for the three months ended September 30, 2007 due primarily to increases in employee compensation and benefits related expenses

         General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs. General and administrative expenses decreased 19% to $8.0 million for the three months ended September 30, 2008 from $9.9 million for the three months ended September 30, 2007 primarily due to a $1.5 million decrease in variable compensation costs associated with our incentive bonus programs, some of which we do not expect to fund in 2008. In addition, general and administrative expenses decreased from period to period due to a $715,000 decrease in professional fees and recruiting fees. These decreased expenses from period to period were partially offset by a $363,000 increase in employee compensation and benefits and travel expenses. As a percentage of total revenues, general and administrative expenses decreased to 7.2% for the three months ended September 30, 2008 compared to 7.5% for the three months ended September 30, 2007. We anticipate that general and administrative expenses will remain relatively flat in the fourth quarter of 2008 as compared to the third quarter of 2008 levels.

        General and administrative expenses associated with the TCZ segment decreased 124% to a negative expense of $66,000 for the three months ended September 30, 2008 from $277,000 for the three months ended September 30, 2007 due primarily to a decrease in variable costs associated with the TCZ incentive program. This reduction was due to amounts recorded in the prior year which we reversed in the third quarter of 2008 due to changes in TCZ's expected results which were identified in the third quarter of 2008.

         Total Other Income (Expense)—Net.    Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense, net totaled $6.2 million for the three months ended September 30, 2008 compared to other income, net of $3.9 million for the three months ended September 30, 2007. The change from net other income to net other expense from period to period was primarily due to foreign currency exchange losses of $6.4 million which we recorded during the three months ended September 30, 2008 as compared to foreign currency gains of $1.5 million which we recorded during the three months ended September 30, 2007. This change from foreign currency exchange gains to losses from period to period was primarily due to the volatility of the foreign currencies in which our subsidiary offices conduct business as measured against the U.S. Dollar. In the third quarter of 2007, several of these currencies strengthened against the U.S. Dollar, whereas in the third quarter of 2008, their value, particularly that of the Korean Won and the Euro, significantly declined against the U.S. Dollar. To mitigate the risk of future foreign currency exchange exposure, we are expanding our foreign currency hedging program and transitioning other currency related business practices to be more U.S. Dollar centric.

        This change from net other income to net other expense was also caused by a reduction in interest income from period to period as a result of lower overall cash and investment balances and lower interest rate yields. We also recorded an additional $270,000 write-down of our sole auction rate security that is included in our investment portfolio and has a par value of $5.6 million. Based on the continued crisis in the credit market and changes to one of the key inputs we use to value the auction rate security, we recorded an additional impairment at September 30, 2008 which we determined was other-than-temporary.

        Total other income (expense), net associated with the TCZ segment reflects other expense, net of $176,000 for the three months ended September 30, 2008 compared to net other income of $140,000 for the three months ended September 30, 2007. This change primarily reflects foreign currency exchange losses recorded during the three months ended September 30, 2008 compared to foreign currency exchange gains recorded during the same period in 2007.

         Income Tax Provision.    The tax provision of $2.8 million and $11.0 million for the three months ended September 30, 2008 and 2007, respectively, reflects a tax rate for the quarter of 35.0% and 34.6%, respectively. The increase in the quarterly tax rate from 2007 to 2008 is primarily attributable to the expiration of the federal research and development credit on December 31, 2007. Our annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. On October 3, 2008, the currently expired federal research and development tax credit was signed into law and reinstated retroactively to January 1, 2008. The reinstatement of this credit in the fourth quarter of 2008 will benefit our annual effective tax rate and lower it from 36.5% to approximately 33%.

Nine Months Ended September 30, 2008 and 2007

         Revenues.    The following table summarizes certain measures and the components of our revenue (in thousands, except units sold and percentage change):

	For the nine months ended September 30,		2008 vs. 2007
			Increase (Decrease)
	2008	2007		% Change
Light source systems:
Revenue	$120,466	$180,987	$(60,521)	-33%

Units sold	81	147	(66)	-45%

Average selling price(1)	$1,486	$1,235	$251	20%

IBPS	$238,588	$200,249	$38,339	19%

Other revenue	$282	$538	$(256)	-48%

Total revenue	$359,336	$381,774	$(22,438)	-6%

    (1)
    The calculation of average selling price excludes $67,000 and includes $591,000 of deferred light source system revenue for the nine months ended September 30, 2008 and 2007, respectively.

        Total revenue decreased 6% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a decline of 33% in light source system sales which was partially offset by an increase in our IBPS revenue. The decrease in light source revenues is primarily due to the lower number of light source systems that we sold which was driven by reduced semiconductor capital equipment spending. In the nine months ended September 30, 2008, we sold 81 light source systems compared to 147 in the nine months ended September 30, 2007. The average selling price of our lasers increased 20% from period to period to $1.5 million in the nine months ended September 30, 2008 from $1.2 million in the nine months ended September 30, 2007. This increase in the average selling price is due to the continued adoption of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light source. On a foreign currency adjusted basis, the average selling price increased 21% period over period, due to the continued shift in the product mix to our higher priced ArF light source systems. ArF light source systems accounted for 91% of light source systems revenue for the nine months ended September 30, 2008 as compared to 82% of light source system revenue for the nine months ended September 30, 2007. The continued growth in our IBPS revenue has been driven by increasing pulse utilization of our existing light source systems by chipmaker customers, our growing installed base of light sources, the strong adoption of our OnPulse® service product and the sales of other productivity enhancements such as GLX. There were no sales recorded or revenues earned associated with the TCZ segment for the nine months ended September 30, 2008 or 2007.

        Sales to our three lithography tool manufacturing customers, ASML, Canon, and Nikon, amounted to 24%, 4% and 18%, respectively, of total revenue for the nine months ended September 30, 2008, and 35%, 4% and 18%, respectively, of total revenue for the nine months ended September 30, 2007. Sales of IBPS made directly to chipmakers accounted for 54% of total revenue for the nine months ended September 30, 2008 and 43% of total revenue for the nine months ended September 30, 2007.

        Approximately 84% and 86% of our sales for both the nine months ended September 30, 2008 and 2007, respectively, were derived from customers outside the United States.

         Cost of Revenues.    The cost of revenues decreased 1% to $186.3 million for the nine months ended September 30, 2008 from $187.7 million for the nine months ended September 30, 2007. This decrease was primarily due to lower costs associated with the decrease in sales of our light source systems from period to period. This decrease was offset by higher costs associated with our IBPS, higher overall warranty costs and higher manufacturing rework costs from period to period. There was no cost of revenues recorded associated with the TCZ segment for the nine months ended September 30, 2008 or 2007.

        Gross profit decreased to $173.1 million with a 48.2% gross margin for the nine months ended September 30, 2008 from $194.1 million with a 50.8% gross margin for the nine months ended September 30, 2007. This decrease in gross profit and gross margin from period over period is primarily due to a higher overall warranty expense and the increasing percentage of our revenues from IBPS which typically generate lower margins.

         Research and Development.    Research and development expenses increased 17.3% to $71.3 million for the nine months ended September 30, 2008 from $60.8 million for the nine months ended September 30, 2007 due primarily to increases in costs associated with our EUV source development and, to a lesser extent, costs for our LTPS product development efforts associated with our TCZ joint venture and ongoing DUV product development efforts. These increases in research and development expenses were partially offset by a $3.7 million decrease from period to period in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007 but do not expect to fund in 2008. As a percentage of total revenues, research and development expenses increased to 19.8% for the nine months ended September 30, 2008 from 15.9% for the nine months ended September 30, 2007.

        Research and development expenses associated with the TCZ segment increased 19% to $3.5 million for the nine months ended September 30, 2008 from $2.9 million for the nine months ended September 30, 2007 due to increases in employee compensation and benefits expenses, consulting and outside services expenses.

         Sales and Marketing.    Sales and marketing expenses decreased 6.3% to $18.4 million for the nine months ended September 30, 2008 from $19.6 million for the nine months ended September 30, 2007. The decrease in sales and marketing expenses from period to period was primarily due to a $1.6 million decrease in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007, but do not expect to fund in 2008. This decrease in expense was partially offset by increases in employee compensation and benefits, public relations and travel expenses. As a percentage of total revenues, sales and marketing expenses were 5.1% for the nine months ended September 30, 2008 and September 30, 2007.

        Sales and marketing expenses associated with the TCZ segment decreased 36% to $1.2 million for the nine months ended September 30, 2008 from $1.8 million for the nine months ended September 30, 2007 due primarily to a decrease in employee compensation and benefits and travel and entertainment expenses.

         General and Administrative.    General and administrative expenses decreased 4.7% to $27.1 million for the nine months ended September 30, 2008 from $28.5 million for the nine months ended September 30, 2007. The decrease in general and administrative expenses from period to period was primarily due to a $2.0 million decrease in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007, but which we do not expect to fund in 2008. In addition, professional fees decreased from period to period primarily due to a $1.7 million decline in advisory fees which reflects costs incurred for the adoption and implementation of FIN 48 during the nine months ended September 30, 2007. This decrease in expense was offset by a $1.3 million increase in employee compensation and benefits and travel expenses from period to period. As a percentage of total revenues, general and administrative expenses increased slightly to 7.6% for the nine months ended September 30, 2008 from 7.5% for the nine months ended September 30, 2007.

        General and administrative expenses associated with the TCZ segment decreased 47% to $591,000 for the nine months ended September 30, 2008 from $1.1 million for the nine months ended September 30, 2007 due primarily to a decrease in variable costs associated with the TCZ incentive program. This reduction was due to amounts recorded in the prior year which we reversed in the third quarter of 2008 due to changes in TCZ's expected results which were identified in the third quarter of 2008. These decreases were partially offset by an increase in outside services expense.

         Total Other Income (Expense)—Net.    Other expense, net totaled $8.7 million for the nine months ended September 30, 2008 compared to other income, net of $13.4 million for the nine months ended September 30, 2007. The loss from net other income to net other expense from period to period was primarily due to foreign currency exchange losses of $6.4 million which we recorded during the nine months ended September 30, 2008 as compared to foreign currency gains of $2.0 million which we recorded during the nine months ended September 30, 2007. This change from foreign currency exchange gains to losses from period to period is primarily due to the volatility of the foreign currencies in which our subsidiary offices conduct business as measured against the U.S. Dollar. In the third quarter of 2007, several of these currencies strengthened against the U.S. Dollar, whereas in the third quarter of 2008, their value, particularly that of the Korean Won and the Euro significantly declined against the U.S. Dollar. To mitigate the risk of future foreign currency exchange exposure, we are expanding our foreign currency hedging program and transitioning other currency related business practices to be more U.S. Dollar centric.

        This change from net other income to net other expense was also caused by a significant reduction in interest income from period to period as a result of lower overall cash and investment balances and lower interest rate yields. Additionally, we recorded a $5.1 million write-down of our investments for the nine months ended September 30, 2008 related to the sole auction rate security that is included in our investment portfolio and has a par value of $5.6 million. Based on the continued crisis in the credit market, the significant downgrading of this auction rate security in 2008, and an update to one of the key inputs used by us to calculate its value, our evaluation of its fair value at September 30, 2008 resulted in an other-than-temporary impairment totaling $5.1 million.

        Total other income (expense), net associated with the TCZ segment reflects other expense, net of $145,000 for the nine months ended September 30, 2008 compared to net other income of $415,000 for the nine months ended September 30, 2007. This change primarily reflects foreign currency exchange losses recorded during the three months ended September 30, 2008 compared to foreign currency exchange gains recorded during the same period in 2007. In addition, TCZ had lower interest income from period to period as a result of lower overall cash and investment balances in 2008 as compared to 2007.

         Income Tax Provision.    The tax provision of $16.7 million and $34.1 million for the nine months ended September 30, 2008 and 2007, respectively, reflects a tax rate for the year of 35.0% and 34.6%, respectively. The tax rate for the nine months ended September 30, 2008 is lower than the annual effective tax rate of 36.5%, as estimated without the recently reinstated federal research and development tax credit included, due to the impact of certain discrete items which were recorded in the third quarter of 2008. Our future annual effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. On October 3, 2008, the currently expired federal research and development tax credit was signed into law and reinstated retroactively to January 1, 2008. The reinstatement of this credit in the fourth quarter of 2008 will benefit our annual effective tax rate and lower it from 36.5% to approximately 33%.

LIQUIDITY AND CAPITAL RESOURCES

        Historically we have funded our operations primarily from cash generated from operations, the proceeds of note offerings, and the proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock and to repurchase principal on our convertible subordinated notes. As of September 30, 2008, we had approximately $222.8 million in cash and cash equivalents, $37.5 million in short-term investments, $16.6 million in long-term investments, and $366.8 million in working capital.

         Operating Activities.    Net cash used in operating activities was $27.2 million for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $84.9 million for the nine months ended September 30, 2007. Net cash used in operating activities for the nine months ended September 30, 2008 primarily reflects lower net income for the period, significant increases in inventory, decreases in accrued expenses and other liabilities and changes in the balances of income taxes payable and receivable during the period. This use of cash was partially offset by a decrease in accounts receivable during the period. The increase in inventory is due primarily to increases in our field inventory to support the increased utilization of our light sources, to provide for faster replacement parts availability and optimize field inventory to support the new XLR light source system installations and to support our OnPulse® usage agreements. The increase in inventory also includes EUV systems that are currently being built in support of planned production demand. The decrease in accounts receivable was due to ongoing collection efforts, and the changes in the income tax accounts were primarily due to significant tax payments that were made during the nine month period ended September 30, 2008.

        Net cash provided by operating activities for the nine months ended September 30, 2007 primarily reflects high net income for the period, decreases in accounts receivable balances and increases in deferred revenue which were partially offset by increases in inventories, decreases in accounts payable and decreases in accrued and other liabilities. The decrease in accounts receivable was primarily due to increased collection efforts during the period, and the increase in inventories was primarily due to an increase in our field inventory to support chipmaker pulse utilization rates and customer service contracts. The increase in deferred revenue was primarily due to prepayments received from ASML during the third quarter of 2007 for purchase orders we received from them under our multi-year EUV supply agreement.

         Investing Activities.    Net cash used in investing activities was $28.3 million for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $120.9 million for the nine months ended September 30, 2007. Net cash used in investing activities for the nine months ended September 30, 2008 was due primarily due to the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $19.2 million of property and equipment, a significant portion of which relates to building improvement costs and engineering equipment associated with our EUV research, development and productization efforts.

        Net cash provided by investing activities during the nine months ended September 30, 2007 reflects the timing of short-term and long-term investments that matured and were reinvested during the period, the acquisition of $13.5 million of property and equipment and a $121,000 payment to acquire certain patent license rights. The majority of the proceeds from sold and matured investments during the nine months ended September 30, 2007 were used to fund the purchase of 7,194,000 shares of common stock for $288.0 million during the second and third quarters of 2007 under a $300 million board approved stock repurchase program.

         Financing Activities.    Net cash used in financing activities was $20.1 million and $273.3 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in financing activities for the nine months ended September 30, 2008 reflects the purchase of shares of our common stock totaling $22.9 million and a tax shortfall for the period from stock option exercises totaling $935,000. These were partially offset by an additional cash investment received from Zeiss, the TCZ minority shareholder, in the amount of $2.0 million and the exercise of employee stock options during the period totaling $1.8 million.

        Net cash used in financing activities for the nine months ended September 30, 2007 primarily reflects the purchase of shares of our common stock totaling $288.0 million. This cash used in financing activities was partially offset by proceeds received from the exercise of employee stock options totaling $12.8 million and a tax windfall for the period from stock options exercises totaling $1.9 million.

         Effect of Exchange Rate Changes.    The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $7.4 million for the nine months ended September 30, 2008 compared to an increase in cash of $3.3 million for the nine months ended September 30, 2007. Most of our foreign subsidiary offices operate in currencies other than the U.S. Dollar and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Since the beginning of 2008 and most notably in the third quarter of 2008, several of the foreign currencies in which our subsidiary offices operate have weakened significantly against the U.S. Dollar. The most volatile of these currencies during the nine month period ended September 30, 2008 were the Korean Won, and to a lesser extent, the Euro. Not only did the Korean Won weaken dramatically against the U.S. Dollar in the third quarter of 2008, but we had significant cash balances denominated in Korean Won as of September 30, 2008. As a result, cash and cash equivalents were negatively impacted by $7.4 million as of September 30, 2008. For the first nine months of 2007, several of the foreign currencies in which we conduct business, primarily the Japanese Yen, the Korean Won and the Euro, strengthened against the U.S. Dollar. As a result, cash was positively impacted by $3.3 million for the subsidiary office balances denominated in these currencies at September 30, 2007.

        Our primary near term potential cash commitment is in February 2009 when the $140.7 million in principal amount of our 3.5% convertible subordinated notes that are currently outstanding will mature. These notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal or an effective conversion price of $50.00 per share and are redeemable by us if the price of our common stock reaches certain levels. We anticipate that we will use our existing cash and cash equivalents to repay our convertible notes when they mature in February 2009.

        We require substantial working capital to fund our business, particularly to finance inventories, including purchase orders with our vendors, accounts receivable, and for capital expenditures. Our future capital requirements depend on many factors, including our manufacturing activity, the timing and extent of spending to support product development efforts, expansion of sales and marketing and field service and support, competitive labor market compensation requirements, the timing of introductions of new products and enhancements to existing products, and the market acceptance of our products. We believe that after repaying the convertible notes in February 2009, cash generated from operations along with the liquidity provided by our remaining cash balances and short-term investments will be sufficient to sustain our operations, fund our ongoing technology leadership and potential future growth and provide for any potential future expansion of our business for at least the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

        There have been no material changes to our contractual obligations from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We will adopt FSP 157-2 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our unaudited condensed consolidated financial statements.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position. This provision will be effective for us for the fiscal year ending December 31, 2008. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. We plan on utilizing the second approach which allows a company to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at December 31, 2008. We do not expect its adoption to have a material impact on our unaudited condensed consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—amendments of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our unaudited condensed consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 as of January 1, 2009 and are currently evaluating the impact of this pronouncement on our unaudited condensed consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective November 15, 2008 and we will adopt it as of such date. We do not expect that the adoption of this pronouncement will have a material impact on our unaudited condensed consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which applies to all convertible debt instruments that have a "net settlement feature", which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We will adopt FSP APB 14-1 as of January 1, 2009 and are currently evaluating the impact that its adoption will have on our unaudited condensed consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We conduct business in several international currencies through our global operations. Until the beginning of 2008, our Japanese subsidiary posed our greatest foreign currency risk due to the large volume of business that we conduct in Japan and the volatility of the Japanese Yen. In 2008, our exposure to foreign currency risks associated with our other international subsidiary offices has increased, and most notably in Korea and the Netherlands due to the increase in intercompany activities and the volatility of Korean Won and the Euro against the U.S. Dollar. These foreign currency exposures primarily relate to the U.S. Dollar intercompany accounts payable balances recorded at these offices which have grown significantly in 2008 as we have increased our investment in field inventory at these locations in support of world class customer parts availability. In the third quarter of 2008, these higher intercompany balances combined with the significant decline in the value of the Korean Won and the Euro against the U.S. Dollar resulted in significant foreign currency losses for the period.

        Our risk management strategy to date has included the use of derivative financial instruments, principally forward contracts associated with our Japanese subsidiary, to manage our foreign currency risk exposure. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our inventories by Cymer Japan in U.S. Dollars for resale under firm third-party sales commitments denominated in Japanese Yen, as well as other foreign currency exposures including exposures related to intercompany debt. Our objective is to offset gains or losses resulting from these exposures with gains and losses on forward contracts, thereby reducing volatility of our earnings. We do not enter into forward contracts for speculative purposes.

        As a result of the additional foreign currency exposures we have experienced in 2008, we will be expanding our foreign currency hedging program and the use of forward contracts in certain of our subsidiary offices and will be transitioning other foreign currency related business practices to be more U.S. Dollar centric where we deem appropriate. Although we currently enter into forward contracts and will be expanding their use in the near term, they may not be adequate to eliminate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our financial condition and results of operations.

        As of September 30, 2008, we had outstanding forward contracts to buy U.S. $42.5 million for 4.5 billion Yen under foreign currency exchange facilities with contract rates ranging from 102.25 Yen to 108.73 Yen per U.S. Dollar. These contracts expire on various dates through April 2009.

        Our forward contracts generally qualify for hedge accounting treatment per the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, we defer changes in the fair value for the effective portion of these hedges and record the amount in accumulated other comprehensive income (loss). Subsequently, we reclassify the gain or loss to cost of revenues in the same period that the related sale is made to the third party. The fair value of all of our forward contracts and the deferred loss, net of tax, for those that qualify for hedge accounting treatment totaled to a liability of $592,000 and $86,000, respectively, as of September 30, 2008. For the nine months ended September 30, 2008, we recorded foreign currency exchange losses which totaled $6.4 million whereas for the nine months ended September 30, 2007, we recorded foreign currency exchange gains which totaled $2.0 million. The foreign currency loss for the nine months ended September 30, 2008 is primarily attributable to a significant decline in the Korean Won against the U.S. Dollar. The foreign currency gain for the nine months ended September 30, 2007 primarily reflects strengthening of the Korean Won, the Japanese Yen and the Euro against the U.S. Dollar during the period. These foreign currency gains and losses are primarily associated with our intercompany balances and are included in other income (expense), net on the accompanying unaudited condensed consolidated statements of income.

        A 10% adverse change in the exchange rate of the Japanese Yen against the U.S. Dollar would decrease the fair value of these forward contracts by $4.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that a 10% change in the foreign exchange rate of the Japanese Yen against the U.S. Dollar would have an immaterial impact on the consolidated results of operations.

Investment and Debt Risk

        We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $498,000 for the nine months ended September 30, 2008.

        We also currently hold one auction rate security within our investment portfolio which was purchased according to our investment policy in October 2007 at a par value of $5.6 million. Although this auction rate security is insured, the company that insures it was significantly downgraded in the first and second quarters of 2008. As a result of the downgrading of the company that insures this auction rate security, the auction rate security itself has also been downgraded. This auction rate security has gone to auction every 28 days since November 2007 and has failed at every auction. As a result of these failed auctions, the downgrading of the auction rate security and the company that insures it, and the current credit market crisis, we have recorded impairment charges on this investment totaling $5.1 million to properly reflect its fair value at September 30, 2008. Of this impairment, $3.8 million was identified and recorded in the three months ended March 31, 2008, $1.0 million was identified and recorded in the three months ended June 30, 2008 and $270,000 was identified and recorded in the three months ended September 30, 2008. The impairment charges recorded in the first and second quarters of 2008 were primarily due to the downgrading of the auction rate security itself and the company that insures it, whereas the impairment charge recorded in the third quarter of 2008 was due to the increase in the interest rates associated with credit default swaps, one of the key inputs used by us to calculate the fair value of the auction rate security. Since we determined that these were all other-than-temporary impairments, we recorded these as a write-down of investments in other income (expense), net in the accompanying unaudited condensed consolidated statements of income. It is uncertain that we will be able to liquidate this auction rate security in the near term and the likelihood is high that we will hold this auction rate security in excess of twelve months. Therefore, we have classified the $497,000 fair value of this auction rate security as a long-term investment on our unaudited condensed consolidated balance sheet at September 30, 2008. Since this auction rate security is immaterial to our overall cash and investment balances, we do not anticipate that our inability to liquidate it at its current fair value in the near term or long term will have an affect on our liquidity.

        In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Because the interest rate is fixed, we believe there is no risk of increased expense. To date, we have repurchased, at a discount to par, $109.2 million of these notes. The principal amount outstanding at September 30, 2008 was $140.7 million and the fair value of such debt based on quoted market prices on September 30, 2008 was $139.3 million. Per the fair value hierarchy defined in SFAS No. 157, "Fair Value Measurements", which we adopted effective January 1, 2008, this fair value qualifies as a level 1 input since it is based on observable prices which we obtain from Bloomberg at the end of each quarterly reporting period.

ITEM 4.    Controls and Procedures

         Evaluation of disclosure controls and procedures.    For the third quarter of 2008, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2008, and concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

         Changes in internal control over financial reporting.    There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        The risks described below may not be the only risks we face. Additional risks that we do not currently think are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

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

  •
  utilization rates of light sources by our chipmaker customers, sales of IBPS and pulse usage;

  •
  our ability to manage our manufacturing requirements;

  •
  foreign currency exchange rate fluctuations in the countries in which we do business;

  •
  our investments in marketable securities;

  •
  changes in our effective tax rate;

  •
  worldwide political instability;

  •
  changing global economic conditions, including rising energy prices, inflation, unemployment, turmoil in the credit markets and financial services industry and credit availability; and

  •
  intellectual property protection.

        We have historically derived the majority of our quarterly and annual revenues from selling light source systems and IBPS used in semiconductor manufacturing. In recent years, light source sales have accounted for approximately half of our revenue in a given period. Because we sell a limited number of light source system products, the precise time that we recognize revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate product revenues based on system usage. As our installed base of light source systems continues to grow, the product revenues generated by the operation of these light sources have a significant impact on our business operations. Our operating results for a particular period may be adversely affected if our customers reduce usage rates or change their buying patterns.

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

        We derive a substantial portion of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers ("OEMs"), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase IBPS directly from us in support of the light source products. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is volatile and unpredictable.

        As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while still maintaining our longer term strategies, continuing to provide outstanding products and support to our customers, and motivating and retaining our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet our customers' needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

        Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and to a lesser extent, the associated IBPS. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to meet our customers' needs and to remain competitive. Continued spending in furtherance of these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results from time to time, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

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

        Three large companies, ASML, Nikon and Canon dominate the photolithography tool business. Collectively, these three customers accounted for the following percentage of our total revenue during the periods indicated:

	Nine months ended September 30,
	2008	2007
ASML	24%	35%
Nikon	18%	18%
Canon	4%	4%

Total	46%	57%

        Collectively, these three companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	September 30, 2008	December 31, 2007
ASML	20%	31%
Nikon	25%	25%
Canon	2%	3%

Total	47%	59%

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

  •
  changes in the global economy or changes in economic conditions in the semiconductor or the photolithography tool industries; and

  •
  a decline in a customer's financial condition.

        At varying degrees, the loss of any significant business from or production problems for any one of these customers would harm our business and financial condition.

*Our revenue is derived from the sale of a limited number of models of our light source systems, and products and services in support of the installed base of light source systems being used in production.

        We sell excimer light source systems, including KrF and ArF systems, and IBPS. We expect these light source systems and the related support products to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. Our excimer light sources are used in DUV photolithography equipment for the manufacture of semiconductor devices with features of and smaller than 250 nm. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools and the rate at which they continue to manufacture devices with progressively smaller features.

        The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

  •
  performance of new ArF immersion-specific resists;

  •
  potential shortages of specialized materials used in DUV optics;

  •
  the productivity of double-patterning ArF lithography tools; and

  •
  consolidation of chipmakers.

        We cannot guarantee that these factors can or will be overcome or that the demand for our excimer light source products and IBPS will not be materially reduced. The demand for our light source products and IBPS, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

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

  •
  a failure to release new enhanced versions of our products on a timely basis; and

  •
  a decline in chipmaker light source utilization rates or retirement of light sources in our installed base.

*The uncertainty of the current economic and political conditions could harm our revenues and operating results.

        Current domestic and global economic conditions are uncertain. The recent turmoil in the economic environment in many parts of the world may continue to put pressure on global economic conditions.

        Our projected revenues and operating results are based on assumptions concerning certain levels of consumer and corporate spending. A general weakening of, or declining corporate or consumer confidence in, the global and domestic economy, or a reduction in corporate or consumer spending, could delay or decrease purchases of our products by our customers, which are driven in part because of indirect consumer demand for the end-market applications which incorporate our products.

        Our revenues and operating results may also be affected by uncertain or changing economic and market conditions, including the recent crisis in the credit markets and financial services industry. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

        At this time, chipmakers are continuing to expand their manufacturing capacity at 65 nm, and a growing number of manufacturers of certain types of memory chips are in production at 55 nm and below. Some advanced logic chips are now in production at 45 nm, while some memory manufacturers have recently commenced production at about the 45 nm node. Additionally, other types of chipmakers have a significant level of development underway at this node. These efforts, along with expanding use of ArF immersion lithography in production among certain memory manufacturers, are driving demand for our most advanced ArF light sources. At the same time, chipmakers also need tools for the less critical layers on wafers, which drive demand for our KrF light source products for DUV photolithography systems as well. After our chipmaker customers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments at a suitable level of capacity.

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

*We depend on a few key suppliers for purchasing components and subassemblies that are included in our products.

        We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers. For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier. To reduce the risk associated with this single supplier, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market conditions. Because many of these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. If we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would harm our operating results, financial condition and cash flows.

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

        Additionally, we are subject to the risks inherent in doing business globally, including:

  •
  fluctuations in exchange rates and currency controls;

  •
  unexpected changes in regulatory requirements;

  •
  political and economic conditions and instability, including the recent turmoil in the economic environment in many parts of the world;

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

        In addition to having a manufacturing plant located in Korea, many of our chipmaker customers are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Further, even though it has not been difficult for us to comply with U.S. export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries. We self insure certain risks including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

        One of our international subsidiary offices recently learned that some of its employees joined a labor union in October 2008. If these employees remain in the union, or if additional employees of this subsidiary decide to join the union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and results of operations.

*We are exposed to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be adversely affected by these fluctuations or declining economic conditions in the countries in which we operate.

        We have international subsidiaries that operate in foreign currencies and sell our product to most of their customers in these foreign currencies. All of our international subsidiary offices purchase the products that they sell to their customers from our corporate office in the United States in U.S. Dollars. Although these subsidiary offices are located in various countries in Asia and Europe, and we are subject to foreign currency exchange risks associated with all of these countries, we currently only hedge these foreign currency exposures at our Japanese subsidiary since it accounts for the single largest portion of our foreign operations. When we sell products to our Japanese subsidiary, the sale is denominated in U.S. Dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese Yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese Yen to the U.S. Dollar. We manage the exposure of our Japanese subsidiary to these fluctuations through forward contracts to hedge the subsidiary's purchase commitments. Although we enter into such forward contracts, they may not be adequate to eliminate the impact of our exchange rate exposure in Japan.

        In addition to the foreign currency exchange risk that we have associated with our Japanese subsidiary, the foreign currency exchange exposure has increased significantly in our other international subsidiary offices in 2008, particularly those offices located in Korea and the Netherlands. Since the beginning of 2008 the value of both the Korean Won and the Euro have been very volatile against that of the U.S. Dollar. In the third quarter of 2008, both of these currencies declined significantly against the U.S. Dollar, and as a result, we recorded significant foreign currency exchange losses during the period. As a result of the additional foreign currency exposures we have experienced in 2008, we will be expanding our foreign currency hedging program and the use of forward contracts to certain of our subsidiary offices and will be transitioning other foreign currency related business practices and processes to be more U.S. Dollar centric where we deem appropriate. Although we currently enter into forward contracts and will be expanding their use in the near term, they may not be adequate to eliminate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have or continue to have a material adverse effect on our financial condition and results of operations.

*Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

        We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times through 2026.

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

        We maintain a significant portfolio of investments in marketable securities, particularly in corporate and government fixed income securities and commercial paper. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by changes in interest rates, downgrades in the corporate bonds included in the portfolio, the recent turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio which could have a material adverse effect on our results of operations.

*Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rate may be adversely affected by a number of factors including:

  •
  changes in available tax credits, particularly the federal research and development tax credit, which was reinstated in October 2008 for 2008 and 2009;

  •
  the jurisdictions in which profits are determined to be earned and taxed;

  •
  the resolution of issues arising from tax audits with various tax authorities;

  •
  changes in the valuation of our deferred tax assets and liabilities;

  •
  adjustments to estimated taxes upon finalization of various tax returns;

  •
  increases in expenses not deductible for tax purposes;

  •
  changes in tax laws or the interpretation of such tax laws, such as the Internal Revenue Service ("IRS") Code Section 199 manufacturing deduction which currently provides a tax benefit;

  •
  changes in generally accepted accounting principles; and

  •
  the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

        Any significant increase in our future effective tax rates could adversely impact net income in future periods. In addition, the IRS Code Section 41 and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new Proxy rules, new NASDAQ Stock Market rules, new accounting pronouncements and the expected future requirement to transition to international financial reporting standards are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

        The following table provides information with respect to the shares of common stock repurchased by us during the three months ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2008 to July 31, 2008	225,000	$26.77	225,000	$79.3 million
August 1, 2008 to August 31, 2008	82,600	26.77	82,600	$77.1 million
September 1, 2008 to September 30, 2008	—	—	—	$77.1 million

Total	307,600	$26.77	307,600

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

CYMER, INC.
Date: November 3, 2008	By:	/s/ NANCY J. BAKER Nancy J. Baker Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

CYMER, INC. FORM 10-Q For the Quarterly Period Ended September 30, 2008 INDEX
  ITEM 1. Financial Statements
CYMER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
CYMER, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (In thousands, except per share data)
CYMER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
CYMER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Months Ended September 30, 2008 (Unaudited)
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