Form 10-K
period 2008-12-31
CYMER INC
filed 2009-02-27
CIK 897067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $26.88 for shares of the registrant's common stock on June 30, 2008 as reported on the NASDAQ Global Select Market, was $678,702,259. The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant's voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose. As of February 23, 2009, there were 29,659,917 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following document is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 21, 2009 which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

CYMER, INC.

2008 Annual Report on Form 10-K

i

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

        Cymer XLR, XLA, Nanolith, GLX, OnPulse, Insist on Cymer, and all other Cymer product or service names used herein are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein if any are the property of their respective holders.

PART I

Item 1.    Business

Overview

        We are the world's leading supplier of light sources used in the photolithography process for semiconductor, or chip, manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by our lithography tool manufacturers. Additionally, we provide installed base products in support of chipmaker customers who use our light sources in their advanced wafer patterning production processes. We currently supply deep ultraviolet ("DUV") light sources to our lithography tool manufacturer customers ASML, Canon and Nikon, who integrate the light source into their wafer steppers and scanners which they then provide to chipmakers. In addition, we sell replacement parts and support to lithography tool manufacturers as well as directly to chipmakers, who include all of the world's largest semiconductor manufacturers. Our light source systems constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As the leading supplier of these light sources, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. Our installed base of light sources totaled 3,374 light sources as of December 31, 2008.

        Our headquarters is in San Diego, California, where we design, develop and manufacture our light source systems and the majority of our replacement parts. To provide better support to our customers located outside of the United States, we maintain a replacement parts refurbishment facility and field service office in Korea, and field service and support offices in Japan, the Netherlands, China, Singapore and Taiwan. We also maintain a field service office in the United States to support our installed base of light sources located at our U.S. based chipmaker customers.

        Cymer, Inc. was incorporated in California in 1986 and reincorporated in Nevada on July 12, 1996. We currently have the following wholly owned operating subsidiaries: Cymer Japan, Inc. ("Cymer

Japan"), Cymer Singapore Pte. Ltd. ("Cymer Singapore"), Cymer B.V. in the Netherlands ("Cymer B.V."), Cymer Southeast Asia, Ltd., in Taiwan ("Cymer SEA"), Cymer Semiconductor Equipment Shanghai Co., Ltd., China ("Cymer PRC"), and Cymer Korea, Inc. ("Cymer Korea").

        We are the 60% owner of our joint venture entity, TCZ Pte. Ltd., which is a Singapore corporation that is targeting the growing market for low-temperature poly-silicon ("LTPS") processing used in the manufacture of organic light emitting diode ("OLED") flat panel displays. We formed our joint venture entity, which we refer to as "TCZ" (for Team Cymer Zeiss), with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to collectively with their affiliated entities as "Zeiss"). Zeiss owns 40% of TCZ.

Financial Information about Segments and Geographic Areas

        Information regarding our segments and geographic areas where we operate is contained in Note 16 to our Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006, and is incorporated herein by this reference.

Available Information

        We maintain a website to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available free of charge through the Investor Relations section of our website at http://www.cymer.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information accessible through our website does not constitute a part of this report.

        Copies of this report are also available free of charge from Cymer Corporate Investor Communications, 17075 Thornmint Court, San Diego, CA 92127. In addition, our Corporate Governance Guidelines, Code of Conduct and written charters of the committees of the Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our website and are available in print to any shareholder who requests a copy.

        You may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information we file with the SEC. The address of the SEC's website is http://www.sec.gov.

Industry Background

        The semiconductor industry is driven by demand for consumer electronic devices that contain semiconductor chips. The complexity of these chips has increased dramatically due to the demand for more sophisticated electronic devices that can provide more functionality, such as cellular phones with internet and video capability, video MP3 players, notebook computers that can download and play movies, automotive products, and advanced game consoles that are capable of driving the rapid action and vivid graphics that characterize today's increasingly realistic and interactive video games. Additionally, there is growing consumer demand for this increased functionality to be available virtually everywhere, through wireless connectivity. These advances have been achieved without the devices increasing in size or price because chipmakers have been able, over the years, to make each generation of chips with smaller features and finer circuitry than the previous generation. Semiconductor equipment suppliers have partnered with their chipmaker customers to enable the features on the chip to continue to shrink. Photolithography is one of the key technologies that has enabled this process to continue.

        The basic building block of semiconductor technology is a thin, flat, round disc of pure silicon called a wafer, which is polished to a mirror-like finish. Semiconductor manufacturing facilities, called "fabs," process wafers that generally range between four and 12 inches in diameter, although new fabs are equipped to process only the 12 inch or 300 millimeter (mm) wafer size, which is most economical. After polishing, the wafer must go through a complex manufacturing process that involves several hundred steps—all of which must be executed with extreme precision at the level of a few nanometers ("nm") (one nm is a billionth of a meter). Standard processes, such as photolithography, etch and deposition are repeated many times on the wafer, resulting in a buildup of microscopic structures, consisting of tens of millions of transistors. When the wafer processing is complete, a single wafer will contain hundreds of individual chips, which are then cut, tested, bonded onto lead-wire "legs," and then packaged in a ceramic or epoxy container.

The Lithography Process

        Photolithography is a process that uses light to print or pattern, the complex circuit patterns onto the wafer. The ability to pattern smaller circuits depends, to a great degree, on the wavelength of the light used in the photolithography process. A shorter wavelength of light can pattern circuitry with smaller critical dimensions ("CD"), which in turn allows the transistors that serve as circuit switches to be smaller and the resulting chips to provide higher levels of functionality. Our light sources provide an extremely pure beam of ultraviolet light. The short wavelength of DUV light enables the required resolution, depth of focus and CD control required to pattern semiconductor circuits.

        A lithography tool projects light from the light source through an image of the circuitry pattern on a photomask or reticle. A reticle is a glass plate with a layer of chrome on one side, on which the negative of the circuit pattern is etched. The image of the circuitry is transferred by the light being projected through a reduction lens onto a small portion of the surface of the silicon wafer.

        To print the projected optical pattern, the wafer is coated with a thin film of light-sensitive material, called photoresist. The light exposes the photoresist, which is then developed (somewhat like photographic film) to create a stenciled image pattern. Next, through a process called etch the unnecessary underlying material is selectively removed, creating an extremely fine circuit pattern. The wafer is inspected, particularly for pattern defects, any hardened residual photoresist is removed, and then the wafer is measured to make sure it meets predetermined specifications. Then the wafer surface is cleaned, generally by immersing it in acid, solvent, or deionized water. The process is repeated over multiple layers to build the electrical circuit structure. Depending on the type of chip being made, a total of 30 to 50 layers are patterned precisely over the first to complete the circuit fabrication, at which time the wafer is fully processed.

        The light from these DUV sources is generated by mixing two gases—either krypton and fluorine ("KrF"), or argon and fluorine ("ArF")—inside a discharge chamber within the light source system. When a short electrical charge is applied to the gases, the krypton and fluorine (or argon and fluorine) atoms combine briefly to form a molecule known as an excited dimer, or "excimer." These gas molecules remain together for a few nano-seconds, and when they separate, produce an intense pulse of DUV light that is then purified and directed out one end of the light source to the lithography tool. Depending on the repetition rate of the laser, this procedure is repeated between 1,000, and 6,000 times per second (1,000 pulses per second equals one kiloherz ("kHz")).

Products and Support

        Our products include photolithography light sources and installed base products. Our light source system portfolio consists of the following:

Product	Configuration	Gas	Wavelength	Application	Power	Repetition Rate
XLR 600ix	Dual Chamber Recirculating Ring	ArF	193 nm	Double Patterning/Immersion	60W/90W	6 kHz
XLR 600i	Dual Chamber Recirculating Ring	ArF	193 nm	Double Patterning/Immersion	90W	6 kHz
XLR 500i	Dual Chamber Recirculating Ring	ArF	193 nm	Immersion	60W	6 kHz
XLR 500d	Dual Chamber Recirculating Ring	ArF	193 nm	Dry	60W	6 kHz
XLA 400	Dual Chamber	ArF	193 nm	Immersion	60W	6 kHz
XLA 300	Dual Chamber	ArF	193 nm	Immersion	60W	6 kHz
XLA 200	Dual Chamber	ArF	193 nm	Dry	60W	4 kHz
XLA 105	Dual Chamber	ArF	193 nm	Dry	40W/45W	4 kHz
XLA 100	Dual Chamber	ArF	193 nm	Dry	40W	4 kHz
NanoLith 7000	Single Chamber	ArF	193 nm	Dry	20W	4 kHz
ELS-7010	Single Chamber	KrF	248 nm	Dry	40W	4 kHz
ELS-7000	Single Chamber	KrF	248 nm	Dry	30W	4 kHz
ELS-6010	Single Chamber	KrF	248 nm	Dry	20W	2.5 kHz
ELS-6000	Single Chamber	KrF	248 nm	Dry	20W	2 kHz
ELS-6010A	Single Chamber	ArF	193 nm	Dry	10W	2 kHz
5000 Series	Single Chamber	KrF	248 nm	Dry	10W/15W	1 kHz

Photolithography Light Sources

        DUV lithography tools in production today use either KrF excimer lasers with a 248 nm wavelength, or ArF lasers with a 193 nm wavelength. The light sources are described by either the gas mixture or the wavelength. The bandwidth of the light is narrowed through the use of a number of optical techniques. Depending on the type of chip being manufactured, KrF light sources are used to pattern features of approximately 250 nm to as small as approximately 90nm and ArF sources are used to pattern features of approximately 120 nm to approximately 65 nm. A technique called immersion lithography, whereby a layer of water is inserted between the final scanner projection lens element and the wafer to effectively reduce the wavelength of the light to enable the patterning of even smaller critical dimension ("CDs"), is expected to enable the extension of dry ArF technology from 65nm to approximately 45 nm. At that point, an additional technique called ArF immersion double patterning may be used to extend ArF lithography to pattern features of 32 nm or smaller. In double patterning applications, using one of several potential approaches, the most critical layers on the wafer will be patterned twice in order to reduce feature pitch beyond those achievable using immersion alone. When double patterning reaches its CD limit, the next and final wavelength will involve the use of extreme ultraviolet ("EUV") illumination sources, as discussed below under "Emerging Light Source Products."

        The extremely short wavelengths and highly narrowed bandwidths of our light sources produce, work in concert with our lithography tool customers' steppers and scanners and their sophisticated lens systems to help enable the very fine feature resolution required for patterning today's most advanced circuitry. The pulse energy and repetition rate of our light sources enable our chipmaker customers to achieve high throughput in wafer processing. We have designed our light sources to be reliable, easy to install and service and compatible with existing semiconductor manufacturing processes. In 2008, we sold 100 light source systems at an average selling price of $1.6 million. Revenues generated from sales of light sources were approximately $157.7 million, $245.8 million and $282.4 million for 2008, 2007 and 2006, respectively.

        Our product development strategy has been to develop in rapid succession technologically innovative new products that deliver superior performance with higher throughput and lower cost of operation to meet the continually evolving needs of our customers. Execution of our strategy has enabled us to offer our customers increasingly higher value-added DUV light sources in advance of their needs while establishing our position as the technology and market leader in our field.

        Over the years, we have developed and sold a wide variety of KrF and ArF light source products, each of which was designed to meet customer needs at the time it was introduced. Our most advanced, highest value-added light sources are seeing strong adoption from customers. We continue to develop innovative new products in support of our chipmaker customers' current installed base of light source systems to improve their ongoing performance and reduce their overall cost of operation

Emerging Light Source Products

        EUV lithography is currently forecasted by the International Technology Roadmap for Semiconductors ("ITRS") to be the next critical dimension imaging solution after ArF immersion lithography. Some forms of memory devices, such as NAND Flash, may need the manufacturing technology as soon as 2011. The availability of a high power source for 13.5 nm radiation has been categorized by Sematech, a chipmaker consortium which provides information on future technology needs, as one of the technologies requiring significant developments to enable the realization of EUV lithography. Photoresist performance parameters needing the greatest amount of development include sensitivity or speed, line-edge-roughness, and line-width-roughness. Photoresist sensitivity and scanner optical transmission are the basis to derive EUV source power requirements within a usable bandwidth.

        Our laser-produced plasma ("LPP") EUV source system as currently configured consists of the carbon dioxide laser, a beam transport system, and a plasma chamber. The chamber contains a mirror which collects the emitted light and reimages the plasma source to the Intermediate Focus position at the entrance to the scanner system. The source plasma chamber is directly coupled to the scanner vacuum chamber and inside the scanner enclosure. We expect to ship our initial EUV source systems to one of our customers in 2009.

Current Light Source Products

        We are pleased to be able to provide our customers with a complete line of light sources designed to cost-effectively deliver high levels of performance, availability and reliability to enable chipmakers to achieve their production goals.

        Included in our current products are our newest, most advanced, ArF and KrF light sources for use on the most critical process layers, as well as some of our more mature products that chipmakers use to fill out or balance their production lines or add fab capacity for less critical layers as DUV lithography increasingly becomes the prevailing light source technology in wafer fabrication.

  193 nm ArF Immersion Light Sources

        As chipmakers continue to reduce the feature sizes and shrink CDs on the wafer, they need to install the advanced tools required to enable patterning of the most critical layers. NAND flash memory and dynamic random access memory ("DRAM") memory manufacturers have been the most aggressive chipmakers in shrinking CDs, and have been driving demand for our most advanced light sources for ArF immersion lithography applications. Some chipmakers are in development or in the early stages of chip production with CDs of approximately 32 nm. DRAM manufacturers are in production at 50 nm and began adopting immersion lithography in production during 2008. Foundries are in various stages of ArF immersion development and will adopt this technique in production in the future, which means the ArF immersion ramp could last for several years.

        XLR Series—The XLR Series of ArF immersion light sources is based on our dual discharge chamber master oscillator power amplifier ("MOPA") light source architecture, with a regenerative ring amplifier in place of the traditional power amplifier. Built on our XL Universal platform, this product series offers a step function improvement in performance and cost of operation. Our XLR light sources are designed to enable our chipmaker customers to customize performance for specific applications through improved performance parameters and metrology options. Improved bandwidth stability and dose control enable higher CD control and yield and this series offers longer pulse duration to extend the lifetime of the illuminator and lens, even at higher power levels. Cost of operation is reduced significantly because the lower output power required from the master oscillator greatly increases that module's lifetime. With active bandwidth stabilization and tuning capability, the XLR products offer improved bandwidth management for improved mask optical proximity correction ("OPC") matching and tool-to-tool matching, so customers can use multiple node mask sets in the same tool or the same mask in different tools. We began manufacturing the XLR Series in the fourth quarter of 2007 and shipped 48 XLR's in 2008.

  •
  XLR 600ix—The XLR 600ix, introduced in February 2009, is a 90 watt ("W") capable light source that can operate at any output power from 60W to 90W selected by the scanner or tool operator, and utilizes the inherent stability of the XLR architecture combined with new hardware and control algorithms. The recipe-driven flexible operation of the 600ix provides for improvements and versatility for double patterning applications at 32 nm and below.

  •
  XLR 600i—The XLR 600i is the industry's first ArF production light source offering up to 90W of output power to enhance chipmaker throughput. Operating at a 6 kHZ repetition rate and offering a wide range of sophisticated options, it is designed to support the stringent requirements of volume immersion double patterning production at the 32 nm node and beyond. The XLR 600i offers our chipmaker customers further improvements in performance and pulse energy stability, as well as a 20 times reduction in gas refill frequency through our Gas Lifetime Extension (GLX™) technology, a feature exclusive to our light sources. Initial shipments of the XLR 600i occurred in 2008.

  •
  XLR 500i—Operating at a 6 kHz repetition rate and offering up to 60 W of output power, the XLR 500i was designed to enable cost-effective high volume immersion production at the 45 nm node and below. The XLR 500i is also field upgradeable to 90 W. We shipped our first XLR 500i qualification systems in 2007 and during 2008 chipmakers in all three chip making sectors in logic memory and foundry have adopted or ordered the XLR 500i. We believe the XLR 500i will be the light source of choice for 45 nm production.

  •
  XLR 500d—Introduced in September 2008, the XLR 500d is an ArF light source for 32 nm node dry lithography. The XLR 500d offers advanced capabilities developed in the XLR 500i. The light source's enhanced energy stability enables the use of fewer pulses per exposure, providing chipmakers with increased throughput and an overall reduction in operating costs.

        XLA Series—The XLA Series of ArF light sources is the first product series to be based on our dual-discharge chamber MOPA architecture. MOPA represented a paradigm shift in excimer laser architecture when it was introduced in 2003. The master oscillator creates a narrow bandwidth beam of light at low power. The beam then is directed into the power amplifier, where the power is increased significantly while maintaining the narrow bandwidth. This combination of bandwidth and power enabled our chipmaker customers to continue reducing CDs and increasing processing speeds, capacity and functionality of chips, while giving them the performance and cost advantages they need. Each product in the XLA Series is based on the XL universal platform, which enables us to develop each new product in the series rapidly and cost-effectively. The XLA Series is comprised of two current light source models.

        193 nm ArF Dry Light Sources—Though no longer the leading edge technology, dry ArF lithography is still used to pattern a significant number of less-critical layers on wafers. Additionally, as CDs continue to shrink and drive demand for even finer resolution on the most critical layers, non critical layers may be patterned with ArF dry scanners and drive continued demand for these tools.

  •
  XLA 105—Since its initial shipment in 2004, the XLA 105 has become the workhorse for our chipmaker customers' patterning of their dry ArF layers. Though no longer the leading edge technology, dry ArF lithography is still used to pattern a significant number of less-critical layers on wafers. Additionally, as CDs continue to shrink and drive demand for even finer resolution on the most critical layers, non critical layers may be patterned with ArF dry scanners and drive continued demand for these tools. The XLA 105 offers a 4 kHz repetition rate and 40 W of output power and was designed for use at the 65 nm production node. It is one of our best-selling ArF light sources, providing our chipmaker customers with a cost-effective solution for their needs for resolution, high throughput, and reliability.

  •
  XLA 100—The first of our XLA Series products, the XLA 100 began shipping in 2003. Offering a 4 kHz repetition rate and 40 W of output power, it was designed for production at 90 nm and below. The XLA 100 has been superseded for the most part by our later models in the XLA and XLR Series.

  248 nm KrF Light Sources

        We have been providing KrF light sources for volume chip production since 1996 when chipmakers required the adoption of DUV light sources in the fab. Over the years, we have developed and sold a variety of increasingly powerful and productive KrF light sources.

        7000 Series—The 7000 Series of products is comprised of the NanoLith 7000 ArF light source (described above) and two KrF light sources. The 7000 Series is the first series that was designed and built on a common platform, enabling chipmakers to easily utilize these two different light source wavelengths within the manufacturing environment. This "ease of use" feature was very important at the time, because chipmakers were introducing ArF production into their fabs with the NanoLith 7000, and the common platform simplified the introduction of this new technology. With a 4 kHz repetition rate and high output power, the 7000 Series provides our chipmaker customers with high wafer throughput and lower cost of operation by reason of advanced design and materials, and delivers a high level of tool availability to enable manufacturing efficiency and flexibility.

  •
  ELS-7010—The ELS-7010 is our most advanced KrF light source. Introduced in 2004, it has become the workhorse for our chipmaker customers for patterning of their KrF layers. It provides 40 W of output power to enable chipmakers to achieve high throughput for KrF layers with features of 100 nm and below, and offers ultra-narrowed bandwidth and numerous features and controls to enhance performance and reduce cost of operation.

  •
  ELS-7000—The ELS-7000 is the first KrF light source in the 7000 Series. It was introduced in 2002 with 30 W of output power and intended for high volume production of devices at 130 nm and below. In the last three years this product has experienced very limited demand, as chipmaker requirements have moved to the higher power, narrower bandwidth and superior performance offered by the ELS-7010.

Legacy Products

        In general, our legacy light source products have been superseded by our newer, more advanced products, and therefore there is no new demand from chipmakers for these light source products today. However, our legacy products are still widely used by chipmakers to cost-effectively pattern the circuitry on the less critical layers of the wafer. These products make up a substantial portion of our installed base of light sources, and we continue to provide installed base products for them.

        6000 Series—The 6000 Series of light sources includes two KrF models and an ArF model. When originally introduced in 1999, the 6000 Series light sources were designed for production of semiconductor devices with design rules down to 130 nm. The purchase of these KrF model series today are primarily to balance production lines or expand capacity in 200 millimeter ("mm") fabs. They continue to make up a large percentage of our installed base.

  •
  ELS-6010—The ELS-6010 provides 20 W of output power and a 2.5 kHz repetition rate, which provided our chipmaker customers with a substantial throughput increase when this light source was introduced in 2000. The ELS-6010 has continued to experience demand because it enables our chipmaker customers to meet their 200mm KrF needs with a highly reliable light source that enables high wafer throughput.

  •
  ELS-6000—The ELS-6000 was introduced in 1998, and experienced strong demand well into 2002, and again in 2004 when our chipmaker customers needed to expand their 200mm production capacity. At the time it was introduced, its 2 kHz repetition rate and 20 W of output power far exceeded the capabilities of any other light sources then on the market, and provided our chipmaker customers with substantial increases in performance and throughput. It is still used today in the production of semiconductor devices with CDs of 180 nm and below.

        5000 Series—Our 5000 Series of light sources include several KrF products and one ArF product. The 5000 Series light sources operate at a 1 kHz repetition rate, and depending on the model, offer 10 W or 15 W of output power. The KrF models are still used today to pattern CDs of 250 nm and below. We last shipped a 5000 Series KrF light source in early 2001.

        XLA 400—The XLA 400 began shipping in the second quarter of 2007. It is the second light source in the XLA Series designed for high volume ArF immersion production at the 45 nm node. Like the XLA 300, it operates at a 6 kHz repetition rate and offers up to 60 W of output power, but the XLA 400 offers a narrower bandwidth for tighter control and better CD uniformity.

        XLA 300—Though it is the fourth product in the XLA Series, the XLA 300 is the first dual chamber ArF light source designed to enable high volume production using the immersion lithography technique. Operating at a 6 kHz repetition rate and offering up to 60 W of output power, the initial shipment of the XLA 300 in the fourth quarter of 2005 marked the fastest product development cycle in our history. This product has been superseded by the XLA 400 for some immersion applications.

        XLA 200—The initial shipment of our XLA 200, which offers higher power and narrower bandwidth than its predecessor, the XLA 105, occurred in 2005. Operating at a 4 kHz repetition rate, it offers up to 60 W of output power and an ultra line-narrowed bandwidth to enable production of semiconductor devices at the 65 nm production node in non-immersion applications, and pilot production at the 45 nm node using immersion lithography techniques. This light source provided our customers with a cost-effective bridge between ArF dry and immersion production, and enabled rapid progress in immersion research and development ("R&D") efforts. This product was superseded by the XLA 300, and today there is little demand for it.

        NanoLith 7000—The NanoLith 7000 is an ArF light source based on the single-chamber excimer laser architecture. It offers a 4 kHz repetition rate and it is available with 20 W of output power. The NanoLith 7000 was originally designed to enable initial ArF process development and production at the 100 nm production node and below. The NanoLith 7000 began shipping in 2001 and was superseded by the more productive and technically advanced XLA 100 when that product was introduced. We are currently shipping the NanoLith 7000 in very small quantities.

Installed Base Products

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

        Revenues generated from sales of replacement parts, excluding the receipt of reusable material, were approximately $184.1 million, $197.5 million and $199.8 million for 2008, 2007 and 2006, respectively. Revenues from replacement parts are dependent on both the utilization of our light source systems in the field and the size of our installed base of light sources. Our installed base increased from 3,251 light sources as of December 31, 2007 to 3,374 light sources as of December 31, 2008, but the utilization of our light source systems at chipmakers decreased in the second half of 2008 as chipmakers reduced utilization in response to declining semiconductor demand. In addition, our revenue associated with direct replacement parts sales decreased $13.4 million in 2008 as compared to 2007 due to the strong adoption by our customers in 2008 of our OnPulse contracts which include replacement parts, but are accounted for as part of our field support products as discussed below.

        As part of our regular business activities, we conduct parts refurbishment and material reclaim activities related to some of our core modules, the majority of which involves our discharge chambers. These activities involve arrangements with our customers where we sell a new part (for example, a discharge chamber) to the customer at a reduced sales price if the customer returns the consumed core module that the new part replaces. These returned modules contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. Since a portion of the module's original sale price is related to the return of consumed parts, we record revenue based on the fair value of the returned parts when we receive the returned modules from our customers.

        Revenues generated from the receipt of reusable material contained within consumed assemblies returned from our customers were approximately $28.7 million, $28.9 million and $26.0 million for 2008, 2007 and 2006, respectively. Revenues from such activities are dependent on the quantity of the modules our customers return and the value of the reusable parts that we expect to yield from the modules received. Our method of accounting for refurbishment activities is explained in greater detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Refurbished Inventories" and in Note 1 to our consolidated financial statements.

Field Support Products

        We provide system and support to our customers through contracts and billable service and support activities. Under these agreements, we maintain and/or support light sources either on an on-call basis, at regular intervals, or both. Under certain types of contracts the replacement of consumable parts and non-consumable parts is included, and in these cases, the contract pricing includes the replacement of these parts.

        In July 2007, we introduced OnPulse, a new type of installed base product that offers a comprehensive approach to enhancing light source productivity. Through OnPulse, we offer our chipmaker customers year over year cost reductions in their cost of operation, predictable light source running costs that scale with wafer production, and predictable operational cost planning and performance. This product is customizable for each customer's specific production requirements, and light source availability can be synchronized with the chipmaker's business needs. With OnPulse, we provide on-site certified field service engineers and remote light source monitoring. Because replacement parts and support are covered under one, comprehensive long-term contract, our chipmaker customers experience cost savings through reduced administrative tasks and simplified order management. We believe OnPulse offers our customers many compelling benefits and several of our customers purchased this product from us in 2008.

        Revenues generated from field support contracts and billable service were approximately $88.2 million, $48.8 million and $35.2 million for 2008, 2007 and 2006, respectively. The significant increase in such revenues from 2007 to 2008 is due to the strong adoption by our customers in 2008 of the OnPulse product offering. A significant portion of the revenues generated from these field contracts is related to the parts that are replaced under these contracts. Although these field support revenues can remain at or exceed these levels as our installed base grows and warranties on light source systems expire, they can also decrease during downturns in the semiconductor industry or economy. This is due to the fact that some of our field support contracts, specifically our OnPulse contracts, are usage based and are dependent on the utilization levels of our light source systems by our customers in the field.

Customers and End-Users

        We sell our photolithography light source products to each of the three lithography tool manufacturers, ASML, Canon and Nikon, who then integrate our light sources into their DUV photolithography tools. We strive to maintain and strengthen our relationships with our lithography tool manufacturer customers by developing and providing compelling light source solutions in advance of their need. We work closely with them to ensure that our product road map aligns with each of theirs, and that we can support them in a timely manner with the products required by our mutual chipmaker customers. We believe these efforts enhance our relationship with our lithography tool manufacturer customers and support our leadership position in the photolithography light source market.

        Sales to ASML, Nikon and Samsung accounted for 22%, 20% and 10%, respectively, of total revenue in 2008 and approximately 59% of total accounts receivable at December 31, 2008. We expect that sales of our light source and other related products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. The loss of any significant business from or production problems for any one of these customers would harm our business and financial condition. Although our overall risk is greater due to the downturn in the global economy, we believe there is limited credit risk exposure for us with these companies who continue to demonstrate sound credit worthiness. However, our ability to collect future revenue from them is dependent on their financial condition and liquidity.

        Our chipmaker customers include all of the world's largest semiconductor manufacturers. The semiconductor and semiconductor equipment manufacturers listed here have at one time or another purchased one or more DUV photolithography tools incorporating our light sources:

U.S.	Japan	Singapore	Korea
Albany Nanotech	CASMAT†	Chartered Silicon Partners	Dongbu
AMD	Denso	Peregrine Semiconductor	HiTek
Applied Materials	Elpida Memory Inc.	Silterra	Hynix Semiconductor Inc.
Atmel	Fuji Film	SSMC	Magnachip
Clariant Corp.	Fujitsu	TECH	National NanoFab†
Cypress	Hitachi	UMCI Pte Ltd.	Samsung
Freescale Semiconductor	JSR	X-Fab
Headway Technologies	Kawasaki Seitetsu		Europe
Honeywell	Matsushita	Taiwan/China	Altis Semiconductor
HP	NEC	ASMC	Bosch
IBM	Nissan Chemical Industries	ERSO	C-NET†
IMFT	OKI	GSMC	CEA-Leti
Integrated Device Technology	Renesas Semiconductor	HeJian	IHP
Intel	Rohm	Inotera	IMEC v.z.w†
Jazz Semiconductor	Sanyo	Macronix	Infineon Technologies AG
LSI Logic Corp.	Seiko	Nan-ya	Numonyx
Maxim Integrated Products	SELETE†	Promos	NXP Semiconductor
Microchip Technology Inc.	Sharp	PSC	Qimonda
Micron Technology	Shinetsu	Rexchip	ST Microelectronics
National Semiconductor	Sony	SMIC	Tower Semiconductor
Rohm & Haas	Tokyo Electron Ltd.	TSMC
Sarnoff Corp.	Tokyo Ohka Kougyo Co.	UMC Group
Seagate	Toshiba	VISC
SEMATECH†		Winbond Group
Spansion
Texas Instruments
VLSI
Wafertech

†
A semiconductor industry consortium.

Backlog

        We base our light source production schedule upon order backlog as well as informal customer forecasts. Our DUV backlog includes only those orders for light source systems and replacement parts for which we have received a completed purchase order from a customer, and that will be delivered to the customer within the following 12 months. In addition, our DUV backlog does not include service or support which will be provided to our customers in the future or under contracts including our OnPulse contracts. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2008, we had a DUV backlog of approximately $33.7 million compared with a DUV backlog of $99.6 million at December 31, 2007.

Manufacturing

        Our manufacturing activities, consisting of material management, assembly, integration and testing, are performed in our San Diego, California facility that includes approximately 31,000 square feet of Class 10,000 cleanroom manufacturing and test space. Our San Diego facility also includes the addition of building improvements which support our EUV research, development and productization efforts. To better leverage our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to our customers' needs, we outsource the manufacture of many of our modules and subassemblies. The modular design of our light source products enables this manufacturing outsourcing strategy, with substantially all manufacturing of nonproprietary subassemblies currently contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules. The failure of one or more of these suppliers to supply us in a timely manner with sufficient quantities of components or subassemblies that perform to our specifications could affect our ability to deliver products to our customers on schedule. We believe the highly outsourced content and manufacturable design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue training manufacturing personnel, improving our assembly and test processes to further reduce cycle time, investing in additional manufacturing tooling and further developing our supplier management and engineering capabilities.

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

Sales and Field Support

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

        After a customer takes delivery of one of our light sources, we continue to provide support to that customer as a part of our standard warranty and installed base product offerings for as long as they own the light source system. We believe our success depends to a great degree on our ongoing commitment to helping our customers realize the highest possible return on their investment in our light sources. We provide our customers with on-site support at their manufacturing facilities, as well as with field service, technical service engineers and training programs. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and provide customers with training at our facilities or at the customer's location. We also provide all of our customers with a comprehensive set of manuals, including light source operation, maintenance, service, diagnostic and safety manuals.

        Our field engineers and technical support specialists provide field maintenance and front-line technical support for our customers from our San Diego headquarters, from our field offices located throughout the United States, and from our field offices and the offices of our subsidiaries located in Europe, Japan, Korea, Singapore, China, and Taiwan. To ensure that our chipmaker customers receive replacement parts quickly and maintain the optimal level of productivity in their fabs, our customer support program includes maintenance of an inventory of spare parts at each of our field depot facilities. As our installed base grows, it is critical that replacement parts required to satisfy worldwide support requirements, as well as our own logistics support organization, are available for quick response to the fluctuating demands of our chipmaker customers.

        We believe that to provide the quick, highly responsive and high quality support that our chipmaker customers need to maximize their production efficiency, and provide it in a cost-effective manner, requires that we maintain a highly-trained, global staff of our personnel with a rapid response capability. Accordingly, we seek to continuously develop and enhance our direct support infrastructure in our international and U.S. markets. To achieve this level of capability and strive for continuous improvement, we recruit highly qualified field service personnel and provide additional training and certification.

        We generally warrant our new light source products against defects in design, materials, and workmanship. The warranty period and terms vary by light source model. We also warrant replacement parts sold to our customers and the coverage period varies by the type of part, since some types include time-based warranty periods and others include usage-based warranty periods.

Research and Development

        The semiconductor industry is subject to rapid technological change and new products and product enhancements must be developed to meet our customers' continually evolving needs. We believe we must continue to anticipate our customers' future needs, and to develop and introduce new and enhanced light source products in order to support our customers as well as to strengthen our leadership position in the industry. We intend to continue developing and enhancing our technology in order to provide our customers with innovative products to help ensure their success. At this time, we are developing enhancements to our KrF product line and are productizing an advanced 90 W ArF light source based on our recirculating ring technology. In 2008, we made solid progress in our laser produced plasma EUV source development and commercialization. We continue to achieve new energy and duration milestones, building on our significant breakthroughs in 2007. We believe we are in a leadership position with our LPP technology and our ability to produce EUV power for extended periods of time while keeping the collector clean of debris. As part of our multi-year, multi-unit agreement with ASML, we expect to ship several commercial systems throughout 2009. Our EUV efforts have been recognized as leading the industry in the effective development and commercialization of this critical next generation technology. As part of our multi-year, multi-unit agreement with ASML, we expect to ship several EUV systems throughout 2009. We may also invest in other product and technology areas in order to expand our portfolio within the semiconductor capital equipment market sector. In addition there are ongoing efforts to improve existing products, reduce manufacturing costs, lower the cost of light source operation, enhance light source performance, develop new features for existing light sources, and conduct research and development of non-light source products.

        Our majority owned joint venture, TCZ, has developed and is working with leading flat panel display manufacturing customers to sell and install production tools for the OLED flat panel display industry. TCZ is targeting the growing market for LTPS processing used in the manufacture of liquid crystal displays that are brighter, have higher resolution, and consume less power than displays using today's predominant amorphous silicon films. During 2008, TCZ conducted numerous customer demonstrations and we anticipate that TCZ will ship its first production tool, the TCZ 900X, in 2009 provided that we receive a purchase order for the tool from our prospective customer.

        We have historically devoted a significant portion of our financial resources to research and development programs and we expect to continue to allocate resources to these efforts. This substantial investment is critical to our ability to provide our customers with more advanced light sources to enable them to continue manufacturing and selling more advanced products. Research and development expenses for 2008, 2007 and 2006 were approximately $96.5 million, $81.8 million and $74.0 million, respectively. The significant increase in research and development expenses from 2007 to 2008 is primarily due to our investment in EUV.

Intellectual Property Rights

        While the success of our business depends heavily on such factors as our employees' technical expertise and their innovative skills and marketing and customer relations abilities, our business success also depends on our ability to protect our proprietary technology. Accordingly, we seek to protect our intellectual property rights in a number of ways, one of which is to obtain patent protection for our technology. As of December 31, 2008, we own a number of U.S. and foreign patents covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times through 2027.

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

Competition

        We believe that the principal elements of competition in our markets are the technical performance characteristics of the DUV light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, throughput, cost of ownership, and overall quality. We believe that we compete favorably with respect to these factors.

        We currently have one significant competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a Japanese joint venture between two large companies, Komatsu and Ushio. Over the last two years, Gigaphoton gained market penetration in the DUV light source industry and is aggressively trying to gain additional penetration. We know that our lithography tool manufacturer customers have purchased products from this competitor and that these customers have qualified this competitor's light sources for use with some of their products. Additionally, we know that Gigaphoton has been qualified by a number of chipmakers in Japan and other regions in Asia, as well as a few chipmakers in the U.S., and that Gigaphoton has an installed base of light sources at chipmakers in these regions.

        In the future, we may experience competition from other companies as well, as next generation technologies must be developed and adopted in order to enable CDs to continue to shrink beyond 32 nm. The most promising of these technologies is EUV, where we have been conducting research and development for years. We expect to ship the first EUV systems to one of our customers in 2009. Other potentially competing technologies include nano-imprint lithography and certain types of maskless lithography, such as multiple electron beam direct write lithography.

        To remain competitive, we believe that we will need to manufacture and deliver products to our customers on a timely basis without significant defects and maintain a high level of investment in R&D, sales and marketing. We might not have sufficient resources to continue to make the investments necessary to maintain our competitive position.

        Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our large installed base of light sources and may attempt to supply replacement parts to our customers.

Employees

        As of December 31, 2008, we employed 994 persons worldwide. To the best of our knowledge, none of our employees are currently covered by collective bargaining agreements or are members of any labor organization. We have not experienced work stoppages and believe that our employee relations are good. On November 14, 2008 we conducted a reduction in our worldwide workforce of approximately 85 employees, in response to slowdowns in the economy and the semiconductor industry.

Environmental Matters

        For a discussion of environmental matters, see Item 1A—Risk Factors.

Executive Officers

        Set forth below is certain information regarding our executive officers and their ages as of February 23, 2009.

Name	Age	Position
Robert P. Akins	57	Chairman of the Board and Chief Executive Officer
Edward J. Brown	51	President and Chief Operating Officer
Paul B. Bowman	52	Vice President, Investor Relations and Interim Chief Financial Officer, Treasurer and Secretary
Rae Ann Werner	44	Vice President, Corporate Controller and Chief Accounting Officer

        Robert P. Akins, one of our co-founders, has served as our chairman and chief executive officer since our inception in 1986, and served as president from 1986 until May 2000. He currently serves on the board of directors of KLA-Tencor Corporation, SEMI North America, and is Chairman of the Board of Semiconductor Equipment and Materials International ("SEMI"). He is also a member of the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego ("UCSD"), and serves on the board of the UC San Diego Foundation. Mr. Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow co-founder Rick Sandstrom, received the outstanding alumnus award from UCSD, and the prestigious SEMI Award for North America, the highest honor conferred by SEMI, in 1996 for contributions to the field of DUV lithography. Mr. Akins received a bachelor's degree in physics, a bachelor's degree in literature, and a doctorate in applied physics from the University of California, San Diego.

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

        Paul B. Bowman has served as vice president of investor relations since May 2008 and was appointed as interim chief financial officer, treasurer and secretary in December 2008. Prior to joining us, Mr. Bowman served as chief financial officer of American Mold Guard, Inc. which was a NASDAQ listed company in the home services industry. From 1996 to April 2006, Mr. Bowman was employed at Applied Materials, Inc., holding positions as the managing director of investor relations, managing director of finance for worldwide manufacturing and controller of the worldwide service division. Prior to Applied Materials, he held various financial management positions at Unisys Corporation and IBM. Mr. Bowman received a bachelor's degree in finance from Shippensburg State University.

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

Item 1A.    Risk Factors

        The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock and our market capitalization could decline.

The current global economic recession could harm our revenues and operating results.

        The economies of the United States and other developed countries are currently in a recession. We cannot predict either the depth or the duration of this economic downturn.

        Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. A general weakening of, or declining corporate or consumer confidence in, the global and domestic economy, or a reduction in corporate or consumer spending, could delay or significantly decrease purchases of our products by our customers, which are driven in part by indirect consumer demand for the electronic devices that contain semiconductor chips. It could also decrease revenues from our installed base products by causing our chipmaker customers to reduce their usage rates.

        Our revenues and operating results will be affected by uncertain or changing economic and market conditions, including the continuing crises in global credit markets and financial services industries, inflation, deflation, a prolonged recession or other changes which may impact the principal markets in which we conduct business. If global economic and market conditions, or economic conditions in the United States or other key markets, remain in recession, or deteriorate further, we will experience material impacts on our business, operating results, and financial condition, which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures.

        Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our business partners, our customers and our suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with the parts we need to manufacture our products

Our revenues and operating results from quarter to quarter and year to year have varied in the past and our future operating results may continue to fluctuate significantly.

        Factors that contribute to fluctuations in our revenues and operating results include:

  •
  changing global economic conditions, including rising energy prices, inflation, deflation, recession, unemployment, turmoil in the credit markets and financial services industry and credit availability;

  •
  the current global economic recession, including its potential effects on our customers, suppliers, ability to sell products internationally, investments, ability to obtain credit, and exacerbation of the other factors that contribute to fluctuations in our revenues and operating results;

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

  •
  the ability of our customers to pay for products purchased from us;

  •
  our ability to manage customer satisfaction, product reliability, and provide effective field support to our customers;

  •
  increases or decreases in market penetration by our competitor;

  •
  demand for reduced product lead time from our customers;

  •
  the mix of light source models, and the level of installed base products revenues in our total revenues;

  •
  changes in the price and profitability of our products;

  •
  our ability to develop and implement new technologies and introduce new products that meet our customers' needs;

  •
  utilization rates of light sources by our chipmaker customers and pulse usage which impact our installed base products revenues;

  •
  our ability to manage our manufacturing and inventory requirements including our inventory levels and controls at our widely dispersed operations;

  •
  the financial condition of our suppliers which, if negative, could impact their ability to supply us with the parts that we need to manufacture our products;

  •
  foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

  •
  our investments in marketable securities;

  •
  changes in our effective tax rate;

  •
  worldwide political instability;

  •
  intellectual property protection; and

  •
  potential impairments to our goodwill or long-lived assets.

        We have historically derived the majority of our quarterly and annual revenues from selling light source systems and installed base products used in semiconductor manufacturing. In recent years, light source sales accounted for approximately half of our revenue until 2008, when light source sales fell to 34% of total revenue. Because we sell a limited number of light source system products, the precise timing for recognizing revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate product revenues based on system usage. As our installed base of light source systems continues to grow, the product revenues generated by the operation of these light sources have a significant impact on our business operations. The revenues from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems. Our operating results for a particular period may be adversely affected if our customers reduce usage rates or change their buying patterns.

        We manage our expense levels based, in large part, on expected future revenues. As a result, our expenses are relatively fixed for the short term, and if our actual revenue decreases below the level we expect or we are not successful in aligning our manufacturing cost structure with decreasing production levels, our operating results will be adversely affected. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and gross margin, operating income, net income, earnings per share, and cash flows. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

Our business depends on the semiconductor and the semiconductor capital equipment industries, which are volatile and unpredictable.

        We derive a substantial portion of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers ("OEMs"), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase installed base products directly from us in support of their light source systems. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is volatile and unpredictable.

        As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction actions may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while maintaining our longer term strategies, continue to provide outstanding products and support to our customers, and motivate and retain our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet our customers' needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

        Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and to a lesser extent, the associated installed base products. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer support capabilities to meet our customers' needs and to remain competitive. Continued spending to further these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results from time to time, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.

        Two large companies, ASML and Nikon dominate the photolithography tool business. Collectively, ASML, Nikon and Samsung, one of our chipmaker customers that purchases our installed base products, accounted for the following percentage of our total revenue during the periods indicated:

	Year ended December 31,
Customer:	2008	2007	2006
ASML	22%	33%	38%
Nikon	20%	19%	16%
Samsung	10%	7%	5%

Total	52%	59%	59%

        We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

  •
  a prolonged recession or further deterioration of the global economy;

  •
  a change in a customer's competitive position in its industry;

  •
  a customer experiencing production problems;

  •
  a decision to purchase light sources or related products from other suppliers;

  •
  changes in economic conditions in the semiconductor or the photolithography tool industries; and

  •
  a decline in a customer's financial condition.

        Collectively, these companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	December 31,
Customer:	2008	2007
ASML	32%	31%
Nikon	23%	25%
Samsung	4%	2%

Total	59%	58%

        Although our business is not dependent upon a single customer, these three customers account for approximately 52% of total consolidated revenue for the year ended December 31, 2008 and approximately 59% of total accounts receivable at December 31, 2008. Although our overall risk is greater due to the downturn in the global economy, we believe there is limited credit risk exposure for us with these companies who continue to demonstrate sound credit worthiness. However, our ability to collect future revenue from them is dependent on their financial condition and liquidity.

        We maintain allowances for potential credit losses associated with the accounts receivable due from our customers, and such losses to date have not exceeded management's expectations. These customers may experience financial difficulties under the current global economic recession and this could negatively impact their liquidity and their ability to pay.

        At varying degrees, the loss of any significant business from, or production problems for, any one of these customers would harm our business and financial condition.

Our revenue is derived from the sale of our light source systems and of products in support of the installed base of light source systems being used in production.

        We sell excimer light source systems, including KrF and ArF systems, and installed base products. We expect these light source systems and the related products to continue to account for a substantial majority of our revenues in the near term. Continued market acceptance of our light source system products is, therefore, critical to our future success. Our excimer light sources are used in DUV photolithography equipment for the manufacture of semiconductor devices with features of 250 nm and smaller. The demand for our products depends in part on the rate at which chipmakers further adopt excimer light sources as the chosen light source for their photolithography tools and the rate at which they continue to manufacture devices with progressively smaller features. The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

  •
  performance of new ArF immersion-specific resists;

  •
  potential shortages of specialized materials used in DUV optics;

  •
  the productivity of double-patterning ArF lithography tools;

  •
  consolidation of chipmakers; and

  •
  the level of demand for chips with ever-smaller feature sizes

        We cannot guarantee that these factors can or will be overcome or that the demand for our excimer light source products and installed base products will not be materially reduced. The demand for our light source products and installed base products, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

  •
  a decline in demand for our customers' DUV photolithography tools;

  •
  a failure to achieve continued market acceptance of our products;

  •
  a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field support;

  •
  the introduction of one or more improved versions of products by a competitor in the market in which we participate;

  •
  technological changes that we are unable to address with our products;

  •
  a failure to release enhanced versions of our products on a timely basis;

  •
  a decline in chipmaker light source utilization rates or retirement of light sources in our installed base; and

  •
  a prolonged economic downturn or further deterioration in global economic conditions.

The redemption of our convertible subordinated notes in February 2009 will diminish our liquidity.

        In February 2009, we paid approximately $143.2 million including accrued interest to redeem our outstanding convertible subordinated notes which reached maturity in 2009. As a result, our total cash and investment balances are significantly lower than they were at December 31, 2008. We believe that our remaining cash resources will be sufficient for our planned operations, but if global economic conditions continue to deteriorate, our business conditions worsen, our plans change or other unanticipated events occur, we may need to raise additional cash through the establishment of financing facilities or the sale of equity or debt securities. Depending on the market conditions at the time, it could be difficult for us to raise the additional cash needed without incurring significant dilution or agreeing to significant restrictions on our ability to operate as currently planned. If we were unable to raise additional cash in such circumstances, we could be required to reduce costs further through the delay, reduction or curtailment of our plans, including further reductions in our global workforce or other cost reduction actions, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products.

        We purchase a limited number of components and subassemblies included in our light source products from a single supplier or a small group of suppliers. For certain optical, control system and pulse power components and subassemblies used in our light source systems, we currently utilize a single supplier. To reduce the risk associated with this single supplier, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market and global economic conditions. Because many of these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. These suppliers may also be adversely impacted by economic conditions, including the current global financial crisis, which could result in a lack of available capital and thereby limit their ability to access such capital if needed to fund their operations. In addition, if we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would harm our operating results, financial condition and cash flows.

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

        At this time, chipmakers are manufacturing at 65 nm, and a growing number of manufacturers of certain types of memory chips are in production at 55 nm and below. Some advanced logic chips are now in production at 45 nm, while some memory manufacturers have recently commenced production at about the 45 nm node. Additionally, other chipmakers have a significant level of development underway at this node. These efforts, along with expanding use of ArF immersion lithography in production, are driving demand for our most advanced ArF light sources. At the same time, chipmakers also need tools for the less critical layers on wafers, which drive demand for our KrF light source products for DUV photolithography systems as well. After our chipmaker customers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts and their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments at a suitable level of capacity.

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

        Future technologies such as EUV, nano-imprint lithography, and certain maskless lithography techniques may render our KrF and ArF excimer light source products obsolete. We must manage product transitions, as the introduction of new products could adversely affect our sales of existing products. If new products are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

        Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. We currently have one competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Over the past couple of years, Gigaphoton has gained market penetration in the DUV light source industry and is continuing to aggressively try to gain additional market penetration. We know that our customers have purchased products from this competitor and that our customers have qualified this competitor's light sources for use with their products.

        Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources which represents a steady and significant installed base products revenue stream for us, and they may attempt to supply replacement parts to that installed base. If any existing or future competitors gain market acceptance, we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We must effectively manage changes in our business.

        In order to respond to the business cycles of the semiconductor industry and overall economic conditions, over the past few years we have expanded and contracted the scope of our operations and the number of employees in many of our locations and departments. As the semiconductor equipment industry cycle moves between growth and contraction and the condition of the global economy changes, we will need to:

  •
  improve our product reliability through quality control, order fulfillment and customer support capabilities;

  •
  closely manage our global operations and cost structure;

  •
  improve our processes and other internal management systems;

  •
  quickly adapt to changing sales and marketing channels;

  •
  effectively manage our inventory levels; and

  •
  attract, train, retain and motivate key personnel.

        If we fail to effectively manage changes in our business, our operating results, financial condition and cash flows will be adversely affected.

Any failure to manage our inventory levels, particularly during the current adverse economic conditions, and our inventory controls at our widely dispersed operations could adversely affect our business, financial conditions and results of operations.

        We need to continually evaluate and monitor the adequacy of our inventory levels to avoid stocking excess or obsolete parts, particularly during downturns in the semiconductor industry and the global economy. Our inventory levels increased significantly in 2008 due to increases in our field inventory to support the growing installed base of our light sources, to provide for faster replacement parts availability, to optimize field inventory to support XLR light source system installations and to support our OnPulse usage agreements. The increase in inventory also included inventory related to our TCZ joint venture which is developing flat panel display technologies and EUV systems that are currently being built in support of planned production demand in 2009. This increase in inventory took place during a year when the semiconductor industry entered a downturn and the global economy a recession. As a result, we are closely monitoring and managing our inventory levels to minimize the risk of excess inventory, particularly related to our replacement parts inventory. We have inventory located at warehouses at our corporate office in the United States and at bonded warehouses at our subsidiary offices located in various countries in Asia and Europe. The success of our business depends to a significant degree on our ability to maintain or increase the sales of our products in the markets in which we do business. If we misjudge the market or demand for our products or the overall condition of the global economy, our revenues may decline significantly, which could result in excess inventory levels. As a result of these excess inventory levels, we may be required to significantly write down the value of our inventory which would negatively impact our financial condition and results of operations.

        We also need to continually evaluate the adequacy of our existing inventory controls, including the risk of loss of inventory in bonded warehouses. We could also sustain a loss in the event of a catastrophe in any of the locations where we maintain our inventory or if the warehouse company's insurance is inadequate to cover such losses. We will be required to continually analyze the sufficiency of our inventory distribution systems in order to support our operations. We may not adequately anticipate all of the changing demands that will be imposed on these systems. An inability or failure to update our internal inventory distribution systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be adversely affected by these fluctuations or declining economic conditions in the countries in which we operate.

        We have international subsidiaries that operate in foreign currencies and sell our product to most of their customers in these foreign currencies. All of our international subsidiary offices purchase the products that they sell to their customers from our corporate office in U.S. Dollars. During the last quarter of fiscal 2008, we mitigated the risk related to such intercompany inventory sales by utilizing bonded warehouses in Korea, Taiwan and Europe. Inventory held in these bonded warehouses remains the property of our corporate office which is located in the United States and is valued in U.S. Dollars until it is sold to our subsidiary offices.

        Although these subsidiary offices are located in various countries in Asia and Europe, and we are subject to foreign currency exchange risks associated with these countries, we currently only hedge foreign currency exposures at our Japanese subsidiary since it accounts for the single largest portion of our foreign operations. When we sell products to our Japanese subsidiary, the sale is denominated in U.S. Dollars. When our Japanese subsidiary sells our products directly to customers in Japan, the sale is denominated in Japanese Yen. Thus, our results of operations may fluctuate based on the changing value of the Japanese Yen to the U.S. Dollar. We manage the exposure of our Japanese subsidiary to these fluctuations through forward contracts to hedge the subsidiary's purchase commitments. Although we enter into such forward contracts, they may not be adequate to eliminate the impact of our exchange rate exposure in Japan.

        In addition to the foreign currency exchange risk that we have associated with our Japanese subsidiary, the foreign currency exchange exposure increased significantly in our other international subsidiary offices in 2008, particularly those offices located in Korea and the Netherlands. Since the beginning of 2008 the values of the Korean Won and the Euro have been very volatile against that of the U.S. Dollar. In the third quarter of 2008, both of these currencies declined significantly against the U.S. Dollar, and as a result, we recorded significant foreign currency exchange losses during that period. As a result of the additional foreign currency exposures we experienced in 2008, we have begun expanding our foreign currency hedging program to include balance sheet hedging at our international subsidiary offices. We launched this balance sheet hedging program in February 2009 at one of our international subsidiary offices and plan to implement it at other international subsidiaries during 2009. In addition, we will continue to transition other foreign currency related business practices and processes to be more U.S. Dollar-centric where we deem appropriate. Although we currently enter into forward contracts and have a balance sheet hedging program at some of our international subsidiary offices, these measures may not be adequate to eliminate the impact of our foreign exchange rate exposure. In addition, failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have or continue to have a material adverse effect on our financial condition and results of operations.

Failure to effectively maintain our direct field support organization could have a material adverse effect on our business.

        We believe it is critical for us to provide quick and responsive support directly to our chipmaker customers throughout the world that use our light source products in their photolithography systems, and that it is essential to maintain our own personnel or trained third-party resources to provide the high level of support our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with locations in Europe, Korea, Japan, China, Singapore, Taiwan and the U.S. This requires us to do the following:

  •
  recruit and train qualified field service personnel; and

  •
  maintain effective and highly trained organizations that can provide support to our customers in various countries.

        We may not be able to attract and train qualified personnel to maintain our direct support operations successfully. Further, we may incur significant costs in providing this support. Failure to implement our direct support operation effectively could harm our operating results, financial condition and cash flows.

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
  field support;

  •
  manufacturing; and

  •
  management.

        In particular, there are a limited number of experts in excimer light source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed. We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

  •
  the continued services of our research and development, engineering, sales and marketing, field support, manufacturing, and management personnel;

  •
  our ability to attract, train and retain highly-skilled key personnel, particularly following our recent reductions in workforce, and deepening uncertainty regarding the outlook for our business; and

  •
  the ability of our personnel and key management to continue to expand, motivate and manage our employee base.

        If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.

        We serve an increasingly global market. A large portion of our total revenues is derived from customers located outside of the U.S. We expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we maintain a manufacturing and field support subsidiary in Korea as well as field support subsidiaries in Japan, the Netherlands, China, Singapore and Taiwan.

        We may not be able to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not make us competitive in the global market or we may not be able to meet the support or manufacturing levels required by our global customers.

        Additionally, we are subject to the risks inherent in doing business globally, including:

  •
  fluctuations in exchange rates and currency controls;

  •
  unexpected changes in regulatory requirements;

  •
  political and economic conditions and instability, including the recent economic turmoil in many parts of the world;

  •
  imposition of trade barriers and restrictions, including changes in tariff and freight rates, foreign customs and duties, such as the Foreign Corrupt Practices Act;

  •
  difficulty in coordinating our management and operations in different countries;

  •
  difficulties in staffing and managing foreign subsidiary and branch operations;

  •
  limited intellectual property protection in some countries;

  •
  potentially adverse tax consequences in some countries;

  •
  the possibility of accounts receivable collection difficulties;

  •
  in Asia, the risk of business interruption and damage from earthquakes;

  •
  the effect of acts of terrorism and war;

  •
  the burdens of complying with a variety of foreign laws including regulatory structures and unexpected changes in regulatory environments; and

  •
  distribution costs, disruptions in shipping or reduced availability of freight transportation.

        Many of our chipmaker customers are located in Asia. Economic problems and currency fluctuations affecting these regions in Asia could create a larger risk for us. Even though it has not been difficult for us to comply with U.S. export controls, these export rules could change in the future and make it more difficult or impossible for us to export our products to many countries. We self insure certain risks, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

        Currently, none of our U.S. or international subsidiary office employees are members of a labor union; however if such employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

        We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo techniques. These patents will expire at various times through 2027.

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

The parties to whom we have provided research and development services may dispute the ownership of the intellectual property that we developed while performing these services.

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

If our goodwill, definite lived intangible assets or our property, plant and equipment become impaired we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our amortizable intangible assets, which are primarily patents, and our property, plant and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Goodwill is also tested for impairment at least annually and more often if certain triggering events or circumstances occur. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, amortizable intangible assets or our property, plant and equipment may not be recoverable include a decline in our stock price and market capitalization, reduced future cash flow estimates for our company, slower growth rates in our industry and adverse global economic conditions. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or our property plant and equipment is determined which would negatively impact our results of operations.

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

        We have notified our competitor and others of our U.S. patent portfolio. Specifically, we have notified Komatsu that it may be infringing some of our U.S. patents. We have discussed with Komatsu our claims against each other. Komatsu challenged one of our U.S. patents in the United States Patent and Trademark Office ("USPTO"), but our patent was subsequently re-issued by the USPTO. Also, Komatsu transferred its lithography light source business to our competitor, Gigaphoton. We also have had discussions with a former competitor, Lambda-Physik (a subsidiary of Coherent, Inc.), regarding allegations by each party against the other for possible patent infringement. Any of these discussions with our competitor or former competitor may not be successful and litigation could result.

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

Our investments in marketable securities are substantial and are subject to market, interest and credit risk that may reduce their value.

        We maintain a substantial portfolio of investments in marketable securities, particularly in corporate and government fixed income securities and commercial paper. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by changes in interest rates, downgrades in the corporate bonds included in the portfolio, the recent turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio which could have a material adverse effect on our results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rate may be adversely affected by a number of factors including:

  •
  changes in available tax credits, particularly the federal research and development tax credit, which was reinstated for 2008 and 2009;

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

        Any significant increase in our future effective tax rates could adversely impact net income in future periods. In addition, the IRS and other tax authorities regularly examine our income tax returns. Our financial condition and results of operations could be adversely impacted if any assessments resulting from the examination of our income tax returns by the IRS or other taxing authorities are not resolved in our favor.

Decreased availability of equity awards could adversely affect our ability to attract and retain employees.

        We have a limited number of equity awards remaining available to be granted to our employees and directors under our 2005 Equity Incentive Plan. If we are unable to obtain authorization from our stockholders to increase the number of shares available for grant under our equity incentive plans when necessary, we may need to reduce future equity awards and consider alternate forms of compensation to incentivize our employees. In addition, the majority of our outstanding options are priced at less than the per share market valuation of our common stock, which reduces the effectiveness of stock options to hire, retain and incentivize our employees.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including new SEC regulations, new NASDAQ Stock Market rules, new accounting pronouncements and the expected future requirement to transition to international financial reporting standards are creating uncertainty and additional complexities for companies such as ours. In particular, the

Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act of 2002 have added complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

        We have registered a number of trademarks including "CYMER" and "INSIST ON CYMER" in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries. We use these trademarks and many other marks in our business and advertising materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis which would be costly to defend. If an adverse trademark infringement action were successful, we would have to stop using one or more of the marks and possibly pay damages and this would have an adverse effect on our financial condition and results of operations.

The price of our common stock has fluctuated and may continue to fluctuate widely.

        The price of our common stock has fluctuated in the past and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including the risk factors contained in this report.

        Various factors may significantly affect the market price and volatility of our common stock, including:

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

  •
  global political, economic, and market conditions, including a possible prolonged recession or further economic deterioration; and

  •
  failure to properly manage any single or combination of risk factors listed in this section.

        Stock markets in the United States experienced extraordinary volatility in 2008. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. If such litigation were initiated against us, it may result in substantial costs and a diversion of management's attention and resources, and therefore it could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We conduct our operations in both owned and leased properties. Our corporate headquarters and primary manufacturing facilities, as well as a leased warehouse facility, are located in San Diego, California. We also own a manufacturing facility in Korea where we currently refurbish our discharge chamber assemblies for certain models of our light source systems. Additionally, we lease several domestic and international field service offices for our light source products business and an administrative and development facility in Singapore for our TCZ joint venture. We currently have leases for buildings we no longer occupy in San Diego, California which we sublease to third parties. We believe that our operations at these facilities are adequate to meet the needs of our current business operations.

        At December 31, 2008 details on our principal leased and owned properties were as follows:

Location	Ownership/Lease Expiration	Square Footage	Primary Usage / Status
San Diego, California(1)	Owned	265,000	Manufacturing and administrative offices
San Diego, California(1)	Owned	135,000	Corporate headquarters, engineering, research and development facilities
San Diego, California	January 2010	108,290	Facility subleased
San Diego, California	January 2010	61,300	Facility subleased
San Diego, California	January 2010	36,959	Facility subleased
San Diego, California	April 2012	24,215	Warehouse facility
Pyongtaek-city, Kyonggi, Korea(2)	Owned	26,000	Manufacturing, sales and administrative
Motoyawata, Japan	June 2010	13,831	Field service and sales office
Hsin-Chu, Taiwan	June 2011	7,963	Field service and sales office
Singapore, Singapore	September 2010	5,507	TCZ headquarters
Pudong, Shanghai, China	October 2010	4,746	Field service and sales office
Maarssen, the Netherlands(3)	May 2009	3,715	Field service and sales office
Singapore, Singapore	June 2009	3,315	Field service and sales office
Veldhoven, the Netherlands	December 2013	2,605	Field service and sales office

(1)
Building and land owned by us

(2)
Building owned by us. Land leased through December 2020.

(3)
This lease will not be renewed in May 2009 and all Maarssen office activities will be combined those of our Veldhoven office with the expiration of this lease.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Market Information.    Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol "CYMI." The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the NASDAQ Global Select Market.

	2008		2007
	High	Low	High	Low
First quarter	$38.90	$24.33	$46.68	$39.38
Second quarter	$31.29	$22.86	$45.16	$39.10
Third quarter	$32.34	$24.70	$44.46	$35.10
Fourth quarter	$26.14	$18.36	$44.73	$37.00

        Registered Shareholders.    On February 23, 2009, the closing sales price of our common stock on the NASDAQ Global Select Market was $18.64 and there were 212 registered holders of record as of that date.

        Dividends.    We have never declared or paid cash dividends on our common stock and currently do not anticipate paying cash dividends in the future.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 21, 2009.

        Issuer Purchases of Equity Securities.    On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. We did not repurchase any shares during the fourth quarter of 2008 and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $77.1 million at December 31, 2008. The program does not have a fixed expiration date and may be discontinued at any time.

  Performance Measurement Comparison(1).

        The following performance graph shows the total stockholder return of an investment of $100 in cash made on December 31, 2003 in each of (i) our common stock, (ii) a broad equity market index, the securities comprising the Nasdaq Composite Index, and (iii) a published industry or line of business index, the securities comprising the Philadelphia Semiconductor Index (the "SOXX Index"). In previous years, we used the securities comprising the Morgan Stanley High Technology Index as our published industry or line of business index. This index is also shown on the performance graph below during this transition year as required. We elected to change our published industry or line of business index because we feel the SOXX Index represents companies that are more aligned with our business.

        The performance graph assumes that $100 was invested on December 31, 2003 in our common stock at the closing price of $46.19 and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cymer, Inc., The NASDAQ Composite Index,
The Philadelphia Semiconductor Index And The Morgan Stanley High-Technology Index

160
140
120
100
80
60
40
20
0
DOLLARS
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008

Legend

Symbol	Total Returns Index for:	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
■ (solid line)	Cymer, Inc.	100.00	63.95	76.88	95.15	84.28	47.43
▲ (dashed line)	NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
◆ (dotted line)	Philadelphia Semiconductor	100.00	88.84	115.83	128.45	125.92	91.10
● (gray line)	Morgan Stanley High-Technology	100.00	107.66	109.85	121.65	145.08	83.68

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

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2008	2007	2006	2005	2004(1)
	(in thousands, except per share data and footnotes)
Consolidated Statements of Operations Data:
Total Revenues	$459,010	$521,696	$543,855	$383,648	$418,079
Cost of Revenues	241,881	260,280	281,243	227,290	243,473

Gross Profit	217,129	261,416	262,612	156,358	174,606

Operating Expenses:
Research and development	96,464	81,842	73,974	64,025	58,612
Sales and marketing	24,039	26,163	30,618	25,143	23,369
General and administrative	36,544	38,949	38,889	26,514	31,630

Total operating expenses	157,047	146,954	143,481	115,682	113,611

Operating income	60,082	114,462	119,131	40,676	60,995
Other Income (Expense), net	(9,818)	15,390	19,561	5,112	(421)
Income Before Income Tax Provision & Minority Interest	50,264	129,852	138,692	45,788	60,574
Income Tax Provision	16,587	44,413	46,137	262	15,144
Minority Interest	2,863	2,923	3,093	1,026	(2,276)

Net Income	$36,540	$88,362	$95,648	$46,552	$43,154

Basic earnings per share	$1.22	$2.64	$2.53	$1.29	$1.17

Weighted average common shares outstanding	29,924	33,522	37,779	36,017	36,758

Diluted earnings per share	$1.22	$2.50	$2.40	$1.27	$1.15

Weighted average common and dilutive potential common shares outstanding	29,992	36,784	41,397	36,544	37,584

Consolidated Balance Sheet Data:
Cash and cash equivalents	$252,391	$305,707	$302,098	$233,745	$114,246
Working capital	374,799	498,405	686,702	499,670	452,579
Total assets	777,444	794,152	949,094	791,376	818,836
Total long-term liabilities	30,238	181,440	155,503	151,304	208,035
Treasury stock	(473,580)	(450,704)	(150,704)	(50,000)	—
Stockholders' equity	517,776	503,523	687,894	538,454	517,320

(1)
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

Overview

        We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by the three lithography tool manufacturers, and we provide installed base products to support chipmakers that use these light sources in the production of advanced wafer patterning applications. We currently supply DUV light sources to each of the lithography tool manufacturers, ASML, Canon, and Nikon, who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell installed base products, which include replacement parts, various service and support offerings and upgrades to lithography tool manufacturers as well as directly to chipmakers. We provide worldwide service and support through certified field service engineers, and we have replacement parts depots located close to many of our customers throughout the world. Our light source systems currently constitute many of the excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of lithography light sources, many of the consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

        We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and installed base products. The TCZ segment is targeting the growing market for LTPS processing used in the manufacture of OLED flat panel displays. No sales or revenues have been earned or recorded to date for our TCZ segment. Additional information regarding our reporting segment is contained in Note 16, Segment and Geographic Information to our consolidated financial statements and in this Item 7. under Results of Operations for the Years Ended December 31, 2008, 2007 and 2006.

        Since we derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. The semiconductor equipment industry historically has experienced periodic ups and downs, some of them more pronounced than others.

        The most recent growth year for the semiconductor equipment industry was 2006, during which we achieved record revenue and net income levels. Although we and many of the companies in our industry initially expected 2007 to be another growth year, activity levels decreased as the year progressed and the semiconductor industry entered a slowdown. In 2008, particularly in the second half of 2008, global economic conditions deteriorated which negatively effected consumer spending on electronics and the downturn in the semiconductor industry worsened significantly. As a result, chipmakers dramatically reduced their capital spending and delayed or cancelled deliveries of equipment originally scheduled to occur in 2008 or 2009.

        Our light source system shipments have historically tracked with the semiconductor-equipment cycle while our installed base products and the associated revenue have scaled with utilization of our light sources in the field and the growth of our installed base of light source systems. As a result, our light source systems' unit shipments declined by 49% and the associated revenue by 36% in 2008 as compared to 2007. Although chipmakers began to reduce their manufacturing utilization levels in the second half of 2008 in an effort to align their chip inventories with rapidly declining electronics demand, our installed base products revenue still grew by approximately 9% in 2008 as compared to the prior year. The growth of installed base products in 2008 was driven by increasing pulse utilization in the first half of the year and the overall increase in our installed base of light sources in 2008 as compared to 2007. Installed base product revenue totaled $300.1 million in 2008. Overall, our total revenue declined by approximately 12% in 2008 as compared to 2007.

        In 2008 we shipped 100 light source systems with ArF accounting for 79% of the total shipments. Our XLR series accounted for 48 of the 79 ArF light source systems we shipped, with the XLR 500i being selected by chipmakers in the memory, foundry and logic sectors. In 2008, we introduced, and received multiple orders for, the newest light source in the XLR Series, the XLR 500d, designed for dry ArF applications with a CD of 32nm. We believe that we are also well-positioned to support double patterning at 32nm with the XLR 600i, the industry's first 90W ArF light source designed for use in immersion double patterning applications. We received additional orders for multiple XLR 600i systems in the second half of 2008, and multiple units of the XLR500d and XLR600i shipped in 2008. With product demand heavily weighted toward these high productivity ArF light sources, our currency adjusted average selling price ("ASP") continued to rise, reaching $1.6 million during 2008. As a result of this higher ASP in 2008, our light source system revenue did not decline at as high a rate as did the light source system unit shipments from 2007 to 2008.

        During 2008 we made significant strides helping customers increase uptime and wafer output, while reducing their cost of operations with longer life modules and enhancements like Gas Lifetime eXtension ("GLX"). We also continued to demonstrate the value of our OnPulse product. OnPulse agreements now cover installations at leading chipmakers in Asia, North America and Europe, all of which have implemented the product to improve wafer production, reduce total operating costs, enhance laser cost predictability, and simplify administration.

        In 2008, we continued to make progress on our laser produced plasma EUV source development. During the year we achieved new milestones in energy levels and duration and we demonstrated further improvement in our debris mitigation technology. As part of our multi-year, multi-unit agreement with ASML, we expect to ship several commercial systems in 2009.

        Additionally, we are making progress in TCZ, our joint venture with Zeiss that is developing a production tool for the flat panel display industry. TCZ is currently building multiple production tools, and anticipates delivering its first prototype tool in 2009 provided that it receives a purchase order for the tool from its prospective customer.

        The global semiconductor industry and the economy as a whole have entered one of the most difficult periods in recent history. Lower consumer spending, tighter credit markets, and rising unemployment are reducing consumer demand for electronics, resulting in an overall slowdown in semiconductor capital spending, including lithography. Visibility into customers' investment plans has been reduced and the timing for capacity orders is uncertain. Demand for new light source systems has declined sharply and demand for installed base products is slowing due to lower utilization of our light source systems by our customers. We expect that the total available light source market will be considerably lower in 2009, and that demand will be dominated by the logic sector. Our expectation for the year is for advanced ArF immersion orders to represent the majority of scanner and light source demand.

        We are focused on winning each light source selection by providing customers with increased performance, productivity and lower cost of operations. We will continue to strengthen our leadership position by investing responsibly in research and development, delivering new XLR features and capabilities and successfully commercializing our EUV source product. We are also focused on increasing efficiencies within manufacturing and the field, driving continuous improvement in quality and reliability, and we will continue to maintain tight cost control.

  2008—Business and Economic Highlights

        2008 was a very volatile economic year. The rate of deterioration in the semiconductor capital equipment industry was unprecedented. In January 2009, Gartner Dataquest forecasted that 2008 worldwide semiconductor capital equipment spending would decrease 30.6% from 2007 levels and that 2009 worldwide semiconductor capital equipment spending is on pace to decline 34.1% from 2008 levels. In response to these rapidly changing business conditions, we took several actions to reduce our cost structure, including executing a reduction in our workforce and reducing operating expenses. During a year of declining demand, we were able to considerably strengthen our DUV product portfolio and overall product reliability, and quality continued to increase. Our installed base products business grew and we believe we are in a leadership position with advanced ArF immersion, next generation laser produced plasma EUV light source technology and TCZ flat panel display technologies.

        As a result of the downturn in the global economy and the semiconductor industry and the crisis in the financial markets in 2008, there were negative impacts to our financial results in 2008 beyond those described above related to our revenues. They include the following which we recorded in our consolidated financial statements during the year ended December 31, 2008:

  •
  A $5.3 million impairment of an auction rate security with a face value of $5.6 million in our investment portfolio that we purchased in October 2007. Based on the type and magnitude of this impairment, we were required to record this as an other-than-temporary loss in our consolidated statement of income in 2008.

  •
  Foreign currency losses which totaled $6.6 million and were associated with the significant fluctuations of the foreign exchange rates in the countries in which our subsidiaries are located and do business, particularly the Korean Won, the Japanese Yen and the Euro. This foreign currency exposure is caused by the fact that our foreign subsidiaries purchase inventory from our corporate office in US dollars, but they operate in functional currencies other than U.S. dollars.

  •
  Bad debt expense of $1.9 million as a result of certain of our customers experiencing financial difficulties associated with the downturn in the semiconductor industry and global economy.

  •
  Write downs of the value of our inventory of $5.9 million in response to the decreasing demand for our products and increased risk of parts on hand in excess of our demand plan.

        As a result of the above items and the overall decline in our financial performance and net income in 2008, we took the following actions in late 2008;

  •
  In November 2008, we conducted an approximate 8% reduction in our global workforce which resulted in charges of approximately $3.0 million which we recorded in our consolidated financial statements during the three months ended December 31, 2008. This reduction in workforce affected all areas of the company and we anticipate that this action will result in an annual savings of approximately $8.4 million.

  •
  We opened several bonded warehouses abroad in the third and fourth quarters of 2008 in an effort to mitigate the foreign currency exchange rate exposure associated with the inventory sales between our U.S. corporate office and our foreign subsidiaries. With this change, some of the inventory previously purchased from our foreign subsidiaries is now located in bonded warehouses and are owned by our U.S. parent company and, accordingly, valued in U.S. dollars.

  2009—Outlook

        We anticipate that 2009 will be a very challenging business environment. We expect lithography light source demand and chipmaker factory utilization to be at extremely low levels. Our top priorities are to continue to increase XL platform productivity and reliability, further develop our installed base products business, build upon our EUV program success, and continue to improve the planning and process execution of the company. We will also continue to size the company and its cost structure to address changes in the global business conditions.

        In January 2009, we announced that we were taking actions to further lower our global cost structure from those already taken by us in November 2008. These actions included an additional 10% reduction in our global workforce that resulted in charges of approximately $4.5 million which we will record in the first quarter of 2009. In connection with this reduction in workforce, we reduced the annual salaries of certain of our executive officers 10-15% effective in January 2009, reduced all other employees' salaries by 10% and took other actions to significantly reduce other operating expenses, As a result of these actions, we expect to lower our global cost structure by approximately $50 to $55 million annually starting in 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  General

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, financial assets and liabilities valuation and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

        We believe that revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates and judgments.

  Revenue Recognition

        Our revenues consist of product sales, which primarily include sales of light source systems and installed base products which consist of replacement parts and, to a lesser extent, training, service, upgrades, and refurbishments of our light source systems.

        The sales of our light source systems generally include training and installation services. We determined that these elements qualify as one unit of accounting under Emerging Issues Task Force Bulletin No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. For the installation element, we determined it to be a perfunctory performance obligation due to the following: 1) installation of our light source systems is provided primarily as a courtesy to our customers and not as a requirement of the light source system sale, 2) our customers have the capability to perform the installation of the light source systems themselves, 3) we have adequate history performing such light source system installations that we can accurately estimate the installation costs and 4) our cost to perform a light source system installation is less than 1% of the sales price of the light source system and the installation takes a minimal number of hours to perform. In addition, the training services are considered to be perfunctory as they are only provided as a courtesy to our customers and are not a requirement of the light source system sales. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer: 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, one of our light source system arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

        On a very limited basis, certain of our product sales include additional elements, such as future product upgrades. For these transactions, we allocate consideration to the multiple elements based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement's consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21. Our sales arrangements do not include general rights of return.

        Revenue from replacement parts is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our replacement parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare replacement part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly which is based on historical experience.

        Service and training revenue is recognized as the services are rendered. Revenue associated with our OnPulse contracts, which include primarily replacement parts and to a much lesser extent services, is recognized based on the pulse usage of the light source systems covered under the contract. Revenue is determined based on a per pulse fee and the number of pulses utilized during each month, with no minimums or maximums. From a revenue classification and reporting standpoint, we are able to determine the relative fair values of the replacement part and service components of the revenues recognized under such contracts. To date, the revenue associated with the service element of our OnPulse contracts when combined with our training, service and service contract revenue has been less than 10% of our total revenue.

        On a very limited basis, we sell upgrades for our light source systems or refurbish light source systems owned by our customers to their original or new condition. Revenue from the sale of upgrades is recognized when the upgrade has been successfully installed by us and accepted by the customer. Revenue from refurbished light source systems is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

        Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements as described above.

  Inventory Valuation

        Our inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. We evaluate the need to record adjustments for impairment of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, replacement parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we either do not have expected usage based on our forecasted demand for the next 12-24 months or do not expect to have a high likelihood of use beyond 24 months is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

        The methodologies used to analyze excess and obsolete inventory and determine the value of our inventory are significantly affected by future demand and usage of our products. There are many factors that could potentially affect the future demand or usage of our products, including the following:

  •
  Condition of the semiconductor industry, which is cyclical in nature;

  •
  Overall condition of the world economy which can positively or negatively impact the demand for our products;

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

  •
  Utilization rates of our light sources at chipmakers; and

  •
  Engineering change orders.

        Based upon our experience, we believe that the estimates we use to calculate the value of our inventories are reasonable and properly reflect the risk of excess and obsolete inventory. If actual demand or the usage periods for our inventory are substantially different from our estimates, such differences may have a material adverse effect on our financial condition and results of operations. During adverse economic conditions, such as those that existed in the second half of 2008 and are expected to continue into 2009, it is difficult to estimate the future demand for our products. As a result, the likelihood that the usage period for our inventory will substantially differ from our estimates is increased. In order to minimize this risk, we used the most current demand plan information available to us so that the calculations for our excess inventory reflect the current state of the economy and our business, which have both deteriorated from prior periods.

  Refurbished Inventories

        As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of revenue if the return of the core assembly is related to a part being replaced under our warranty provisions or under a service or support contract with our customer. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed core assembly. As part of our normal excess and obsolete inventory analysis, these consumed core assemblies are also reviewed on a monthly basis and an adjustment to inventory is recorded as appropriate for these parts.

  Warranty Obligations

        We maintain an accrual for the estimated cost of product warranties associated with our product sales. Warranty costs include replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of revenues in our consolidated statements of income. The warranty coverage period and terms for light source systems and replacement parts varies by light source system model. The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product's life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

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

  Stock-Based Compensation

        We adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R") "Share-Based Payment," on January 1, 2006. SFAS No. 123R requires companies to estimate the fair value of stock- based compensation awards on the date of grant using an option-pricing model and amortize the resulting expense over the requisite service period of the award, which is generally the vesting period. Upon adoption of SFAS No. 123R, we elected to use the Black-Scholes option pricing model to estimate the fair value of stock options that we grant under our equity incentive plans. In order to determine the fair value of stock option grants under the Black-Scholes option pricing model, we must use subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. SFAS No. 123R also requires that a forfeiture rate be estimated and included in the calculation of stock-based compensation expense at the time that the stock option or other stock awards such as our restricted stock unit awards are granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates.

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

        If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period and could materially impact our financial condition and operating results. Our key assumptions such as volatility and the forfeiture rate can be materially impacted during adverse economic conditions such as those we experienced in the second half of 2008 and those that we expect to continue into 2009.

        During the first quarter of 2008, we granted performance restricted stock units ("PRSUs") to our executive officers and certain key employees under our new Long-Term Incentive Program which became effective on January 1, 2008. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified group of peer companies over a three-year performance period and eligible individual's management by objectives ("MBO") achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. During each quarter over the three-year performance period, we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income growth) as compared to the specified peer group companies as defined by the plan over the three year period and 2) the expected average percentage achievement of each of the participant's individual MBO goals over the three year period. The results of these two estimates are used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each reporting period, we reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our financial condition and operating results.

  Allowance for Doubtful Accounts

        A majority of our trade receivables are derived from sales to large photo lithography tool manufacturers or semiconductor manufacturers located throughout the world. In order to monitor potential credit losses, we perform periodic credit evaluations of our customers' financial condition. We maintain an allowance for doubtful accounts for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. We review the allowance for doubtful accounts on a quarterly basis to assess the adequacy of the allowance. We take into consideration the following when making this assessment;

  •
  Our customer's payment history and how current they are on paying their outstanding receivables balance;

  •
  Our history of successfully collecting on past due or aged receivables if such exist for our customers;

  •
  Our customer's current financial condition and any circumstances of which we are aware that would impact our customer's ability to meet its financial obligations; and

  •
  Our judgments as to prevailing economic conditions in the industry and world economy and their impact on our customers.

        If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us or the judgments used by us to determine a customer's allowance prove to be incorrect or inaccurate, we may need to record additional allowances. In addition, due to the fact that our products are fairly expensive and we deal with a limited customer base, the trade receivable balance owed by any one customer can be significant. As a result, if our judgment on the financial condition of a our customers, even a single customer, proves to be incorrect, we would have to record additional and potentially significant allowances and bad debt expense which would have a material impact on our business, financial condition and results of operations.

  Long-Lived Assets Valuation

        Included in our long-lived assets are property, plant and equipment and definite lived intangible assets. We account for the valuation and disposal of our long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived asset's physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows (undiscounted and without interest) expected to be generated by the asset. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If such assets are considered to be not recoverable (i.e. carrying amount is greater than the undiscounted cash flows), the impairment is measured and recorded based upon the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Significant judgments and estimates by management are required to project cash flows and, if required, estimate the fair value of the impaired long-lived assets. The estimated future cash flows are based upon, among other things, our strategic plans with regard to our business and operations, assumptions about expected future operating performance, and the interpretation of current and future economic indicators. During time periods when the global economy is in a downturn or recession, such as it entered in 2008 and in which it remains in 2009, it is very difficult to estimate future cash flows as it requires management at the company to make judgments on when and how quickly the economy and the company's business will recover. To the extent that the judgments used by us to calculate our future cash flows prove to be inaccurate or there are significant changes in market conditions, the overall condition of the global economy or our strategic plans change, it is possible that our conclusions regarding long-lived asset impairment could change. This could result in significant impairment charges which would have a material adverse effect on our business, financial position and results of operations.

  Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover the majority of our deferred tax assets. If in the future we determine that a change has occurred which will not allow this recovery, we will record a valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

        The calculation of our tax provision is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

RESULTS OF OPERATIONS

        The following table sets forth certain items in our consolidated statements of income as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2008	2007	2006
Revenues:
Product and service sales	99.5%	99.3%	98.7%
Product sales—related party	0.5%	0.7%	1.3%

Total revenues	100.0%	100.0%	100.0%
Cost of Revenues:	52.7%	49.9%	51.7%

Gross Profit	47.3%	50.1%	48.3%

Operating expenses:
Research and development	21.0%	15.7%	13.6%
Sales and marketing	5.2%	5.0%	5.6%
General and administrative	8.0%	7.5%	7.2%

Total operating expenses	34.2%	28.2%	26.4%

Operating income	13.1%	21.9%	21.9%
Total other income (expense), net	(2.1)%	3.0%	3.6%

Income before income tax provision and minority interest	11.0%	24.9%	25.5%
Income tax provision	3.6%	8.5%	8.5%
Minority interest	0.6%	0.6%	0.6%

Net income	8.0%	17.0%	17.6%

        We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and installed base products. The TCZ segment is targeting the growing market for LTPS processing used in the manufacture of flat panel displays. No sales or revenues were earned or recorded for the years ended December 31, 2008, 2007 and 2006 for the TCZ segment. As a result, no cost of revenue was recorded for these same years. The discussion which follows for operating expenses and other income and expenses includes our consolidated expenses and identifies expenses associated with the TCZ segment for the years ended December 31, 2008, 2007 and 2006. Additional information regarding our reporting segments is contained in Note 16, "Segment and Geographic Information" to our consolidated financial statements.

YEARS ENDED DECEMBER 31, 2008 and 2007

        Revenues.    The types of revenue that we generate and how we recognize revenue for each is explained above under the heading "Critical Accounting Policies and Estimates."

        The following table summarizes the components of our revenue (in thousands, except units sold):

				2008 vs. 2007
	Years Ended December 31,
				Increase (decrease)	% Change
	2008	2007	2006
Light source systems:
Revenue	$157,739	$245,831	$282,449	$(88,092)	(36)%

Units sold	100	196	280	(96)	(49)%

Average selling price(1)	$1,575	$1,260	$1,009	$315	25%

Installed base product sales	$300,989	$275,180	$261,011	$25,809	9%

Product Sales	$458,728	$521,011	$543,460	$(62,283)	(12)%

Other revenue	$282	$685	$395	$(403)	(59)%

Total revenue	$459,010	$521,696	$543,855	$(62,686)	(12)%

(1)
For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

        Total revenue decreased 12% in 2008 compared to 2007. The decline in revenue was primarily due to a 36% decline in our light source system revenue, which was partially offset by a 9% increase in our installed base product revenue in 2008 as compared to 2007. A total of 100 light source systems were sold in 2008 compared to 196 light source systems sold in 2007. The decrease in light source systems revenue was due to the lower number of light source systems that we sold as a result of the reduced need for capacity expansion by our chipmaker customers, the downturn in the semiconductor capital equipment industry and the deterioration of the global economy. The average selling price of these light source systems increased 25% to $1.6 million in 2008 from $1.3 million in 2007. This increase in the average selling price is due to the continued adoption of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light source system. On a foreign currency adjusted basis, the average selling price increased 24% from 2007 to 2008 due to the continued shift in the product mix to our higher priced ArF light source systems. ArF light source systems accounted for 92% of light source systems revenue for 2008 compared to 84% of light source system revenue for 2007.

        Our installed base product revenues increased 9% in 2008 from the 2007 levels. These higher revenues from year to year are due to the growth of our installed base and increasing pulse utilization in the first half of 2008, the strong adoption of our OnPulse contracts and the sale of other laser productivity enhancements such as GLX. There were no revenues recorded or earned associated with our TCZ joint venture in 2008, 2007 or 2006.

        We anticipate that our total revenue for the first quarter of 2009 will be significantly lower than the fourth quarter 2008 levels. In the first quarter of 2009, demand for new light sources has declined sharply and demand for installed base products is slowing. Due to low chipmaker demand for new lithography tools, coupled with low visibility, we expect our direct customers to continue to draw upon their inventory of light sources to minimize new purchases and preserve cash. We expect that foundry utilization will remain very low, with higher pulsing memory utilization declining, albeit to a lesser extent. We expect to see continued decline in lower pulsing KrF while ArF immersion utilization is expected to continue to rise. We do not expect the increase in the utilization of ArF immersion systems to completely offset the decrease in the utilization of higher pulsing systems for memory lithography and lower pulsing KrF sources. As a result, our installed base products revenue is anticipated to decline substantially in the first quarter of 2009 from the fourth quarter 2008 levels. In addition, we anticipate that our revenues throughout 2009 will be significantly lower than 2008 due to deterioration of the global economy and our expectation that it will not recover in 2009.

        Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to the customer within the following twelve months. In addition, our DUV backlog does not include services which will be provided to our customers in the future or under service contracts. For the year ended December 31, 2008, our backlog totaled $78.4 million and total bookings were $432.0 million which yielded a book-to-bill ratio of 0.83 compared to the year ended December 31, 2007, where our backlog was $105.5 million and total bookings were $532.8 million yielding a book-to-bill ratio of 0.96. The decline in backlog, book-to-bill and bookings from year to year primarily reflects the downturn in the semiconductor capital equipment industry as a result of the deterioration of the global economy.

        We installed 123 light sources at chipmakers and other end-users during the year ended December 31, 2008 as compared to 209 light sources installed during the year ended December 31, 2007. Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung who purchases installed base products from us, amounted to 22%, 20% and 10%, respectively, of total revenue for 2008, and 33%, 19% and 7%, respectively, of total revenue for 2007.

        Our sales are generated primarily by shipments to customers in the United States, Japan, and Korea and, to a lesser extent, other Asian countries and Europe. Approximately 83% and 85% of our sales in 2008 and 2007, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 25% and 23% of total revenues for 2008 and 2007, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by them from our corporate office. We anticipate that international sales will continue to account for a significant portion of our sales.

        Cost of Revenues.    Cost of revenues includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead, and foreign exchange gains and losses on foreign currency exchange contracts ("forward contracts") associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of product sales. We do not charge our customers for shipping fees. The cost of revenues decreased 7.1% to $241.9 million for 2008 from $260.3 million for 2007. This decrease in the cost of revenues was primarily due to a decrease in sales of light source system in 2008 compared to 2007. This decrease was partially offset by higher costs associated with our installed base products and a $5.9 million write down of our inventory during the year in response to the decreasing demand for our products and increased risk of parts on hand being in excess of our demand plan.

        Gross profit decreased 16.9% to $217.1 million for 2008 from $261.4 million for 2007. The gross margin on product sales was 47.3% for 2008 compared to 50.1% for 2007. This decrease in gross profit and gross margin in 2008 as compared to 2007 was primarily due to the increasing percentage of our revenues being attributable to installed base products which generate lower margins. In addition gross profit and gross margin were negatively impacted by the write down of our inventory values, higher rework expenses, and increased warranty costs for 2008 compared to 2007.

        We anticipate that gross margin will be lower in the first quarter of 2009 as compared to the fourth quarter of 2008. A higher mix of our lower margin installed base products revenue and a higher percentage of fixed manufacturing cost relative to lower revenue levels are expected to result in a lower overall gross margin. We will also record charges that will impact cost of revenues in the first quarter as a result of our January 15, 2009 reduction in workforce. In addition, if we are not successful in aligning our manufacturing cost structure with our decreasing production levels that are expected in 2009, we may not be able to absorb these costs and this could negatively impact our gross margin on product revenues.

CYMER AND TCZ SEGMENTS OPERATING EXPENSES AND OTHER INCOME (EXPENSE) FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

        The following table summarizes operating data for our Cymer and TCZ operating segments. (in thousands):

				2008 vs. 2007
	Year Ended December 31,
				Increase (decrease)	% Change
	2008	2007	2006
Research and development expenses
Cymer consolidated	$96,464	$81,842	$73,974	$14,622	17.9%
TCZ	4,792	4,222	2,941	570	13.5%
Sales and marketing expenses
Cymer consolidated	$24,039	$26,163	$30,619	$(2,124)	(8.1)%
TCZ	1,511	2,127	2,913	(616)	(29.0)%
General and administrative expenses
Cymer consolidated	$36,544	$38,949	$38,888	$(2,405)	(6.2)%
TCZ	609	1,428	2,223	(819)	(57.4)%
Total other income (expense)—net
Cymer consolidated	$(9,818)	$15,389	$19,561	$(25,207)	(163.8)%
TCZ	(468)	564	608	(1,032)	(183.0)%

        Research and Development.    Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 17.9% to $96.5 million for 2008 from $81.8 million for 2007 due primarily to costs associated with our increased focus on EUV light source development and the beginning stages of its commercialization and product development and efforts associated with our TCZ segment and the LTPS technology. The increase in research and development costs were offset by decreases in variable compensation costs of $5.7 million associated with our incentive bonus program, some of which we were able to fund in 2007 but did not fund in 2008. As a percentage of total revenues, research and development expenses increased 5.4 percentage points to 21.0% for 2008 from

15.7% for 2007. Our investment in research and development is expected to continue as we produce products, such as EUV, that can provide us with a competitive advantage in the semiconductor industry. As a result of the November 2008 and January 2009 cost reduction actions, we anticipate that our research and development expenses for 2009 will be lower than our 2008 levels.

        Research and development expenses for the TCZ segment increased 13.5% to $4.8 million for 2008 from $4.2 million for 2007, due primarily to an increase in depreciation expense and employee compensation and benefits expenses.

        Sales and Marketing.    Sales and marketing expenses include sales, marketing and other marketing expenses. Sales and marketing expenses decreased 8.1% to $24.0 million for 2008 from $26.2 million for 2007. The decrease in sales and marketing expenses is primarily due to a $2.8 million decline in variable compensation costs associated with our incentive bonus programs, some of which we were able to fund in 2007 but did not fund in 2008. These decreases in sales and marketing expenses were partially offset by increases in employee related salaries and benefits of $1.4 million. This increase in salaries and benefits includes approximately $286,000 of payroll and severance costs associated with the reduction in our worldwide workforce that occurred in November 2008. As a percentage of total revenues, such sales and marketing expenses increased to 5.2% for 2008 from 5.0% for 2007. As a result of the November 2008 and January 2009 cost reduction actions, we anticipate that our sales and marketing expenses for 2009 will be lower than our 2008 levels.

        Sales and marketing expenses associated with the TCZ segment decreased 29.0% to $1.5 million for 2008 from $2.1 million for 2007 due primarily to decreases in employee compensation and benefits related expenses as a result of lower executive headcount in 2008 compared to 2007 and lower travel and entertainment expenses in 2008 as compared to 2007.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit fees, and administrative operating costs. General and administrative expenses decreased 6.2% to $36.5 million for 2008 from $38.9 million for 2007. The decrease in general and administrative expenses is primarily due to a $4.3 million decrease in variable compensation costs associated with our incentive bonus programs some of which we were able to fund in 2007 but did not fund in 2008. In 2008 we also reversed $1.0 million in bonuses recorded for prior year long-term incentive bonus programs for employees who were terminated employees in 2008 and are no longer eligible to be paid these bonuses. In addition, professional fees decreased $2.4 million from 2007 to 2008 primarily due to decreases in professional accounting service fees which were related to the adoption and implementation of FIN 48 during 2007. These decreased expenses were offset by increases in employee related salaries and benefits and travel expenses of $2.2 million, and a $308,000 asset impairment related to certain equipment. In addition, we recorded bad debt expense of $1.9 million as a result of certain of our customers that we identified as being at risk as a result of their current financial condition being negatively impacted by the downturn in the semiconductor industry and the global economy. Further, we also incurred increases in general operating expenses related to our facilities of $520,000 in 2008 compared to 2007. As a percentage of total revenues, general and administrative expenses increased to 8.0% for 2008 from 7.5% for 2007. As a result of the November 2008 and January 2009 cost reduction actions, we anticipate that our general and administrative expenses for 2009 will be lower than our 2008 levels, but our general and administrative expenses could increase in 2009 if additional customers experience financial difficulties as a result of the economic recession and we have to record additional bad debt expense.

        General and administrative expenses associated with the TCZ segment decreased 57.4% to $609,000 for 2008 from $1.4 million for 2007 due primarily to a decrease in variable costs associated with the TCZ incentive program and a reduction in employee compensation and benefits related expenses. The reduction in the variable incentive program expenses was due to amounts recorded in the prior year which we reversed in the third quarter of 2008 due to changes in TCZ's expected results which were identified in the third quarter of 2008. These increases in expenses were partially offset by an increase in outside services expense.

        Total Other Income (Expense)—Net.    Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes and foreign currency exchange gains and losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. dollar. Other expense, net totaled $9.8 million for 2008 compared to other income, net of $15.4 million for 2007. The change from net other income to net other expense from year to year was primarily due to a significant reduction in interest income from year to year as a result of lower overall cash and investment balances and lower interest rate yields and foreign currency exchange losses of $6.6 million which we recorded during 2008 as compared to foreign currency gains of $2.0 million which we recorded during 2007. This change from foreign currency exchange gains to losses from year to year is primarily due to the volatility of the foreign currencies in which our subsidiary offices conduct business as measured against the U.S. Dollar. In the second half of 2007, several of these currencies strengthened against the U.S. Dollar, whereas in the second half of 2008, their value, particularly that of the Korean Won and the Euro significantly declined against the U.S. Dollar. To mitigate the risk of future foreign currency exchange exposure, we are expanding our foreign currency hedging program in 2009 and transitioning other currency related business practices to be more U.S. Dollar centric.

        In addition, we recorded a $5.3 million write-down of our investments in 2008 related to the sole auction rate security that is included in our investment portfolio and has a par value of $5.6 million. Based on the continued crisis in the credit market and the significant downgrading of this auction rate security in 2008, our evaluation of its fair value at December 31, 2008 resulted in an other-than-temporary impairment totaling $5.3 million.

        Total other income (expense)-net associated with the TCZ segment decreased to a net other expense of $468,000 in 2008 from a net other income of $564,000 in 2007. We recorded foreign currency exchange losses of $586,000 during 2008 as compared to foreign currency exchange gains of $115,000 during 2007 primarily due to cash balances held by TCZ during 2008 in non-functional currencies such as the Euro and Singapore dollars. In addition, we recorded interest income of $118,000 during 2008 compared to interest income of $449,000 during 2007 due to lower cash balances and lower interest rates during 2008 as compared to 2007.

        Income Tax Provision.    The tax provision of $16.6 million and $44.4 million for 2008 and 2007, respectively, reflects an annual effective rate of 33.0% and 34.2%, respectively. The decrease in the effective rate from 2007 to 2008 is due to the large investment in the EUV technology resulting in a research and development credit on lower profit before tax in 2008. The annual effective tax rates for 2008 and 2007 were less than the U.S. statutory rate of 35% primarily as a result of permanent book tax differences such as the research and development tax credits, and the Manufacturing Activity deduction under Internal Revenue Code Section 199 (the "199 deduction"). Our future annual effective tax rate depends on various factors, such as potential changes to the tax laws in both the US and foreign jurisdictions and the geographic compositions of our pre-tax income.

YEARS ENDED DECEMBER 31, 2007 AND 2006

        Revenues.    Total revenue decreased 4% in 2007 to $521.7 million from $543.9 million in 2006. The decline in revenue was primarily due to lower light source system revenues, which were partially offset by continued growth in our installed base product revenues in 2007 as compared to 2006. The average selling price of our light source systems increased 25% year over year due to a significant shift by our customers toward our most advanced ArF immersion light sources. The decrease in units of light source systems sold from 2006 to 2007 reflected the slowing conditions in the semiconductor industry and the reduced need for capacity expansion by our chipmaker customers.

        Our installed base product revenue increased 5% to $275.2 million in 2007 from $261.0 million in 2006. These higher revenues from period to period were due to the continued growth in 2007 of the installed base of our products and the increased utilization of them by our chipmaker customers. Average utilization of our light sources by our customers increased 20% from 2006 to 2007, resulting in an increased demand for our installed base products. Revenues from funded development contracts which primarily include activities performed for our customers and under license agreements were $685,000 for 2007 compared to $395,000 for 2006. There were no revenues recorded or earned associated with our TCZ segment in 2007 or 2006.

        Sales to two of our three lithography tool manufacturing customers, ASML and Nikon, amounted to 33% and 19%, respectively, of total revenue for 2007, and 38% and 16%, respectively, of total revenue for 2006.

        Approximately 85% and 84% of our sales in 2007 and 2006, respectively were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 23% and 22% of total revenues for 2007 and 2006, respectively.

        Cost of Revenues.    The cost of product sales decreased 7% to $260.3 million for 2007 from $281.2 million for 2006. This decrease in the cost of revenues was primarily due to a decline in light source system sales and decreased warranty costs in 2007 as compared to 2006.

        Gross profit decreased less than 1% to $261.4 million for 2007 from $262.2 million for 2006. The gross margin on product sales was 50.0% for 2007 compared to 48.3% for 2006. This higher gross margin in 2007 as compared to 2006 was primarily due to increased factory yield and utilization, reduced product lead and cycle times, and reduced warranty costs which resulted from product reliability realization and favorable material reclaim productivity.

        Research and Development.    Research and development expenses increased 11% to $81.8 million for 2007 from $74.0 million for 2006 due primarily to costs associated with our increased focus on EUV light source development and the beginning stages of its commercialization and product development efforts associated with our TCZ segment and the LTPS technology. In addition to our development of EUV and LTPS technologies, we also continued to focus on next generation ArF products including the ongoing development of our XLR series light sources. As a percentage of total revenues, research and development expenses increased 2.1 percentage points to 15.7% for 2007 from 13.6% for 2006.

        Research and development expenses for the TCZ segment increased 44.8% to $4.2 million for 2007 from $2.9 million for 2006 due primarily to an increase in materials purchased to support LTPS research and development systems and tools and the costs related to the shutdown of a laboratory when TCZ relocated its development activities from Korea to Singapore.

        Sales and Marketing.    Sales and marketing expenses decreased 15% to $26.2 million for 2007 from $30.6 million for 2006. The decrease in sales and marketing expenses was primarily due to a $3.3 million decline in compensation and benefits expense. As a percentage of total revenues, such sales and marketing expenses decreased to 5.0% for 2007 from 5.6% for 2006.

        Sales and marketing expenses associated with the TCZ segment decreased 27.6% to $2.1 million for 2007 from $2.9 million for 2006 due primarily to decreases in employee compensation and benefits related expenses and variable costs associated with the TCZ incentive program.

        General and Administrative.    Although general and administrative expenses remained relatively flat at $38.9 million for both 2007 and 2006, the specific types of expenses that contributed to these totals varied from year to year. General and administrative expenses related to stock compensation expense declined $5.6 million from 2006 to 2007 due primarily to $4.2 million in stock-based compensation expense which we recorded in the fourth quarter of 2006 related to the correction of an error for a small number of stock options granted primarily in 1999. Additionally, profit sharing and bonuses declined $1.0 million from year to year. These decreases were offset by a $3.3 million increase in professional accounting service fees which were related to the implementation of FIN 48 and tax consulting support during the year. As a percentage of total revenues, general and administrative expenses increased to 7.5% for 2007 from 7.2% for 2006.

        General and administrative expenses associated with the TCZ segment decreased 36.4% to $1.4 million for 2007 from $2.2 million for 2006 due primarily to a decrease in outside professional fees, which includes accounting and legal fees and recruiting expenses.

        Total Other Income—Net.    Total other income-net decreased $4.2 million to $15.4 million in 2007 from $19.6 million in 2006. A significant portion of this decrease from year to year was due to $3.2 million in life insurance proceeds that we received and recorded to interest income following the death of one of our executive officers early in 2006. During 2007, we also utilized a significant portion of our investment portfolio when we repurchased $300 million of our common stock in our board approved stock repurchase program. As a result of the utilization of a portion of our cash and investments for the stock repurchase program, we had a decrease in interest income in 2007 as compared to 2006. The decrease in interest and other income from year to year was offset by a $351,000 increase in foreign currency exchange gains and a $744,000 increase in interest and other expense primarily due to the expense related to the net present value calculations associated with our long-term incentive bonus program.

        Total other income-net associated with the TCZ segment decreased slightly to $564,000 for 2007 from $608,000 for 2006. This change in other income, net, primarily reflects a decrease in interest income from 2006 to 2007 and foreign currency exchange gains recorded during 2007 compared to foreign currency exchange losses recorded during 2006.

        Income Tax Provision.    The tax provision of $44.4 million and $46.1 million for 2007 and 2006 reflects an annual effective rate of 34.2% and 33.3%, respectively. The increase in the annual effective tax rate is primarily attributable to the Extraterritorial Income ("ETI") exclusion being replaced with a Manufacturing Activity deduction under the 199 deduction. The annual effective tax rate for 2007 was approximately equal to the statutory rate of 35%. The annual effective tax rate for 2006 was less than the U.S. statutory rate of 35% primarily as a result of permanent book tax differences such as research and development tax credits and the 199 deduction and was a function of current tax law and the geographic location of pre-tax income.

        For further information on segment reporting see Note 16 to the Consolidated Financial Statements—"Segment Information" in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded our operations primarily from cash generated from operations, proceeds from note offerings, and proceeds from stock option exercises. At December 31, 2008, we had $252.4 million in cash and cash equivalents, $30.9 million in short term investments, $9.5 million in long term investments, and $374.8 million in working capital. The decrease in cash and cash equivalents in 2008 as compared to 2007 was primarily due to cash used in operations, and the repurchase of approximately $22.9 million in shares of our common stock under our 2008 board approved stock repurchase program.

        Operating Activities    Net cash used in operating activities in 2008 totaled $11.2 million and primarily reflects lower net income for the year as adjusted to exclude the effects of non-cash charges, a significant increase in inventory levels, decreases in accounts payable, accrued expenses and other liabilities, and changes in the balances of deferred income taxes and income taxes payable. These uses of cash were partially offset by a decrease in accounts receivable and an increase in deferred revenue during 2008.

        The $63.6 million increase in inventory from 2007 to 2008 was primarily due to increases in our field inventory to support the growing installed base of our light sources, to provide for faster replacement parts availability and optimize field inventory to support XLR light source system installations and to support our OnPulse usage agreements. The increase in inventory also includes inventory related to our TCZ joint venture which is developing flat panel display technologies and EUV systems that are currently being built in support of planned production demand in 2009. The use of cash in the amount of $13.6 million for accrued expenses and other liabilities was due primarily to payments made to employees related to amounts earned in 2007 under our short-term incentive bonus plans that were paid in the first quarter of 2008. These short-term incentive plans were not funded in 2008 so no such payments will be made in 2009. The decrease in accounts payable of $8.8 million primarily reflects the recent reduction in inventory purchases as a result of the downturn in the semiconductor industry and the global economy. Changes in the income tax accounts were primarily due to significant tax payments that were made by us during the year ended December 31, 2008. The decrease in accounts receivable of $28.2 million was primarily the result of our ongoing collection efforts and lower accounts receivable balances. The $4.9 million increase in deferred revenue from 2007 to 2008 primarily reflects prepayments received from ASML during 2008 for purchase orders received from them under a multi-year EUV supply agreement.

        Net cash provided by operating activities in 2007 of $142.1 million reflects net income, as adjusted to exclude the effects of non-cash charges, decreases in accounts receivable and increases in accounts payable and deferred revenue. These were partially offset by the increase in inventory levels from 2006 to 2007. The decrease in the receivable balance was primarily the result of collection efforts. The increase in deferred revenue from 2006 to 2007 primarily reflects prepayments received from ASML during the third quarter of 2007 for purchase orders received from them under a multi-year EUV supply agreement. Accounts payable increased from 2006 to 2007 primarily related to the increased inventory levels at the end of 2007. The increase in inventory during 2007 was primarily due to the increased production of replacement parts to support and provide service to our growing installed base of light sources.

        Net cash provided by operating activities in 2006 of $115.8 million reflects significant net income for the year and increases in accrued expenses and other liabilities partially offset by increases in accounts receivable and inventories. The increase in accounts receivable was the result of higher revenues recorded during 2006. The increase in inventory balances for 2006 was primarily the result of an increased demand for replacement parts to support our growing installed base of light source systems, particularly our more advanced XLA series systems and the increase in sales of our light source systems.

        Investment Activities    Net cash used in investing activities in 2008 was $18.9 million, which consisted primarily of the acquisition of $23.7 million of property and equipment, a significant portion of which relates to building improvement costs and engineering equipment associated with our EUV research, development and productization efforts. This use of cash was offset by proceeds from sold or matured short-term and long-term securities net of reinvestment of such securities during the year. A portion of the proceeds from sold and matured investments during the year were used to fund our 2008 stock repurchase program.

        Net cash provided by investing activities in 2007 was $138.5 million, which consisted primarily of proceeds from sold or matured investments, partially offset by purchases of investments and the acquisition of property and equipment used by us in the normal course of business. A portion of the proceeds from sold and matured investments during the year were used to fund our 2007 stock repurchase program.

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

        Financing Activities    Net cash used in financing activities for 2008 was $18.3 million which was due primarily to the repurchase of approximately $22.9 million or 803,500 shares of our common stock under our board approved stock repurchase program. This was partially offset by $2.5 million in proceeds received from the exercise of employee stock options and employee stock purchase plan and a $2.0 million additional cash investment received from Zeiss, the TCZ minority shareholder.

        Net cash used in financing activities for 2007 was $281.0 million which was due primarily due to the repurchase of approximately $300.0 million or 7.5 million shares of our common stock under our board approved stock repurchase program. This was slightly offset by the $15.3 million in proceeds received from the exercise of employee stock options and employee stock purchase plan a $2.0 million additional cash investment received from Zeiss for our TCZ joint venture and $1.7 million in excess tax benefits associated with stock option exercises.

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

        Effect of Exchange Rate Changes.    The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $4.9 million for the year ended December 31, 2008 compared to an increase in cash of $4.0 million and $4.2 million for the years ended December 31, 2007 and December 31, 2006, respectively. Most of our foreign subsidiary offices operate in currencies other than the U.S. Dollar and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Since the beginning of 2008 and most notably in the second half of 2008, several of the foreign currencies in which our subsidiary offices operate fluctuated significantly against the U.S. Dollar. The most volatile of these currencies during 2008 was the Korean Won, and to a lesser extent, the Euro. Not only did the Korean Won weaken dramatically against the U.S. Dollar during the year, but we had significant cash balances denominated in Korean Won as of December 31, 2008. As a result, cash and cash equivalents were negatively impacted by $8.4 million due to the Korean Won weakening during the year. This decrease was offset by the strengthening of the Japanese Yen against the U.S. Dollar during 2008. As a result, the cash and cash equivalents were positively impacted by $3.4 million due to the Japanese Yen strengthening during the year.

        For the year ended December 31, 2007, cash was positively impacted by $4.0 million primarily due to the Japanese Yen and the Euro strengthening against the U.S. Dollar and the impacts it had on the cash balances denominated in these currencies held at our subsidiary offices. For the year ended December 31, 2006, cash was positively impacted by $4.2 million primarily due to the Korean Won, the Japanese Yen and the Euro strengthening against the U.S. dollar and the impacts it had on cash balances denominated in these currencies held at our subsidiary offices.

        Prospective Capital Needs.    We require substantial resources to fund the operations of our business, particularly to fund our investment in new light source technologies, including inventory and capital in support of these technologies. In addition, we require resources to fund our normal operations and the activities of our TCZ joint venture. On February 17, 2009, we used $143.2 million of our total cash and short-term investments balances to redeem our convertible subordinated notes and the remaining interest due. As a result, our total cash and investment balances will be much lower in 2009 than they were at December 31, 2008. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and, to a lesser extent, from the exercise of employee stock options and the purchase by our employees of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs for our normal operations, our investments in our new light source technologies and our TCZ venture for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities, to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. We have taken steps to reduce certain expenditures as part of our announced reduction in workforce on January 15, 2009, and we will continue to monitor expenditures for this purpose. On April 21, 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. As of December 31, 2008 we have $77.1 million remaining of this authorization. We are currently not using our cash or marketable securities for common stock repurchases, but we could do so in the future.

        While we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

  •
  general economic and political conditions and specific conditions in the markets in which we operate, including the continuing volatility in the semiconductor industry, the current economic recession, trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

  •
  our manufacturing activity;

  •
  the required investments in our new light source technologies such as EUV;

  •
  the timing and requirements of spending to support product development efforts and other operating costs;

  •
  competitive labor market compensation requirements

  •
  the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

  •
  the overall levels of sales of our products and gross profit margins;

  •
  the market acceptance of our products;

  •
  the levels of inventory and accounts receivable that we maintain;

  •
  acquisitions of assets, products or new technologies;

  •
  capital improvements for new and existing facilities;

  •
  our competitors' responses to our products and our anticipation of and responses to their products;

  •
  our relationships with suppliers and customers; and

  •
  the level of exercises of stock options and stock purchases by our employees under our employee stock purchase plan.

SUBSEQUENT EVENTS

  Reduction in work force and actions to lower global cost structure.

        On January 15, 2009, we reduced our worldwide workforce by approximately 10 percent, or a total of approximately 100 employees, in response to continuing deterioration in the lithography sector of the semiconductor capital equipment market. As a result of this reduction in workforce, we expect to incur cash charges of approximately $4.5 million, primarily for severance, that will be recorded in our consolidated financial statements for the three months ending March 31, 2009. In connection with this reduction in workforce, the compensation committee of our board of directors also reduced the annual salaries of certain executive officers by 10-15% effective January 19, 2009. In addition, we took various other cost reduction actions for 2009 including reducing all other employees' salaries by 10%, suspending our 401(K) company matching program and contributions to certain of our subsidiary office pension plans, suspending annual salary increases and our short-term bonus plan and significantly reducing non-essential operating and capital expenditures. We expect that all of these actions will result in lower overall costs in 2009.

  Convertible subordinated notes

        On February 17, 2009, we redeemed the 3.50% convertible subordinated notes at a price equal to 100% of the principal amount of the notes of $140.7 million plus accrued interest of $2.5 million. We anticipate that this payment will not impact our ability to sustain operations for at least the next 12 months.

TRANSACTIONS WITH RELATED PARTIES

        We periodically sell our light source systems to Zeiss and we purchase certain optical parts from Zeiss. Zeiss is considered to be a related party as a result of its ownership interests in TCZ, our joint venture entity. For a discussion of the business and transactions with Zeiss, see Note 15, "Related Party Transactions."

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

        The following summarizes our contractual obligations and other commitments as of December 31, 2008, and the impact such obligations could have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 year	1–3 Years	3–5 Years	More than 5 years
Operating lease obligations(1)	$8,883	$5,663	$3,165	$55	$—
Convertible subordinated notes	140,722	140,722	—	—	—
Interest on convertible subordinated notes	2,463	2,463	—	—	—
Purchase obligations(2)	35,755	35,755	—	—	—

Total commitments	$187,823	$184,603	$3,165	$55	$—

(1)
We currently sublease all or a portion of our leased facilities, and the payments received under these non-cancelable subleases agreements which expire in 2009 are direct offsets to our operating lease obligations. The amounts in the table above represent the gross lease amounts, which are expected to be offset by sublease payments of $3.8 million in 2009.

(2)
Purchase obligations declined by approximately $37 million from December 31, 2007 due primarily to the downturn in the semiconductor industry and the adverse global economic conditions.

        In addition to the amounts shown in the table above, at December 31, 2008, we had a gross liability for income taxes associated with uncertain tax positions of approximately $25.6 million. Because the timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, we are unable to project if and when this might occur if at all within the next five years. Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

        At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

        We have no significant contractual obligations that are not recorded in our consolidated financial statements or fully disclosed in the notes thereto.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We will adopt FSP 157-2 as of January 1, 2009 and we do not expect its adoption to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will apply SFAS No. 141R to any acquisitions that we might commence subsequent to January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—amendments of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 as of January 1, 2009 and do not expect its adoption to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161

requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 as of January 1, 2009 and do not expect its adoption to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a "net settlement feature," which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We will adopt FSP APB 14-1 as of January 1, 2009 and we do not expect its adoption to have a material impact on our consolidated financial statements.

        On December 30, 2008, the FASB issued FASB Staff Position 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 requires an entity following the disclosure rules of FAS 132R to disclose the following information related to its pension plan assets:1) investment policies and strategies; 2) categories of plan assets; 3) fair value measurements of plan assets (following fair value hierarchy of FAS 157) and 4) any significant concentrations of risks. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 31(R)-1 on January 1, 2010 and we do not expect its adoption to have an impact on our consolidated financial statements.

        In April 2008 the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We conduct business in several currencies through our global operations. Until the beginning of 2008, our Japanese subsidiary posed our greatest foreign currency risk due to the large volume of business that we conduct in Japan and the volatility of the Japanese Yen. In 2008 our exposure to foreign currency risks associated with our other international subsidiary offices increased, and most notably in Korea and the Netherlands due to the increase in intercompany activities and the volatility of the Korean Won and the Euro against the U.S. Dollar. These foreign currency exposures primarily related to the U.S. Dollar intercompany payable balances recorded at these offices which grew significantly in 2008 as we strategically increased our investment in field inventory at these locations in support of world class customer parts availability. In the third quarter of 2008, these higher intercompany balances combined with the significant decline in the value of the Korean Won and the

Euro against the U.S. Dollar resulted in significant foreign currency losses for the period. During the fourth quarter of 2008, the Korean Won continued to deteriorate against the U.S. Dollar; however, the strengthening of the Japanese Yen and the resulting foreign currency gains partially offset the foreign currency losses incurred for the Korean Won during the period.

        Our risk management includes the use of derivative financial instruments, principally forward contracts, purchased to manage the foreign currency risk exposure at our Japanese subsidiary. We enter into forward contracts in order to reduce the impact of currency fluctuations related to purchases of our products by Cymer Japan in U.S. Dollars for resale under firm third-party sales commitments denominated in Japanese Yen, as well as exposures related to intercompany debt and other foreign currency exposures.

        As a result of our recent increase in foreign currency exposures, we are expanding our foreign currency hedging program to include balance sheet hedging at other international subsidiaries. We launched this balance sheet hedging program in February 2009 at our Korean subsidiary and plan to implement it at other international subsidiaries during 2009. As is the case with the forward contracts for Cymer Japan, our objective is to offset gains or losses resulting from foreign exchange exposures with gains and losses on forward contracts, thereby reducing the volatility of our earnings. We do not enter into forward contracts for speculative purposes. Our foreign exchange hedging program may not be adequate to eliminate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage such foreign currency risks properly could have a material adverse effect on our financial condition and results of operations.

        At December 31, 2008 and 2007, we had outstanding forward contracts to buy U.S. $38.3 million for 3.9 billion Yen and $37.9 million for 4.3 billion Yen, respectively, under foreign currency exchange facilities. At December 31, 2008, the contract rates ranged from 90.0 Yen to 108.4 Yen per U.S. dollar. These contracts expire on various dates through June 2009.

        We enter into forward contracts to hedge anticipated product purchases that are denominated in a currency different than the functional currency and these qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, we defer changes in the fair value for the effective portion of these forward contract hedges and record the amount in accumulated other comprehensive income (loss). Subsequently we reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party.

        We also enter into forward contracts to offset gains and losses arising from holding assets and liabilities in the non-functional currencies. These forward contracts are not designated as hedges under SFAS 133 and we record changes in their fair value to other income (expense), in order to offset the changes in fair value of the underlying assets and liabilities denominated in the non-functional currencies.

        The fair value of all of our forward contracts totaled to a liability of $4.5 million as of December 31, 2008 and an asset of $168,000 as of December 31, 2007. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $164,000 for the year ended December 31, 2008 compared to a deferred gain, net of tax, of $90,000 for the year ended December 31, 2007. The foreign currency exchange loss totaled approximately $6.6 million for the year ended December 31, 2008 and the foreign currency exchange gain totaled approximately $2.0 million for the year ended December 31, 2007.

        The foreign currency loss for the year ended December 31, 2008 was primarily attributable to a significant decline in the Korean Won against the U.S. Dollar. The foreign currency gain for the year ended December 31, 2007 primarily reflected strengthening of the Japanese Yen and the Euro against the U.S. Dollar during the year. These foreign currency gains and losses were primarily associated with our intercompany balances and were included in other income (expense), net on the accompanying consolidated statements of income.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 15% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $3.9 million and $3.4 million at December 31, 2008 and December 31, 2007, respectively. The adverse impact at December 31, 2008 and December 31, 2007 is after consideration of the offsetting effect of approximately $3.8 million and $4.1 million from forward exchange contracts in place for the months of December 2008 and December 2007, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 15% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Investment and Debt Risk

        We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, certificates of deposit and commercial paper. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $362,000 for the year ended December 31, 2008.

        We also currently hold one auction rate security within our investment portfolio which was purchased according to our investment policy in October 2007 at a par value of $5.6 million. Although this auction rate security is insured, the company that insures it was significantly downgraded in the first and second quarters of 2008. As a result of the downgrading of the company that insures this auction rate security, the auction rate security itself was also downgraded. This auction rate security has gone to auction every 28 days since November 2007 and has failed at every auction. As a result of these failed auctions, the downgrading of the auction rate security and the company that insures it, and the current credit market crisis, we have recorded impairment charges on this investment totaling $5.3 million, to properly reflect its fair value at December 31, 2008. Of this impairment, $3.8 million was identified and recorded in the three months ended March 31, 2008, $1.0 million in the three months ended June 30, 2008, $270,000 in the three months ended September 30, 2008 and $206,000 in the three months ended December 31, 2008. No impairment charges were recorded in the year ended December 31, 2007. The impairment charges recorded in the first and second quarters of 2008 were primarily due to the downgrading of the auction rate security itself and the company that insures it, whereas the impairment charges recorded in the third and fourth quarters of 2008 were due to the increase in the key interest rates used in the model, primarily those associated with credit default swaps, to calculate the fair value of the auction rate security. Since we determined that these were all other-than-temporary impairments, we recorded these as a write-down of investments in other income (expense), net in the accompanying consolidated statements of income. It is uncertain that we will be able to liquidate this auction rate security in the near term and the likelihood is high that we will hold this auction rate security in excess of twelve months from the current reporting period date of December 31, 2008. Therefore, we have classified the $291,000 fair value of this auction rate security as a long-term investment on our consolidated balance sheet at December 31, 2008. Since this auction rate security is immaterial to our overall cash and investment balances, we do not anticipate that our inability to liquidate it at its current fair value in the near term or long term will have an affect on our liquidity.

        In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes which became due and were retired on February 17, 2009. Interest on these notes was payable on February 15 and August 15 of each year. The notes were convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount and were subject to adjustment under certain conditions. Because the interest rate was fixed, there was no risk of increased expense. We repurchased, at a discount to par, $109.2 million of these notes reducing the principal amount outstanding to $140.7 million at December 31, 2008 and 2007. The fair value of such debt based on quoted market prices at December 31, 2008 and 2007 was $139.2 million and $142.8 million, respectively. See Notes 1, 9 and 18 to our consolidated financial statements and Item 7, Subsequent Events for further information.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

1.
Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2008, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

2.
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

  We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

  KPMG LLP, an independent registered public accounting firm, also assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and their report with the results of this assessment appears on page F-2 of this Annual Report on Form 10-K.

3.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2009 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Exchange Act, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below. With the exception of the information specifically incorporated herein by reference from our definitive Proxy Statement into this Annual Report on Form 10-K, our definitive Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the information contained in the sections entitled "Report of the Audit Committee" and the "Report of the Compensation Committee" in our definitive Proxy Statement is not incorporated by reference into this Annual Report on Form 10-K or deemed "filed" with the SEC.

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

        The information required by Item 10 of Form 10-K regarding the members of our Audit Committee and our Audit Committee financial expert is incorporated herein by reference to the information contained in the section entitled "Information Regarding the Board of Directors and its Committees—Audit Committee" in our 2009 definitive Proxy Statement.

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

        Code of Ethics.    We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions. We have posted the text of the code of ethics on our website which can be accessed at http://www.cymer.com under "Investor Relations." In addition, we will promptly disclose on our website (1) the nature of any amendment to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on our website in the future.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K regarding executive compensation is incorporated herein by reference to the information contained in the sections entitled "Executive Compensation" and "Compensation of Directors" in our definitive Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K regarding equity compensation plans under which our common stock may be issued as of December 31, 2008 is incorporated herein by reference to the information contained in the section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement. The information required by Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement.

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
10.11#
Form of Stock Unit Grant Notice and Form of Stock Unit Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2007).
10.12#
Form of Stock Unit Grant Notice for use in connection with the 2007 Long-Term Incentive Bonus Plan under the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2007).
10.13#
Form of Stock Unit Grant Notice and Form of Stock Unit Agreement for use with the Long-Term Bonus Program under the 2005 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on December 21, 2007).

10.14#	Form of Performance Restricted Stock Unit Notice and Form of Performance Restricted Stock Unit Agreement for use with the Long-Term Incentive Program under the 2005 Amended and Restated Equity Incentive Plan.
10.15#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Robert P. Akins and Cymer.
10.16#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Edward Brown, Jr. and Cymer.
10.17#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Nancy J. Baker and Cymer.
10.18#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Rae Ann Werner and Cymer.
10.19#	Summary description of Cymer, Inc. 3-Year Bonus Program (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on April 1, 2005).
10.20#	Summary description of Cymer, Inc. Short-Term Incentive Bonus Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer's Current Report on Form 8-K filed on April 20, 2007).
10.21#	Summary description of Cymer, Inc. Long-Term Incentive Bonus Plan for 2007, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer's Current Report on Form 8-K filed on April 20, 2007).
10.22#
Summary description of Cymer, Inc. Long-Term Incentive Bonus Program, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.21 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2007).
10.23#	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2009.
10.24#	Executive Nonqualified Excess Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.25#	Severance agreement, effective December 19, 2008, by and between Nancy J. Baker and Cymer.
10.26#
Amended and Restated Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.24 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2007).
10.27*
Amended and Restated Joint Venture Agreement, dated September 12, 2006, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH and TCZ Pte Ltd (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.28	Amendment No. 1 to Amended and Restated Joint Venture Agreement dated January 9, 2009 by and between Cymer, Inc, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH.
10.29*
Patent License Agreement, dated May 14, 2001, by and among Cymer, Inc., Linda B. Jacob, Joseph A. Mangano, and Science Research Laboratory, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.30*	Patent Sublicense Agreement, dated May 14, 2001, by and between Science Research Laboratory, Inc. and Cymer, Inc. (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.31*
Patent Sublicense Agreement, dated November 7, 2003, by and between SRL-EUV, LLC and Cymer, Inc. (incorporated herein by reference to Exhibit 10.27 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2003).
10.32*
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
10.34*
Amended Intellectual Property License Agreement, effective June 27, 2006, by and between Intel Corporation and Cymer, Inc (incorporated herein by reference to Exhibit 10.2 to Cymer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
14.1
Code of Ethics for Chief Executive, Chief Financial and Chief Accounting Officers. (incorporated herein by reference to Exhibit 14.1 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2007)
21.1	Subsidiaries of Cymer (incorporated herein by reference to Exhibit 21.1 to Cymer's Annual Report on Form 10-K for the year ended December 31, 2007).
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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
Dated: February 27, 2009

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Akins, Paul B. Bowman and Rae Ann Werner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	February 27, 2009
/s/ PAUL B. BOWMAN Paul B. Bowman	Vice President and Interim Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ RAE ANN WERNER Rae Ann Werner	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009
/s/ CHARLES J. ABBE Charles J. Abbe	Director	February 27, 2009

/s/ EDWARD H. BRAUN Edward H. Braun	Director	February 27, 2009
/s/ MICHAEL R. GAULKE Michael R. Gaulke	Director	February 27, 2009
/s/ WILLIAM G. OLDHAM William G. Oldham	Director	February 27, 2009
/s/ PETER J. SIMONE Peter J. Simone	Director	February 27, 2009
/s/ YOUNG K. SOHN Young K. Sohn	Director	February 27, 2009
/s/ JON D. TOMPKINS Jon D. Tompkins	Director	February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.:

        We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for fair value measurements of all financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and effective January 1, 2007, the Company adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cymer Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cymer, Inc.:

        We have audited Cymer, Inc.'s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cymer, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Cymer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cymer, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2008, and the related consolidated financial statement schedule, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ KPMG LLP

San Diego, California
February 27, 2009

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$252,391	$305,707
Short-term investments	30,900	22,355
Accounts receivable—net	64,296	91,875
Accounts receivable—related party	818	1,112
Inventories	194,746	129,757
Deferred and prepaid income taxes	46,886	42,147
Prepaid expenses and other assets	9,344	8,930

Total current assets	599,381	601,883
PROPERTY AND EQUIPMENT—NET	114,390	116,725
LONG TERM INVESTMENTS	9,456	29,443
DEFERRED INCOME TAXES	29,168	19,272
GOODWILL	8,833	8,833
INTANGIBLE ASSETS—NET	9,898	12,951
OTHER ASSETS	6,318	5,045

TOTAL ASSETS	$777,444	$794,152

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,003	$23,980
Accounts payable—related party	4,108	4,428
Accrued warranty	23,565	24,350
Accrued payroll and benefits	12,682	24,406
Accrued patents, royalties and other fees	3,795	3,303
Convertible subordinated notes	140,722	—
Income taxes payable	1,085	13,468
Deferred revenue	15,344	4,974
Accrued and other current liabilities	8,278	4,569

Total current liabilities	224,582	103,478
CONVERTIBLE SUBORDINATED NOTES	—	140,722
INCOME TAXES PAYABLE	18,447	17,755
DEFERRED REVENUE	—	5,562
OTHER LIABILITIES	11,791	17,401

Total liabilities	254,820	284,918

MINORITY INTEREST	4,848	5,711

COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENTS
STOCKHOLDERS' EQUITY
Preferred stock—authorized 5,000,000 shares; $.001 par value, no shares issued or outstanding	—	—
Common stock—authorized 100,000,000 shares; $.001 par value; 42,461,000 shares issued and 29,609,000 shares outstanding at December 31, 2008; 42,339,000 shares issued and 30,290,000 shares outstanding at December 31, 2007	42	42
Additional paid-in capital	586,539	579,711
Treasury stock at cost (12,852,000 and 12,049,000 common shares at December 31, 2008 and December 31, 2007, respectively)	(473,580)	(450,704)
Accumulated other comprehensive income (loss)	(6,025)	214
Retained earnings	410,800	374,260

Total stockholders' equity	517,776	503,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$777,444	$794,152

See Notes to Consolidated Financial Statements

CYMER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
REVENUES:
Product sales	$456,729	$517,980	$536,493
Product sales—related party	2,281	3,716	7,362

Total revenues	459,010	521,696	543,855

COST OF REVENUES	241,881	260,280	281,243

GROSS PROFIT	217,129	261,416	262,612

OPERATING EXPENSES:
Research and development	96,464	81,842	73,974
Sales and marketing	24,039	26,163	30,618
General and administrative	36,544	38,949	38,889

Total operating expenses	157,047	146,954	143,481

OPERATING INCOME	60,082	114,462	119,131

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)	(6,642)	2,025	1,674
Write-down of investments	(5,309)	—	—
Interest and other income	8,845	20,074	23,852
Interest and other expense	(6,712)	(6,709)	(5,965)

Total other income (expense)—net	(9,818)	15,390	19,561

INCOME BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	50,264	129,852	138,692
INCOME TAX PROVISION	16,587	44,413	46,137
MINORITY INTEREST	2,863	2,923	3,093

NET INCOME	$36,540	$88,362	$95,648

EARNINGS PER SHARE:
Basic earnings per share	$1.22	$2.64	$2.53

Weighted average common shares outstanding	29,924	33,522	37,779

Diluted earnings per share	$1.22	$2.50	$2.40

Weighted average common and dilutive potential common shares outstanding	29,992	36,784	41,397

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock
			Additional Paid-in Capital				Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income
(In thousands)	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2005	38,036	$38	$407,549	(1,943)	$(50,000)	$(9,025)	$189,892	$538,454
Exercise of common stock options and warrants	3,709	4	114,730					114,734
Issuance of employee stock purchase plan shares	29	—	1,325					1,325
Employee stock-based compensation	—	—	12,512					12,512
Employee stock options—change in status			665					665
Non-employee stock options granted			58					58
Income tax benefit from stock compensation			20,243					20,243
Repurchase of common stock into treasury					(100,704)			(100,704)
Net income				(2,593)			95,648	95,648	$95,648
Other comprehensive income:
Translation adjustment						4,173		4,173	4,173
Net unrealized loss on available-for-sale investments, net of tax						706		706	706
Net unrealized gain on derivatives, net of tax						87		87	87
Net unrecognized pension loss						(7)		(7)	(7)

Total comprehensive income									$100,607

BALANCE, DECEMBER 31, 2006	41,774	$42	$557,082	(4,536)	$(150,704)	$(4,066)	$285,540	$687,894
Cumulative effect of adoption of FIN 48							358	358
Exercise of common stock options	519		14,138					14,138
Issuance of restricted stock awards	18
Issuance of employee stock purchase plan shares	28		1,122					1,122
Employee stock-based compensation			5,504					5,504
Employee stock options—change in status			22					22
Non-employee stock options granted			116					116
Income tax benefit from stock compensation			1,727					1,727
Repurchase of common stock into treasury				(7,513)	(300,000)			(300,000)
Net income							88,362	88,362	$88,362
Other comprehensive income:
Translation adjustment						4,021		4,021	4,021
Net unrealized gain on available-for-sale investments, net of tax						321		321	321
Net unrealized gain on derivatives, net of tax						73		73	73
Net unrecognized pension loss						(135)		(135)	(135)

Total comprehensive income									$92,642

BALANCE, DECEMBER 31, 2007	42,339	$42	$579,711	(12,049)	$(450,704)	$214	$374,260	$503,523

Exercise of common stock options	70		1,630					1,630
Issuance of restricted stock awards	15
Issuance of employee stock purchase plan shares	37		876					876
Employee stock-based compensation			5,597					5,597
Employee stock options—change in status			1					1
Non-employee stock options granted			32					32
Income tax shortfall from stock compensation			(1,308)					(1,308)
Repurchase of common stock into treasury				(803)	(22,876)			(22,876)
Net income							36,540	36,540	$36,540
Other comprehensive income:
Translation adjustment						(5,947)		(5,947)	(5,947)
Net unrealized loss on available-for-sale investments, net of tax						(68)		(68)	(68)
Net unrealized loss on derivatives, net of tax						(254)		(254)	(254)
Net unrecognized pension gain, net of tax						30		30	30

Total comprehensive income									$30,301

BALANCE, DECEMBER 31, 2008	42,461	$42	$586,539	(12,852)	$(473,580)	$(6,025)	$410,800	$517,776

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$36,540	$88,362	$95,648
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,633	25,523	25,127
Stock-based compensation	5,630	5,642	13,235
Minority interest	(2,863)	(2,923)	(3,093)
Provision for deferred income taxes	(16,152)	3,408	8,558
Loss on disposal and impairment of property and equipment	297	292	27
Write-down of investments	5,309	—	—
Change in assets and liabilities:
Accounts receivable—net	28,160	23,982	(26,039)
Accounts receivable—related party	294	(278)	(246)
Inventories	(63,620)	(25,461)	(15,250)
Prepaid expenses and other assets	(2,414)	(2,218)	905
Accounts payable	(8,788)	5,269	1,001
Accounts payable—related party	(320)	(430)	(117)
Accrued expenses and other liabilities	(13,557)	185	9,686
Deferred revenue	4,909	7,992	818
Income taxes payable	(11,234)	12,733	5,541

Net cash provided by (used in) operating activities	(11,176)	142,078	115,801

INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,689)	(26,637)	(16,404)
Purchases of investments	(90,309)	(91,440)	(278,594)
Proceeds from sold or matured investments	95,051	256,720	223,004
Acquisition of patents	—	(121)	(8,200)
Acquisition of minority interest	—	—	(7,024)

Net cash provided by (used in) investing activities	(18,947)	138,522	(87,218)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,506	15,260	116,059
Cash investment in joint venture received from minority shareholder	2,000	2,000	—
Excess tax benefit from stock option exercises	58	1,727	20,243
Repurchase of common stock into treasury	(22,876)	(300,000)	(100,704)

Net cash provided by (used in) financing activities	(18,312)	(281,013)	35,598

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,881)	4,022	4,172

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,316)	3,609	68,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	305,707	302,098	233,745

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$252,391	$305,707	$302,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,569	$5,469	$5,301

Income taxes paid, net	$43,256	$26,642	$12,111

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—Cymer, Inc., together with its wholly owned subsidiaries is engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. In addition, we sell replacement parts and support to our lithography tool manufacturer customers as well as directly to our chipmaker customers. We are the majority owner of a joint venture known as TCZ Pte. Ltd., ("TCZ") located in Singapore. TCZ is currently developing, and will integrate, market and sell, and support, production tools for the flat panel display manufacturing industry.

        We manufacture our products primarily at our San Diego headquarters, but we also conduct refurbishment manufacturing activities for replacement parts at our subsidiary office located in Korea. We provide customer support from our San Diego headquarters, and from our field offices located throughout the United States, Europe, Japan, Korea, Singapore, China, and Taiwan. We sell our product to customers primarily in the United States, Japan, and Korea and, to a lesser extent, other Asian countries and Europe.

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

        Use of Estimates—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management's best estimates and judgment. We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash Equivalents—All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2008 and 2007, we had $170.3 million and $210.6 million of cash equivalents, respectively.

        Fair Value Measurements—We account for our financial assets and liabilities that are being measured and reported on at fair value on a recurring basis per the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements." This includes certain items we currently report in cash equivalents and available-for-sale securities within our cash and cash equivalents, short term and long term investments on the accompanying consolidated balance sheets. In addition, our derivatives, which consisted of foreign currency forward exchange contracts, are reported at fair value and are included in the scope of SFAS No. 157.

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

        Per SFAS No. 157, assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels as defined by the fair value hierarchy in SFAS No. 157 are as follows:

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

        Investments—Our short and long-term investment portfolio consists primarily of government and corporate fixed income securities, auction rate securities, certificates of deposit, and commercial paper, all of which are classified as available-for-sale and are carried on the consolidated balance sheet at fair value which is primarily based on quoted market prices for such securities. These investments are described in more detail in Note 4. While it is our general intent to hold such investments until maturity, we occasionally sell our investments for cash flow purposes. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Available-for-sale securities with remaining maturities of less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than its amortized cost, the impact of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and the Company's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

        Inventories—Inventories are recorded at the lower of cost, determined on a first in first out basis, or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. Inventory costs include material, labor and manufacturing overhead costs. Our inventories include reusable parts that we receive from our customers as part of consumed assemblies. We refurbish these returned core assemblies, which consist primarily of metal components, and reuse them in future core assemblies. Refurbishment costs are capitalized as incurred. We review the components of our inventory on a regular basis for excess or obsolete inventory and make appropriate adjustments to the value of our inventory in the period that such excess or obsolete inventory is identified.

        Refurbished Inventories—As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of revenues if the return of the core assembly is related to a part being replaced under our warranty provisions. The value of the reusable parts contained within the consumed assembly is determined based upon historical data on the value of the reusable parts that we typically yield from a consumed core assembly. As part of our normal excess and obsolete inventory analysis, these consumed core assemblies are also reviewed on a monthly basis and an adjustment to inventory is recorded as appropriate for these parts.

        Long-Lived Assets—Our long lived assets include property plant and equipment and finite lived intangible assets. Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Estimated useful lives for financial reporting purposes are as follows: buildings, twenty years; property and equipment, generally one to five years; and light source systems built for internal use, three years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or the remaining lease term. Repairs and maintenance are charged to expense as incurred.

        Intangible assets with finite lives are recorded at cost and amortized to the appropriate cost of revenue or operating expense account using the straight-line method over their expected useful lives.

        We review the carrying value and remaining useful life of our long-lived assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable per the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). For further discussion see Note 8, "Long-Lived Assets."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill—We account for our goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 includes provisions that discontinued the amortization of goodwill and intangible assets with indefinite useful lives associated with purchase business combinations. Under SFAS No. 142, our goodwill is subject to an annual impairment test. We conduct this test in the fourth quarter of each fiscal year or when events or circumstances occur that indicate potential impairment. For further discussion, see Note 7, "Goodwill."

        Foreign Currency Translation—The financial statements of our foreign subsidiaries where the functional currency is the local currency are translated into U.S. dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, cost of product sales, expenses, gains and losses. Gains and losses resulting from foreign currency translation are accumulated as a separate component of our consolidated statement of stockholders' equity and comprehensive income within other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

        Derivative Instruments—We conduct business in several international currencies through our global operations. We maintain a foreign exchange risk management policy with the goal of protecting product margins and minimizing the short term volatility of reported earnings due to foreign currency risk exposure. In accordance with our policy, we use financial instruments, principally forward contracts, to manage certain of our foreign currency risk exposures. Forward contracts acquired to protect the product margins of forecasted transactions, primarily the purchases of our products by Cymer Japan in U.S. Dollars for resale under firm third-party sales commitments denominated in Japanese Yen are accounted for in accordance with the provisions of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." We also enter into forward contracts to offset gains and losses on assets and liabilities held in non-functional currency, primarily the intercompany U.S. Dollar denominated liabilities of our foreign subsidiaries and do not designate these forward contracts as hedges pursuant to SFAS No. 133. We record all forward contracts at fair value based on the quoted exchange rates for such instruments. We do not enter into forward contracts for speculative purposes.

        Convertible Subordinated Notes—Our convertible subordinated notes are accounted for in accordance with Accounting Principles Board ("APB Opinion No. 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Per the provisions of APB Opinion No. 14, the notes are recorded at their face value which was $140.7 million at both December 31, 2008 and December 31, 2007. The fair value of such debt, based on quoted market prices at December 31, 2008 and 2007, was $139.2 million and $142.8 million, respectively.

        Guarantees and Warranties—In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45 except for product warranties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (a)
  Product Warranties—Warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of product sales in the consolidated statements of income and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems, replacement parts vary by light source system model. We review our warranty provision monthly, which is determined using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product's life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. The following table summarizes information related to our warranty provision (in thousands):

	Years Ended December 31,
	2008	2007	2006
Beginning product warranty balance	$24,350	$29,450	$30,191
Liabilities accrued for warranties issued during
the year, net of adjustments and expirations	15,729	15,087	18,209
Warranty expenditures incurred during the year	(16,514)	(20,187)	(18,950)

Ending product warranty balance	$23,565	$24,350	$29,450

  (b)
  Intellectual Property Indemnifications—We agree to indemnify our customers, and the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, as well as certain of our development and supply agreements. These indemnifications generally include intellectual property provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification clauses, we would pay costs and damages attributable to the infringement claims, including attorney's fees associated with settlements or defenses in respect of such claims, provided that the lithography tool manufacturer used the tool in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not of our design, and provided further that the lithography tool manufacturer follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings. As of December 31, 2008, we were not subject to any pending intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

        Revenue Recognition—Our revenues consist of product sales, which primarily include sales of light source systems and installed base products which consist of replacement parts, and to a lesser extent, training, service, upgrades, and refurbishments of our light source systems.

        The sales of our light source systems generally include training and installation services. We determined that these elements qualify as one unit of accounting under Emerging Issues Task Force

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bulletin No. 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. For the installation element, we determined it to be a perfunctory performance obligation due to the following: 1) installation of our light source systems is provided primarily as a courtesy to our customers and not as a requirement of the light source system sale, 2) our customers have the capability to perform the installation of the light source systems themselves, 3) we have adequate history performing such light source system installations that we can accurately estimate the installation costs and 4) our cost to perform a light source system installation is less than 1% of the sales price of the light source system and the installation takes a minimal number of hours to perform. In addition, the training services are considered to be perfunctory as they are only provided as a courtesy to our customers and are not a requirement of the light source system sales. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer—1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, one of our light source system arrangements includes an acceptance provision, which is satisfied by the issuance of an acceptance certificate by the customer. For these transactions, we recognize revenue upon receipt of the acceptance certificate. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

        On a very limited basis, certain of our product sales include additional elements, such as future product upgrades. For these transactions, we allocate consideration to the multiple element based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21. Our sales arrangements do not include general rights of return.

        Revenue from replacement parts is recognized at the point that legal title passes to the customer, which is generally upon shipment from our facility. For a significant portion of our replacement parts sales, our customers return the consumed assembly to us as part of the sale of the new part. We reuse some of the material within these core assemblies, mainly metal components, for the future build of core assemblies. As a result, our revenue consists of both cash and the value of the reusable parts received from our customers as consideration for these spare replacement part sales. Revenue associated with our customers' return of core assemblies is recognized upon receipt of the returned core assembly. The amount of the revenue is determined based upon the fair value of the reusable parts that we expect to yield from the returned core assembly which is based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Service and training revenue is recognized as the services are rendered. Revenue associated with our OnPulse contracts, which include primarily replacement parts and to a much lesser extent services, is recognized based on the pulse usage of the light source systems covered under the contract. Revenue is determined based on a per pulse fee and the number of pulses utilized during each month, with no minimums or maximums. From a revenue classification and reporting standpoint, we are able to determine the relative fair values of the replacement part and service components of the revenues recognized under such contracts. To date, the revenue associated with the service element of our OnPulse contracts when combined with our training, service and service contract revenue has been less than 10% of our total revenue.

        On a very limited basis, we sell upgrades for our light source systems or refurbish light source systems owned by our customers to their original or new condition. Revenue from the sale of upgrades is recognized when the upgrade has been successfully installed by us and accepted by the customer. Revenue from refurbished light source systems is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

        Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements as described above.

        Research and Development Costs—We expense research and development costs in the period they are incurred..

        Stock-Based Compensation—We currently grant non-statutory stock options and stock units from our 2005 Equity Incentive Plan (the "Incentive Plan"), which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance stock unit awards, and other stock awards to our employees, non-employee directors and consultants.

        We account for stock based compensation per the provisions of FASB Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment." Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, or the vesting period.

        We elected to use the Black-Scholes option pricing model to determine the fair value of our stock options under SFAS No. 123R. The valuation provisions of SFAS No. 123R apply to new options granted on or after January 1, 2006. We also elected to attribute the value of share-based compensation to expense using the straight-line method for awards granted on or after January 1, 2006. Compensation expense for grants that were outstanding and unvested as of the SFAS 123R effective date of January 1, 2006 are recognized over the remaining service period using an accelerated expense recognition method for those awards with a graded vesting schedule in accordance with SFAS No. 123R.

        We use a combination of historical and implied volatility ("blended volatility") to value our stock options. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility was derived based on six-month traded options of our common stock. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. Government issues with a remaining period commensurate with the expected term for valuing options.

        We value the stock unit awards which are issued to our non-employee directors and key employees using an intrinsic calculation based on the price of our stock on the date that the stock unit award is granted. Compensation expense related to these stock unit awards is recognized straight line over the service period.

        We value the performance stock unit awards which are issued to our key employees using an intrinsic calculation based on our stock on the date that the performance stock unit award is granted. Compensation expense related to these performance stock unit awards is recognized straight line over the service period, and we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions.

        We account for options granted to non-employees under SFAS No. 123R and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services." We measure the fair value of such options using the Black-Scholes option pricing model. We account for changes in fair values between reporting dates in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

        We elected to use the "short-cut" method provided in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The "short-cut" method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool.

        In accordance with SFAS No. 123R, we have presented excess tax benefits for the exercise of share-based compensation awards as a financing activity in the consolidated statement of cash flows.

        Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

        The calculation of our tax provision is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on FIN 48, "Accounting for Uncertainty in Income Taxes." We adopted the provisions of FIN 48 on January 1, 2007.

        Comprehensive Income—SFAS No. 130, "Reporting Comprehensive Income," establishes rules for the reporting and display of comprehensive income and its components. Comprehensive income includes net income, unrealized gains and losses on effective forward contracts, foreign currency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

translation adjustments, net unrealized pension gains and losses, and unrealized gains and losses on available-for-sale securities.

        Earnings Per Share—Basic and diluted earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("EPS) is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the "if-converted" method, warrants to purchase common stock, common stock options, restricted stock units, performance restricted stock units ("PRSU's") and employee stock purchase plan ("ESPP") shares using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

        The following table sets forth the basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share information):

	Years ended December 31,
	2008	2007	2006
NET INCOME:
Net income, as reported	$36,540	$88,362	$95,648
Interest expense on convertible subordinated notes, net of taxes	—	3,657	3,709

Net earnings available to common shareholders, diluted	$36,540	$92,019	$99,357

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	29,924	33,522	37,779
Effect of dilutive securities:
Warrants	—	—	22
Options, restricted stock units and ESPP	68	448	782
Assumed conversion of subordinated notes	—	2,814	2,814

Diluted weighted average common shares outstanding	29,992	36,784	41,397

Earnings per share:
Basic	$1.22	$2.64	$2.53

Diluted	$1.22	$2.50	$2.40

        For the years ended December 31, 2008, 2007 and 2006, weighted average options, warrants, restricted stock units, and PRSU's to purchase shares of common stock totaling 3,008,000, 741,000 and 622,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the year ended December 31, 2008, weighted average common shares attributable to convertible subordinated notes consisting of 2,814,000 shares were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Related Uncertainties

        Credit Risk—Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and investments.

        Cash and cash equivalents—We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions. We have not experienced any material losses in our cash and cash equivalents. The cash balances that we hold in financial institutions are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of financial institutions and limit the amount of risk by selecting financial institutions with a strong relative credit standing. At December 31, 2008 and 2007, we had $251.9 million and $305.5 million, respectively, in deposits with major financial institutions that exceeded the federally insured limit of $250,000 at December 31, 2008 and $100,000 at December 31, 2007.

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

        Investments—We have established investment credit policies that focus on the credit quality of obligors, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including the setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.

        We invest primarily in debt securities which are rated investment grade and have established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants, typically ratings assigned by nationally recognized ratings agencies, and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis.

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

Geographic and Customer Concentrations

        Concentrations of revenue in excess of 10% of total revenue within the geographic areas in which we do business are detailed as follows. We expect that sales of our light source products in these geographic areas will continue to account for a substantial portion of our revenue. The loss of business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from any of these regions would have a material adverse effect on our operating results, financial condition, and cash flows. For further information about the revenue for all of our geographic regions see Note 16, "Segment and Geographic Areas."

	Years ended December 31,
	2008	2007	2006
U.S.	38%	47%	54%
Japan	25%	23%	22%
Korea	16%	12%	9%

Total	79%	82%	85%

        Customers that accounted for more than 10% of accounts receivable are detailed as follows (in thousands):

	December 31,
	2008	2007
Customer
ASML	$20,991	$27,658
Nikon	15,042	22,395

Total	$36,033	$50,053

        Customers that accounted for more than 10% of total revenues are detailed as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Customer
ASML	$102,166	$173,374	$204,931
Nikon	92,780	99,728	88,405
Samsung	46,042	36,877	29,891

Total	$240,988	$309,979	$323,227

        We expect that sales of our light sources and our installed base products to these customers will continue to account for a substantial portion of our revenue. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. The loss of business from any of these customers would have a material adverse effect on our operating results, financial condition, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements Adopted

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements.." SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No.157 does not require any new fair value measurements. However, for some entities, the application of this Statement changes current practice. This Statement became effective for us on January 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"). FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities. Although SFAS No. 157 increased the level of disclosures required for us for certain of our financial assets and liabilities, it did not have a material impact on our consolidated financial statements. See Note 4, "Fair Value Measurements" for our SFAS No. 157 disclosures for the year ended December 31, 2008.

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which will require us to measure the funded status of our pension plans as of the date of our year-end statement of financial position. This provision became effective for us for the fiscal year ending December 31, 2008. SFAS No. 158 provides two approaches that a company can follow to transition to a fiscal year-end measurement date. We utilized the second approach which allows us to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the SFAS No. 158 change at December 31, 2008. SFAS No. 158 did not have a material impact on our consolidated financial statements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This Statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. This Statement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for us. Based upon our analysis and implementation of SFAS No. 159 as it relates to our balance sheet accounts, we did not elect the fair value option permitted in SFAS No. 159 for any of our eligible financial assets or liabilities. As a result, SFAS No. 159 did not have any impact on our consolidated financial statements.

2. TCZ JOINT VENTURE

        In July 2005, we entered into a Joint Venture ("JV") Agreement with Carl Zeiss SMT AG, a German corporation, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, a German limited liability company (which we refer to collectively with their affiliated entities as "Zeiss") to establish

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. TCZ JOINT VENTURE (Continued)

TCZ (for Team Cymer Zeiss) which is owned 60% by us and 40% by Zeiss. In September 2006, we amended and restated the JV Agreement to move the location of TCZ from Switzerland to Singapore and to change our joint venture entity to a Singapore corporation, TCZ Pte Ltd. We consolidate the financial position and results of operations of TCZ and reflect Zeiss' interest in the joint venture as minority interest in our consolidated financial statements. Any earnings or losses are distributed in accordance with the respective percentage interest by the joint owners. As an initial investment in TCZ, we contributed certain intellectual property and approximately $14.2 million in cash and subsequently, made additional cash contributions to TCZ of $6.0 million. Zeiss' initial investment in TCZ was a cash contribution of $4.0 million and subsequently, made additional cash contributions of $11.6 million. If TCZ is dissolved, the intellectual property owned by TCZ will be distributed to the members as joint owners, and the remaining assets, net of liabilities, will be distributed to the members in accordance with their percentage interest.

        As a result of the formation of TCZ, we entered into a long-term supply agreement which requires us to provide TCZ with components for TCZ's products and an intellectual property agreement which controls the use of any intellectual property developed by us for the joint venture.

        Additionally, we have performed an analysis of TCZ's operations and us as a consolidated entity in order to determine if TCZ qualifies as a separate operating segment under the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). See further information in Note 16, "Segment and Geographic Information."

3. BALANCE SHEET DETAILS

        The consolidated balance sheets detail is as follows (in thousands):

	December 31,
	2008	2007
ACCOUNTS RECEIVABLE:
Trade	$65,091	$88,642
Other	1,500	3,822

Subtotal	66,591	92,464
Less: Allowance for doubtful accounts(1)	(2,295)	(589)

Total	$64,296	$91,875

INVENTORIES:
Raw materials	$51,621	$43,238
Work-in-progress	29,177	21,610
Finished goods	113,948	64,909

Total(2)	$194,746	$129,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET DETAILS (Continued)

	December 31,
	2008	2007
PROPERTY, PLANT AND EQUIPMENT:
Land	9,080	9,080
Building	88,873	90,052
Building improvements	18,235	8,837
Furniture and equipment	125,118	98,220
Capitalized light sources	35,755	50,610
Leasehold improvements	4,264	3,657
Construction in process	4,508	8,957

Subtotal	285,833	269,413
Less: Accumulated depreciation	(171,443)	(152,688)

Total	$114,390	$116,725

        Depreciation expense totaled $22.8 million, $21.7 million and $21.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Deferred revenue details are as follows as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
DEFERRED REVENUE:
OnPulse™	$951	$—
EUV systems	11,188	5,562
Service contracts	1,773	3,759
Laser upgrades	1,379	1,152
Other	53	63

Total	$15,344	$10,536

Current portion of deferred revenue	$15,344	$4,974
Long-term portion of deferred revenue	—	5,562

Total deferred revenue	$15,344	$10,536

4. FAIR VALUE MEASUREMENTS

        In accordance with SFAS No. 157, we analyze our financial assets and liabilities measured at fair value and categorize them within the SFAS No. 157 fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value.

        The majority of our available-for-sale securities and our foreign currency forward exchange contracts are priced via independent providers. In obtaining such valuation information from third parties, we have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets.

        Available-for-Sale Securities—The fair values of our available-for-sale securities are determined by a matrix pricing which is a mathematical technique widely used to value securities without relying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio. As a result of the continued crisis in the credit market and the recent deterioration of the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our available-for-sale securities. Based upon the types of holdings which are included in our investment portfolio, we determined that these Level 2 inputs were reflective of fair value for our available-for-sale securities as of December 31, 2008.

        Auction Rate Securities—We currently hold one auction rate security ("ARS") within our investment portfolio which is classified as an available-for-sale-security and has a par value of $5.6 million. Under normal market conditions, we would determine the fair value of this ARS based on observable market prices for identical or similar instruments. However, due to the continuing crisis in the credit markets and the fact that this ARS has failed in every auction since being purchased by us in October 2007, we have been unable to obtain such market data on which to base our valuation in 2008. Therefore, we have been calculating the fair value of this ARS at the end of each reporting period utilizing a discounted cash flow model which is a Level 3 input in the fair value hierarchy. This model assumes that we will enter into a credit default swap to protect the par value of the ARS and that it will settle in 40 years. Other inputs to this discounted cash flow calculation include a coupon rate and a default swap risk rate over the 40 year period. As a result of utilizing this model in 2008, we determined that the fair value of this ARS was $291,000 at December 31, 2008 which resulted in an impairment to date of $5.3 million or approximately 95% of its par value during the year ended December 31, 2008. In addition to this ARS having multiple failed auctions since it was purchased at the end of 2007, the company that insures the ARS and the ARS itself were significantly downgraded during the first half of 2008. As a result of the failed auctions associated with this ARS, the magnitude of the impairment, the downgrading of the ARS itself and the company that insures it, and the continuing credit market crisis, we determined that the $5.3 million impairment to date was other-than-temporary. Since we determined that this was an other-than-temporary impairment, we recorded this as a write-down of investments in other income (expense), net in the accompanying consolidated statements of income. This impairment was recorded in the Cymer or excimer light source segment. It is uncertain that we will be able to liquidate this ARS in the near term and the likelihood is high that we will hold this ARS in excess of 12 months from the current reporting period date of December 31, 2008. Therefore, we have classified the $291,000 fair value of this ARS as a long-term investment on our consolidated balance sheet at December 31, 2008.

        Derivative Instruments—Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default derivatives are not available to us; therefore, we use the spread over LIBOR for the current yield on our convertible note. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. As a result of the continued crisis in the credit market and the recent deterioration of the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our derivative instruments. Based upon our review of our derivative instruments and the credit worthiness of the parties associated with them, we determined that the Level 2 inputs currently being used were reflective of the fair value of our derivative instruments as of December 31, 2008.

        Our financial assets and financial liabilities measured at fair value on a recurring basis which are subject to the disclosure requirements of SFAS No. 157 at December 31, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities:
Cash and cash equivalents	$252,391	$252,391	$—	$—
Available-for-sale securities	40,065	—	40,065	—
Auction rate security	291	—	—	291

Total assets	$292,747	$252,391	$40,065	$291

Liabilities:
Foreign Currency forward exchange contracts(1)	$4,544	$—	$4,544	$—

Total liabilities	$4,544	$—	$4,544	$—

    (1)
    Included in Other Liabilities on the accompanying consolidated balance sheets

        The following table summarizes the change in balance sheet carrying value associated with the ARS which was the only Level 3 financial instrument carried at fair value at December 31, 2008 (in thousands):

Balance at January 1, 2008	$—
Transfers in and out of Level 3	5,600
Total realized losses included in earnings	(5,309)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	—

Balance at December 31, 2008	$291

        We currently have convertible subordinated notes which are outstanding and these notes are recorded at face value on our consolidated balance sheets. Per the guidance in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," we are required to disclose the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

such notes at the end of each reporting period. The principal amount of the notes outstanding at December 31, 2008 was $140.7 million and the fair value of such debt based on Bloomberg quoted market prices at December 31, 2008 was $139.2 million. As there are quoted prices for our convertible subordinated notes in active markets, our disclosure is based on a Level 1 input per the SFAS No. 157 fair value hierarchy.

5. INVESTMENTS

        Investments at December 31, 2008 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$12,161	$131	$12	$12,280
U.S. government agencies	18,500	120	—	18,620

Total	$30,661	$251	$12	$30,900

Long-term:
Corporate debt securities	$9,145	$48	$28	$9,165
Auction rate securities(1)	291	—	—	291

Total	$9,436	$48	$28	$9,456

    (1)
    See note 4, "Fair Value Measurements" for discussion on the impairment realized during the year ended December 31, 2008.

        Investments at December 31, 2007 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
U.S. government agencies	$16,700	$55	$—	$16,755
Auction rate securities	5,600	—	—	5,600

Total	$22,300	$55	$—	$22,355

Long-term:
Corporate debt securities	$20,131	$219	$—	$20,350
U.S. government agencies	9,000	93	—	9,093

Total	$29,131	$312	$—	$29,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        As of December 31, 2008, the contractual maturities of debt securities were as follows (in thousands):

	Less than One Year	One to Two Years	Total
Short-term:	$30,900	$—	$30,900
Long-term:	—	9,456	9,456

Total	$30,900	$9,456	$40,356

        We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2008. See note 4, "Fair Value Measurement" for further discussion of the auction rate security impairment realized during the year ended December 31, 2008.

6. DERIVATIVE INSTRUMENTS

        Many of our forward contracts qualify for hedge accounting treatment as "cash flow hedges" according to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Pursuant to SFAS No. 133, designated hedging instruments and hedged items or transactions qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge.

        In accordance with the provisions of SFAS No. 133, we defer changes in the fair value for the effective portion of these hedges and we record the change in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of product sales in the same period that the related sale is made to the third party. Interest charges or "forward points" on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in foreign currency exchange gain (loss) in the consolidated statements of income. In the event that an anticipated, hedged transaction is no longer likely to occur within a certain time period, the derivative gain or loss reported in accumulated other comprehensive loss is immediately reclassified into foreign currency exchange gain (loss).

        We hold other forward contracts to offset balance sheet exposures where we do not use hedge accounting treatment. The change in fair value of these forward contracts not designated for hedge accounting treatment is recorded to foreign currency exchange gain (loss) in order to offset changes in the fair value of assets and liabilities denominated in non-functional currencies.

        The fair value of all forward contracts as of December 31, 2008 was a liability of $4.5 million. The deferred loss, net of tax, in other comprehensive income for forward contracts qualifying as cash flow hedges was $164,000 as of December 31, 2008. The excluded forward points for forward contracts qualifying as cash flow hedges amounted to a gain of $269,000 and $581,000 for the years ended December 31, 2008 and 2007, respectively.

        As of December 31, 2008, we had outstanding forward contracts to buy U.S. $38.3 million for 3.9 billion Yen under foreign currency exchange facilities with contract rates ranging from 90.02 Yen to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS (Continued)

108.38 Yen per U.S. dollar. These contracts expire on various dates through June 2009. We recognized a net loss through cost of revenues from forward contracts of $558,000 and $127,000 for the years ended December 31, 2008 and December 31, 2007, respectively, and a net gain of $254,000 for the year ended December 31, 2006.

7. GOODWILL

        Under SFAS No. 142, our goodwill is subject to an annual impairment test, or whenever facts and circumstances indicate that there may be an impairment. In addition, SFAS No. 142 requires us to test for goodwill impairment at the reporting unit level. We currently have two separate reporting units, (i) our primary business to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors and (ii) our TCZ joint venture that is currently developing a process tool for use in the manufacture of flat panel displays. Since all of our recorded goodwill was acquired prior to the formation of TCZ, none of the goodwill was allocated to the TCZ reporting unit. We completed our annual impairment test of goodwill in the fourth quarter of 2008 and 2007 and concluded that no impairment of goodwill existed for either year. The balance of goodwill as of December 31, 2008 or 2007 was $8.8 million.

8. LONG-LIVED ASSETS

        Our intangible assets subject to amortization include various patents that we have acquired since 2001. The expected useful life of these patents can vary depending on the nature of the technology and remaining useful life of the patent. Currently the expected useful life of our intangible assets ranges from five to sixteen years. Details of our intangibles are as follows (in thousands):

	December 31,
	2008	2007
Patents-Gross carrying amount	$27,133	$27,133
Less accumlated amortization	(17,235)	(14,182)

Net Amount	$9,898	$12,951

        Amortization expense associated with our acquired patents was $3.1 million, $3.1 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        As of December 31, 2008, the future estimated amortization expense for these acquired patents for the next five years and thereafter is expected to be as follows (in thousands):

Future Amortization
Year ending December 31, 2009	$1,571
Year ending December 31, 2010	682
Year ending December 31, 2011	682
Year ending December 31, 2012	682
Year ending December 31, 2013	682
Thereafter	5,599

$9,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-LIVED ASSETS (Continued)

        We account for the impairment and disposal of our long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets and certain identifiable intangibles subject to amortization are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured and recorded based upon the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        We recorded impairment losses associated with specific property, plant and equipment of approximately $308,000 $294,000 and $40,000 for the years ended December 31, 2008, 2007 and 2006, respectively. No impairment was recorded for our intangible assets subject to amortization during 2008, 2007 and 2006.

9. FINANCING ARRANGEMENTS

        Foreign Currency Exchange Facilities—In 2008 and 2007, we maintained foreign currency exchange facilities with three financial institutions in the U.S. These facilities provide up to $124.5 million to be utilized for spot and forward foreign currency exchange contracts for periods of up to one year. Under these foreign currency exchange facilities, $38.3 million and $37.9 million in notional value of forward contracts were outstanding at December 31, 2008 and 2007, respectively. The fair value of outstanding forward contracts were a liability of $4.5 million and an asset of $168,000 at December 31, 2008 and 2007, respectively. We also maintain a $10.0 million foreign currency exchange facility with a financial institution in Korea, which is used primarily to convert Korean Won and U.S. dollars on a spot basis. There were no forward contracts outstanding at December 31, 2008 or 2007 under the Korean facility. See "Derivative Instruments" in Note 6 for further information.

        Long-Term Debt—In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% Convertible Subordinated Notes due February 15, 2009. Interest on these notes is payable on February 15 and August 15 of each year. The notes are convertible into shares of our common stock at a conversion rate of 20 shares per $1,000 principal amount subject to adjustment under certain conditions. Beginning February 21, 2005, we may redeem the notes at certain redemption prices expressed as a percentage of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. To date, we have repurchased at a discount to par, $109.2 million principal amount of these notes. As of December 31, 2008 and 2007, we had $140.7 million principal amount of the notes outstanding. See Note 18, Subsequent Events, for further information.

10. STOCKHOLDERS' EQUITY

        Comprehensive Income (Loss)—Comprehensive income (loss) includes net income, net unrealized gains and losses on effective foreign currency forward exchange contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and net unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying consolidated balance sheets. See the consolidated statements of stockholder's equity for the impact of the components of comprehensive income (loss) to our net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the detail of each component of accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2008	2007	2006
Foreign currency translation adjustments	$(5,910)	$37	$(3,984)
Unrealized gain (loss) on available-for-sale investments, net of tax	161	229	(92)
Unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	(164)	90	17
Net unrealized pension loss(1)	(112)	(142)	(7)

Accumulated other comprehensive income (loss)	$(6,025)	$214	$(4,066)

(1)
See Note 12, "Employee Benefit Plans—Retirement Plans" for additional information.

        Common Stock Warrants—During 2001, we issued warrants to purchase 200,000 shares of our common stock at a weighted average purchase price of $31.43 per share in conjunction with the acquisition of certain patents. See Note 14, "Patent License Agreements" for further information. During 2008, 2007 and 2006, no warrants were granted. In May 2006, all 200,000 warrants were exercised for total proceeds of $6.3 million in cash.

        Stock Repurchase Programs—In July 2006, our board of directors authorized us to repurchase up to $150 million of our common stock. Total purchases through the end of August 2006 were $100.7 million or 2.6 million shares. No additional purchases were made under this 2006 program as it was terminated in April 2007 and was replaced with another board approved program. This April 2007 repurchase program authorized us to purchase up to $300 million of our common stock. By December 31, 2007 we had repurchased the full $300 million authorized under the plan or 7.5 million shares. In April 2008, our board authorized us to purchase up to $100 million of our common stock. As of December 31, 2008, we had purchased 803,500 shares for $22.9 million under this 2008 program and approximately $77.1 million in shares remains open and authorized to repurchase under this 2008 program.

        Total purchases under all repurchase programs were $473.6 million or 12.9 million shares.

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

        At our annual meeting of stockholders held in May 2007, our stockholders approved the amendment and restatement of our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance from a total of 1,000,000 shares to a total of 2,000,000 shares and to also expand the type and nature of the awards available for grant under the Incentive Plan to include cash awards that qualify as "performance-based compensation." Awards and options to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

purchase 1,315,482 shares are outstanding and 624,948 shares remain available for grant under this plan as of December 31, 2008.

        1996 Stock Option Plan (the "1996 Plan")—The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants. The exercise prices of stock options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the approval of the 2005 Plan. A total of 7,900,000 shares of common stock were reserved for issuance under the 1996 Plan. Of these shares, options to purchase 1,166,140 shares are outstanding as of December 31, 2008.

        2000 Equity Incentive Plan (the "2000 Plan")—In August 2000, our board of directors adopted the 2000 Plan which provides for the grant of options to our employees or consultants who were neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the quoted market value of our common stock at the date of grant. Options issued under the 2000 Plan expire ten years after the options were granted and generally vest and become exercisable ratably over a four year period following the date of grant. The 2000 Plan was amended in 2002 to increase the shares reserved for issuance under the plan from 1,850,000 to 4,950,000. The plan was terminated in May 2005 with the approval of the 2005 Plan. Of these shares, options to purchase 873,559 shares are outstanding as of December 31, 2008.

        ACX 1993 Stock Option Plan (the "ACX Plan")—We assumed the ACX Stock Option Plan upon completion of the acquisition of ACX in February 2001. Outstanding options may be exercised solely for shares of our common stock, according to the conversion ratio established in the terms of the acquisition. The outstanding ACX options were converted to options to purchase 336,109 of our shares at exercise prices ranging from $2.08 to $38.71 per share. The ACX Plan provided for the grant of incentive and non-statutory options to purchase shares of common stock to employees, directors and consultants at exercise prices not less than 100% of the fair market value of common stock on the dates the options were granted. Options issued under the ACX Plan expire five to ten years after the options were granted and generally vest and become exercisable ratably over a four-year period following the date of grant. No further options will be issued under the ACX Plan. As of December 31, 2008, no options to purchase shares are outstanding under the ACX Plan.

        In 1996, we adopted the 1996 Director Option Plan (the "Director Option Plan") whereby 200,000 shares were reserved for option grants to our directors. There were 80,000 options issued under the Director Option Plan in 1997. The Director Option Plan was terminated in October 1997 and none of these options to purchase remain outstanding as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Stock Options

        A summary of the stock option activity under all equity incentive plans and incentive programs is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share
Balance at January 1, 2006	6,924	$32.15
Granted	313	44.94
Exercised	(3,509)	30.91
Cancelled	(213)	30.90
Expired	(57)	48.73

Balance at December 31, 2006	3,458	34.38
Granted	170	39.87
Exercised	(519)	27.26
Cancelled	(195)	40.22
Expired	(75)	46.45

Balance at December 31, 2007	2,839	35.28
Granted	684	34.04
Exercised	(70)	23.21
Cancelled	(156)	37.18
Expired	(144)	41.05

Balance at December 31, 2008	3,153	$34.92

Exercisable at December 31, 2008	2,428	$34.92

Vested and expected to vest at December 31, 2008	3,064	$34.95

        The following table summarizes information as of December 31, 2008 concerning currently outstanding and exercisable options:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/08 (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable As of 12/31/08 (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$16.32–$21.91	115	2.53	$19.47	$281	115	$19.47	$281
$22.41–$25.51	206	4.93	23.60	—	155	23.80	—
$25.65–$31.90	783	5.26	28.83	—	605	28.93	—
$32.38–$39.88	1,536	4.78	36.89	—	1,108	36.61	—
$39.97–$49.86	396	4.23	44.96	—	328	45.14	—
$49.96–$55.13	117	2.29	51.07	—	117	51.07	—

$16.32–$55.13	3,153	4.67	$34.92	$281	$2,428	$34.92	$281

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on a per share price of $21.91, the closing price of our common stock on December 31, 2008 as reported by The NASDAQ Global Select Market, which would have been received by the option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of December 31, 2008 was 115,000.

        The total intrinsic value of options exercised was $416,000, $7.5 million and $62.0 million during the years ended December 2008, 2007 and 2006, respectively.

        The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2008, 2007 and 2006 was approximately $1.6 million, $14.1 million and $108.4 million, respectively. In connection with these exercises, the tax benefit recognized by us for the years ended December 31, 2008, 2007 and 2006 was $58,000, $1.7 million and $20.2 million, respectively.

        We settle employee stock option exercises with newly issued shares of our common stock.

Restricted Stock Units Awards

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

        In April 2007, the compensation committee of our board of directors adopted the 2007 Long-Term Incentive Bonus Plan ("2007 LTIP") for 2007. Per the provisions of the plan, any bonuses accrued for performance in 2007 are paid 50% in cash and 50% in the form of restricted stock unit awards under our Incentive Plan. The number of shares subject to the target restricted stock unit awards for 2007 was determined by dividing the cash value of the award by $44.57, the closing price of our common stock as reported on the Nasdaq Global Select Market on April 16, 2007, the grant date.

        In March 2008, the compensation committee approved the 2007 LTIP payments based on the achievement of the performance conditions for 2007 and issued 66,000 restricted stock units from our Incentive Plan. The restricted stock units will vest in three equal annual installments beginning in January 2009.

        A summary of the change in restricted stock unit awards outstanding during the year ended December 31, 2008 is as follows (in thousands, except life data):

	Shares	Weighted Average Remaining Contractual Life(1)	Aggregate Intrinsic Value as of December 31, 2008
Beginning Outstanding	15
Awarded	85
Vested	(15)
Forfeited	(11)

Ending Outstanding	74	1.01	$1,618

    (1)
    Weighted average remaining recognition period is 1.51 years.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $21.91 as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Performance-Based Restricted Stock Unit Awards

        In October 2007, the compensation committee of our board of directors approved the Long Term Incentive Bonus Program ("LTIP") which became effective January 1, 2008 for our executive officers and certain key employees. This LTIP replaced the 2007 LTIP for granting long-term incentive compensation to our executive officers and key employees. Any potential equity based bonuses awarded under the LTIP are calculated based on a target dollar amount. This target amount is divided into two equity award components to be granted from our Incentive Plan: 50% of the target amount in time-based vesting stock options and 50% in PRSU's. In January 2008, we granted stock options to purchase 434,000 shares under the LTIP and they will vest over four years. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on the grant date only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period. During the year ended December 31, 2008, 160,000 PRSU's were granted at 100% of the target number of shares under the LTIP.

        A summary of activity for the stock unit awards with performance conditions associated with the LTIP as of December 31, 2008 is presented below (in thousands, except life data):

	Shares	Weighted Average Remaining Contractual Life(1)	Aggregate Intrinsic Value as of December 31, 2008
Beginning Outstanding
Awarded	160	2.96
Vested	—
Forfeited	(32)	2.22

Ending Outstanding	128	2.00	$2,811

    (1)
    Weighted average remaining recognition period is 2.0 years.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $21.91 as of December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        On February 7, 2006, our board of directors amended our ESPP to extend the expiration date of the plan until July 31, 2016. In addition, on May 18, 2006, our stockholders approved an amendment to increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

        The number of shares issuable under the ESPP as of December 31, 2008 was 301,229 and 1,198,771 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by SFAS No. 123R, no stock-based compensation expense is recorded for our ESPP.

        The total cash received from employees as a result of ESPP shares issued during the year ended December 31, 2008, 2007, and 2006 was approximately $876,000, $1.1 million and $1.3 million, respectively.

Share-Based Compensation Valuation Assumptions

        The following weighted average assumptions were used for stock option grants issued in the years ended December 31, 2008, 2007 and 2006 under the SFAS No. 123R requirements:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	None	None	None
Volatility rate:
Options	42%	52%	56%
Risk free interest rate:
Options	2.86%	4.33%	4.75%
Expected life:
Options	3.1 years	3.1 years	3.2 years

        We value the stock unit awards which are issued to our non-employee directors and key employees using an intrinsic calculation based on the price of our stock on the date that the stock unit award is granted. Compensation expense related to these stock unit awards is recognized straight line over the service period. For those stock unit awards that have performance-based conditions such as those granted under our LTIP we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions under the program. The fair value of stock-based awards granted, less expected forfeitures, is recognized to expense over the requisite service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Share-Based Compensation Expense

        The components of share-based compensation expense for employees, non-employee directors and non-employees under the provisions of SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Stock Options—employees	$3,509	$4,027	$11,841	(1)
Stock Options—non-employees or change in status	33	138	723
Restricted stock unit awards—employees	548	758	—
Performance restricted stock units-employees	811	—	—
Restricted stock units—non-employee directors	729	719	671

Total Share-Based Compensation	$5,630	$5,642	$13,235

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

        The weighted average per share fair value of the options granted was $10.78, $15.43, and $18.85 during the years ended December 2008, 2007 and 2006, respectively.

        As of December 31, 2008, the unamortized compensation expense related to outstanding unvested options and restricted stock unit awards was approximately $5.3 million and $1.0 million, respectively with a weighted average remaining vesting period of 2.77 years and 1.51 years, respectively. We expect to amortize these expenses over the remaining vesting periods of these stock options and restricted stock unit awards.

11. INCOME TAXES

        The breakdown of U.S. and foreign income before income tax provision and minority interest and the components of the provision for income taxes on continuing operations on U.S. and foreign pre-tax income are summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
U.S. pre-tax income	$50,804	$121,116	$137,961
Foreign pre-tax income	(540)	8,736	731

Total	$50,264	$129,852	$138,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

	Years ended December 31,
	2008	2007	2006
Current income taxes:
Federal	$21,687	$34,572	$24,541
State	1,347	581	665
Foreign	7,559	6,469	3,813

Total	30,593	41,622	29,019

Deferred income taxes:
Federal	(5,988)	4,560	15,641
State	(2,697)	889	964
Foreign	(5,321)	(2,658)	513

Total	(14,006)	2,791	17,118

Income tax provision	$16,587	$44,413	$46,137

        The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate (35%) to income before income tax provision and minority interest. The items causing this difference for each period are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Provision at statutory rate	$17,593	$45,448	$48,542
Foreign provision in excess of federal statutory rate	2,888	3,501	3,739
State income taxes (benefit), net of federal benefit	(892)	1,536	1,629
Extraterritorial income exclusion benefit	—	—	(3,629)
U.S. manufacturing benefit	(1,692)	(2,441)	(897)
Federal tax credits	(2,205)	(4,048)	(3,500)
Change in cash surrender value of life insurance	(107)	(210)	(1,117)
Change in valuation allowance	469	303	910
Other	533	324	460

Provision at effective tax rate	$16,587	$44,413	$46,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Reserves and accruals not currently deductible	$31,126	$29,939
Difference between book and tax basis of inventory	7,262	5,962
Tax carryforwards	11,834	7,795
Foreign deferred tax assets	10,387	6,054

Total gross deferred tax assets	60,609	49,750
Valuation allowance	(1,115)	(646)

Net deferred tax assets	59,494	49,104

Deferred tax liabilities:
Difference between book and tax basis of property and equipment	(2,321)	(2,112)
Reserves and accruals not currently taxable	—	(114)

Total deferred tax liabilities	(2,321)	(2,226)

Net deferred tax assets	$57,173	$46,878

        In 2008, we reclassified the prepaid taxes associated with profit in ending inventory from current deferred tax assets to current prepaid taxes. Prepaid taxes are not to be included in the net deferred tax assets table above; therefore amounts related to these prepaid taxes which totaled $18.9 million and $14.1 million for 2008 and 2007, respectively, have been removed from the above table.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. With regard to certain deferred tax assets related to our TCZ joint venture, we believe there is insufficient evidence to conclude that realization of the benefit is more likely than not and therefore we have provided an additional valuation allowance of $469,000 against these assets for a total of $1.1 million. An asset of $97,000 remains as it is more likely than not that this federal tax asset will be realized.

        With regard to all other deferred tax assets, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit, and therefore no valuation allowance has been provided for these assets. This is based on the fact that we have federal taxable income before net operating loss carry forwards of $306.8 million from 2004 through 2007. For 2008 we expect to have approximately $84.2 million of federal taxable income. California is the largest state taxpayer and approximately 48% of this income is apportioned to California. Due to the current adverse global economic conditions, we do not expect this level of taxable income for 2009 however, when the economic recovery occurs, we fully expect to generate sufficient taxable income to realize the benefit of these assets. Should we incur a federal tax loss in 2009, we expect to be able to realize the benefit of such loss through carryback to prior taxable years.

        At December 31, 2008, we had state tax credit carry-forwards of $18.4 million, which may be carried forward indefinitely. At December 31, 2008, we had foreign net operating loss ("NOL") carry-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

forwards of $17.5 million which may be carried forward indefinitely. The $17.5 million NOL carry-forwards originated in Singapore where we obtained Pioneer Status for a tax holiday. The tax holiday is awarded by Singapore's Minister for Trade and Industry to promote capital investment in certain qualified high-technology businesses. The holiday is effective for a six year period starting January 1, 2007, and provides exemption from corporate income tax on 100% of eligible income. Accordingly, we have not included any benefit from these NOL carry-forwards in our tax provision.

        We adopted FIN 48 in January of 2007 which requires us to determine the amount of unrecognized tax benefits. The following is a reconciliation of the amount of gross unrecognized tax benefits at January 1, 2008 and December 31, 2008 (in thousands):

Balance at January 1, 2008	$22,861
Additions based on tax positions related to the current year	3,104
Additions for tax positions of prior years	6,862
Reductions for tax positions of prior years	(7,223)
Settlements/Expiration of statutes

Balance at December 31, 2008	$25,604

        Included in the balance of unrecognized tax benefits at December 31, 2008 is $18.3 million of net tax benefits that, if recognized, would affect our effective tax rate. Also included in the balance of unrecognized net tax benefits at December 31, 2008 is $124,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets and long term income taxes payable. These amounts primarily consist of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2008 and prior, we recognized approximately $2.5 million in interest and penalties of which approximately $631,000 was booked through cumulative effect upon the adoption of FIN 48 in January 2007. As of December 31, 2008 and December 31, 2007, we had approximately $2.5 million and $1.5 million respectively, of accrued interest and penalties related to uncertain tax positions.

        We are subject to taxation in the United States and in various states and foreign jurisdictions. We are currently under Internal Revenue Service ("IRS") audit for the 2003 through 2006 tax years. Though the estimated completion date of the audit is not known, it is unlikely that the audit will be completed within the next twelve months. In connection with this audit, the IRS has proposed certain adjustments to the amounts reflected by us on our returns, in the 2003 and 2004 tax years, as a tax benefit for our export sales. We have not agreed to these proposed adjustments and we are contesting them. If resolved in favor of the IRS, these adjustments would require a material change to our income tax expense. However, we expect to prevail with our position and have determined that a change in our tax reserves is not appropriate at this time. In addition, we do not foresee material changes to the state or foreign uncertain tax positions within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Our tax years 2003 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2002 and forward are subject to examination by material foreign jurisdictions.

        We benefit from a tax holiday in Korea where we manufacture certain of our replacement parts. The tax holiday is awarded by Korea's Ministry of Finance and Economy to promote capital investment in certain qualified high-technology businesses. The holiday is effective for a 10-year period, from 2003 through 2012, and provides exemption from corporate income tax of 100% of eligible income through 2009 and 50% of eligible income from 2010 through 2012. Since inception, the tax holiday has produced tax benefits to us totaling $4.6 million.

        It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance, with the exception of our TCZ joint venture. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $56.9 million of undistributed earnings from non-U.S. operations as of December 31, 2008. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

12. EMPLOYEE BENEFIT PLANS

        Employee Savings Plan—We have a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to certain annual IRS limits. The plan is available to substantially all full-time U.S. employees and, per the terms of the plan, we are allowed to make a matching contribution of up to 5% of each participating employee's compensation, not to exceed $5,000 per year. Under the plan, we contributed $2.3 million, $2.9 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 18 "Subsequent Events" for further discussion of our contributions to the 401(k) plan.

        Executive Deferred Compensation Plan—We have an executive deferred compensation plan for certain management level employees in which the employee may elect to defer receipt of current compensation from us in order to provide retirement and other benefits on behalf of such employee. This plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. The plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate owned life insurance to support the plan. The cash surrender value of the company owned life insurance policies totaled $3.4 million and $3.1 million as of December 31, 2008 and 2007, respectively and is included in other assets in the consolidated balance sheets. Our liability for the deferred compensation plan totaled $3.8 million and $5.0 million as of December 31, 2008 and 2007, respectively, and is included in other liabilities in the consolidated balance sheets. A gain of $519,000 was recognized during the year due to the plan's liabilities decrease in value in 2008 compared to 2007. Compensation expense under the plan totaled $196,000 and $628,000 for the years ended December 31, 2007, and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

One former executive participated in this program in 2008 and 2007 and currently participates in the health insurance continuation benefits of the program.

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

        In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)." We adopted all provisions of SFAS No. 158 in December 2006 except for the provision which requires us to measure the funded status of our pension plans as of the date of our year-end statement of financial position. We adopted this measurement date provision for the year ended December 31, 2008. SFAS No. 158 provides two approaches for an employer to transition to a fiscal year-end measurement date. We utilized the second approach which allows an employer to continue using the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change. Prior to adopting this provision of SFAS No. 158, we used November 30th of each year as the measurement date for our pension plans. The impact of changing approaches was immaterial to our consolidated financial statements for 2008.

        The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the pension plans at December 31, 2008 and 2007 are as follows (in thousands):

	Years ended December 31,
	2008	2007
Change in Benefit Obligation
Projected benefit obligation at end of prior year	$3,049	$2,511
Adjustment due to change in measurement date	28	—
Service cost	552	534
Interest cost	90	77
Benefits paid	(835)	(340)
Actuarial (gain) / loss	47	211
Effect of foreign currency	100	56

Projected benefit obligation at end of year	$3,031	$3,049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

	Years ended December 31,
	2008	2007
Change in Plan Assets
Fair value of assets at beginning of year	$893	$655
Expected return on plan assets	28	26
Actuarial gains / (losses) on plan assets	3	(1)
Company contributions	64	327
Benefits paid	(293)	(112)
Effect of foreign currency	(233)	(2)

Fair value of assets at end of year	$462	$893

Unfunded status at end of year	$2,569	$2,156

Unrecognized actuarial losses (before taxes)	$177	$203

        The CJI pension plan is an unfunded plan and includes no plan assets. CKI has an established life insurance trust fund to maintain the pension plan assets. The life insurance fund is a guaranteed investment product and is heavily regulated by the Korean government.

        SFAS No. 158 requires employers to recognize the unfunded status of a benefit plan, measured as the difference between the plan assets at fair value and the projected benefit obligation, in their balance sheet. Therefore, we have recorded the unfunded status of the pension plans in the table above in other liabilities (non-current). The recognition of the unfunded status on the balance sheet requires employers to recognize actuarial gains and losses as a component of other comprehensive income. We recorded the unrecognized actuarial gains and losses included in our pension plans in other comprehensive income (loss). The total amount recorded in accumulated other comprehensive income (loss) after taxes was an unrecognized actuarial loss of $112,000, $142,000 and $7,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We do not expect to recognize any of the amount recorded in other comprehensive income (loss) as of December 31, 2008 as a component of net periodic benefit cost in 2009 as the net actuarial loss does not exceed 10 percent of the projected benefit obligation. There were no unrecognized transition costs or unrecognized prior service costs for either of the years ended December 31, 2008 or December 31, 2007.

        Net period costs consisted of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Service cost	$552	$534	$456
Interest cost	90	77	70
Expected return on plan asset	(28)	(26)	(25)
Amortization of net actuarial loss	3	—	—
Change in accounting method	—	—	(5)

Net periodic pension cost	$617	$585	$496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

        The accumulated benefit obligation for our pension plans was as follows (in thousands):

	Years ended December 31,
	2008	2007
Accumulated benefit obligation	$2,295	$2,210

        The weighted average assumptions used in computing the projected benefit obligation and net periodic pension costs are as follows for the years presented:

	Years ended December 31,
	2008	2007	2006
Discount rate	2.66%	3.34%	3.36%
Rate of compensaton increase	4.45%	4.88%	4.61%
Expected return on plan assets	4.90%	4.60%	4.60%

        The mortality rates for the CJI pension plan for both the years ended December 31, 2008 and 2007 were as announced by the Japanese Ministry of Health and Welfare on October 2004 for use in funding valuation of the Employees Pension Fund. The mortality rates for the CKI pension plan were based upon data announced by the Korea Insurance Development Institute as required by Korean regulations for pension plans with less than 300 employees. To develop the expected long-term rate of return on plan assets assumption for our CKI pension plan, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. We then weighted the expected return for each asset class based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption in the portfolio.

        Estimated future benefit payments expected under our pension plans from 2009 through 2013, and thereafter are as follows (in thousands):

2009	$542
2010	391
2011	307
2012	344
2013	386
Thereafter	2,500

Total	$4,470

        We expect to make contributions of $148,000 to the CKI pension plan in 2009.

13. CONTINGENCIES AND COMMITMENTS

        Leases—We lease certain facilities under non-cancelable operating leases. The lease terms on these facilities are through December 2013 and provide for certain rent abatements and minimum annual increases and options to extend the terms. In addition, we have a land lease in Korea with a lease term which expires in December 2020. This land lease is exempt from lease payments because the building

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES AND COMMITMENTS (Continued)

meets certain investment and operational criteria of the Korean government. From time to time we lease certain equipment and vehicles under either capital or operating leases. We had no capital lease agreements as of December 31, 2008.

        Building rent expense under operating leases, net of sublease building rental income, is recognized on a straight-line basis over the life of the related lease. Rent expense includes payments for building rent, utilities and services. Sublease rental income includes payments by our tenants for building rent and reimbursement of utilities and services. For the years ended December 31, 2008 and 2006 net rent expense totaled approximately $182,000 and $334,000, respectively. For the year ended December 31, 2007, sublease rental income exceeded rent expense by $1,000 for the year. Sublease rental income totaled approximately $5.1 million, $4.9 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Total future minimum lease commitments under operating leases, net of non-cancelable subleases are as follows (in thousands):

Years ending December 31,	Operating Lease Payments	Sublease Building Rental Income	Operating Leases, net
2009	$5,663	$(3,776)	$1,887
2010	1,795	—	1,795
2011	1,001	—	1,001
2012	368	—	368
2013	56	—	56

Total	$8,883	$(3,776)	$5,107

        Contingencies—We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

14. PATENT LICENSE AGREEMENTS

        In May 2001, we acquired certain patents for use in our DUV light source applications. The total consideration for this transaction was $10.3 million, which included a $6.0 million cash payment and the issuance of 200,000 warrants valued at $4.3 million. The warrants were fully exercised in 2006. The total value of these patents is being amortized over eight years which represents the remaining useful life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of income as they are used in products which are currently being shipped to customers.

        In November 2003, we acquired the rights to the same list of patents as in the May 2001 agreement but for a different field of use, for a total amount of $6.0 million in cash. This license agreement allows us to use the patents for EUV and other future applications. The total value of these patents is being amortized over a period of 5.5 years which represents the useful life of the patents purchased under the agreement. The amortization of these patents is included in research and development expenses on the accompanying statements of income since the field of use involves applications which were still in the research and development stages as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PATENT LICENSE AGREEMENTS (Continued)

        Per the terms of the May 2001 and November 2003 patent license agreements relating to the above, we are required to pay a minimum $200,000 royalty annually in the event that we do not ship a certain number of production tools to third parties which contain the intellectual property that we in-licensed under these agreements. This royalty provision which applies to both agreements became effective on January 1, 2006. Although this royalty provision was not triggered in 2008, 2007 or 2006 for the DUV light source applications that we shipped, it was triggered for the EUV field of use since we did not ship any EUV systems to third parties in any of these three years. The $200,000 in royalty fees that we incurred in 2008, 2007 and 2006 associated with this agreement is included in research and development expenses on the accompanying consolidated statements of income.

        In November 2005, we purchased certain patents for use in our DUV light source applications in mask-based lithography for a total of $2.5 million in cash. The total value of these patents is being amortized over a period of 14.65 years which represents the average useful life of the patents purchased under the agreement. The amortization of these patents is included in cost of product sales on the accompanying statements of income as they are mainly being used in products which are currently being shipped to customers.

        In June 2006, we acquired certain patent license rights valued at $8.2 million for use in our continuing research and development efforts related to EUV. The total value of these patent license rights is being amortized over a period of 16.29 years which represents the average useful life of all of the patents purchased under this amendment. These amounts have been capitalized as we expect to use the technology in future research and development projects and the amortization of these patents is included in research and development expenses on the accompanying consolidated statements of income as the field of use involves applications which were still in the research and development stages as of December 31, 2008.

        See Note 8, "Long-Lived Assets" for further information.

15. RELATED PARTY TRANSACTIONS

        Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH ("Zeiss")—As a result of the formation of our TCZ joint venture in 2005 and under the terms of the joint venture agreement which was amended and restated in September 2006, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ Singapore related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to them. Associated with these transactions, we recorded revenue of $2.3 million, $3.7 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, we had accounts receivable balances of $818,000 and $1.1 million, respectively, and accounts payable balances of $4.1 million and $4.4 million, respectively, all of which were associated with these related party transactions with Zeiss.

16. SEGMENT AND GEOGRAPHIC INFORMATION

        Our primary business is to design, manufacture and sell excimer light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. We are also a 60% majority- owner of TCZ, which is developing a process tool for use in the manufacture of flat panel displays. These two businesses constitute separate reporting segments per the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") as they each serve a different customer base, one in the semiconductor capital equipment industry and the other in the flat panel display industry. Prior to the third quarter of 2008, TCZ did

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

not exceed the quantitative thresholds included in SFAS No. 131. As such, we started to provide segment disclosures for the first time in our quarterly report on Form 10-Q for the three months and nine months ended September 30, 2008. Information related to our Cymer and TCZ segments is as follows (in thousands):

	Year ended December 31, 2008(1)
	Cymer	TCZ	Total
Revenue	$459,010	$—	$459,010

Net Income (Loss)	$40,641	$(4,101)	$36,540

Total Assets	$761,876	$15,568	$777,444

	Year ended December 31, 2007(1)
	Cymer	TCZ	Total
Revenue	$521,696	$—	$521,696

Net Income (Loss)	$92,531	$(4,169)	$88,362

Total Assets	$777,823	$16,329	$794,152

	Year ended December 31, 2006(1)
	Cymer	TCZ	Total
Revenue	$543,855	$—	$543,855

Net Income (Loss)	$100,094	$(4,446)	$95,648

Total Assets	$926,999	$22,095	$949,094

    (1)
    TCZ net loss is presented net of intercompany eliminations and minority interest. TCZ total assets are presented net of intercompany eliminations.

  Geographic Information

        Concentrations in revenue from our major customers are disclosed in Note 1, "Summary of Significant Accounting Policies—Concentrations & Related Uncertainties." Sales to external customers, long-lived assets, all other identifiable assets and total identifiable assets, classified by operations located in the U.S., Japan, Korea, Taiwan, Singapore, China, the Netherlands, and Switzerland are as follows (in thousands):

	Year ended December 31, 2008
	U.S.	Japan	Korea	Other Asia (Taiwan, Singapore and China)	Europe (the Netherlands and Switzerland)	Consolidated
Sales to external customers(1)	$172,993	$113,304	$72,122	$69,222	$31,369	$459,010

Long lived assets(2)	$105,484	$1,233	$2,847	$4,254	$572	$114,390
All other identifiable assets	479,111	70,100	41,526	48,027	24,290	663,054

Total identifiable assets	$584,595	$71,333	$44,373	$52,281	$24,862	$777,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Year ended December 31, 2007
	U.S.	Japan	Korea	Other Asia (Taiwan, Singapore and China)	Europe (the Netherlands and Switzerland)	Consolidated
Sales to external customers(1)	$244,286	$120,403	$63,093	$64,067	$29,847	$521,696

Long lived assets(2)	$104,451	$1,007	$4,367	$6,248	$652	$116,725
All other identifiable assets	496,340	56,902	60,399	41,036	22,750	677,427

Total identifiable assets	$600,791	$57,909	$64,766	$47,284	$23,402	$794,152

	Year ended December 31, 2006
	U.S.	Japan	Korea	Other Asia (Taiwan, Singapore and China)	Europe (the Netherlands and Switzerland)	Consolidated
Sales to external customers(1)	$292,481	$119,969	$49,293	$56,043	$26,069	$543,855

Long lived assets(2)	$103,076	$1,292	$4,867	$2,138	$701	$112,074
All other identifiable assets	680,511	44,569	55,381	40,555	16,004	837,020

Total identifiable assets	$783,587	$45,861	$60,248	$42,693	$16,705	$949,094

(1)
Sales to external customers consist of sales generated from each of the geographic locations. These sales exclude export sales to other geographic locations. All significant intercompany balances are eliminated in consolidation.

(2)
Long-lived assets include net property, plant and equipment attributed to the geographic location in which they are located.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The table below includes quarterly data (in thousands, except per share data):

	Year ended December 31, 2008
	1st	2nd	3rd(2)	4th
Revenues	$123,952	$123,991	$110,619	$100,448
Operating income	$19,734	$22,248	$13,720	$4,380
Net income	$12,892	$14,333	$5,331	$3,984
Basic earnings per share(1)	$0.43	$0.48	$0.18	$0.13
Diluted earnings per share(1)	$0.41	$0.46	$0.18	$0.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Year ended December 31, 2007
	1st	2nd	3rd(3)	4th
Revenues	$126,714	$122,935	$132,125	$139,922
Operating income	$26,567	$30,615	$28,080	$29,200
Net income	$20,321	$24,934	$21,670	$21,437
Basic earnings per share(1)	$0.55	$0.71	$0.69	$0.71
Diluted earnings per share(1)	$0.52	$0.67	$0.65	$0.67

    (1)
    Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

    (2)
    Includes a correction of an immaterial error for the third quarter of 2008 related to foreign currency translation of our foreign subsidiaries' statements of income. This correction decreased previously reported revenue by $774,000, previously reported net income by $404,000 and previously reported diluted earnings per share by $0.01 for the three months ended September 30, 2008.

    (3)
    Includes a 2006 out of period immaterial correction which reduced income tax expense by $506,000 in the third quarter ended September 30, 2008.

18. SUBSEQUENT EVENT

  Reduction in work force and actions to lower global cost structure.

        On January 15, 2009, we committed to a reduction in our worldwide workforce of approximately 10 percent, or a total of approximately 100 employees, in response to continuing deterioration in the lithography sector of the semiconductor capital equipment market. As a result of this reduction in workforce, we expect to incur cash charges of approximately $4.5 million, primarily for severance that will be recorded in our condensed consolidated financial statements for the three months ending March 31, 2009. In connection with this reduction in workforce, the compensation committee of our board of directors also reduced the annual salaries of certain executive officers by 10-15% effective January 19, 2009. In addition, we took various other costs reduction actions for 2009 including reducing all other employees' salaries by 10%, suspending our 401(K) company matching program and contributions to certain of our subsidiary office pension plans, suspending annual salary increases and our short-term bonus plan and reducing operating and capital expenditures.

  Convertible subordinated notes

        On February 17, 2009, we redeemed the 3.50% convertible subordinated notes at a price equal to 100% of the principal amount of the notes of $140.7 million plus accrued interest of $2.5 million.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006 (in thousands)

	Balance at Beginning of Year	Additions (net)	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2008	$589	$1,886	$(180)	$2,295
Year ended December 31, 2007	$943	$(323)	$(31)	$589
Year ended December 31, 2006	$756	$205	$(18)	$943

See accompanying report of independent registered public accounting firm.

S-1