Form 10-Q
period 2009-03-31
CYMER INC
filed 2009-05-07
CIK 897067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The total number of shares of Common Stock, with $0.001 par value, outstanding on May 4, 2009 was 29,689,920.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

ITEM 1.    Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,115	$252,391
Short-term investments	25,863	30,900
Accounts receivable—net	50,246	64,296
Accounts receivable—related party	604	818
Inventories	183,623	194,746
Deferred and prepaid income taxes	46,467	46,886
Income taxes receivable	11,221	—
Prepaid expenses and other assets	7,647	9,344

Total current assets	436,786	599,381
PROPERTY AND EQUIPMENT—NET	108,706	114,390
LONG-TERM INVESTMENTS	2,329	9,456
DEFERRED INCOME TAXES	28,056	29,168
GOODWILL	8,833	8,833
INTANGIBLE ASSETS—NET	9,135	9,898
OTHER ASSETS	6,009	6,318

TOTAL ASSETS	$599,854	$777,444

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,359	$15,003
Accounts payable—related party	3,262	4,108
Accrued warranty	19,400	23,565
Accrued payroll and benefits	16,996	12,682
Accrued patents, royalties and other fees	2,727	3,795
Convertible subordinated notes	—	140,722
Income taxes payable	—	1,085
Deferred revenue	14,771	15,344
Accrued and other current liabilities	3,220	8,278

Total current liabilities	68,735	224,582
INCOME TAXES PAYABLE	18,219	18,447
OTHER LIABILITIES	7,512	11,791

Total liabilities	94,466	254,820

COMMITMENTS AND CONTINGENCIES
Cymer, Inc. STOCKHOLDERS' EQUITY:
Preferred stock—authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	—	—
Common stock—authorized 100,000,000 shares; $.001 par value; 42,514,000 shares issued and 29,662,000 shares outstanding at March 31, 2009; 42,461,000 shares issued and 29,609,000 shares outstanding at December 31, 2008	42	42
Additional paid-in capital	587,348	586,539
Treasury stock at cost (12,852,000 common shares) at March 31, 2009 and December 31, 2008	(473,580)	(473,580)
Accumulated other comprehensive loss	(11,948)	(5,999)
Retained earnings	399,287	410,774

Total Cymer, Inc. stockholders' equity	501,149	517,776
Noncontrolling interest	4,239	4,848

Total equity	505,388	522,624

TOTAL LIABILITIES AND EQUITY	$599,854	$777,444

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended March 31,
	2009	2008
REVENUES:
Product sales	$56,295	$123,031
Product sales—related party	204	921

Total revenues	56,499	123,952

COST OF REVENUES	34,958	64,056

GROSS PROFIT	21,541	59,896

OPERATING EXPENSES:
Research and development	18,443	22,765
Sales and marketing	3,963	6,834
General and administrative	7,244	10,563
Restructuring	8,407	—

Total operating expenses	38,057	40,162

OPERATING INCOME (LOSS)	(16,516)	19,734

OTHER INCOME (EXPENSE):
Foreign currency exchange gain (loss)	(1,933)	1,709
Write-down of investment	—	(3,806)
Interest and other income	603	3,347
Interest and other expense	(763)	(1,760)

Total other expense—net	(2,093)	(510)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(18,609)	19,224

INCOME TAX PROVISION (BENEFIT)	(6,513)	7,113

NET INCOME (LOSS)	(12,096)	12,111

Net loss attributable to noncontrolling interest	609	781

NET INCOME (LOSS) ATTRIBUTABLE TO CYMER, INC.	$(11,487)	$12,892

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.39)	$0.43

Weighted average common shares outstanding—basic	29,640	30,315

Diluted earnings (loss) per share	$(0.39)	$0.41

Weighted average common shares outstanding—diluted	29,640	33,240

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Cymer, Inc. Stockholders' Equity
	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (loss)
			Paid-in Capital				Retained Earnings		Noncontrolling Interest
(In thousands)	Shares	Amount		Shares	Amount			Total		Total
BALANCE, DECEMBER 31, 2007	42,339	$42	$579,711	(12,049)	$(450,704)	$214	$374,260	$503,523	$5,711	$509,234
Exercise of common stock options	70		1,630					1,630		1,630
Issuance of resticted stock awards	15							—		—
Issuance of employee stock purchase plan shares	37		876					876		876
Employee stock-based compensation			5,597					5,597		5,597
Employee stock options—change in status			1					1		1
Non-employee stock options granted			32					32		32
Income tax shortfall from stock option exercises			(1,308)					(1,308)		(1,308)
Repurchase of common stock into treasury				(803)	(22,876)			(22,876)		(22,876)
Capital Contribution by minority shareholder									2,000	2,000
Net income							36,540	36,540	(2,863)	33,677
Other comprehensive income:
Translation adjustment						(5,921)		(5,921)		(5,921)
Unrealized loss on available-for-sale investments, net of tax						(68)		(68)		(68)
Unrealized gain on forward exchange contracts, net of tax						(254)		(254)		(254)
Unrealized pension gain, net of tax						30		30		30
Cumulative effect adjustment due to the adoption of the measurement date provisions of SFAS No. 158, net of tax						—	(26)	(26)		(26)

BALANCE, DECEMBER 31, 2008	42,461	$42	$586,539	(12,852)	$(473,580)	$(5,999)	$410,774	$517,776	$4,848	$522,624

Exercise of common stock options	16		296					296		296
Issuance of resticted stock awards	37							—		—
Employee stock-based compensation			827					827		827
Non-employee stock options granted			10					10		10
Income tax shortfall from stock option exercises			(324)					(324)		(324)
Net income							(11,487)	(11,487)	(609)	(12,096)
Other comprehensive income:
Translation adjustment						(6,150)		(6,150)		(6,150)
Unrealized loss on available-for-sale investments, net of tax						(48)		(48)		(48)
Unrealized gain on forward exchange contracts, net of tax						241		241		241
Unrealized pension gain, net of tax						8		8		8

BALANCE, MARCH 31, 2009	42,514	$42	$587,348	(12,852)	$(473,580)	$(11,948)	$399,287	$501,149	$4,239	$505,388

See Notes to Unaudited Condensed Consolidated Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) attributable to Cymer, Inc.	$(11,487)	$12,892
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,180	6,727
Stock-based compensation	837	1,565
Noncontrolling interest	(609)	(781)
Provision for deferred income taxes	1,150	(792)
Loss on disposal or impairment of property and equipment	583	—
Write-down of investments	—	3,806
Change in assets and liabilities:
Accounts receivable—net	13,442	18,055
Accounts receivable—related party	214	(1,688)
Inventories	10,642	(23,372)
Prepaid expenses and other assets	1,808	(2,038)
Income taxes receivable	(11,707)	—
Accounts payable	(6,932)	3,992
Accounts payable—related party	(846)	(1,758)
Accrued and other liabilities	(10,277)	(4,574)
Deferred revenue	(598)	1,278
Income taxes payable	(1,511)	(6,549)

Net cash provided by (used in) operating activities	(9,111)	6,763

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,002)	(10,208)
Purchases of investments	(1,517)	(70,080)
Proceeds from sold or matured investments	13,605	11,523

Net cash provided by (used in) investing activities	11,086	(68,765)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	296	577
Redemption of convertible subordinated note	(140,722)	—
Excess tax benefits from stock option exercises	5	43

Net cash provided by (used in) financing activities	(140,421)	620

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,830)	(5,741)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(141,276)	(67,123)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	252,391	305,707

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$111,115	$238,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,568	$2,659

Income taxes paid, net	$4,499	$14,896

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009

(Unaudited)

1. BASIS OF PRESENTATION

        Unaudited Interim Financial Statements—The accompanying unaudited condensed consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned subsidiaries and majority-owned joint venture, TCZ, Pte. Ltd. ("TCZ") (collectively, "Cymer"), without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated balance sheet at December 31, 2008 was derived from the audited consolidated financial statements at that date; however it does not include all disclosures required by accounting principles generally accepted in the United States.

        In the opinion of management, the unaudited condensed consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the fiscal year ending December 31, 2009.

        Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of Cymer, Inc. and the accounts of our wholly-owned subsidiaries. We also consolidate the financial position and results of operations of TCZ and reflect the noncontrolling interest in the joint venture in our unaudited condensed consolidated financial statements. Earnings or losses of TCZ are distributed in accordance with the respective percentage interests of the joint owners. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Significant Risk and Uncertainties—When global economic conditions are adverse or the global economy is in a recession as it was in 2008 and continues to be in 2009, it is difficult for us to estimate future demand for our products, the likelihood of our customers' ability to meet their financial obligations to us and our future cash flows. All of these increase uncertainty inherent in our management estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, we believe actual results related to our inventory valuation, allowance for doubtful accounts and long-lives assets valuation presently pose our greatest risk and could differ significantly from our current estimates.

        Accounting Pronouncements Adopted—In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position ("FSP") 157-2 ("FSP 157-2"). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, we adopted FSP 157-2 and included disclosures on the use of fair value measurements for our nonfinancial assets and liabilities in Note 11, "Fair Value Measurements".

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We did not initiate any acquisitions during the three months ended March 31, 2009, but we will apply the requirements of SFAS No. 141R to any acquisitions that we might commence subsequent to our adoption of it on January 1, 2009.

        In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141(R)-1"). FSP 141 (R)-1 amends the guidance in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP 141 (R)-1 is effective for fiscal years beginning after December 15, 2008. We did not initiate any acquisitions during the three months ended March 31, 2009, but we will apply the requirements of FSP FAS 141 (R)-1 to any acquisitions that we might commence subsequent to our adoption of it on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 as of January 1, 2009 and have updated the format of our condensed consolidated financial statements to comply with this new reporting requirement.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 as of January 1, 2009 and have provided the required expanded disclosures on our derivative instruments in Note 13, "Derivative Instruments and Hedging Activities".

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"), which applies to all convertible debt instruments that have a "net settlement feature," which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted FSP APB 14-1 on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as it did not apply to our convertible subordinated notes that we repaid on February 17, 2009.

        In April 2008 the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This pronouncement also requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009, but it did not have an impact on our condensed consolidated financial statements for the three months ended March 31, 2009 as we did not renew or extend any of the useful lives of our intangible assets during this time period. We will comply with the requirements of FSP 142-3 when and if we renew or extend the useful lives of any of our intangible assets.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share ("EPS") pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted FSP EITF 03-6-1 on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as our unvested stock awards are not participating securities as defined by FSP EITF 03-6-1. We will comply with the provisions of FSP EITF 03-6-1 in future periods should it become applicable to us.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

        Reclassifications—Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

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

        In February 2009, our board of directors approved a 1,250,000 share increase in the number of shares of common stock available for issuance under the Incentive Plan, from a total of 2,000,000 shares to a total of 3,250,000 shares. This increase remains subject to the approval of our stockholders. We expect that the addition of 1,250,000 shares and the 372,055 shares that remained available for issuance as of March 31, 2009 under the Incentive Plan will be adequate to provide equity awards over the next two years, 2009 and 2010.

        Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards—In October 2007, the compensation committee of our board of directors (the "Committee") approved the Long Term Incentive Bonus Program ("LTIP") which became effective January 1, 2008 for our executive officers and certain key employees. Any potential equity based bonuses awarded under the LTIP are calculated based on a target dollar amount which is divided into equity award components to be granted from our Incentive Plan. The Committee approved the target dollar amounts for awards under the LTIP for the calendar year 2009 in January 2009, and in February 2009, the Committee approved the equity awards to be granted from the Incentive Plan for 2009. In consideration of the economic recession and in conjunction with our cost reduction activities, these equity awards were granted at approximately 65% of the target dollar amounts for such awards. For 2009, the equity awards for our executive officers and certain key employees consist of time-based restricted stock unit awards ("RSUs") and performance based restricted stock units ("PRSUs"). The shares subject to the RSU awards will vest in three equal installments beginning January 1, 2010. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on January 1, 2009 only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the eligible participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period. During the three months ended March 31, 2009, 198,500 RSUs and 107,820 PRSUs were granted under the LTIP for 2009.

        We value the stock unit awards which are issued to our non-employee directors and key employees based on the fair value of our common stock on the date that the stock unit award is granted. Compensation expense related to RSUs is recognized straight line over the service period. For those

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

2. STOCKHOLDERS' EQUITY (Continued)

PRSUs that have performance-based conditions, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. The fair value of stock- based awards granted, less expected forfeitures, is recognized to expense over the requisite service period.

        Share-Based Compensation—The components of share-based compensation expense for employees, non-employee directors and non-employees for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Stock options—employees	$775	$912
Stock options—non-employees or change in status	10	(14)
Restricted stock unit awards—employees	360	153
Restricted stock units—non-employee directors	175	204
Performance restricted stock unit awards—employees	(483)	310

Total share-based compensation	$837	$1,565

  Stock Repurchase Program

        In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. As of March 31, 2009, we had purchased 803,500 shares for $22.9 million under this program, all of which were purchased in 2008. We did not repurchase any shares of our common stock under this program in the first quarter of 2009 and approximately $77.1 million remain available for purchases under this program.

  Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), net unrealized gains and losses on effective foreign currency forward exchange contracts, foreign currency translation adjustments, net unrealized pension gains and losses, and net unrealized gains and losses on available-for-sale securities, which are recorded as short-term and long-term investments in the accompanying unaudited condensed consolidated balance sheets.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

2. STOCKHOLDERS' EQUITY (Continued)

        Comprehensive income (loss) consisted of the following components (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(12,096)	$12,111
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	(6,150)	(5,747)
Unrealized gain (loss) on available-for-sale investments	(48)	298
Unrealized gain (loss) on foreign currency exchange contracts	241	(469)
Unrealized pension gain	8	5

Total other comprehensive loss, net of tax	(5,949)	(5,913)

Comprehensive income (loss)	$(18,045)	$6,198
Comprehensive loss attributable to noncontrolling interest	609	781

Comprehensive income (loss) attributable to Cymer, Inc.	$(17,436)	$6,979

        The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustments(1)	$(12,034)	$(5,884)
Unrealized gain on available-for-sale investments, net of tax	113	161
Unrealized gain (loss) on foreign currency forward exchange contracts, net of tax	77	(164)
Unrealized pension loss, net of tax	(104)	(112)

Accumulated other comprehensive loss	$(11,948)	$(5,999)

    (1)
    Several of the foreign currencies in which our subsidiary offices operate have weakened significantly against the U.S. Dollar which impacts the accumulated other comprehensive income (loss) on our unaudited condensed consolidated balance sheets. The most volatile of these currencies during the three month period ended March 31, 2009 were the Japanese Yen, the Korean Won and to a lesser extent the Euro.

3. EARNINGS (LOSS) PER SHARE

        Basic and diluted earnings (loss) per share are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the "if-converted" method, and common stock options, restricted stock units, and employee stock purchase plan ("ESPP") shares using the treasury stock method) were exercised or converted into common stock. Potential

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

3. EARNINGS (LOSS) PER SHARE (Continued)

dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

        The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended March 31,
	2009	2008
NET INCOME (LOSS):
Net income (loss), as reported	$(11,487)	$12,892
Interest expense on convertible subordinated notes, net of taxes	—	841

Net earnings (loss) available to common shareholders, diluted	$(11,487)	$13,733

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	29,640	30,315
Effect of dilutive securities:
Options, stock units and ESPP	—	111
Assumed conversion of subordinated notes	—	2,814

Diluted weighted average common shares outstanding	29,640	33,240

Earnings (loss) per share:
Basic	$(0.39)	$0.43

Diluted	$(0.39)	$0.41

        For the three months ended March 31, 2009 and 2008, weighted average options to purchase shares of common stock totaling approximately 2.9 million shares and 2.6 million shares, respectively, and weighted average restricted stock units totaling approximately 219,000 shares and 267,600 shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three months ended March 31, 2009, weighted average common stock attributable to convertible subordinated notes consisting of 1.5 million shares prior to their redemption in February 2009 were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

4. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
ACCOUNTS RECEIVABLE:
Trade	$52,534	$65,091
Other	1,056	1,500

Subtotal	53,590	66,591
Less: Allowance for doubtful accounts	(3,344)	(2,295)

Total	$50,246	$64,296

        Bad debt expense totaled $1.0 million and $46,000 for the three months ended March 31, 2009 and 2008, respectively.

5. CONVERTIBLE SUBORDINATED NOTES

        In February 2002, we issued $250.0 million principal amount of unsecured fixed rate 3.50% convertible subordinated notes which became due in February 2009. Since the issuance of these notes, we had repurchased, at a discount to par, a total of $109.3 million of the notes reducing the outstanding principal amount to $140.7 million at December 31, 2008. On February 17, 2009, we redeemed the outstanding notes at a price equal to 100% of the principal amount plus accrued interest of $2.5 million.

6. INVENTORIES

        Inventories are recorded at the lower of cost, determined on a first in first out basis, or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
INVENTORIES:
Raw materials	$52,324	$51,621
Work-in-progress	23,253	29,177
Finished goods	108,046	113,948

Total	$183,623	$194,746

7. INCOME TAXES

        We recorded a tax benefit of $6.5 million for the three months ended March 31, 2009 due primarily to the loss incurred for the quarter and the federal and California research and development credits. This benefit was partially offset by foreign losses that received no tax benefit. Due to the

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

7. INCOME TAXES (Continued)

current economic climate and other factors a forecast of our 2009 annual effective tax rate is potentially subject to significant fluctuations. Therefore, we have calculated the tax benefit for the first quarter using the actual tax rate.

        As of March 31, 2009, the balance of our net FASB Interpretation No. 48 ("FIN 48") liability was $18.2 million, which is $228,000 lower than the balance at December 31, 2008. There was no impact to the 2009 tax provision (benefit) for the quarter as a result of the decrease in these tax liabilities which was primarily due to the effect of foreign currency translations.

        On February 20, 2009, the State of California enacted tax legislation that will become effective for tax years beginning on or after January 1, 2011. We are in the process of analyzing the tax impact of this legislation and have not yet concluded on how we will elect to apply it.

        We are currently under an IRS audit for the 2003 through 2006 tax years. Though the estimated completion date of the IRS audit is not known, there is a possibility that the audit will be completed within the next twelve months. However, we expect to prevail with our position and have determined that a change in our tax reserves is not appropriate at this time. We are also under regular review by the tax authorities in foreign jurisdictions in which we do business. The estimated completion dates of these examinations are not known. It is reasonably possible that a change in our tax reserves could be required in the next 12 months. At this time, it is not possible to estimate the impact of these changes.

8. GUARANTEES AND WARRANTIES

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

        Product warranty provisions contained within our lithography tool manufacturer customer agreements are generally consistent with those prevalent in the semiconductor equipment industry. We record a provision for warranty for all products, which is included in cost of revenues in the unaudited condensed consolidated statements of operations and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision monthly using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product's life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

8. GUARANTEES AND WARRANTIES (Continued)

        The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended March 31,
	2009		2008
Beginning balance	$23,565		$24,350
Liabilities accrued for warranties issued, net of adjustments and expirations	(928)	(1)	6,343
Warranty expenditures incurred during the period	(3,237)		(4,728)

Balance as of March 31	$19,400		$25,965

    (1)
    The decrease to the warranty provision reflects the lower level of warranties required as a result of significantly reduced sales of both light source systems and spare parts in the first quarter of 2009 as compared to the same period in 2008. In addition, this decrease was caused by the lower number of light source systems that were under warranty from period to period.

        We agree to indemnify our customers, and the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, as well as certain of our development and supply agreements. These indemnifications generally include intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification clauses, we would pay costs and damages attributable to the infringement claims, including attorney's fees associated with settlements or defenses in respect of such claims, provided that the party involved used the tool in accordance with our recommendations and did not modify the tool or incorporate technology or features that were not of our design, and provided further that the party involved follows specific procedures for notifying us of such claims and allows us to manage the defense and settlement proceedings. As of March 31, 2009, we were not subject to any pending intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

9. RELATED PARTY TRANSACTIONS

        Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH ("Zeiss").    As a result of the formation of our TCZ joint venture and the terms of the joint venture agreement, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. We recorded revenue associated with these related party transactions of $204,000 and $921,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, we had an accounts receivable balance of $604,000 and $818,000, respectively, and an accounts payable balance of $3.3 million and $4.1 million, respectively, all of which were associated with these related party transactions with Zeiss.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

10. CONTINGENCIES AND COMMITMENTS

        We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of any currently known legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

11. FAIR VALUE MEASUREMENTS

Financial assets and liabilities

        In accordance with SFAS No. 157, we analyze our financial assets and liabilities measured at fair value and categorize them within the SFAS No. 157 fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value.

        The levels as defined by the fair value hierarchy in SFAS No. 157 are as follows:

Level 1	—	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly at the measurement date.
Level 3	—
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

        Available-for-Sale Securities    The fair values of our available-for-sale securities are determined by a matrix pricing which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio. As a result of the continued crisis in the credit market and the recent deterioration of the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our available-for-sale securities. Based upon the types of holdings which are included in our investment portfolio, we determined that these Level 2 inputs were reflective of fair value for our available-for-sale securities as of March 31, 2009.

        Auction Rate Securities    We currently hold one auction rate security ("ARS") within our investment portfolio which is classified as an available-for-sale-security and has a par value of $5.6 million. Under normal market conditions, we would determine the fair value of this ARS based on observable market

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

11. FAIR VALUE MEASUREMENTS (Continued)

prices for identical or similar instruments. However, due to the continuing crisis in the credit markets and the fact that this ARS has failed in every auction since being purchased by us in October 2007, we have been unable to obtain such market data on which to base our valuation. In 2008 we calculated the fair value of this ARS at the end of each reporting period utilizing a discounted cash flow model based on expected dividends and redemption of the ARS after 40 years. In 2009 the ARS has failed to pay any dividends, so we have started to estimate the fair value of ARS based on a model using discounted future cash flows of different foreseeable outcomes, weighted by the expected probability of each outcome. The discounted cash flows and the discount rate we use to value our ARS are Level 3 inputs in the fair value hierarchy. We determined that the fair value of our ARS approximated its current carrying value of $291,000 at March 31, 2009. It is uncertain that we will be able to liquidate this ARS in the near term and the likelihood is high that we will hold this ARS in excess of 12 months from the current reporting period date of March 31, 2009. Therefore, we have classified the $291,000 fair value of this ARS as a long-term investment on our unaudited condensed consolidated balance sheet at March 31, 2009.

        Derivative Instruments    Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default derivatives on us are not available; therefore, we used the spread over LIBOR for the yield on our convertible notes that we repaid on February 17, 2009. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. As a result of the continued crisis in the credit market and the recent deterioration of the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our derivative instruments. Based upon our review of our derivative instruments and the credit worthiness of the parties associated with them, we determined that the Level 2 inputs currently being used were reflective of the fair value of our derivative instruments as of March 31, 2009.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

11. FAIR VALUE MEASUREMENTS (Continued)

        Our financial assets and financial liabilities measured at fair value on a recurring basis which are subject to the disclosure requirements of SFAS No. 157 at March 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Cash and cash equivalents	$111,115	$111,115	$—	$—
Available-for-sale securities	27,902	—	27,902	—
Auction rate security	291	—	—	291
Foreign currency forward exchange contracts(1)	570	—	570	—

Total assets	$139,878	$111,115	$28,472	$291

Liabilities:
Foreign currency forward exchange contracts(2)	$1,998	$—	$1,998	$—

Total liabilities	$1,998	$—	$1,998	$—

(1)
Included in prepaid expenses and other assets on the accompanying unaudited condensed consolidated balance sheets

(2)
Included in accrued and other current liabilities on the accompanying unaudited condensed consolidated balance sheets

        The following table summarizes the change in balance sheet carrying value associated with the ARS which was the only Level 3 financial instrument carried at fair value at March 31, 2009 (in thousands):

Balance at January 1, 2009	$291
Transfers in and out of Level 3	—
Total realized losses included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements	—

Balance at March 31, 2009	$291

  Non financial assets and liabilities

        We apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment losses related to goodwill accounted for pursuant to SFAS No. 142, (2) valuing potential impairment losses related to long-lived assets accounted for pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS No. 144"), and (3) valuing any restructuring

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

11. FAIR VALUE MEASUREMENTS (Continued)

liabilities initially measured at fair value under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146").

        SFAS No. 142 requires us to test for goodwill impairment at the reporting unit level. We currently have two separate reporting units, (1) our primary business to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors and (2) our TCZ joint venture which is currently developing a process tool for use in the manufacture of flat panel displays. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30th each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three months ended March 31, 2009. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

        SFAS No. 144 requires us to test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the three months ended March 31, 2009, there have been no triggering events associated with our long lived assets and thus no impairment analysis was conducted during the period.

        SFAS No. 146 requires us to record restructuring costs at fair value. During the three months ended March 31, 2009, restructuring expenses of $8.4 million were recognized in connection with reduction in workforce actions executed during the quarter. These expenses approximated the fair value as they primarily represent the short term cash payments to be made to the impacted employees. See Note 14, "Restructuring Charges," for further information on these restructuring costs.

12. SEGMENT OPERATIONS

        Our primary business is to design, manufacture and sell excimer light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. We are also a 60% majority-owner of TCZ, which is developing a process tool for use in the manufacture of flat panel displays. These two businesses constitute separate reporting segments per the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") as they each serve a different customer base, one in the semiconductor capital equipment

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

12. SEGMENT OPERATIONS (Continued)

industry and the other in the flat panel display industry. Information related to our Cymer and TCZ segments is as follows (in thousands):

	Cymer	TCZ	Total
REVENUE AND NET INCOME
Three months ended March 31, 2009(1)
Revenue	$56,499	$—	$56,499

Net loss attributable to Cymer, Inc.	$(10,469)	$(1,018)	$(11,487)

Three months ended March 31, 2008(1)
Revenue	$123,952	$—	$123,952

Net income (loss) attributable to Cymer, Inc.	$14,006	$(1,114)	$12,892

ASSETS
March 31, 2009(2)
Total assets	$585,989	$13,865	$599,854

December 31, 2008(2)
Total assets	$761,876	$15,568	$777,444

    (1)
    TCZ net loss is presented net of intercompany eliminations and noncontrolling interest.

    (2)
    TCZ total assets are presented net of intercompany eliminations.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We conduct business in several currencies through our global operations and as a result, are exposed to foreign currency risks associated with our international subsidiary offices, particularly those located in Japan, Korea and the Netherlands. Our foreign currency risk falls into two categories.

        First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. In this instance we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to mitigate fluctuations in the gross profit margins of these forecasted transactions. Pursuant to SFAS No. 133, designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. In accordance with the provisions of SFAS No. 133, we record changes in the fair value of the effective portion of these hedges in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of revenues in the same period that the related sale is

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

made to the third party. Interest charges or "forward points" on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in foreign currency exchange gain (loss) in the consolidated statements of operations.

        As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the unaudited condensed financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of sales and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited condensed consolidated financial statements do not include such gains or losses.

        The second category of foreign currency risk occurs when transactions are recorded in our consolidated financial statements in a currency other than the applicable subsidiary's functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency is recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been booked to our financial statements are not designated as hedges under SFAS No. 133 and therefore we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions.

        Derivatives designated as cash flow hedges generally have maturity dates of no more than twelve months. Non-designated derivatives that mitigate the revaluation of non-functional currency transactions generally have maturity dates of no more than three months in the case of ordinary payables and receivables or no more than twelve months in the case of inter-company loans. We do not currently have any derivatives hedging inter-company loans. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed and we review all exposures and derivative positions at least once per month.

        At March 31, 2009, we had outstanding forward contracts to buy $17.9 million in exchange for Japanese Yen, $19.5 million in exchange for Korean Won and $2.2 million in exchange for Euros. The fair value of all of our forward contracts totaled to a liability of $1.4 million as of March 31, 2009. The deferred gain, net of tax, for those forward contracts that qualified for hedge accounting treatment was $77,000 for the three months ended March 31, 2009. We expect that this $77,000 of unrealized gain will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transactions occur.

        We do not enter into derivative instruments for speculative purposes.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The fair value of derivative instruments in our unaudited condensed consolidated balance sheet was as follows (in thousands):

	Asset Derivatives March 31, 2009		Liabilities Derivatives March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other assets	$151	Accrued and other current liabilities	$15

Total Derivatives Designated as Hedging Instruments		$151		$15

Derivatives not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses and other assets	$662	Accrued and other current liabilities	$2,226

Total Derivatives not Designated as Hedging Instruments		$662		$2,226

Total Derivatives		$813		$2,241

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The effect of derivative instruments on our condensed consolidated statement of operations was as follows (in thousands):

	Three months ended March 31, 2009
Derivative in Cash Flow Hedging Relationships	Gain (loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Location of gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Location of gain (loss) recognized in Income on Derivative (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$385	Cost of revenues	$(98)	Foreign currency exchange gain (loss)	$19

Total	$385		$(98)		$19

(1)
The amount of gain (loss) recorded in income was zero related to the ineffective portion of the hedging relationship and $19,000 related to the amount excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in Income on Derivative	Gain (loss) recognized in Income on Derivative
Foreign exchange contracts	Foreign currency exchange gain (loss)	$774

Total		$774

        We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on at least a quarterly basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. Our maximum credit exposure from nonperformance of foreign exchange hedging counterparties was approximately $570,000 as of March 31, 2009.

14. RESTRUCTURING COSTS

        In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent, or a total of 230 employees, in response to the continuing deterioration in the lithography sector of the semiconductor capital equipment market and the current global economic recession. These reductions in workforce were in addition to the action we took in November 2008, and all such reductions impacted our Cymer segment only. As a result of these 2009 reductions in workforce, we recorded charges to restructuring expense of approximately $8.4 million for the three months ended March 31, 2009 primarily associated with severance charges. Of this $8.4 million which was incurred in the first

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2009

(Unaudited)

14. RESTRUCTURING COSTS (Continued)

quarter of 2009, $3.6 million was paid prior to March 31, 2009, and most of the remaining $4.8 million is expected to be paid in the second quarter of 2009. In connection with the 2009 reductions in workforce, we reduced the annual salaries of certain of our executive officers by 15 percent and reduced our cash compensation to our directors by 15 percent. In addition, we took other cost reduction actions for 2009 including reducing employee salary and benefits and reducing various other operating and capital expenditures.

        The activity for the three months ended March 31, 2009 related to our restructuring charges and accrual is summarized below (in thousands):

Balance at December 31, 2008(1)	$484
Restructuring Costs	8,408
Payments	(4,088)

Balance at March 31, 2009	$4,804

    (1)
    The balance of $484,000 represents severance costs related to our November 2008 reduction in workforce, of which $475,000 was paid during the first quarter of 2009.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities Exchange Commission on February 27, 2009.

Forward-Looking Statements

        Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our planned research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as "believes," "anticipates," "expects," "plans," "intends" and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward- looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

        We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and installed base products. The TCZ segment is targeting the growing market for low-temperature poly-silicon ("LTPS") processing used in the manufacture of organic light emitting diode ("OLED") flat panel displays. No sales or revenues have been earned or recorded to date for our TCZ segment. Additional information regarding our reporting segment is contained in Note 12, "Segment Operations" to our condensed consolidated financial statements and this Item 2 under Results of Operations.

        Since we derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. The semiconductor equipment industry historically has experienced periodic ups and downs, some of them more pronounced than others. In 2008, particularly in the second half of 2008, global economic conditions deteriorated which negatively affected consumer spending on electronics and, as a result, the downturn in the semiconductor industry worsened significantly. We continued to see this trend throughout the first quarter of 2009.

        In the first quarter of 2009 we took various actions to lower our cost structure as demand for new light sources declined sharply and demand for installed base products slowed. During the quarter, we initiated reductions in our global workforce that resulted in charges of approximately $8.4 million. With the implementation of these cost reduction actions, which included these reductions in workforce, we now estimate that the company's quarterly revenue operating break-even level is approximately $60 million and our quarterly revenue cash break-even is approximately $55 million. As business conditions strengthen, we believe that the company will be in a stronger position to serve our customers and increase shareholder returns.

        During the first quarter of 2009, we announced the latest addition to our industry leading argon fluorine ("ArF") immersion light source series with the introduction of the XLR600ix. The "x" stands for extendable as the XLR600ix is a 90 watt ("W") capable light source that can operate at any output power from 60W to 90W selected by the scanner or tool operator. Until now, two chamber excimer laser technology has been incapable of offering such a large dynamic range of power flexibility while maintaining all optical specifications. By utilizing the inherent stability of the XLR architecture combined with new hardware and control algorithms, the XLR600ix is the first to break this paradigm. The flexible operation of the XLR600ix provides for unmatched performance improvements and versatility for double patterning applications at 32 nm and below. Since its introduction, the XLR600ix has been positively received by our customers with the first shipment taking place in early April 2009. We expect the flexibility, stability, and high power of the XLR600ix to position us to support chipmaker's needs for manufacturing flexibility and double-patterning at the lowest cost of operation.

        We believe that our light sources accounted for a significant majority of the industry's ArF immersion shipments and installations during the first quarter of 2009. We shipped a total of nine light sources in the first quarter of 2009 of which seven were immersion XLR. We installed 20 light sources at chipmaker locations of which nine were immersion XLR. In the current business environment, chipmaker light source investment is primarily focused on ArF immersion. We believe ArF immersion technology will continue to command the majority of chipmaker investment as industry conditions improve, and we believe that our XLR platform, led by the XLR600ix, is well positioned to support chipmaker manufacturing at 45nm and below.

        Our installed base products and the associated revenue have scaled with light source utilization and our installed base growth. As we exited 2008, chipmaker utilization was rapidly declining and ended the year at historically low levels. By January 2009, average pulse utilization had declined approximately 50% from the June 2008 peak. At of the end of the first quarter of 2009, average pulse utilization increased 32% from the January 2009 trough. Based on current chipmaker utilization forecasts, we anticipate that pulse utilization will continue to rise in the second quarter of 2009. As chipmaker utilization increases, we are supporting their need for increased productivity and lower cost of operations with our OnPulse program. OnPulse agreements now cover light source systems installed at leading chipmakers in Asia, North America and Europe, all of which have entered into agreements with us for this product to improve wafer production, reduce total operating costs, enhance light source system cost predictability, and simplify administration associated with the maintenance of their installed base of light sources.

        Chipmaker interest in extreme ultraviolet ("EUV") technology continues to remain high as it is the lithography technology of choice that is capable of meeting next generation resolution and throughput requirements. In the first quarter of 2009, we continued to make significant progress in our laser produced plasma EUV source development and commercialization for next generation lithographic patterning. Our prototype source is the first to incorporate a full-size 650mm diameter collecting mirror together with a full array of debris mitigation techniques for collector protection. As part of our EUV agreement with ASML, we anticipate shipping multiple EUV sources in 2009.

        TCZ, our joint venture with Zeiss, which is developing a production tool for the flat panel display industry, continues to achieve new technical milestones and we believe it provides us with growth opportunities.

        We believe we are well positioned to capture a greater share of the overall ArF immersion light source market in 2009. We expect that light source shipments will be lower in the second quarter of 2009 as direct customers continue to absorb our work-in-progress light source inventory and chipmakers modify the timing of their lithography investments. However, we anticipate that growth in our installed base products revenue will offset the decline in light source revenue. We believe that the second quarter of 2009 will mark the low point for our light source shipments and we anticipate shipments to increase in the second half of 2009 beginning in the third quarter.

        The current business environment remains challenging. However, we believe that we have differentiated ourself during this period through swift and decisive actions that have significantly reduced our cost structure and improved our market position. Over the last four months we have proactively reduced company spending by over 40% which has kept intact our ability to maintain solid margins and enable future growth investment. Our installed base products, led by OnPulse, are supporting chipmaker productivity and helping to reduce their cost of operations. We believe this portion of our business is positioned for near-term growth. In the near- and medium-term, we are pleased with customer adoption of the XLR series across the memory, foundary and logic chipmaking sectors and our advancement in ArF immersion technology which is strengthened by the introduction of the XLR600ix light source. We continued to make significant progress in our laser produced plasma EUV source development and commercialization for next generation lithographic patterning. Our balance sheet remains strong and we have made progress reducing manufacturing and field inventory. In addition, we repaid our $140.7 million convertible notes in the first quarter of 2009 and now have no major debts outstanding. Our business operations are leaner, more efficient, and the company is positioned to deliver improved financial performance as business conditions strengthen.

Critical Accounting Policies and Estimates

  General

        The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, financial assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency and energy markets and declines in consumer spending have combined to increase uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

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

  Inventory Valuation

        Our inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. We evaluate the need to record adjustments of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, replacement parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we do not have expected usage based on our forecasted demand is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying balance sheets for such amounts owed.

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

  •
  Utilization rates of our light sources at chipmakers; and

  •
  Engineering change orders.

        Based upon our experience, we believe that the estimates we use to calculate the value of our inventories are reasonable and properly reflect the risk of excess and obsolete inventory. If actual demand or the usage periods for our inventory are substantially different from our estimates, such differences may have a material adverse effect on our financial condition and results of operations. During adverse economic conditions, such as those that existed in the second half of 2008 and have existed to date in 2009, it is difficult to estimate the future demand for our products. As a result, the likelihood that the usage period for our inventory will substantially differ from our estimates is increased. In order to minimize this risk, we used the most current demand plan information available to us so that the calculations for our excess inventory reflect the current state of the economy and our business, which have both deteriorated from prior periods.

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

  Stock-Based Compensation

        We apply the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") which requires companies to estimate the fair value of stock- based compensation awards on the date of grant using an option-pricing model and amortize the resulting expense over the requisite service period of the award, which is generally the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock options that we grant under our equity incentive plans. In order to determine the fair value of stock option grants under the Black-Scholes option pricing model, we must use subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. SFAS No. 123R also requires that a forfeiture rate be estimated and included in the calculation of stock-based compensation expense at the time that the stock option or other stock awards such as our restricted stock unit awards are granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates.

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

        If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period and could materially impact our financial condition and operating results. Our key assumptions such as volatility and the forfeiture rate can be materially impacted during adverse economic conditions such as those we experienced in the second half of 2008 and have continued to experience in the first quarter of 2009.

        We grant restricted stock units to key employees, non-employee directors and non-employees. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, therefore the valuation for these types of awards is straight forward. The estimation of restricted stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

        We also grant performance restricted stock units ("PRSUs") to our executive officers and certain key employees under our Long-Term Incentive Program which became effective on January 1, 2008. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified group of peer companies over a three-year performance period and eligible individual's management by objectives ("MBO") achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. During each quarter over the three-year performance period, we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income as a percentage of revenue) as compared to the specified peer group companies as defined by the plan over the three year period and 2) the expected average percentage achievement of each participant's individual management by objective goals over the three year period. The results of these two estimates are used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each reporting period, we reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our financial condition and operating results.

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

When global economic conditions are adverse or the global economy is in a recession, as it was in 2008 and continues to be in 2009, the likelihood that our customers will be unable to meet their financial obligations to us increases and it becomes more difficult and requires more judgement to determine the additional accounts receivable allowances required. In addition, due to the fact that our products are fairly expensive and we deal with a limited customer base, the trade receivable balance owed by any one customer can be significant. As a result, if our judgment of the financial condition of our customers, even a single customer, proves to be incorrect, we would have to record additional and potentially significant allowances and bad debt expense which would have a material impact on our business, financial condition and results of operations.

  Long-Lived Assets Valuation

        Included in our long-lived assets are property, plant and equipment and definite lived intangible assets. We account for the valuation and disposal of our long-lived assets in accordance with the provisions of SFAS No. 144. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived asset's physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows (undiscounted and without interest) expected to be generated by the asset. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If such assets are considered to be not recoverable (i.e. the carrying amount is greater than the undiscounted cash flows), the impairment is measured and recorded based upon the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Significant judgments and estimates by management are required to project cash flows and, if required, estimate the fair value of the impaired long-lived assets. The estimated future cash flows are based upon, among other things, our strategic plans with regard to our business and operations, assumptions about expected future operating performance, and the interpretation of current and future economic indicators. During time periods when the global economy is in a downturn or recession, such as it was in 2008 and in which it remains thus far in 2009, it is very difficult to estimate future cash flows as it requires management at the company to make judgments on when and how quickly the economy and the company's business will recover. To the extent that the judgments used by us to calculate our future cash flows prove to be inaccurate or there are significant changes in market conditions, the overall condition of the global economy or our strategic plans change, it is possible that our conclusions regarding long-lived asset impairment could change. This could result in significant impairment charges which would have a material adverse effect on our business, financial position and results of operations.

  Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover the majority of our deferred tax assets, with the exception of TCZ USA's deferred assets which are fully provided for. If in the future we determine that a change has occurred which will not allow this recovery, we will record a valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

        The calculation of our tax provision is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize these uncertainties based on FIN 48. The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

RESULTS OF OPERATIONS

        The following table sets forth certain items in our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2009	2008
Revenues:
Product sales	99.6%	99.3%
Product sales—related party	0.4	0.7

Total revenues	100.0	100.0
Cost of revenues	61.9	51.7

Gross profit	38.1	48.3

Operating expenses:
Research and development	32.6	18.4
Sales and marketing	7.0	5.5
General and administrative	12.8	8.5
Restructuring	14.9	—

Total operating expenses	67.3	32.4

Operating income (loss)	(29.2)	15.9
Total other expense—net	(3.7)	(0.4)

Income (loss) before income tax provision (benefit)	(32.9)	15.5

Income tax provision (benefit)	(11.5)	5.7

Net income (loss)	(21.4)	9.8

Net loss attribuatable to noncontrolling interest	1.1	0.6

Net income (loss) attributable to Cymer, Inc.	(20.3)	10.4

        We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and installed base product sales. The TCZ segment is targeting the growing market for LTPS processing used in the manufacture of flat panel displays. No sales or revenues were earned or recorded for the three months ended March 31, 2009 and 2008 for the TCZ segment. As a result, no cost of revenue was recorded for these same periods. The discussion which follows for operating expenses and other income and expenses includes our consolidated expenses and identifies expenses associated with the TCZ segment for the three months ended March 31, 2009 and 2008. Additional information regarding our reporting segments is contained in Note 12, "Segment Operations," to our unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2009 and 2008

        Revenues.    The types of revenue that we generate and how we recognize revenue for each is explained above under the heading "Critical Accounting Policies and Estimates." The following table summarizes the components of our revenue (in thousands, except units sold and percentage change):

	For the three months ended March 31,		2009 vs. 2008
			Increase (Decrease)
	2009	2008		% Change
Light source systems:
Revenue	$15,580	$44,773	$(29,193)	-65%

Units sold	9	31	(22)	-71%

Average selling price(1)	$1,681	$1,459	$222	15%

Installed base product sales	$40,919	$79,026	$(38,107)	-48%

Product sales	$56,499	$123,799	$(67,300)	-119%

Other revenue	$—	$153	$(153)	-100%

Total revenue	$56,499	$123,952	$(67,453)	-54%

(1)
For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

        Total revenue decreased 54% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a 65% decline in light source system revenues and a 48% decrease in installed base products revenue from period to period. The decrease in light source revenues was primarily due to the lower number of light source systems that we sold as a result of the sharp decline in lithography demand as a result of the current global economic recession. A total of 9 light source systems were sold at an average selling price of $1.7 million in the three months ended March 31, 2009 compared to 31 light sources systems at an average selling price of $1.5 million in the three months ended March 31, 2008. The average selling price of our light source systems increased 15% period over period due to a higher concentration of sales of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light source systems. Our installed base product revenue declined from period to period due to a decline in pulse utilizations of our light source systems. There were no sales recorded or revenues earned associated with our TCZ segment for the three months ended March 31, 2009 or 2008. We expect our revenue to remain relatively flat in the second quarter of 2009 as compared to the first quarter of 2009.

        Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to a customer within the following twelve months. In addition, our DUV backlog does not include services which will be provided to our customers in the future or under service contracts. For the period ended March 31, 2009, our DUV backlog totaled $25.5 million and total DUV bookings were $48.3 million which yielded a book-to-bill ratio of 0.85 compared to the period ended March 31, 2008, where our DUV backlog totaled $76.7 million and total DUV bookings were $101.1 million which yielded a book-to-bill ratio of 0.82. The decline in backlog and bookings period over period primarily reflects the downturn in the semiconductor capital equipment industry and the deterioration of the global economy.

        We installed 20 light sources at chipmakers and other end-users for the three months ended March 31, 2009 as compared to 55 light sources installed during the three months ended March 31, 2008.

        Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchases installed base products from us, amounted to 7%, 30% and 11%, respectively, of total revenue for the three months ended March 31, 2009, and 28%, 16% and 7%, respectively, of total revenue for the three months ended March 31, 2008. Sales of our installed base products sales accounted for 72% of total revenue for the three months ended March 31, 2009 and 64% of total revenue for the three months ended March 31, 2008.

        Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and Europe and, to a lesser extent, other Asian countries. Approximately 83% and 85% of our sales for the three months ended March 31, 2009 and 2008, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 36% and 20% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The activities of Cymer Japan are limited to sales and service of products purchased by Cymer Japan from our corporate office. We anticipate that international sales will continue to account for a significant portion of our sales.

        Cost of Revenues.    Cost of revenues includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of revenues also includes foreign exchange gains and losses on foreign currency forward exchange contracts ("forward contracts") associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of revenues. We do not charge our customers for shipping fees. The cost of revenues decreased 45.4% to $35.0 million for the three months ended March 31, 2009 from $64.1 million for the three months ended March 31, 2008. This decrease was primarily due to lower costs associated with our reduced light source system sales, lower installed base product revenue and lower warranty expenses period over period. These decreases in costs of revenue were partially offset by a $3.2 million idle capacity charge associated with unabsorbed manufacturing costs which resulted primarily from the overall decline in light source demand and reduced production levels in the three months ended March 31, 2009. There were no cost of revenues associated with the TCZ segment for the three months ended March 31, 2009 or 2008.

        Gross profit decreased to $21.5 million with a 38.1% gross margin for the three months ended March 31, 2009 from $59.9 million with a 48.3% gross margin for the three months ended March 31, 2008. The decline from period to period was primarily due to the increasing percentage of sales attributable to our installed base product sales which typically generate lower margins than our light source systems. In addition, gross margin was also negatively impacted in the first quarter of 2009 by the $3.2 million idle capacity charge associated with unabsorbed manufacturing costs. We anticipate that gross margin will increase in the second quarter of 2009 as we benefit from the cost reduction actions we took in the first quarter of 2009.

        Research and Development.    Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 19.0% to $18.4 million for the three months ended March 31, 2009 from $22.8 million for the three months ended March 31, 2008 due to the reductions in our workforce that we conducted in November 2008 and the first quarter of 2009. In addition, this decrease in research and development expenses includes a $1.3 million reduction in variable compensation costs from period to period associated with our incentive programs, some of which we were able to fund in the first quarter of 2008 but do not expect to fund in 2009. As a percentage of total revenues, research and development expenses increased to 32.6% for the three months ended March 31, 2009 from 18.4% for the three months ended March 31, 2008. We expect to continue to develop products, such as EUV, that can provide us with a competitive advantage in the semiconductor industry. However, we anticipate that research and development expenses will be lower in the second quarter of 2009 as compared to the first quarter of 2009.

        Research and development expenses for the TCZ segment associated with their LTPS product development efforts decreased 27.0% to $977,000 for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008 due primarily to a reduction in depreciation expense associated with certain demonstration equipment.

        Sales and Marketing.    Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 42.0% to $4.0 million for the three months ended March 31, 2009 from $6.8 million for the three months ended March 31, 2008. The decrease in sales and marketing expenses from period to period primarily reflects a decline of $1.2 million in employee compensation and benefits as a result of the reductions in our worldwide workforce that we conducted in November 2008 and the first quarter of 2009. This decrease in sales and marketing expenses also reflects a $888,000 decrease in variable compensation costs associated with our incentive programs, some of which we were able to fund in the first quarter of 2008 but do not expect to fund in 2009, and a decline of $500,000 in travel and entertainment related expenses. As a percentage of total revenues, sales and marketing expenses increased to 7.0% for the three months ended March 31, 2009 compared to 5.5% for the three months ended March 31, 2008. We anticipate that sales and marketing expenses will be slightly higher in the second quarter of 2009 as compared to the first quarter of 2009 levels.

        Sales and marketing expenses associated with the TCZ segment increased 46.1% to $463,000 for the three months ended March 31, 2009 from $317,000 for the three months ended March 31, 2008 due primarily to increases in employee compensation and benefits related expenses and consulting expenses.

        General and Administrative.    General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs. General and administrative expenses decreased 31.4% to $7.2 million for the three months ended March 31, 2009 from $10.6 million for the three months ended March 31, 2008 primarily due to a $1.4 million decrease in employee compensation and benefits as a result of the reductions in our worldwide workforce which we conducted in November 2008 and the first quarter of 2009. The decrease in general and administrative expenses also reflects a $1.6 million reduction in variable compensation costs associated with our incentive programs, some of which we were able to fund in the first quarter of 2008 but do not expect to fund in 2009. In addition accounting fees decreased by $464,000, legal fees by $181,000, and travel and entertainment related expenses by $509,000 from period to period. These decreases in expenses were partially offset by a $1.0 million increase in bad debt expense as a result of certain of our customers that we identified as being at risk as a result of the continued downturn in the semiconductor industry and the recession in the global economy. As a percentage of total revenues, general and administrative expenses increased to 12.9% for the three months ended March 31, 2009 compared to 8.5% for the three months ended March 31, 2008. We anticipate that general and administrative expenses will remain relatively flat in the second quarter of 2009 as compared to the first quarter 2009 levels.

        General and administrative expenses associated with the TCZ segment decreased 30.7% to $239,000 for the three months ended March 31, 2009 from $345,000 for the three months ended March 31, 2008 due primarily to a decrease in accounting fees and travel and entertainment related expenses.

        Restructuring.    In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, in response to the continuing deterioration in the lithography sector of the semiconductor capital equipment market. These reductions in workforce impacted employees at our Cymer segment. As a result of these 2009 reductions in our workforce, we recorded charges to restructuring expense of approximately $8.4 million for the three months ended March 31, 2009 primarily associated with severance charges. We did not have any such restructuring expenses for the three months ended March 31, 2008.

        There were no restructuring expenses associated with our TCZ segment for the three months ended March 31, 2009 or 2008.

        Total Other Income (Expense)—Net.    Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes that were outstanding until February 2009, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense, net increased to $2.1 million for the three months ended March 31, 2009 from $510,000 for the three months ended March 31, 2008, primarily due to foreign currency exchange losses of $1.9 million which we recorded during the three months ended March 31, 2009 as compared to foreign currency gains of $1.7 million which we recorded during the three months ended March 31, 2008. This change from foreign currency exchange gains to losses from period to period was primarily due to the volatility of the foreign currencies in which our subsidiary offices conduct business as measured against the U.S. Dollar. The foreign currency exchange loss for the three months ended March 31, 2009 was attributable to fluctuations in the value of the Korean Won. We started hedging the Korean Won and other currencies in February 2009 in order to mitigate the impacts of such volatility and expect future foreign exchange gains and losses to be smaller. The foreign currency exchange gain of $1.7 million for the three months ended March 31, 2008 was attributable to the strengthening of the Japanese Yen and the Euro against the U.S. Dollar, which was partially offset by a weakening of the Korean Won.

        This increase in other expense, net was also due to a significant reduction in interest income from period to period as a result of lower overall cash and investment balances and lower interest rate yields. These increases in other expenses, net were partially offset by a decrease in interest expense as a result of the repayment of our convertible subordinated notes in February 2009. In addition, we recorded a $3.8 million write-down of our sole auction rate security in the three months ended March 31, 2008, which negatively impacted other income (expense), net for the first quarter of 2008. This security is included in our investment portfolio and has a par value of $5.6 million.

        Total other income, net associated with the TCZ segment increased to $113,000 for the three months ended March 31, 2009 from $20,000 for the three months ended March 31, 2008. This change primarily reflects foreign currency exchange gains recorded during the three months ended March 31, 2009 compared to foreign currency exchange losses recorded during the same period in 2008.

        Income Tax Provision (Benefit).    The tax of benefit of $6.5 million and a tax provision of $7.1 million for the three months ended March 31, 2009 and 2008, respectively, reflects a tax rate for the quarter of 35% and 37%, respectively. Due to the current economic climate, forecasting for 2009 is subject to significant change and an effective tax rate for the year is not appropriate. For 2009, we are calculating our provision using the year to date actual results for each quarter for the year ended December 31, 2009. The tax benefit for the three months ended March 31, 2009 is primarily due to the net loss incurred for the quarter. For the three months ended March 31, 2008, the rate for both the quarter and the annual effective rate was 37%.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded our operations primarily from cash generated from operations, the proceeds from note offerings, and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. At March 31, 2009, we had $111.1 million in cash and cash equivalents, $25.9 million in short-term investments, $2.3 million in long-term investments, and $368.1 million in working capital. The decrease in cash and cash equivalents from December 31, 2008 to March 31, 2009 was primarily due to cash used in the first quarter of 2009 to repay our convertible subordinated notes and accrued interest which totaled to $143.2 million.

        Operating Activities.    Net cash used in operating activities was $9.1 million for the three months ended March 31, 2009 compared to net cash provided by operating activities of $6.8 million for the three months ended March 31, 2008. Net cash used in operating activities for the three months ended March 31, 2009 primarily reflects the net loss for the period, decreases in accrued expenses and other liabilities and accounts payable and changes in the balances of income taxes payable and receivable during the period. This use of cash was partially offset by decreases in inventory and accounts receivable during the three months ended March 31, 2009. The decrease in inventory is due primarily to decreases in our spares inventory and work-in-progress inventory during the three months ended March 31, 2009. The decrease in accounts receivable was due to lower sales and ongoing collection efforts, and the changes in the income tax accounts were primarily due to the tax benefit recorded for the first quarter of 2009 and tax payments that were made during the period.

        Net cash provided by operating activities for the three months ended March 31, 2008 primarily reflects net income for the period and increases in inventory which were offset by a decrease in accounts receivable during the period. The increase in inventory was due primarily to increases in our field spare parts inventory to support the increased utilization of our light sources, to provide for faster spare parts availability to support XLR installations and to support our OnPulse service agreements. The decrease in accounts receivable was primarily due to ongoing collection efforts during the period.

        Investing Activities.    Net cash provided by investing activities was $11.1 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $68.8 million for the three months ended March 31, 2008. Net cash provided by investing activities for the three months ended March 31, 2009 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period. As a result of our cost reduction efforts in 2009, our capital expenditures were approximately $1.0 million for the first quarter of 2009. A portion of the proceeds from matured investments were used to redeem our convertible subordinated notes in February 2009.

        Net cash used in investing activities for the three months ended March 31, 2008 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $10.2 million of property and equipment, the majority of which relates to building improvement costs during the period associated with our EUV research, development and productization efforts.

        Financing Activities.    Net cash used in financing activities was $140.4 million for the three months ended March 31, 2009 compared to net cash provided by financing activities of $620,000 for the three months ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinate notes that matured on February 15, 2009, proceeds from the exercise of employee stock options totaling $296,000 and excess tax benefits from stock option exercises of $5,000.

        Net cash provided by financing activities for the three months ended March 31, 2008 reflects the proceeds received from the exercise of employee stock options totaling $577,000 and excess tax benefits from stock options exercises totaling $43,000.

        Effect of Exchange Rate Changes.    Most of our foreign subsidiary offices operate in currencies other than the U.S. Dollar and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiary offices operate have experienced increased volatility since 2008 and that increased volatility has continued into 2009. The reduction in cash and cash equivalents of $2.8 million for the three months ended March 31, 2009 was driven by a weakening of the Korean Won and Japanese Yen against the U.S. Dollar. The reduction in cash and cash equivalents of $5.7 million for the three months ended March 31, 2008 was primarily driven by a weakening of the Korean Won, which was partially offset by a strengthening of both the Japanese Yen and the Euro.

        Prospective Capital Needs.    We require substantial resources to fund the operations of our business, particularly to fund our investment in new light source technologies, including inventory and capital in support of these technologies. In addition, we require resources to fund our normal operations and the activities of our TCZ joint venture. On February 17, 2009, we used $143.2 million of our total cash and short-term investments balances to redeem our convertible subordinated notes and the remaining interest due. We believe that our existing cash, cash equivalents and marketable securities and, to a lesser extent, cash from the exercise of employee stock options and the purchase by our employees of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs for our normal operations, our investments in our new light source technologies and our TCZ venture for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. We have taken steps to reduce certain expenditures as part of our announced reductions in workforce in November 2008 and the first quarter of 2009, and we will continue to monitor expenditures for this purpose. On April 21, 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. As of March 31, 2009 we have $77.1 million remaining of this authorization. We are currently not using our cash or marketable securities for common stock repurchases, but we could do so in the future.

        Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

  •
  general economic and political conditions and specific conditions in the markets in which we operate, including the continuing volatility in the semiconductor industry, the current economic recession, and trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

  •
  our manufacturing activity;

  •
  the required investments in our new light source technologies such as EUV;

  •
  the timing and requirements of spending to support product development efforts and other operating costs;

  •
  competitive labor market compensation requirements;

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

        On February 17, 2009, we redeemed the 3.50% convertible subordinated notes at a price equal to 100% of the principal amount of the notes of $140.7 million plus accrued interest of $2.5 million. We anticipate that this payment will not impact our ability to sustain operations for at least the next 12 months.

        Other than the redemption of our convertible subordinated notes and the payment of accrued interest as discussed above, there have been no material changes to our contractual obligations from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2008, the FASB issued FASB Staff Position 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 requires an entity following the disclosure rules of FAS 132R to disclose the following information related to its pension plan assets: 1) investment policies and strategies; 2) categories of plan assets; 3) fair value measurements of plan assets (following the fair value hierarchy of SFAS No. 157) and 4) any significant concentrations of risks. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 132(R)-1 on December 31, 2009 and we do not expect its adoption to have an impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. We will adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 and do not expect its adoption to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 amends the recognition guidance for other than temporary impairments for debt securities classified as available-for-sale and held-to-maturity securities, and the presentation and disclosure guidance for both debt and equity securities that are subject to the disclosure requirements of Statement 115 and FSP FAS 115-1 and FAS 124-1. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP 115-2 and FAS 124-2 for the quarter ended June 30, 2009 and we are currently evaluating the impact of its adoption on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 for the quarter ended June 30, 2009 and we are currently evaluating the impact of its adoption on our consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We conduct business in several international currencies through our global operations and until recently only hedged foreign currency risks associated with the Japanese Yen. We expanded our foreign currency hedging program in February 2009 due to increased foreign currency exposures and elevated volatility of the currencies in which we operate, particularly the Korean Won, the Euro and the Taiwan Dollar. Our foreign currency risk falls into two primary categories.

        First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency. In this instance we enter into derivative financial instruments, principally forward contracts which we designate as cash flow hedges pursuant to SFAS No. 133, in order to mitigate fluctuations in the gross profit margins of these forecasted transactions.

        The second category of foreign currency risk occurs when transactions are recorded to our financial statements in a currency other than the applicable entity's functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our financial statements are not designated as hedges under SFAS No. 133, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions.

        Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment per the provisions of SFAS No. 133. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of cash flow hedges from cancelled transactions. The fair value of all our forward contracts totaled to a liability of $1.4 million as of

March 31, 2009. The deferred gain, net of tax, for those that qualified for hedge accounting treatment was $77,000 as of March 31, 2009.

        At March 31, 2009, we had outstanding forward contracts to buy $17.9 million in exchange for Japanese Yen, $19.5 million in exchange for Korean Won and $2.2 million in exchange for Euros. These contracts expire on various dates through December 2009.

        For the three months ended March 31, 2009, we recorded foreign currency exchange losses which totaled $1.9 million whereas for the three months ended March 31, 2008, we recorded foreign currency exchange gains which totaled $1.7 million. The foreign currency exchange loss for the three months ended March 31, 2009 was primarily attributable to fluctuations in the value of the Korean Won against the U.S. Dollar. We started hedging the Korean Won and other currencies in February 2009 and expect future foreign exchange gains and losses to be smaller as a result. The foreign currency exchange gain of $1.7 million for the three months ended March 31, 2008 was attributable to the strengthening of the Japanese Yen and the Euro against the U.S. Dollar which was partially offset by a weakening of the Korean Won. These foreign currency gains and losses are included in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 15% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $575,000 and $6.0 million at March 31, 2009 and March 31, 2008, respectively. The adverse impact at March 31, 2009 and March 31, 2008 is after consideration of the offsetting effect of approximately $4.4 million and $2.4 million from forward exchange contracts in place for the months of March 31, 2009 and March 31, 2008, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 15% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Investment and Debt Risk

        We maintain an investment portfolio consisting primarily of government and corporate fixed income securities and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $26,000 for the three months ended March 31, 2009.

        We also currently hold one auction rate security within our investment portfolio which was purchased according to our investment policy in October 2007 at a par value of $5.6 million and has failed at every auction since November 2007. The security itself and the company that insures it have both been significantly downgraded, which caused us to record impairment charges totaling $5.3 million in 2008. It is uncertain that we will be able to liquidate this auction rate security in the near term and the likelihood is high that we will hold this auction rate security in excess of twelve months. Therefore, we have classified the $291,000 fair value of this auction rate security as a long-term investment on our unaudited condensed consolidated balance sheet at March 31, 2009. Since this auction rate security is immaterial to our overall cash and investment balances, we do not anticipate that our inability to liquidate it at its current fair value in the near term or long term will have an affect on our liquidity.

        On February 17, 2009, our 3.50% convertible subordinated notes came due and we repaid the outstanding principal balance of $140.7 million plus accrued interest of $2.5 million.

ITEM 4.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    For the first quarter of 2009, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009, and concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

        Changes in internal control over financial reporting.    There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock and our market capitalization could decline.

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

These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with the parts we need to manufacture our products.

Our revenues and operating results from quarter to quarter and year to year have varied in the past and our future operating results may continue to fluctuate significantly.*

        Factors that contribute to fluctuations in our revenues and operating results include:

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

        We have historically derived the majority of our quarterly and annual revenues from selling light source systems and installed base products used in semiconductor manufacturing. In recent years, light source sales accounted for approximately half of our revenue until 2008, when light source sales fell to 36% of total revenue. Light source sales are expected to represent an even lower percentage of our total revenue in 2009. Because we sell a limited number of light source system products, the precise timing for recognizing revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers' purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate product revenues based on system usage. As our installed base of light source systems grows, the product revenues generated by the operation of these light sources have a significant impact on our business operations. The revenues from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems. Our operating results for a particular period may be adversely affected if our customers reduce usage rates or change their buying patterns.

        We manage our expense levels based, in large part, on expected future revenues. As a result, our expenses are relatively fixed for the short term, and if our actual revenue decreases below the level we expect or we are not successful in aligning our manufacturing cost structure with decreasing production levels, our operating results will be adversely affected. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and gross margin, operating income, net income, earnings per share, and cash flows. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short- term basis, and could negatively affect the value of any investment in our stock.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.*

        Two large companies, ASML and Nikon, dominate the photolithography tool business. Collectively, ASML, Nikon and Samsung, one of our chipmaker customers that purchases our installed base products, accounted for the following percentage of our total revenue during the periods indicated:

	Three months ended March 31,
	2009	2008
ASML	7%	28%
Nikon	30%	16%
Samsung	11%	7%

Total	48%	51%

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

        Collectively, these companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	March 31, 2009	December 31, 2008
ASML	13%	32%
Nikon	26%	23%
Samsung	5%	4%

Total	44%	59%

        Although our business is not dependent upon a single customer, these three customers account for approximately 48% of total consolidated revenue for the quarter ended March 31, 2009 and approximately 44% of total accounts receivable at March 31, 2009. Although our overall risk is greater due to the downturn in the global economy, we believe there is limited credit risk exposure for us with these companies who continue to demonstrate sound credit worthiness. However, our ability to collect future revenue from them is dependent on their financial condition and liquidity.

        We maintain allowances for potential credit losses associated with the accounts receivable due from our customers, and such losses to date have not exceeded management's expectations. These customers may experience financial difficulties under the current global economic recession and this could negatively impact their liquidity and their ability to pay us.

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

  •
  consolidation of chipmakers; and

  •
  the level of demand for chips with ever-smaller feature sizes.

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

The redemption of our convertible subordinated notes in February 2009 has diminished our liquidity.*

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

        Future technologies such as EUV, nano-imprint lithography, and certain maskless lithography techniques may render our KrF and ArF excimer light source products obsolete. We must manage product transitions, as the introduction of new products could adversely affect our sales of existing products. We are currently developing EUV source technology for chip manufacturing at 22 nm and below. If new products such as those based on our EUV technology are not introduced on time, or have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Failure to develop and introduce these new products and enhancements could materially adversely affect our operating results, financial condition and cash flows.

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

We face competition from one company and may face competition from additional competitors who enter the market.*

        Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. We currently have one competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Gigaphoton had gained market penetration in the DUV light source industry and is continuing to aggressively try to gain additional market penetration. We know that our customers have purchased products from this competitor and that our customers have qualified this competitor's light sources for use with their products.

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

We must effectively manage changes in our business.*

        In order to respond to the business cycles of the semiconductor industry and overall economic conditions, we have recently contracted the scope of our operations and the number of employees in many of our locations and departments. From November 2008 through March 2009 we took action to reduce the size of our global workforce by approximately 38% in response to lower light source and installed base product demand. As the semiconductor equipment industry cycle moves between contraction and growth and the condition of the global economy changes, we will need to:

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

Any failure to manage our inventory levels, particularly during the current adverse economic conditions, and our inventory controls at our widely dispersed operations could adversely affect our business, financial conditions and results of operations.*

        We need to continually evaluate and monitor the adequacy of our inventory levels to avoid stocking excess or obsolete parts, particularly during downturns in the semiconductor industry and the global economy. Our inventory levels increased significantly in 2008 due to increases in our field inventory to support the growing installed base of our light sources, to provide for faster replacement parts availability, to optimize field inventory to support XLR light source system installations and to support our OnPulse usage agreements. The increase in inventory also included inventory related to our TCZ joint venture which is developing flat panel display technologies and EUV systems that are currently being built in support of planned production demand in 2009. This increase in inventory took place during a time period in which the semiconductor industry entered a downturn and the global economy a recession. As a result, we are closely monitoring and managing our inventory levels to minimize the risk of excess inventory, particularly related to our replacement parts inventory. We have inventory located at warehouses at our corporate office in the United States and at bonded warehouses at our subsidiary offices located in various countries in Asia and Europe. The success of our business depends to a significant degree on our ability to maintain or increase the sales of our products in the markets in which we do business. If we misjudge the market or demand for our products or the overall condition of the global economy, our revenues may decline significantly, which could result in excess inventory levels. As a result of these inventory levels, we may be required to significantly write down the value of our inventory which would negatively impact our financial condition and results of operations. In addition, if we sell excessive amounts of inventory to our subsidiary offices, this could increase our exposure to foreign currency fluctuations which could negatively impact our financial condition and results of operations.

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

We are exposed to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be adversely affected by these fluctuations.*

        We have international subsidiaries that operate in foreign currencies. All of our international subsidiary offices purchase the products that they sell to their customers from our corporate office or Korean subsidiary in U.S. Dollars and in many cases they resell these products to their customers in their local currency.

        We operate a foreign currency hedging program to mitigate this risk. Historically our hedging program only managed our exposure to the Japanese Yen, however we have expanded our hedging program in the first quarter of 2009 to include the Korean Won, the Euro and the Taiwan Dollar due to growth in our exposure to these currencies and increased volatility of foreign exchange rates in general. The growth in our exposure to the Korean Won, the Euro and the Taiwan Dollar was primarily driven by increased intercompany payable balances denominated in U.S. Dollars. These increased intercompany payable balances resulted from our initiative to better serve customers by providing faster replacement parts availability which caused inventory levels at our international subsidiaries to increase. We hedge these risks by entering into forward exchange contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

        In addition to expanding our foreign currency hedging program, we have moved inventory previously held by our foreign subsidiaries into bonded warehouses in Korea, Taiwan and Europe that are controlled by our corporate office. Moving inventory into these bonded warehouses returned title of the inventory to our corporate office in San Diego, which reduced the intercompany payable balances denominated in U.S. Dollars of our international subsidiaries. As a result, this decreased our foreign currency exposures in these locations and reduced the level of hedges required.

        These steps may be insufficient to manage our foreign currency exchange risks. Failure to sufficiently hedge or otherwise manage our foreign currency risks properly could have a material adverse effect on our financial condition and results of operations.

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

We depend on key personnel, especially management and technical personnel, who may be difficult to attract and retain.*

        We are highly dependent on the services of many key employees in various areas, including:

  •
  research and development;

  •
  engineering;

  •
  sales and marketing;

  •
  field support;

  •
  manufacturing; and

  •
  management or leadership roles.

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

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.*

        We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezo electric techniques. These patents will expire at various times through 2027.

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

Our investments in marketable securities are substantial and are subject to market, interest and credit risk that may reduce their value.*

        We maintain a substantial portfolio of investments in marketable securities, particularly in corporate and government fixed income securities and money market funds. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by changes in interest rates, downgrades in the corporate bonds included in the portfolio, the recent turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio which could have a material adverse effect on our results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations

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

Decreased availability of equity awards could adversely affect our ability to attract and retain employees.*

        We have a limited number of equity awards remaining available to be granted to our employees and directors under our 2005 Equity Incentive Plan. If we are unable to obtain authorization from our stockholders to increase the number of shares available for grant under our equity incentive plans when necessary, we may need to reduce future equity awards and consider alternate forms of compensation to incentivize our employees. In addition, the majority of our outstanding options have exercise prices that are less than the current per share market valuation of our common stock, which reduces the effectiveness of stock options to retain and incentivize our employees. Grants to new hires have an exercise price per share at least equal to the fair market value of our common stock on the date of grant.

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

Trademark infringement claims against our registered and unregistered trademarks would be expensive and we may have to stop using such trademarks and pay damages.*

        We have registered a number of trademarks including "CYMER" in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries. We use these trademarks in our business and advertising materials, which are distributed throughout the world. We may be subject to trademark infringement actions for using these marks and other marks on a worldwide basis which would be costly to defend. If an adverse trademark infringement action were successful, we might have to negotiate a settlement agreement, stop using one or more of the marks or pay damages which could have an adverse effect on our financial condition and results of operations.

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

        Stock markets in the United States can experience extraordinary volatility and have done so recently. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. If such litigation were initiated against us, it may result in substantial costs and a diversion of management's attention and resources, and therefore it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Not applicable

  (b)
  Not applicable

  (c)
  On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. No shares were purchased by us during the three months ended March 31, 2009.

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

CYMER, INC.
Date: May 7, 2009	By:	/s/ PAUL B. BOWMAN Paul B. Bowman Vice President and Interim Chief Financial Officer (Principal Financial Officer)