Form 10-Q
period 2009-06-30
CYMER INC
filed 2009-08-05
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21321

CYMER, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0175463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17075 Thornmint Court, San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

(858) 385-7300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The total number of shares of Common Stock, with $0.001 par value, outstanding on August 3, 2009 was 29,745,008.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

ITEM 1.  Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$105,449	$252,391
Short-term investments	43,855	30,900
Accounts receivable - net	46,747	64,296
Accounts receivable - related party	272	818
Inventories	176,726	194,746
Deferred and prepaid income taxes	46,630	46,886
Income taxes receivable	9,259	-
Prepaid expenses and other assets	8,374	9,344

Total current assets	437,312	599,381

PROPERTY AND EQUIPMENT - NET	106,652	114,390
LONG-TERM INVESTMENTS	291	9,456
DEFERRED INCOME TAXES	28,239	29,168
GOODWILL	8,833	8,833
INTANGIBLE ASSETS - NET	8,668	9,898
OTHER ASSETS	6,048	6,318

TOTAL ASSETS	$596,043	$777,444

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$10,854	$15,003
Accounts payable - related party	3,345	4,108
Accrued warranty	15,785	23,565
Accrued payroll and benefits	10,554	12,682
Accrued patents, royalties and other fees	3,420	3,795
Convertible subordinated notes	-	140,722
Income taxes payable	-	1,085
Deferred revenue	14,148	15,344
Accrued and other current liabilities	1,206	8,278

Total current liabilities	59,312	224,582

ACCRUED INCOME TAXES	17,417	18,447
OTHER LIABILITIES	7,580	11,791

Total liabilities	84,309	254,820

COMMITMENTS AND CONTINGENCIES
EQUITY
CYMER, INC. STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value;	-	-
no shares issued or outstanding
Common stock - authorized 100,000,000 shares; $.001 par value;
42,557,000 shares issued and 29,705,000 shares outstanding at
June 30, 2009; 42,461,000 shares issued and 29,609,000
shares outstanding at December 31, 2008	42	42
Additional paid-in capital	589,368	586,539
Treasury stock at cost (12,852,000 common shares)	(473,580)	(473,580)
at June 30, 2009 and December 31, 2008
Accumulated other comprehensive loss	(7,413)	(5,999)
Retained earnings	399,812	410,774

Total Cymer, Inc. stockholders’ equity	508,229	517,776
Noncontrolling interest	3,505	4,848

Total equity	511,734	522,624

TOTAL LIABILITIES AND EQUITY	$596,043	$777,444

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
REVENUES:

Product sales	$62,319	$123,562	$118,614	$246,593

Product sales - related party	114	429	318	1,350

Total revenues	62,433	123,991	118,932	247,943

COST OF REVENUES	38,311	63,361	73,269	127,417

GROSS PROFIT	24,122	60,630	45,663	120,526

OPERATING EXPENSES:

Research and development	14,285	24,173	32,728	46,938

Sales and marketing	3,947	5,679	7,910	12,513

General and administrative	6,430	8,530	13,674	19,093

Restructuring	-	-	8,407	-

Total operating expenses	24,662	38,382	62,719	78,544

OPERATING INCOME (LOSS)	(540)	22,248	(17,056)	41,982

OTHER INCOME (EXPENSE):

Foreign currency exchange gain (loss)	455	(1,778)	(1,478)	(69)

Write-down of investment	-	(1,027)	-	(4,833)

Interest and other income	418	2,361	1,021	5,708

Interest and other expense	(90)	(1,538)	(853)	(3,298)

Total other income (expense) - net	783	(1,982)	(1,310)	(2,492)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	243	20,266	(18,366)	39,490

INCOME TAX PROVISION (BENEFIT)	452	6,708	(6,061)	13,821

NET INCOME (LOSS)	($209)	$13,558	($12,305)	$25,669

Net loss attributable to noncontrolling interest	734	775	1,343	1,556

NET INCOME (LOSS) ATTRIBUTABLE TO CYMER, INC.	$525	$14,333	($10,962)	$27,225

EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share	$0.02	$0.48	($0.37)	$0.90

Weighted average common shares outstanding-basic	29,680	30,127	29,664	30,221

Diluted earnings (loss) per share	$0.02	$0.46	($0.37)	$0.88

Weighted average common shares outstanding-diluted	29,845	33,018	29,664	33,121

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Cymer, Inc. Stockholders’ Equity
	Common Stock		Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained		Noncontrolling
(In thousands)	Shares	Amount	Capital	Shares	Amount	Income (loss)	Earnings	Total	Interest	Total
BALANCE, DECEMBER 31, 2007	42,339	$42	$579,711	(12,049)	$(450,704)	$214	$374,260	$503,523	$5,711	$509,234
Exercise of common stock options	70		1,630					1,630		1,630
Issuance of restricted stock awards	15							—		—
Issuance of employee stock purchase plan shares	37		876					876		876
Employee stock-based compensation			5,597					5,597		5,597
Employee stock options—change in status			1					1		1
Non-employee stock options granted			32					32		32
Income tax shortfall from stock option exercises			(1,308)					(1,308)		(1,308)
Repurchase of common stock into treasury				(803)	(22,876)			(22,876)		(22,876)
Capital Contribution by minority shareholder									2,000	2,000
Net income							36,540	36,540	(2,863)	33,677
Other comprehensive income:
Translation adjustment						(5,921)		(5,921)		(5,921)
Unrealized loss on available-for-sale investments, net of tax						(68)		(68)		(68)
Unrealized loss on forward exchange contracts, net of tax						(254)		(254)		(254)
Unrealized pension gain, net of tax						30		30		30
Cumulative effect adjustment due to the adoption of the measurement date provisions of SFAS No. 158, net of tax						—	(26)	(26)		(26)

BALANCE, DECEMBER 31, 2008	42,461	$42	$586,539	(12,852)	$(473,580)	$(5,999)	$410,774	$517,776	$4,848	$522,624

Exercise of common stock options	48		1,050					1,050		1,050
Issuance of restricted stock awards	37		—					—		—
Issuance of employee stock purchase plan shares	11		310					310		310
Employee stock-based compensation			2,139					2,139		2,139
Non-employee stock options granted			30					30		30
Income tax shortfall from stock option exercises			(700)					(700)		(700)
Net loss							(10,962)	(10,962)	(1,343)	(12,305)
Other comprehensive income:
Translation adjustment						(1,523)		(1,523)		(1,523)
Unrealized loss on available-for-sale investments, net of tax						(18)		(18)		(18)
Unrealized gain on forward exchange contracts, net of tax						122		122		122
Unrealized pension gain, net of tax						5		5		5

BALANCE, JUNE 30, 2009	42,557	$42	$589,368	(12,852)	$(473,580)	$(7,413)	$399,812	$508,229	$3,505	$511,734

See Notes to Unaudited Condensed Consolidated Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) attributable to Cymer, Inc.	$(10,962)	$27,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,672	13,651
Stock-based compensation	2,169	3,206
Bad debt expense	1,218	56
Noncontrolling interest	(1,343)	(1,556)
Provision for deferred income taxes	451	(1,381)
Loss on disposal or impairment of property and equipment	584	-
Write-down of investments	-	4,833
Change in assets and liabilities:
Accounts receivable – net	16,637	12,418
Accounts receivable – related party	546	331
Income taxes receivable	(9,085)	(7,781)
Inventories	18,358	(46,681)
Prepaid expenses and other assets	1,108	(4,717)
Accounts payable	(4,071)	(1,323)
Accounts payable - related party	(763)	(704)
Accrued and other liabilities	(20,959)	(9,581)
Deferred revenue	(1,173)	663
Income taxes payable and accrued income taxes	(2,146)	(10,690)

Net cash provided by (used in) operating activities	2,241	(22,031)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,063)	(14,961)
Purchases of investments	(26,147)	(90,309)
Proceeds from sold or matured investments	22,329	66,134

Net cash used in investing activities	(7,881)	(39,136)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,360	1,131
Redemption of convertible subordinated note	(140,722)	-
Excess tax benefits from stock option exercises	42	35
Repurchase of common stock into treasury	-	(14,636)

Net cash used in financing activities	(139,320)	(13,470)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,982)	(996)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(146,942)	(75,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	252,391	305,707

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$105,449	$230,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,654	$2,779

Income taxes paid	$5,990	$34,405

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009

(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements The accompanying unaudited condensed consolidated financial information has been prepared by Cymer, Inc., and its wholly-owned subsidiaries and majority-owned joint venture, TCZ, Pte. Ltd. (“TCZ”) (collectively, “Cymer”), without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated balance sheet at December 31, 2008 was derived from the audited consolidated financial statements at that date; however it does not include all disclosures required by accounting principles generally accepted in the United States.

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

Principles of Consolidation The accompanying unaudited condensed consolidated financial statements include the accounts of Cymer, Inc. and the accounts of our wholly-owned subsidiaries. We also consolidate the financial position and results of operations of TCZ and reflect the noncontrolling interest in the joint venture in our unaudited condensed consolidated financial statements. Earnings or losses of TCZ are distributed in accordance with the respective percentage interests of the joint owners. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Significant Risk and Uncertainties When global economic conditions are adverse or the global economy is in a recession as it was in 2008 and continues to be in 2009, it is difficult for us to estimate future demand for our products, the likelihood of our customers’ ability to meet their financial obligations to us and our future cash flows. All of these increase uncertainty inherent in our management estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, we believe actual results related to our inventory valuation, allowance for doubtful accounts and long-lives assets valuation presently pose our greatest risk and could differ significantly from our current estimates.

Accounting Pronouncements Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, we adopted FSP 157-2 and included disclosures on the use of fair value measurements for our nonfinancial assets and liabilities in Note 9, “Fair Value Measurements”.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We did not initiate any acquisitions during the six months ended June 30, 2009, but we will apply the requirements of SFAS No. 141R to any acquisitions that we might commence subsequent to our adoption of it on January 1, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141 (R)-1 amends the guidance in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities that arise from contingencies in a business combination. FSP 141 (R)-1 is effective for fiscal years beginning after December 15, 2008. We did not initiate any acquisitions during the six months ended June 30, 2009, but we will apply the requirements of FSP FAS 141 (R)-1 to any acquisitions that we might commence subsequent to our adoption of it on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 as of January 1, 2009 and have updated the format of our condensed consolidated financial statements to comply with this new reporting requirement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 as of January 1, 2009 and have provided the required expanded disclosures on our derivative instruments in Note 11, “Derivative Instruments and Hedging Activities”.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted FSP APB 14-1 on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as it did not apply to our convertible subordinated notes that we repaid on February 17, 2009.

In April 2008 the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement also requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as we did not renew or extend any of the useful lives of our intangible assets during the six month period ended June 30, 2009. We will comply with the requirements of FSP 142-3 when and if we renew or extend the useful lives of any of our intangible assets.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted FSP EITF 03-6-1 on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as our unvested stock awards are not participating securities as defined by FSP EITF 03-6-1. We will comply with the provisions of FSP EITF 03-6-1 in future periods should it become applicable to us.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. We adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the recognition guidance for other than temporary impairments for debt securities classified as available-for-sale and held-to-maturity securities, and the presentation and disclosure guidance for both debt and equity securities that are subject to the disclosure requirements of Statement 115 and FSP FAS 115-1 and FAS 124-1. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 157-4 for the quarter ended June 30, 2009, which did not have any impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, SFAS No. 165 requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 for the quarter ended June 30, 2009 and have included the required additional disclosures in Note 13, “Subsequent Events.”

Reclassifications Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

2. STOCKHOLDERS’ EQUITY

Equity Awards

We grant equity awards from our 2005 Equity Incentive Plan (the “Incentive Plan”), which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards and other stock awards to our employees, non-employee directors and consultants. Stock options issued under the Incentive Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four-year period following the date of grant. Stock unit awards issued under the Incentive Plan generally vest one to four years from the date granted.

At our annual meeting of stockholders held on May 21, 2009, our stockholders approved the amendment to our Incentive Plan to increase the number of shares of common stock authorized for issuance from a total of 2,000,000 shares to a total of 3,250,000 shares.

Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards In October 2007, the compensation committee of our board of directors (the “Committee”) approved the Long Term Incentive Bonus Program (“LTIP”) which became effective January 1, 2008 for our executive officers and certain key employees. Any potential equity based bonuses awarded under the LTIP are calculated based on a target dollar amount which is divided into equity award components to be granted from our Incentive Plan. The Committee approved the target dollar amounts for awards under the LTIP for the calendar year 2009 in January 2009, and in February 2009, the Committee approved the equity awards to be granted from the Incentive Plan for 2009. In consideration of the economic recession and in conjunction with our cost reduction activities, these equity awards were granted at approximately 65% of the target dollar amounts for such awards. For 2009, the equity awards for our executive officers and certain key employees consist of time-based restricted stock unit awards (“RSUs”) and performance based restricted stock units (“PRSUs”). The shares subject to the RSU awards will vest in three equal installments beginning January 1, 2010. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on January 1, 2009 only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the eligible participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period. During the six months ended June 30, 2009, 199,850 RSUs and 107,820 PRSUs were granted under the LTIP for 2009.

We value the stock unit awards which are issued to our non-employee directors, executive officers and certain key employees based on the fair value of our common stock on the date that the stock unit award is granted. Compensation expense related to RSUs is recognized straight line over the service period. For those PRSUs that have performance-based conditions, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. The fair value of stock-based awards granted, less expected forfeitures, is recognized to expense over the requisite service period.

Share-Based Compensation The components of share-based compensation expense for employees, non-employee directors and non-employees for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options - employees	$424	$855	$1,199	$1,767
Stock options & restricted stock units - non-employees or change in status	20	42	30	28
Restricted stock unit awards - employees	464	174	824	327
Restricted stock units - non-employee directors	175	175	350	379
Performance restricted stock unit awards - employees	249	395	(234)	705

Total share-based compensation	$1,332	$1,641	$2,169	$3,206

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. As of June 30, 2009, we had purchased 803,500 shares for $22.9 million under this program, all of which were purchased in 2008. We did not repurchase any shares of our common stock under this program during the six month period ended June 30, 2009 and approximately $77.1 million remains available for purchases under this program.

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

Comprehensive income (loss) consisted of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(209)	$13,558	$(12,305)	$25,669
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,628	(2,988)	(1,523)	(8,735)
Unrealized gain (loss) on available-for-sale investments	30	(286)	(18)	12
Net unrealized gain (loss) on foreign currency exchange contracts	(119)	362	122	(107)
Net unrealized pension gain (loss)	(3)	5	5	10

Total other comprehensive income (loss), net of tax	4,536	(2,907)	(1,414)	(8,820)

Comprehensive income (loss)	$4,327	$10,651	$(13,719)	$16,849
Comprehensive loss attributable to noncontrolling interest	734	775	1,343	1,556

Comprehensive income (loss) attributable to Cymer, Inc.	$5,061	$11,426	$(12,376)	$18,405

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2009	December 31, 2008

Foreign currency translation adjustments	$(7,407)	$(5,884)
Unrealized gains on available-for-sale investments, net of tax	143	161
Net unrealized losses on foreign currency forward exchange contracts, net of tax	(42)	(164)
Unrealized pension loss, net of tax	(107)	(112)

Accumulated other comprehensive loss	$(7,413)	$(5,999)

3. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible subordinated notes using the “if-converted” method, and common stock options, restricted stock units, and employee stock purchase plan (“ESPP”) shares using the treasury stock method) were exercised or converted into common stock. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NET INCOME (LOSS) ATTRIBUTABLE TO CYMER, INC.:
Net income (loss), as reported	$525	$14,333	$(10,962)	$27,225
Interest expense on convertible subordinated notes, net of taxes	-	939	-	1,780

Net earnings (loss) available to common shareholders, diluted	$525	$15,272	$(10,962)	$29,005

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	29,680	30,127	29,664	30,221
Effect of dilutive securities:
Options, stock units and ESPP	165	77	-	86
Assumed conversion of subordinated notes	-	2,814	-	2,814

Diluted weighted average common shares outstanding	29,845	33,018	29,664	33,121

Earnings (loss) per share:
Basic	$0.02	$0.48	$(0.37)	$0.90

Diluted	$0.02	$0.46	$(0.37)	$0.88

For the three months ended June 30, 2009 and 2008, weighted average options to purchase shares of common stock totaled approximately 2.4 million shares and 2.8 million shares, respectively, and were not included in the computation of diluted earnings per share as their effect was anti-dilutive. There were no anti-dilutive shares related to stock units for the three months ended June 30, 2009. The computation of diluted earnings per share for the three months ended June 30, 2008 did not include 108,000 weighted average stock units as their effect was anti-dilutive.

For the six months ended June 30, 2009 and 2008, weighted average options to purchase shares of common stock, totaling approximately 2.7 million shares and 2.8 million shares, respectively, and 90,000 and 170,000 weighted average stock units, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Additionally, for the six months ended June 30, 2009, 746,000 shares of weighted average common stock attributable to our convertible subordinated notes were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

4. BALANCE SHEET DETAILS

Accounts receivable consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
ACCOUNTS RECEIVABLE:
Trade	$48,971	$65,091
Other	1,288	1,500

Subtotal	50,259	66,591
Less: Allowance for doubtful accounts	(3,512)	(2,295)

Total	$46,747	$64,296

Bad debt expense totaled $168,000 and $1.2 million for the three and six months ended June 30, 2009, respectively, and $10,000 and $56,000 for the three and six months ended June 30, 2008, respectively.

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

	June 30, 2009	December 31, 2008
INVENTORIES:
Raw materials	$54,437	$51,621
Work-in-progress	19,238	29,177
Finished goods (1)	103,051	113,948

Total	$176,726	$194,746

 (1) Included in finished goods at June 30, 2009 is a newly introduced system at a direct customer site which did not meet our revenue recognition criteria as set forth in Note 1 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

6. GUARANTEES AND WARRANTIES

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, except for standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. See Note 8, “Commitments and Contingencies” for further information regarding our indemnifications. All of these provisions give rise only to the disclosure requirements prescribed by FIN 45 except for product warranties.

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

The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance as of January 1	$19,400	$25,965	$23,565	$24,350

Liabilities accrued for warranties issued, net of adjustments and expirations (1)	(892)	5,783	(1,820)	12,126

Warranty expenditures incurred during the period	(2,723)	(5,338)	(5,960)	(10,066)

Balance as of June 30	$15,785	$26,410	$15,785	$26,410

(1)	The decrease to the warranty provision in the three months and six months ended June 30, 2009 reflects the lower level of warranties required as a result of significantly reduced sales of both light source systems and spare parts as compared to the same time periods in 2008. In addition, this decrease was caused by the lower number of light source systems that were under warranty from period to period.

7. RELATED PARTY TRANSACTIONS

Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH (“Zeiss”). As a result of the formation of our TCZ joint venture and the terms of the joint venture agreement, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. We recorded revenue associated with this related party of $114,000 and $429,000 for the three months ended June 30, 2009 and 2008, respectively, and $318,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, we had an accounts receivable balance of $272,000 and $818,000, respectively, and an accounts payable balance of $3.3 million and $4.1 million, respectively, all of which were associated with transactions with this related party.

8. COMMITMENTS AND CONTINGENCIES

We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of any currently known legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorney’s fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of June 30, 2009, we were not subject to any pending general or intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

Inputs are unobservable for the asset or liability and usually reflect the reporting entity’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The majority of our available-for-sale securities and our foreign currency forward exchange contracts are priced via independent providers. In obtaining such valuation information from third parties, we have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets.

Available-for-Sale Securities The fair values of our available-for-sale securities are determined by a matrix pricing which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio. As a result of the continued crisis in the credit market and the recent deterioration of the U.S.

and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our available-for-sale securities. Based upon the types of holdings which are included in our investment portfolio, we determined that these Level 2 inputs were reflective of fair value for our available-for-sale securities as of June 30, 2009.

Preferred Stock We currently hold preferred stock that was distributed to us when our sole auction rate security was dissolved in April 2009. The preferred stock does not have a readily determinable fair value, accordingly, this preferred stock has been classified as a long-term investment that is carried at cost and assessed for impairment when events or circumstances occur that indicate impairment. The previous auction rate security had a par value of $5.6 million and a fair value of $291,000 at December 31, 2008. In 2009, this auction rate security failed to pay any dividends and we estimated its fair value based on a model using discounted future cash flows of different foreseeable outcomes, weighted by the expected probability of each outcome. The discounted cash flows and the discount rate we used to value the auction rate security were Level 3 inputs in the fair value hierarchy. The preferred stock has a carrying value of $291,000 equivalent to the most recent fair value determination of the auction rate security.

Derivative Instruments  Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled to transact. Level 2 inputs are limited to- quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we made assumptions based on the yield on our convertible notes that we repaid on February 17, 2009. Prior to repaying our convertible notes, the notes were trading at a yield that approximated the B+ Industrial average yield . We do not believe that our credit profile has changed materially since February 2009, so we used the B+ Industrial average yield at June 30, 2009 as a discount rate on our foreign currency exchange contract obligations. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. As a result of the continued crisis in the credit market and the recent deterioration of the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our derivative instruments. Based upon our review of our derivative instruments and the credit worthiness of the parties associated with them, we determined that the Level 2 inputs currently being used were reflective of the fair value of our derivative instruments as of June 30, 2009.

Our financial assets and financial liabilities measured at fair value on a recurring basis which are subject to the disclosure requirements of SFAS No. 157 at June 30, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Cash and cash equivalents	$105,449	$99,845	$5,604	$-
Available-for-sale securities	43,855	-	43,855	-
Foreign currency forward exchange contracts (1)	152	-	152	-

Total assets	$149,456	$99,845	$49,611	$-

Liabilities:

Foreign currency forward exchange contracts (2)	$42	$-	$42	$-

Total liabilities	$42	$-	$42	$-

(1)	Included in prepaid expenses and other assets on the accompanying unaudited condensed consolidated balance sheets

(2)	Included in accrued and other current liabilities on the accompanying unaudited condensed consolidated balance sheets

The following table summarizes the change in the fair value during the period for the auction rate security using Level 3 inputs (in thousands):

Balance at January 1, 2009	$ 291
Transfers in and out of Level 3	(291)
Total realized losses included in earnings
Included in other comprehensive income	-
Purchases, sales, issuances and settlements	-

Balance at June 30, 2009	$-

Non financial assets and liabilities

We apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment losses related to goodwill accounted for pursuant to SFAS No. 142, (2) valuing potential impairment losses related to long-lived assets accounted for pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), and (3) valuing any restructuring liabilities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

SFAS No. 142 requires us to test for goodwill impairment at the reporting unit level. We currently have two separate reporting units, (1) our primary business to design, manufacture and sell excimer light source systems, replacement parts, and support services for use in photolithography systems used in the manufacture of semiconductors and (2) our TCZ joint venture which is currently developing a process tool for use in the manufacture of flat panel displays. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the six months ended June 30, 2009. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

SFAS No. 144 requires us to test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the six months ended June 30, 2009, there have been no triggering events associated with our long lived assets and thus no impairment analysis was conducted during the period.

SFAS No. 146 requires us to record restructuring costs at fair value. During the six months ended June 30, 2009, restructuring expenses of $8.4 million were recognized in connection with reduction in workforce actions that were conducted during the first quarter of 2009. These expenses approximated their fair value as they primarily represent the short term cash payments to be made to the impacted employees. See Note 12, “Restructuring Costs,” for further information on these restructuring costs.

10. SEGMENT OPERATIONS

Our primary business is to design, manufacture and sell excimer light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. We are also a 60% majority-owner of TCZ, which is developing a process tool for use in the manufacture of flat panel displays. These two businesses constitute separate reporting segments per the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”) as they each serve a different customer base, one in the semiconductor capital equipment industry and the other in the flat panel display industry. Information related to our Cymer and TCZ segments is as follows (in thousands):

	Cymer	TCZ	Consolidation Adjustments	Total
REVENUE AND NET INCOME (LOSS)
Three months ended June 30, 2009 (1)
Revenue	$62,433	$-	$-	$62,433

Net income (loss)	$1,605	$(1,143)	$63	$525	(2)

Three months ended June 30, 2008 (1)
Revenue	$123,991	$-	$-	$123,991

Net income (loss)	$15,451	$(1,205)	$87	$14,333	(2)

Six months ended June 30, 2009 (1)
Revenue	$118,932	$-	$-	$118,932

Net income (loss)	$(8,990)	$(2,098)	$126	$(10,962)	(2)

Six months ended June 30, 2008 (1)
Revenue	$247,943	$-	$-	$247,943

Net income (loss)	$29,457	$(2,419)	$187	$27,225	(2)

ASSETS
June 30, 2009
Total assets	$583,870	$14,135	$(1,962)	$596,043

December 31, 2008
Total assets	$761,876	$17,657	$(2,089)	$777,444

(1)	TCZ net loss is presented net of noncontrolling interest.
(2)	Net income (loss) attributable to Cymer, Inc.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations and as a result, are exposed to foreign currency risks associated with our international subsidiary offices, particularly those located in Japan, Korea, the Netherlands and Taiwan. Our foreign currency risk falls into two primary categories.

First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. In this instance we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to mitigate fluctuations in the gross profit margins of these forecasted transactions. Pursuant to SFAS No. 133, designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. In accordance with the provisions of SFAS No. 133, we record changes in the fair value of the effective portion of these hedges in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of revenues in the same period that the related sale is made to the third party. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in cost of revenues in the unaudited condensed consolidated statements of operations.

As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the unaudited condensed consolidated financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited condensed consolidated financial statements do not include such gains or losses.

The second category of foreign currency risk occurs when transactions are recorded in our consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been booked to our financial statements are not designated as hedges under SFAS No. 133 and therefore we record changes in their fair value to other income (expense) in order to mitigate gains and losses on the underlying transactions.

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

At June 30, 2009, we had outstanding forward contracts to buy $16.5 million in exchange for Japanese Yen, $10.5 million in exchange for Korean Won, $5.0 million in exchange for Taiwanese Dollars and to sell $1.5 million in exchange for Euros. The fair value of all of our forward contracts totaled to an asset of $110,100 as of June 30, 2009. The deferred loss, net of tax, for those forward contracts that qualified for hedge accounting treatment was $42,000 for the six months ended June 30, 2009. We expect that this $42,000 of unrealized loss will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transactions occur.

We do not enter into derivative instruments for speculative purposes.

The fair value of derivative instruments in our unaudited condensed consolidated balance sheet was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	June 30, 2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments - Foreign Exchange Contracts

	Prepaid expenses and other assets	$16	Accrued and other current liabilities	$60

Derivatives not Designated as Hedging Instruments - Foreign Exchange Contracts

	Prepaid expenses and other assets	$369	Accrued and other current liabilities	$215

Total Derivatives		$385		$275

The effect of derivative instruments on our unaudited condensed consolidated statement of operations was as follows (in thousands):

	Three months ended June 30, 2009
Derivative in Cash Flow Hedging Relationships	Loss Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of gain reclassified from Accumulated OCI into Income (effective portion)	Gain reclassified from Accumulated OCI into Income (effective portion)	Location of gain recognized in Income on Derivative (ineffective portions and amount excluded from effectiveness testing)	Gain recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
Foreign exchange contracts	$201	Cost of revenues	$160	Cost of revenues (1)	$13

Total	$201		$160		$13

	Six months ended June 30, 2009
Derivative in Cash Flow Hedging Relationships	Gain Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Loss reclassified from Accumulated OCI into Income (effective portion)	Location of gain recognized in Income on Derivative (ineffective portions and amount excluded from effectiveness testing)	Gain recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
Foreign exchange contracts	$184	Cost of revenues	$62	Cost of Revenues (2)	$32

Total	$184		$62		$32

(1)	The amount of gain recorded in income was zero related to the ineffective portion of the hedging relationship and $13,000 related to the amount excluded from the assessment of hedge effectiveness.

(2)	The amount of gain recorded in income was zero related to the ineffective portion of the hedging relationship and $32,000 related to the amount excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in Income on Derivative	Gain (loss) recognized in Income on Derivative
		Three Months Ended	Six Months Ended
		June 30, 2009

Foreign exchange contracts	Foreign currency exchange gain (loss), net	($429)	$345

Total		($429)	$345

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on at least a quarterly basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. Our maximum credit exposure from nonperformance of foreign exchange hedging counterparties was approximately $209,000 as of June 30, 2009.

12. RESTRUCTURING COSTS

In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent, or a total of 230 employees, in response to reduced business levels in the lithography sector of the semiconductor capital equipment market and the impact of the current global economic recession. These reductions in workforce were in addition to the action we took in November 2008. All such reductions only impacted the Cymer reporting segment. As a result of these 2009 reductions in workforce, we recorded charges to restructuring expense of approximately $8.4 million for the three months ended March 31, 2009 primarily associated with severance charges. Of this $8.4 million which was incurred in the first quarter of 2009, $3.6 million was paid prior to March 31, 2009, and the majority of the remaining $4.8 million balance was paid during the three months ended June 30, 2009. In connection with the 2009 reductions in workforce, we reduced the annual salaries of certain of our executive officers by 15 percent and reduced our cash compensation to our directors by 15 percent. We took additional cost reduction actions in early 2009 including reducing employee salaries, certain employee benefits and various other operating and capital expenditures. Salary reductions for employees and executive officers have since been restored based on approvals received by the compensation committee of our Board of Directors.

The activity for the six months ended June 30, 2009 related to our restructuring charges and accrual is summarized below (in thousands):

Balance at December 31, 2008 (1)	$ 484
Restructuring Costs	8,407
Payments	(8,670)

Balance at June 30, 2009	$221

(1)	The balance of $484,000 represents severance costs related to our November 2008 reduction in workforce, of which $475,000 was paid during the first quarter of 2009.

13. SUBSEQUENT EVENTS

In accordance with SFAS No. 165, we have evaluated any events or transactions occurring after June 30, 2009, the balance sheet date, through August 5, 2009, the date that our unaudited condensed consolidated financial statements were issued, and noted that there have been no such events or transactions which would impact our unaudited condensed consolidated financial statements for the three month or six month periods ended June 30, 2009.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities Exchange Commission on February 27, 2009.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected domestic and international product sales and development; our planned research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by the three lithography tool manufacturers, and we provide installed base products to support chipmakers that use these light sources in the production of advanced wafer patterning applications. We currently supply deep ultraviolet (“DUV”) light sources to each of the lithography tool manufacturers, ASML, Nikon, and to a lesser extent, Canon who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell installed base products, which include replacement parts, various service and support offerings and upgrades to lithography tool manufacturers as well as directly to chipmakers. We provide worldwide service and support through certified field service engineers, and we have replacement parts depots located close to many of our customers throughout the world. Our light source systems currently constitute many of the excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of lithography light sources, many of the consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and installed base products. The TCZ segment is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of organic light emitting diode (“OLED”) flat panel displays. No sales or revenues have been earned or recorded to date for our TCZ segment. Additional information regarding our reporting segment is contained in Note 10, “Segment Operations” to our condensed consolidated financial statements and this Item 2 under Results of Operations.

Since we derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. The semiconductor equipment industry historically has experienced periodic ups and downs, some of them more pronounced than others. In the second half of 2008, global economic conditions deteriorated which negatively affected consumer spending on electronics and, as a result, the downturn in the semiconductor industry worsened significantly. We continued to see this trend throughout the first quarter of 2009, with some improvement in the second quarter of 2009.

Business and Economic Highlights

In late 2008 and during the first quarter of 2009 we took actions to lower our cost structure as demand for new light sources declined sharply and demand for installed base products slowed. These actions enabled Cymer to approach break-even operating performance and deliver positive cash from operations in the second quarter of 2009.

In the second quarter of 2009 we achieved several significant milestones that we believe better position Cymer for market leadership and future growth as follows:

•

In April 2009, we shipped the industry’s first field-selectable 60W to 90W immersion light source. This XLR600ix was recently installed at a large Asian chipmaker. We believe that all of the immersion double patterning light source selections for the first half of 2009 have been awarded to us. We believe that our XLR platform and the XLR600ix position us to maintain our leading ArF immersion market share throughout 2009.

•

We installed ten light sources, seven of which were ArF immersion, at chipmaker locations during the second quarter of 2009. We estimate that our immersion unit installed market share for the first half of 2009 was approximately 80% and our immersion unit shipped market share was approximately 90%. We believe that for the foreseeable future ArF immersion technology will continue to command the majority of lithography investment, and that our XLR platform, led by the XLR600ix, is well positioned to support chipmaker investment in 45nm and below technology.

•

In the second quarter of 2009, gross pulse utilization increased over the first quarter 2009 level. The month over month increase in April, May and June 2009 were 14%, 8%, and 3%, respectively. In the second quarter 2009, the aggregate gross pulse utilization increased approximately 35% over the aggregate gross pulse utilization for the first quarter 2009, reflecting positive gains in all three sectors, led by the foundry, followed by logic, and then memory. We estimate that the gross pulses for June 2009 were about 78% of our June 2008 gross pulse value, which was our peak for the last two years. In addition, ArF immersion pulses, which have higher value, continued to increase as a percentage of the total. Although the monthly rate of increase in gross pulses slowed in June, we anticipate that pulse utilization will continue to increase at a modest rate in the third quarter of 2009.

•

In the second quarter of 2009, we supported chipmakers’ increased utilization with our installed base products, and we continued to make significant inroads with OnPulse. Second quarter 2009 installed base products revenue increased significantly from the first quarter of 2009. The increase in revenue was driven by higher pulse utilization and a catch up in deferred maintenance of idled tools that came back on-line.

•

We continued to make significant progress on our extreme ultraviolet (“EUV”) source development and commercialization. In the second quarter of 2009 we shipped the world’s first laser produced plasma EUV lithography source to ASML and we announced a new milestone in EUV source performance. This source is currently being installed at ASML’s headquarters where it will support integration and testing of next generation EUV lithography scanners. We anticipate that our future revenues will include sales of our EUV lithography source systems and associated installed base products. Additionally, we had announced that we achieved an EUV source performance milestone of 75 watts (“W”) of EUV lithography exposure power. The next critical milestone will be to demonstrate 100W of exposure power.

•

In July 2009, TCZ announced that it had received its first order from a large Korean flat panel display manufacturer for the TCZ-900A, a production tool for flat panel display fabrication. TCZ has been working on the development and commercialization of a thin film crystallization tool for the OLED display industry. This tool is slated to be placed directly into a panel manufacturing production line. TCZ is in the process of shipping and installing the tool. TCZ will be working closely with the manufacturer to confirm what TCZ believes will be a high level of panel processing performance. Current industry forecasts project the OLED market to become material in late 2011 or 2012 as consumer products adopt this exciting new display technology.

As we look to the second half of 2009, we believe the company is well positioned to continue to serve our customers, while delivering increased operating profitability which will enable us to continue to invest in the future growth of the company.

Critical Accounting Policies and Estimates

General

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency fluctuations and declines in consumer spending have combined to increase uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

We believe that revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements than do other of our accounting estimates and judgments.

Revenue Recognition

Our revenues consist of product sales, which primarily include sales of light source systems and installed base products which consist of replacement parts and, to a lesser extent, training, service, upgrades, and refurbishments of our light source systems. Our future revenues will also include sales of our EUV lithography source systems and associated installed base products.

DUV Light Source Products

The sales of our light source systems generally include training and installation services. We determined that these elements qualify as one unit of accounting under Emerging Issues Task Force Bulletin No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. For the installation element, we determined it to be a perfunctory performance obligation due to the following: 1) installation of our light source systems is provided primarily as a courtesy to our customers and not as a requirement of the light source system sale, 2) our customers have the capability to perform the installation of the light source systems themselves, 3) we have adequate history performing such light source system installations that we can accurately estimate the installation costs and 4) our cost to perform a light source system installation is less than 1% of the sales price of the light source system and the installation takes a minimal number of hours to perform. In addition, the training services are considered to be perfunctory as they are only provided as a courtesy to our customers and are not a requirement of the light source system sales. Therefore, in accordance with the provisions of Staff Accounting Bulletin No. 104, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer: 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, for certain light source system arrangements that include an acceptance provision, we recognize revenue upon receipt of the acceptance certificate issued by our customers. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

On a very limited basis, certain of our product sales include additional elements, such as future product upgrades. For these transactions, we allocate consideration to the multiple elements based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement’s consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21. Our sales arrangements do not include general rights of return.

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

EUV Light Source Products

The sale of our initial EUV lithography source systems include on-site support services and On-Pulse coverage, to be delivered over discrete service periods. We believe that these elements will qualify as separate units of accounting under EITF 00-21, but we are currently in the process of analyzing the data that we have to support the fair value for the undelivered service elements. Our current EUV lithography source systems arrangements include acceptance provisions and such provisions will be satisfied by the issuance of an acceptance certificate by the customer. To date, we have shipped one EUV prototype system but have not yet recognized revenue as the acceptance certificate has not been received from the customer.

Deferred Revenue

Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements as described above.

Inventory Valuation

Our inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or estimated market value, which is defined as the lower of the current replacement cost or net realizable value as defined by Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, if the market value is less than cost. We evaluate the need to record adjustments of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, replacement parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we do not have expected usage based on our forecasted demand is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying condensed consolidated balance sheets for such amounts owed.

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

Based upon our experience, we believe that the estimates we use to calculate the value of our inventories are reasonable and properly reflect the risk of excess and obsolete inventory. If actual demand or the usage periods for our inventory are substantially different from our estimates, such differences may have a material adverse effect on our financial condition and results of operations. During adverse economic conditions, such as those that existed in the second half of 2008 and have existed to date in 2009, it is difficult to estimate the future demand for our products. As a result, the likelihood that the usage period for our inventory will substantially differ from our estimates is increased. In order to minimize this risk, we use the most current demand plan information available to us so that the calculations for our excess inventory reflect the current state of the economy and our business.

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

Warranty Obligations

We maintain an accrual for the estimated cost of product warranties associated with our product sales. Warranty costs include replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of revenues in our consolidated statements of operations. The warranty coverage period and terms for light source systems and replacement parts varies by light source system model. The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product’s life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

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

Stock-Based Compensation

We apply the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires companies to estimate the fair value of stock-based compensation awards on the date of grant using an option-pricing model and amortize the resulting expense over the requisite service period of the award, which is generally the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock options that we grant under our equity incentive plans. In order to determine the fair value of stock option grants under the Black-Scholes option pricing model, we must use subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. SFAS No. 123R also requires that a forfeiture rate be estimated and included in the calculation of stock-based compensation expense at the time that the stock option or other stock awards such as our restricted stock unit awards are granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates.

We use a combination of historical and implied volatility (“blended volatility”) to determine the expected stock volatility that we include in the Black-Scholes option pricing model to value our stock options. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility is derived based on six-month traded options of our common stock. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. We estimate forfeiture rates based on the historical activity for our company which we believe are indicative of future forfeiture rates.

If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record under SFAS No. 123R may differ significantly in the future from what we have recorded in the current period and could materially impact our financial condition and operating results. Our key assumptions such as volatility and the forfeiture rate can be materially impacted during adverse economic conditions such as those we experienced in the second half of 2008 and have continued to experience in the first half of 2009.

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

We also grant performance restricted stock units (“PRSUs”) to our executive officers and certain key employees under our Long-Term Incentive Program which became effective on January 1, 2008. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified group of peer companies over a three-year performance period and eligible individual’s management by objectives (“MBO”) achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. During each quarter over the three-year performance period, we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income as a percentage of revenue) as compared to the specified peer group companies as defined by the plan over the three year period and 2) the expected average percentage achievement of each participant’s individual management by objective goals over the three year period. The results of these two estimates are used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each reporting period, we reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our financial condition and operating results.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large photo lithography tool manufacturers or semiconductor manufacturers located throughout the world. In order to monitor potential credit losses, we perform periodic credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. We review the allowance for doubtful accounts on a quarterly basis to assess the adequacy of the allowance. We take into consideration the following when making this assessment;

•	Our customer’s payment history and how current they are on paying their outstanding receivables balance;

•	Our history of successfully collecting on past due or aged receivables if such exists for our customers;

•	Our customer’s current financial condition and any circumstances of which we are aware that would impact our customer’s ability to meet its financial obligations; and

•	Our judgments as to prevailing economic conditions in the industry and world economy and their impact on our customers.

If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us or the judgments used by us to determine a customer’s allowance prove to be incorrect or inaccurate, we may need to record additional allowances. When global economic conditions are adverse or the global economy is in a recession, as it was in 2008 and continues to be in 2009, the likelihood that our customers will be unable to meet their financial obligations to us increases and it becomes more difficult and requires more judgment to determine the additional accounts receivable allowances required. In addition, due to the fact that our products are fairly expensive and we deal with a limited customer base, the trade receivable balance owed by any one customer can be significant. As a result, if our judgment of the financial condition of our customers, even a single customer, proves to be incorrect, we would have to record additional and potentially significant allowances and bad debt expense which would have a material impact on our business, financial condition and results of operations.

Long-Lived Assets Valuation

Included in our long-lived assets are property, plant and equipment and definite lived intangible assets. We account for the valuation and disposal of our long-lived assets in accordance with the provisions of SFAS No. 144. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows (undiscounted and without interest) expected to be generated by the asset. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If such assets are considered to be not recoverable (i.e. the carrying amount is greater than the undiscounted cash flows), the impairment is measured and recorded based upon the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Significant judgments and estimates by management are required to project cash flows and, if required, estimate the fair value of the impaired long-lived assets. The estimated future cash flows are based upon, among other things, our strategic plans with regard to our business and operations, assumptions about expected future operating performance, and the interpretation of current and future economic indicators. During time periods when the global economy is in a downturn or recession, such as it was in 2008 and in which it remains thus far in 2009, it is very difficult to estimate future cash flows as it requires management at the company to make judgments on when and how quickly the economy and the company’s business will recover. To the extent that the judgments used by us to calculate our future cash flows prove to be inaccurate or there are significant changes in market conditions, the overall condition of the global economy or our strategic plans change, it is possible that our conclusions regarding long-lived asset impairment could change. This could result in significant impairment charges which would have a material adverse effect on our business, financial position and results of operations.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires deferred tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover the majority of our deferred tax assets, with the exception of TCZ USA’s deferred assets which are fully provided for. If in the future we determine that a change has occurred which will not allow this recovery, we will record a valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	99.8%	99.6%	99.7%	99.5%
Product sales - related party	0.2	0.4	0.3	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	61.4	51.1	61.6	51.4

Gross profit	38.6	48.9	38.4	48.6

Operating expenses:
Research and development	22.9	19.5	27.5	18.9
Sales and marketing	6.3	4.6	6.6	5.1
General and administrative	10.3	6.9	11.5	7.7
Restructuring	-	-	7.1	-

Total operating expenses	39.5	31.0	52.7	31.7

Operating income (loss)	(0.9)	17.9	(14.3)	16.9
Total other income (expense) - net	1.3	(1.6)	(1.1)	(1.0)

Income (loss) before income tax provision (benefit)	0.4	16.3	(15.4)	15.9
Income tax provision (benefit)	0.7	5.4	(5.1)	5.6

Net income (loss)	(0.3)	10.9	(10.3)	10.3

Net loss attributable to noncontrolling interest	1.2	0.6	0.6	0.6

Net income (loss) attributable to Cymer, Inc.	0.9	11.5	(9.7)	10.9

We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including photolithography light sources and installed base product sales. The TCZ segment is targeting the growing market for LTPS processing used in the manufacture of flat panel displays. No sales or revenues were earned or recorded for the six months ended June 30, 2009 and 2008 for the TCZ segment. As a result, no cost of revenue was recorded for these same periods. The discussion which follows for operating expenses and other income and expenses includes our consolidated expenses and identifies expenses associated with the TCZ segment for the three and six months ended June 30, 2009 and 2008. Additional information regarding our reporting segments is contained in Note 10, “Segment Operations,” to our unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2009 and 2008

Revenues.  The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.” The following table summarizes the components of our revenue (in thousands, except units sold and percentage change):

	For the three months ended June 30,		2009 vs. 2008
	2009	2008	Increase (Decrease)	% Change
Light source systems:
Revenue	$8,375	$41,651	($33,276)	-80%

Units sold	4	29	(25)	-86%

Average selling price (1)	$1,990	$1,419	571	40%

Installed base product sales	$ 54,058	$82,340	$ (28,282)	-34%

Total revenue	$62,433	$123,991	$ (61,558)	-50%

(1)        For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue decreased 50% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to an 80% decline in light source system revenues and a 34% decrease in installed base product sales from period to period. The decrease in light source revenues was primarily due to the lower number of light source systems that we sold as a result of the decline in lithography demand and the impact of the current global economic recession. A total of 4 light source systems were sold at an average selling price of approximately $2.0 million in the three months ended June 30, 2009 compared to 29 light sources systems at an average selling price of approximately $1.4 million in the three months ended June 30, 2008. The average selling price of our light source systems increased 40% period over period due to a higher concentration of sales of our most advanced ArF light sources for high volume immersion production applications, primarily our XLR series of light source systems. Our installed base product revenue declined from period to period due to a decline in pulse utilizations of our light source systems. However, pulse utilization of our light sources started to increase in the second quarter of 2009 as compared to the first quarter of 2009. There were no sales recorded or revenues earned associated with our TCZ segment for the three months ended June 30, 2009 or 2008. We expect our revenue to increase in the third quarter of 2009 as compared to the second quarter of 2009.

Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to a customer within the following twelve months. In addition, our DUV backlog does not include services which will be provided to our customers in the future or under service contracts. For the period ended June 30, 2009, our DUV backlog totaled $34.5 million and total DUV bookings were $71.4 million which yielded a DUV book-to-bill ratio of 1.14 compared to the period ended June 30, 2008, where our DUV backlog totaled $50.2 million and total DUV bookings were $97.4 million which yielded a DUV book-to-bill ratio of 0.79. The decline in backlog and bookings period over period primarily reflects the downturn in the semiconductor capital equipment industry and the current global economic recession.

We installed 10 light sources at chipmakers and other end-users for the three months ended June 30, 2009 as compared to 33 light sources installed during the three months ended June 30, 2008.

Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and Europe and, to a lesser extent, other Asian countries. Approximately 81% and 86% of our sales for the three months ended June 30, 2009 and 2008, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 23% and 26% of total revenues for the three months ended June 30, 2009 and 2008, respectively. The activities of Cymer Japan include sales and service of light source and installed base products purchased by Cymer Japan from our corporate office. We anticipate that international sales will continue to account for a significant portion of our sales.

Cost of Revenues.  Cost of revenues includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of revenues also includes foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of revenues. We do not charge our customers for shipping fees. The cost of revenues decreased 39.5% to $38.3 million for the three months ended June 30, 2009 from $63.4 million for the three months ended June 30, 2008. This decrease was primarily due to lower costs associated with our reduced light source system sales and decreased installed base product revenue from period to period. In addition, warranty expenses were lower for the three months ended June 30, 2009 as compared to the same period in 2008 due primarily to reduced sales of both light source systems and spare parts. These decreases in costs of revenue were partially offset by a $2.1 million idle capacity charge associated with unabsorbed manufacturing costs which resulted primarily from the overall decline in light source demand and reduced production levels in the three months ended June 30, 2009. There was no cost of revenues associated with the TCZ segment for the three months ended June 30, 2009 or 2008.

Gross profit decreased to $24.1 million with a 38.6% gross margin for the three months ended June 30, 2009 from $60.6 million with a 48.9% gross margin for the three months ended June 30, 2008. The decline from period to period was primarily due to the larger percentage of sales attributable to our installed base product sales which generates lower margins than our light source systems. In addition, gross margin was also impacted in the second quarter of 2009 by initial parts replacement costs associated with light sources covered under OnPulse as well as idle capacity charges associated with unabsorbed manufacturing costs. We anticipate that gross margin will increase in the third quarter of 2009 due to product mix and lower OnPulse costs and reduced idle capacity charges.

Research and Development.  Research and development expenses include costs of continuing product development projects and support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 40.9% to $14.3 million for the three months ended June 30, 2009 from $24.2 million for the three months ended June 30, 2008. These decreases in research and development expenses reflect the impact of the cost reduction actions we conducted in the fourth quarter of 2008 and continued into 2009 which resulted in lower employee compensation and benefit costs as well as adjusted spending on our DUV product portfolio. Although we have reduced our spending in response to the industry downturn and current global economic recession, we continue to maintain our strategic investment in EUV source development and in TCZ for our low-temperature poly-silicon product development. As a percentage of total revenues, research and development expenses increased to 22.9% for the three months ended June 30, 2009 from 19.5% for the three months ended June 30, 2008. We anticipate that research and development expenses will be slightly higher in the third quarter of 2009 as compared to the second quarter of 2009.

Research and development expenses for the TCZ segment associated with their LTPS product development efforts decreased 23.1% to $1.0 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008 due primarily to a reduction in depreciation expense associated with certain demonstration equipment that was fully depreciated in the second half of 2008.

Sales and Marketing.  Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 30.5% to $3.9 million for the three months ended June 30, 2009 from $5.7 million for the three months ended June 30, 2008. The decrease in sales and marketing expenses from period to period primarily reflects a decline of $2.1 million in employee compensation and benefit costs, travel and entertainment, outside services, professional services and facilities expenses as a result of the cost reduction actions we conducted in the fourth quarter of 2008 and continued in 2009. As a percentage of total revenues, sales and marketing expenses increased to 6.3% for the three months ended June 30, 2009 compared to 4.6% for the three months ended June 30, 2008. We anticipate that sales and marketing expenses will be slightly higher in the third quarter of 2009 as compared to the second 2009 levels.

Sales and marketing expenses associated with the TCZ segment increased 34.3% to $454,000 for the three months ended June 30, 2009 from $338,000 for the three months ended June 30, 2008 due primarily to increases in employee compensation and benefit costs, consulting fees and employee support and travel expenses.

General and Administrative.  General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs. General and administrative expenses decreased 24.6% to $6.4 million for the three months ended June 30, 2009 from $8.5 million for the three months ended June 30, 2008. The decrease period to period primarily reflects a decline of $2.5 million in employee compensation and benefit costs, outside services and professional fees, travel and entertainment expenses and facilities costs as a result of the cost reduction actions we implemented in the fourth quarter of 2008 and continued in 2009. In addition these decreases were partially offset by a $158,000 increase in bad debt expense. As a percentage of total revenues, general and administrative expenses increased to 10.3% for the three months ended June 30, 2009 compared to 6.9% for the three months ended June 30, 2008. We anticipate that general and administrative expenses will be slightly higher in the third quarter of 2009 as compared to the second quarter 2009 levels.

General and administrative expenses associated with the TCZ decreased 17.6% to $257,000 for the three months ended June 30, 2009 from $312,000 for the three months ended June 30, 2008 due primarily to a decrease in travel and entertainment expenses and accounting fees.

Restructuring.  There were no restructuring expenses recorded for the Cymer segment or the TCZ segment for the three months ended June 30, 2009 or 2008.

Total Other Income (Expense)—Net.  Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes that were outstanding until February 2009, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income, net totaled $783,000 for the three months ended June 30, 2009 compared to other expense, net of $2.0 million for the three months ended June 30, 2008.

The change from other expense, net to other income, net from period to period was primarily due to foreign currency exchange gains of $455,000, recorded during the three months ended June 30, 2009, as compared to foreign currency exchange losses of $1.8 million recorded during the three months ended June 30, 2008. This change from foreign currency exchange losses to gains from period to period reflects a strengthening of the Korean Won against the U.S. Dollar during the three months ended June 30, 2009 compared to a weakening of the Japanese Yen and the Korean Won against the U.S. Dollar during the three months ended June 30, 2008. We started hedging the Korean Won and other currencies in February 2009 in order to mitigate the impacts of such volatility and these hedging activities contributed to the lower overall level of foreign currency exchange gains and losses that we recorded in the second quarter of 2009. We expect that foreign currency exchange gains and losses will continue to be lower in the future as a result of this hedging program.

The change from other expense, net to other income, net also reflects a decrease in interest expense of $1.4 million from period to period as a result of the repayment of our convertible subordinated notes in February 2009. In addition, we recorded a $1.0 million write-down of our then auction rate security in the three months ended June 30, 2008. We did not record any such impairment expense for this auction rate security in the three months ended June 30, 2009. This security has since been dissolved and converted to preferred stock. It is currently included in our investment portfolio and has a carrying value of $291,000. These positive impacts on other income, net for the three months ended June 30, 2009, were partially offset by a decrease in interest income of $1.9 million from period to period as a result of lower overall cash and investment balances and lower interest rate yields.

Other expense, net associated with the TCZ segment totaled $137,000 for the three months ended June 30, 2009 compared to other income, net of $12,000 for the three months ended June 30, 2008. This change primarily reflects higher foreign currency exchange losses recorded associated with Euro denominated liabilities during the three months ended June 30, 2009.

Income Tax Provision (Benefit).  The tax provision of $452,000 and $6.7 million for the three months ended June 30, 2009 and 2008, respectively, reflects a tax rate for the quarter of 186% and 33.1%, respectively. Due to the current economic climate, forecasting for 2009 is subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, we calculated our quarterly provision using the year to date actual results for the six months ended June 30, 2009, and the tax provision for the second quarter of 2009 reflects the difference between the tax provision for the six months of 2009 and that of the first quarter of 2009.  The tax expense for the three months ended June 30, 2009 reflects the quarterly expense recorded in order to adjust the 2009 year to date tax benefit to a 33% rate from the 35% rate recorded as of March 31, 2009. The decrease in rate is primarily due to the impact of the lower research and development expenses resulting in a lower research and development tax credit and an increase in foreign losses with no tax benefit during the second quarter of 2009 on our pre-tax book loss.

Six Months Ended June 30, 2009 and 2008

Revenues.  The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the six months ended June 30,		2009 vs. 2008
	2009	2008	Increase (Decrease)	% Change
Light source systems:
Revenue	$23,955	$86,348	($62,393)	-72%

Units sold	13	60	(47)	-78%

Average selling price (1)	$1,776	$1,440	336	23%

Installed base product sales	$94,977	$161,366	(66,389)	-41%

Other revenue	-	$229	($229)	-100%

Total revenue	$118,932	$247,943	$ (129,011)	-52%

(1)        For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue decreased 52% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a 72% decline in light source system revenues and a 41% decrease in installed base product sales period to period. The decrease in light source revenues was primarily due to the lower number of light source systems that we sold as a result of the decline in lithography demand and the impact of the current global economic recession. A total of 13 light source systems were sold at an average selling price of $1.8 million in the six months ended June 30, 2009 compared to 60 light sources systems at an average selling price of $1.4 million in the six months ended June 30, 2008. The average selling price of our light source systems increased 23% period over period due to a higher concentration of sales of our most advanced ArF light sources for high volume immersion production applications which include our XLR series light source systems. Although our installed base product revenue declined from period to period due to a decline in pulse utilizations of our light source systems, it did not decline as significantly as did our light source system sales. There were no sales recorded or revenues earned associated with our TCZ segment for the six months ended June 30, 2009 or 2008.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchases installed base products from us, amounted to 8%, 23% and 14%, respectively, of total revenue for the six months ended June 30, 2009, and 25%, 18% and 9%, respectively, of total revenue for the six months ended June 30, 2008. Sales of our installed base products sales accounted for 80% of total revenue for the six months ended June 30, 2009 and 65% of total revenue for the six months ended June 30, 2008. This increase from period to period is primarily due to the significantly reduced levels of light source system sales relative to total sales for the six months ended June 30, 2009 as compared to the same period in 2008.

Approximately 82% and 85% of our sales for the six months ended June 30, 2009 and 2008, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 23% and 29% of total revenues for the six months ended June 30, 2009 and 2008, respectively.

Cost of Revenues.  The cost of revenues decreased 42.5% to $73.3 million for the six months ended June 30, 2009 from $127.4 million for the six months ended June 30, 2008. This decrease was primarily due to lower costs associated with our reduced light source system sales, lower installed base product revenue and lower warranty expenses period over period. These decreases in costs of revenue were partially offset by a $5.4 million idle capacity charge associated with unabsorbed manufacturing costs which resulted primarily from the overall decline in light source demand and reduced production levels in the six months ended June 30, 2009. There was no cost of revenues associated with the TCZ segment for the six months ended June 30, 2009 or 2008.

Gross profit decreased to $45.7 million with a 38.4% gross margin for the six months ended June 30, 2009 from $120.5 million with a 48.6% gross margin for the six months ended June 30, 2008. The decline from period to period was primarily due to the larger percentage of sales attributable to our installed base product sales which generates lower margins than our light source systems. In addition, gross margin was also impacted in the first six months of 2009 by initial parts replacements for light sources covered under OnPulse contracts and idle capacity charges associated with unabsorbed manufacturing costs.

Research and Development.  Research and development expenses decreased 30.3% to $32.7 million for the six months ended June 30, 2009 from $46.9 million for the six months ended June 30, 2008 primarily due to the reductions in our workforce and cost reduction actions which we conducted in the fourth quarter of 2008 and continued in the first half of 2009. These activities resulted in lower employee compensation and benefit costs, reduced variable compensation costs, decreased travel and entertainment expenses and adjustments to spending on our DUV product portfolio. We continue to maintain our strategic investment in EUV source development and also in TCZ for our LTPS product development. As a percentage of total revenues, research and development expenses increased to 27.5% for the six months ended June 30, 2009 from 19.0% for the six months ended June 30, 2008.

Research and development expenses for the TCZ segment associated with their LTPS product development efforts decreased 25.9% to $2.0 million for the six months ended June 30, 2009 from $2.7 million for the six months ended June 30, 2008 due primarily to a reduction in depreciation expense associated with certain demonstration equipment that was fully depreciated in the second half of 2008.

Sales and Marketing.  Sales and marketing expenses decreased 36.8% to $7.9 million for the six months ended June 30, 2009 from $12.5 million for the six months ended June 30, 2008. This decrease from period to period primarily reflects a decline of $4.1 million in employee compensation and benefit costs, travel and entertainment, professional fees and facilities expenses as a result of the reductions in workforce and cost reduction actions we conducted in the fourth quarter of 2008 and continued in the first half of 2009. As a percentage of total revenues, sales and marketing expenses increased to 6.7% for the six months ended June 30, 2009 compared to 5.1% for the six months ended June 30, 2008.

Sales and marketing expenses associated with the TCZ segment increased 40.0% to $917,000 for the six months ended June 30, 2009 from $655,000 for the six months ended June 30, 2008 due primarily to increases in consulting expenses and employee compensation and benefits expenses.

General and Administrative.  General and administrative expenses decreased 28.4% to $13.7 million for the six months ended June 30, 2009 from $19.1 million for the six months ended June 30, 2008. The decline period over period primarily reflects a decline of $6.6 million in employee compensation and benefit costs, variable compensation costs, professional fees, travel and entertainment, and facilities related expenses as a result of the reductions in our worldwide workforce and cost reduction actions which we implemented in the fourth quarter of 2008 and continued in the first half of 2009. These decreases in general and administrative expenses were partially offset by a $1.2 million increase in bad debt expense from period to period as a result of certain of our customers that we identified as being at risk as a result of the downturn in the semiconductor industry and the current global economic recession. As a percentage of total revenues, general and administrative expenses increased to 11.5% for the six months ended June 30, 2009 compared to 7.7% for the six months ended June 30, 2008.

General and administrative expenses associated with the TCZ segment decreased 24.5% to $496,000 for the six months ended June 30, 2009 from $657,000 for the six months ended June 30, 2008 due primarily to a decrease in accounting fees and travel and entertainment related expenses.

Restructuring.  In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, in response to the decreased demand in the lithography sector of the semiconductor capital equipment market. These reductions in workforce impacted employees in our Cymer reporting segment. As a result of the reductions in our workforce, we recorded charges to restructuring expense of approximately $8.4 million for the six months ended June 30, 2009 primarily associated with severance charges. We did not have any such restructuring expenses for the six months ended June 30, 2008. As a percentage of total revenues, restructuring expenses were 7.1% for the six months ended June 30, 2009.

There were no restructuring expenses associated with our TCZ segment for the six months ended June 30, 2009 or 2008.

Total Other Income (Expense)—Net.  Other expense, net decreased to $1.3 million for the six months ended June 30, 2009 from $2.5 million for the six months ended June 30, 2008, primarily due to a $4.8 million write-down of our then auction rate security which negatively impacted other expense, net for the first half of 2008. Based on the crisis in the credit market in 2008 and the continued downgrading of this auction rate security in 2008, our evaluation of its fair value at June 30, 2008 resulted in an other-than-temporary impairment totaling $4.8 million. We did not record any impairment expense associated with this auction rate security in the six months ended June 30, 2009. This security has since been dissolved and converted to preferred stock. It is currently included in our investment portfolio and has a carrying value of $291,000. In addition, interest expense decreased $2.4 million from period to period as a result of us repaying of our convertible subordinated notes in February 2009.

These decreases in other expense, net were partially offset by a reduction in interest income of $4.7 million from period to period as a result of lower overall cash and investment balances and lower interest rate yields. In addition, we recorded foreign currency exchange losses of $1.5 million during the six months ended June 30, 2009 as compared to $69,000 during the six months ended June 30, 2008. This increase in foreign currency exchange losses from period to period was primarily due to the volatility of the foreign currencies in which our subsidiary offices conduct business as measured against the U.S. Dollar. The foreign currency exchange loss for the six months ended June 30, 2009 was attributable to the volatility of the Korean Won against the U.S. Dollar, whereas the foreign currency exchange loss of $69,000 for the six months ended June 30, 2008 was attributable to the strengthening of the Japanese Yen, Euro and the Taiwanese Dollar against the U.S. Dollar. These were all offset by a weakening of the Korean Won against the U.S. Dollar during the same period in 2008.

Total other income (loss), net associated with the TCZ segment reflects net other expense of $23,000 for the six months ended June 30, 2009 compared to net other income of $32,000 for the six months ended June 30, 2008. This change primarily reflects lower interest income recorded for the six months ended June 30, 2009 compared to the same period in 2008.

Income Tax Provision (Benefit).  The tax benefit of $6.1 million and the tax provision of $13.8 million for the six months ended June 30, 2009 and 2008, respectively, reflects a tax benefit for the year of 33% and a tax provision of 37%, respectively. Due to the current economic climate, forecasting for 2009 is subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, we calculated our provision using the actual results for the six months ended June 30, 2009. The tax benefit recognized during the six months ended June 30, 2009 is primarily due to the net loss incurred for the first six months of 2009. The tax expense is at a higher rate for the six months ended June 30, 2008 than the tax benefit in the same period for 2009 primarily due to the fact that there was no tax benefit from the federal research and development credit which was expired during the first half of 2008 but was subsequently reinstated during the fourth quarter of 2008. Therefore, the six months ended June 30, 2009 rate reflects the federal research and development credits while the six months ended June 30, 2008 rate does not.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from cash generated from operations, the proceeds from note offerings, and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. At June 30, 2009, we had $105.4 million in cash and cash equivalents, $43.9 million in short-term investments, $291,000 in long-term investments, and $378.0 million in working capital. The decrease in cash and cash equivalents from December 31, 2008 to June 30, 2009 was primarily due to cash used in the first quarter of 2009 to repay our convertible subordinated notes and accrued interest which totaled to $143.2 million.

Operating Activities.  Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2009 compared to net cash used in operating activities of $22.0 million for the six months ended June 30, 2008. Net cash provided by operating activities for the six months ended June 30, 2009 primarily reflects decreases in inventory and accounts receivable and the effect of non-cash charges including depreciation and amortization, stock-based compensation and bad debt expense. These sources of cash were somewhat offset by the net loss for the period, decreases in accrued expenses and other liabilities, accounts payable and changes in the balances of income taxes payable and receivable during the six months ended June 30, 2009. The decrease in inventory is due primarily to decreases in our spare parts inventory and work-in-progress inventory during the six months ended June 30, 2009 as we focused on managing and optimizing our inventory levels. The decrease in accounts receivable was due to lower sales and ongoing collection efforts, and the changes in the income tax accounts were primarily due to the tax benefit recorded for the first six months of 2009 and tax payments that were made during the period. The decrease in accrued expenses and other liabilities primarily reflects the decrease in our warranty provision as a result of reduced sales and a lower number of light source systems that are currently under warranty and also payments we made during the period associated with our restructuring activities that took place in the first quarter of 2009.

Net cash used in operating activities for the six months ended June 30, 2008 primarily reflects significant increases in inventory, decreases in accrued expenses and other liabilities, and changes in the balances of income taxes payable and receivable during the period. This use of cash was partially offset by net income and a decrease in accounts receivable during the period. The increase in inventory was due primarily to increases in our field spare parts inventory to support the increased utilization of our light sources in the first half of 2008, to provide for faster spare parts availability to support XLR installations and to support our OnPulse agreements. The increase in inventory also reflects EUV work in process inventory in support of planned production demand. The change in the income tax accounts primarily reflects tax payments made during the period. The decrease in accounts receivable was primarily due to ongoing collection efforts during the period.

Investing Activities.  Net cash used in investing activities was $7.9 million and $39.1 for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities for the six months ended June 30, 2009 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period. As a result of our cost reduction efforts in 2009, our capital expenditures were reduced to approximately $4.1 million for the first six months of 2009. A portion of the proceeds from matured investments were used to redeem our convertible subordinated notes in February 2009.

Net cash used in investing activities for the six months ended June 30, 2008 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $15.0 million of property and equipment, the majority of which related to building improvement costs during the period associated with our EUV research, development and productization efforts.

Financing Activities.  Net cash used in financing activities was $139.3 million and $13.5 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in financing activities for the six months ended June 30, 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinate notes that matured on February 15, 2009. This payment was partially offset by proceeds from the exercise of employee stock options totaling $1.4 million and excess tax benefits from stock option exercises of $42,000.

Net cash used in financing activities for the six months ended June 30, 2008 reflects the purchase of shares of our common stock totaling $14.6 million and excess tax benefits from stock option exercises during the period totaling $35,000. These were partially offset by proceeds received from the exercise of employee stock options during the period of $1.1 million

Effect of Exchange Rate Changes.  Most of our foreign subsidiary offices operate in currencies other than the U.S. Dollar and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiary offices operate have experienced increased volatility since 2008 and that increased volatility has continued into 2009. The exchange rate related reduction in cash and cash equivalents of $2.0 million for the six months ended June 30, 2009 was primarily driven by a weakening of the Japanese Yen and to a lesser extent the volatility of the Korean Won against the U.S. Dollar. The exchange rate related reduction in cash and cash equivalents of $1.0 million for the six months ended June 30, 2008 was driven by a weakening of the Korean Won, which was partially offset by a strengthening of the Japanese Yen and the Euro.

Prospective Capital Needs.  We require substantial resources to fund the operations of our business, particularly to fund our investment in new light source technologies, including inventory and capital in support of these technologies. In addition, we require resources to fund our normal operations and the activities of TCZ. On February 17, 2009, we used $143.2 million of our total cash and short-term investments balances to redeem our convertible subordinated notes and the remaining interest due. We believe that our cash, cash equivalents and marketable securities and, to a lesser extent, cash from the exercise of employee stock options and the purchase by our employees of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs for our normal operations, our investments in our new light source technologies, including EUV and TCZ, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. We have taken steps to reduce certain expenditures as part of our announced reductions in workforce in November 2008 and the first quarter of 2009, and we will continue to monitor expenditures for this purpose. On April 21, 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. As of June 30, 2009, we have $77.1 million remaining of this authorization. We are currently not using our cash or marketable securities for common stock repurchases, but we could do so in the future.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new light source technologies such as EUV;

•

general economic and political conditions and specific conditions in the markets in which we operate, including the volatility in the semiconductor industry, the current economic recession, and trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	our manufacturing activity;

•	the required investment to support TCZ;

•	the timing and requirements of spending to support product development efforts and other operating costs;

•	competitive labor market compensation requirements;

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly in the current global economic environment, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the overall levels of sales of our products and gross profit margins;

•	the market acceptance of our products;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisitions of assets, products or new technologies;

•	capital improvements for new and existing facilities;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our relationships with suppliers and customers; and

•	the level of exercises of stock options and stock purchases by our employees under our employee stock purchase plan.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

On February 17, 2009, we redeemed the 3.50% convertible subordinated notes at a price equal to 100% of the principal amount of the notes of $140.7 million plus accrued interest of $2.5 million. We anticipate that this payment will not impact our ability to sustain operations for at least the next 12 months.

Other than the redemption of our convertible subordinated notes and the payment of accrued interest as discussed above, there have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires an entity following the disclosure rules of FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to disclose the following information related to its pension plan assets: 1) investment policies and strategies; 2) categories of plan assets; 3) fair value measurements of plan assets (following the fair value hierarchy of SFAS No. 157) and 4) any significant concentrations of risks. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt FSP 132(R)-1 on December 31, 2009 and we do not expect its adoption to have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, (“SFAS No. 168”) . SFAS No. 168 replaces Statement No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting literature. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will include references to the Codification in our consolidated financial statements issued after September 15, 2009 and do not expect the adoption of SFAS 168 to have a significant impact on our consolidated financial statements.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct business in several international currencies through our global operations. Historically, our foreign currency hedging program included only the Japanese Yen. In February 2009, we expanded our foreign currency hedging program to include the Korean Won, the Euro and the Taiwanese Dollar due to increased foreign currency exposures and elevated volatility associated with these currencies. Our foreign currency risk falls into two primary categories.

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

The second category of foreign currency risk occurs when transactions are recorded to our consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our consolidated financial statements are not designated as hedges under SFAS No. 133, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions.

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment per the provisions of SFAS No. 133. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of cash flow hedges from cancelled transactions. The fair value of all our forward contracts totaled to an asset of $110,000 as of June 30, 2009. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $42,000 as of June 30, 2009.

At June 30, 2009, we had outstanding forward contracts to buy $16.5 million in exchange for Japanese Yen, $10.5 million in exchange for Korean Won, $5.0 million in exchange for Taiwanese Dollars and to sell $1.5 million in exchange for Euros. These contracts expire on various dates through February 2010.

For the six months ended June 30, 2009 and 2008, we recorded foreign currency exchange losses which totaled $1.5 million and $69,000, respectively. The foreign currency exchange loss of $1.5 million for the six months ended June 30, 2009 was attributable to the volatility of the Korean Won against the U.S. Dollar, whereas the foreign currency exchange loss for the six months ended June 30, 2008 was primarily attributable to the strengthening of the Japanese Yen, the Euro and Taiwanese Dollar against the U.S. Dollar which were all significantly offset by the weakening of the Korean Won against the U.S. Dollar. These foreign currency losses are included in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 15% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $1.1 million and $7.3 million at June 30, 2009 and June 30, 2008, respectively. The adverse impact at June 30, 2009 and June 30, 2008 is after consideration of the offsetting effect of approximately $3.7 million and $2.6 million from forward exchange contracts in place for the months of June 30, 2009 and June 30, 2008, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 15% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $47,000 for the six months ended June 30, 2009.

We also currently hold preferred stock that was distributed to us when our sole auction rate security was dissolved in April 2009. The auction rate security was purchased according to our investment policy in October 2007 at a par value of $5.6 million and failed at every auction from November 2007 until its dissolution in April 2009. We recorded impairment charges totaling $5.3 million in 2008 associated with this security. The preferred stock has a carrying value of $291,000 equivalent to the most recent fair value determination of the auction rate security. Since the preferred stock is immaterial to our overall cash and investment balances, we do not anticipate that our inability to liquidate it at its current carrying value in the near term or long term will have an affect on our liquidity.

On February 17, 2009, our 3.50% convertible subordinated notes came due and we repaid the outstanding principal balance of $140.7 million plus accrued interest of $2.5 million.

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. For the second quarter of 2009, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009, and concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•	cyclicality in the market for semiconductor manufacturing equipment;

•	rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

•	rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•	timing and size of orders from our customers;

•	the ability of our customers to pay for products purchased from us;

•	our ability to manage customer satisfaction, product reliability, and provide effective field support to our customers;

•	increases or decreases in market penetration by our competitor;

•	demand for reduced product lead time from our customers;

•	the mix of light source models, and the level of installed base products revenues in our total revenues;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs;

•	utilization rates of light sources by our chipmaker customers and pulse usage which impact our installed base products revenues;

•	our ability to manage our manufacturing and inventory requirements including our inventory levels and controls at our widely dispersed operations;

•	the financial condition of our suppliers which, if negative, could impact their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

We have historically derived the majority of our quarterly and annual revenues from selling light source systems and installed base products used in semiconductor manufacturing. In recent years, light source sales accounted for approximately half of our revenue until 2008, when light source sales fell to 34% of total revenue. Light source sales have represented and we expect that they will continue to represent an even lower percentage of our total revenue in 2009. Because we sell a limited number of light source system products, the precise timing for recognizing revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate product revenues based on system usage. As our installed base of light source systems grows, the product revenues generated by the operation of these light sources have a significant impact on our business operations. The revenues from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems. Our operating results for a particular period may be adversely affected if our customers reduce usage rates or change their buying patterns.

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

Our business depends on the semiconductor and the semiconductor capital equipment industries, which are volatile and unpredictable.*

We derive the majority of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers (“OEMs”), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase installed base products directly from us in support of their light source systems. Like us, our OEM customers depend on demand for their products from the chipmakers. The capital equipment and related operating expenditures of chipmakers depend on a number of factors, including the current and anticipated market demand for semiconductors and the many products using semiconductors. That demand is volatile and unpredictable.

As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction actions may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must be in a position to adjust our cost and expense structure to prevailing market conditions while maintaining our longer term strategies, continue to provide outstanding products and support to our customers, and motivate and retain our key employees. During periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet our customers’ needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and to a lesser extent, the associated installed base products. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues we believe we must continue to invest in research and development and to maintain extensive ongoing worldwide customer support capabilities to meet our customers’ needs and to remain competitive. Continued spending to further these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results from time to time, and our operating results may fall below the expectations of public market analysts or investors in future quarters. Any failure to meet such expectations could materially adversely affect the price of our common stock.

Our OEM customers try to manage their inventories and production requirements to appropriate levels that reflect their expected sales to chipmakers. Market conditions in the semiconductor industry and our OEM customers’ production efficiency can cause them to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements. We continue to work closely with our OEM customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our OEM customers’ inventory management or production requirements or that our OEM customers will not build up an excess inventory of light source systems. If our OEM customers retain an excess inventory of light source systems, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows. If our OEM customers demand shorter product lead times to improve their inventory and cash positions, our inventory management and cash position may be negatively impacted, which may adversely affect our operating results, financial condition and cash flows.

The current global economic recession could harm our revenues and operating results.*

The economies of the United States and other developed countries have been in a recession. We cannot predict either the depth or the duration of this economic downturn.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.*

Two large companies, ASML and Nikon, dominate the photolithography tool business. Collectively, ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentage of our total revenue during the periods indicated:

	Six months ended June 30,
	2009	2008
ASML	8%	25%
Nikon	23%	18%
Samsung	14%	9%

Total	45%	52%

We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•	a prolonged recession or further deterioration of the global economy;

•	a change in a customer’s competitive position in its industry;

•	a customer experiencing production problems;

•	a decision to purchase light sources or related products from other suppliers;

•	changes in economic conditions in the semiconductor or the photolithography tool industries; and

•	a decline in a customer’s financial condition.

Collectively, these companies accounted for the following percentage of our total accounts receivable at the dates indicated:

	June 30, 2009	December 31, 2008
ASML	7%	32%
Nikon	13%	23%
Samsung	8%	4%

Total	28%	59%

Although our business is not dependent upon a single customer, these three customers account for approximately 45% of total consolidated revenue for the first half of 2009 and approximately 28% of total accounts receivable at June 30, 2009. Although our overall risk is greater due to the downturn in the global economy, we believe there is limited credit risk exposure for us with these companies who continue to demonstrate sound credit worthiness. However, our ability to collect future revenue from them is dependent on their financial condition and liquidity.

We maintain allowances for potential credit losses associated with the accounts receivable due from our customers, and such losses to date have not exceeded management’s expectations. These customers may experience financial difficulties under the current global economic recession and this could negatively impact their liquidity and their ability to pay us.

At varying degrees, the loss of any significant business from, or production problems for, any one of these customers would harm our business and financial condition.

Our revenue is derived from the sale of our light source systems and of products in support of the installed base of light source systems being used in production.*

We sell excimer light source systems, including KrF and ArF systems, and installed base products. We expect these light source systems and the products in support of the installed base of light sources to continue to account for a substantial fraction of our revenues in the near term. Continued market acceptance of our light source system and installed base products is, therefore, critical to our future success. The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

•	performance of ArF immersion-specific resists;

•	potential shortages of specialized materials used in DUV optics;

•	the productivity of double-patterning ArF lithography tools;

•	consolidation of chipmakers; and

•	the level of demand for chips with ever-smaller feature sizes.

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

We may not have sufficient cash to fund our current operations and future growth plans.*

In February 2009, we paid approximately $143.2 million including accrued interest to redeem our outstanding convertible subordinated notes which reached maturity in 2009. As a result, our total cash and investment balances are significantly lower than they were at December 31, 2008. We believe that our remaining cash resources will be sufficient for our planned operations, but if global economic conditions deteriorate further, our business conditions worsen, our plans change or other unanticipated events occur, we may need to raise additional cash through the establishment of financing facilities or the sale of equity or debt securities. Depending on the market conditions at the time, it could be difficult for us to raise the additional cash needed without incurring significant dilution of our existing stockholders or agreeing to significant restrictions on our ability to operate as currently planned. If we were unable to raise additional cash in such circumstances, we could be required to reduce costs further through the delay, reduction or curtailment of our plans, including further reductions in our global workforce or other cost reduction actions, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

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

We are currently developing EUV source technology for chip manufacturing at 22 nm and below. In the second quarter of 2009, we shipped the first prototype EUV source to ASML. If we are not able to meet customer specifications, or have reliability or quality problems, or if follow on pilot and eventually commercial systems are not introduced on time, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. Our financial performance may also be adversely impacted if we must delay the timing of recognizing revenue associated with new products such as EUV. Our EUV product currently has an exposure power of 75 watts and is anticipated to achieve 100 watts of exposure power to support volume manufacturing with ASML’s EUV technology. If we cannot achieve 100 watts of exposure power, the adoption rate of our EUV product, and therefore our performance, may be adversely affected.

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

We face competition from one company and may face competition from additional competitors who enter the market.*

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. We currently have one competitor that sells light sources for DUV photolithography applications. This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Gigaphoton had gained market penetration in the DUV light source industry and is continuing to aggressively try to gain additional market penetration. We know that our customers have purchased products from this competitor and that our customers have qualified this competitor’s light sources for use with their products.

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

Any failure to manage our inventory levels, particularly during the current adverse economic conditions, and our inventory controls at our widely dispersed operations could adversely affect our business, financial conditions and results of operations.*

We need to continually evaluate and monitor the adequacy of our inventory levels to avoid stocking excess or obsolete parts, particularly during downturns in the semiconductor industry and the global economy. Our inventory levels increased significantly in 2008 due to increases in our field inventory to support the growing installed base of our light sources, to provide for faster replacement parts availability, to optimize field inventory to support XLR light source system installations and to support our OnPulse usage agreements. The increase in inventory also included inventory related to our TCZ joint venture which is developing flat panel display technologies and EUV systems that are currently being built in support of planned production demand. This increase in inventory took place during a time period in which the semiconductor industry entered a downturn and the global economy entered a recession. As a result, we are closely monitoring and managing our inventory levels to minimize the risk of excess inventory, particularly related to our replacement parts inventory. Thus far in 2009, we have managed to reduce our overall inventory levels from those at the end of 2008. We have inventory located at warehouses at our corporate office in the United States and at bonded warehouses at our subsidiary offices located in various countries in Asia and Europe. The success of our business depends to a significant degree on our ability to maintain or increase the sales of our products in the markets in which we do business. If we misjudge the market or demand for our products or the overall condition of the global economy, our revenues may decline significantly, which could result in excess inventory levels. As a result of these inventory levels, we may be required to significantly write down the value of our inventory which would negatively impact our financial condition and results of operations. In addition, if we sell excessive amounts of inventory to our subsidiary offices, this could increase our exposure to foreign currency fluctuations which could negatively impact our financial condition and results of operations.

We also need to continually evaluate the adequacy of our existing inventory controls, including the risk of loss of inventory in bonded warehouses. We could also sustain a loss in the event of a catastrophe in any of the locations where we maintain our inventory or if the warehouse company’s insurance is inadequate to cover such losses. We will be required to continually analyze the sufficiency of our inventory distribution systems in order to support our operations. We may not adequately anticipate all of the changing demands that will be imposed on these systems. An inability or failure to update our internal inventory distribution systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

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

We operate a foreign currency hedging program to mitigate this risk. Historically our hedging program only managed our exposure to the Japanese Yen; however we expanded our hedging program in the first quarter of 2009 to include the Korean Won, the Euro and the Taiwanese Dollar due to growth in our exposure to these currencies and increased volatility of foreign exchange rates in general. The growth in our exposure to the Korean Won, the Euro and the Taiwanese Dollar was primarily driven by increased intercompany payable balances denominated in U.S. Dollars. These increased intercompany payable balances resulted from our initiative to better serve customers by providing faster replacement parts availability which caused inventory levels at our international subsidiaries to increase. We hedge these risks by entering into forward exchange contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

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

In particular, there are a limited number of experts in excimer light source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel as needed. We do not have employment agreements with most of our employees. We believe that our future growth and operating results will depend on:

•	the continued services of our research and development, engineering, sales and marketing, field support, manufacturing, and management personnel;

•	our ability to attract, train and retain highly-skilled key personnel, particularly following our reductions in workforce, and uncertainty regarding the outlook for our business; and

•	the ability of our personnel and key management to continue to expand, motivate and manage our employee base.

If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

Economic, political, regulatory and other events in geographic areas where we have significant sales or operations could interfere with our business.*

We serve a global market. A large portion of our total revenues is derived from customers located outside of the U.S. We expect our international sales to continue to account for a very large portion of our total revenues. In order to support our foreign customers, we maintain a manufacturing and field support subsidiary in Korea as well as field support subsidiaries in Japan, the Netherlands, China, Singapore and Taiwan.

We may not be able to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not make us competitive in the global market or we may not be able to meet the support or manufacturing levels required by our global customers.

Additionally, we are subject to risks inherent in doing business globally, including but not limited to:

•	fluctuations in exchange rates and currency controls;

•	political and economic conditions and instability, including the recent economic turmoil in many parts of the world;

•	imposition of trade barriers and restrictions, such as the Foreign Corrupt Practices Act, including changes in tariff and freight rates, foreign customs and duties;

•	difficulty in coordinating our management and operations in different countries;

•	difficulties in staffing and managing domestic and foreign subsidiary and branch operations;

•	limited intellectual property protection in some countries;

•	potentially adverse tax consequences in some countries;

•	the possibility of accounts receivable collection difficulties;

•	in Asia, the risk of business interruption and damage from earthquakes;

•	the effect of acts of terrorism and war;

•	the burdens of complying with a variety of foreign laws including regulatory structures and unexpected changes in regulatory environments; and

•	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Many of our chipmaker customers are located in Asia. Political turmoil, economic problems and currency fluctuations affecting Asia could increase our risk in that region. Even though it has not been difficult for us to comply with U.S. export controls, changes to these controls in the future could make it more difficult or impossible for us to export our products to many countries. We self insure against certain risks, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.*

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the U.S. and various foreign countries covering certain aspects of technology related to light sources and piezoelectric techniques. These patents will expire at various times through 2027.

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

The parties to whom we have provided research and development services may dispute the ownership of the intellectual property that we developed while performing these services.*

Historically, funds from research and development arrangements with third parties have been used to pay for a portion of our research and development costs associated with the design and development of specific products. Additionally, funds from lithography tool manufacturers and chipmaker customers have been used to fund a small portion of our research and development efforts. In connection with providing these research and development services, we try to make contractually clear who owns the intellectual property that results from such activities. Disputes over the ownership or rights to use or market the resulting intellectual property could arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

Our investments in marketable securities are substantial and are subject to market, interest and credit risk that may reduce their value.*

We maintain a substantial portfolio of investments in marketable securities, particularly in corporate and government fixed income securities, money market funds and commercial paper. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by changes in interest rates, downgrades in the corporate bonds included in the portfolio, the recent turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio which could have a material adverse effect on our results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations

Our future effective tax rate may be adversely affected by a number of factors including:

•	changes in available tax credits, particularly the federal research and development tax credit, which was reinstated for 2008 and 2009;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in tax laws or the interpretation of such tax laws, such as the Internal Revenue Service (“IRS”) Code Section 199 manufacturing deduction which currently provides a tax benefit; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

Decreased effectiveness of equity awards, particularly stock options, could adversely affect our ability to attract and retain employees.*

The majority of our outstanding options have exercise prices that are less than the current per share market valuation of our common stock, which reduces the effectiveness of stock options to retain and incentivize our employees. Additionally, new option grants may not be viewed by employees as a financial incentive given the recent volatility of stock prices and the condition of the stock market in general. Grants to our employees have an exercise price per share at least equal to the fair market value of our common stock on the date of grant.

We may acquire a business or enter a new market that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial challenges.*

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

In July 2005, we formed TCZ as a joint venture with Zeiss to produce tools for the manufacture of flat panel displays. This is a new market for both us and Zeiss and involves numerous risks. While TCZ has received its first order for its production tool for flat panel display fabrication, it has yet to make its first product shipment. There is no guarantee that TCZ will be able to materially penetrate this market or ever achieve profitability. Under the terms of the joint venture, neither party is obligated to continue to make capital contributions and may elect to terminate the join venture subject to certain conditions. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support TCZ’s operations, our business, financial condition and operating results could be materially harmed.

We may experience difficulties with our enterprise resource planning (“ERP”) system or other critical information systems that we use for the daily operations of our business. System failure or malfunction or loss of data contained in these information systems may result in disruption of our operations and result in our inability to process transactions, and this could adversely affect our financial results.

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

Over time, our light source products may not meet our chipmaker customers’ production specifications or operating cost requirements after the light source has been used for a long period in high volume production. If any chipmaker cannot successfully achieve or sustain their volume production using our light sources, our reputation could be damaged with them and with lithography tool manufacturers. This would have a negative impact on our business.

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

Trademark infringement claims against our registered and unregistered trademarks would be expensive and we may have to stop using such trademarks and pay damages.*

We have registered a number of trademarks including “CYMER” in the U.S. and in some other countries. We are also trying to register additional trademarks in the U.S. and in other countries. These registrations in other countries, or any new registrations we may undertake in the U.S., could be unsuccessful.

We use these trademarks in our business and advertising materials, which are distributed throughout the world. While we take precautions against trademark infringement before using our trademarks in new markets, we may be subject to claims of trademark infringement. The process of negotiating a settlement or coexistence agreement to allow us to continue using our trademarks in a particular market could be expensive or distract us from our primary business efforts, potentially adversely affecting our financial condition or operations. Furthermore, if we must undertake negotiations, and the negotiations are ultimately unsuccessful, we would either need to discontinue using the trademarks in the new market risk facing litigation or potentially pay damages. Even if we ultimately prevail, litigation could be expensive or distract us from our primary business efforts.

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

Stock markets in the United States can experience extraordinary volatility and have done so recently. Severe price fluctuations in a company’s stock have frequently been followed by securities litigation. If such litigation were initiated against us, it may result in substantial costs and a diversion of management’s attention and resources, and therefore it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. No shares were purchased by us during the three months ended June 30, 2009.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Cymer held its Annual Meeting of Stockholders on May 21, 2009. Out of 29,706,712 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 28,571,981 shares. At the Annual Meeting, the stockholders of Cymer approved the following matters:

Proposal 1. The election of the following eight directors to serve for one year. The votes for the nominated directors were as follows:

Director’s Name	Votes For	Votes Withheld
Charles J. Abbe	27,814,531	757,450
Robert P. Akins	27,804,716	767,265
Edward H. Braun	28,266,327	305,654
Michael R. Gaulke	28,245,810	326,171
William G. Oldham	28,267,064	304,917
Peter J. Simone	26,525,659	2,046,322
Young K. Sohn	28,256,564	315,417
Jon D. Tompkins	28,262,830	309,151

Proposal 2. An amendment to our 2005 Equity Incentive Plan (the “Incentive Plan”) to increase the aggregate number of shares of common stock available for issuance under the Incentive Plan by 1,250,000 shares, from a total of 2,000,000 shares to a total of 3,250,000. 19,221,230 votes were cast for approval, 6,297,660 votes were cast against, 23,857 votes were abstained and there were 3,029,234 broker non-votes.

Proposal 3. Ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009. 27,599,500 votes were cast for approval, 955,290 votes were cast against, 17,191 votes were abstained and there were no broker non-votes.

ITEM 5.  Other Information

(a)	None.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  Exhibits

10.1	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 27, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: August 5, 2009	By:	/s/ PAUL B. BOWMAN
Paul B. Bowman
Vice President and Interim Chief Financial Officer
(Principal Financial Officer)