Form 10-Q
period 2009-09-30
CYMER INC
filed 2009-11-05
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on November 2, 2009 was 28,847,995.

CYMER, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

ITEM 1. Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$111,590	$252,391
Restricted cash	1,200	-
Short-term investments	46,702	30,900
Accounts receivable - net	77,837	64,296
Accounts receivable - related party	583	818
Inventories	179,668	194,746
Deferred and prepaid income taxes	45,955	46,886
Income taxes receivable	5,152	-
Prepaid expenses and other assets	8,690	9,344

Total current assets	477,377	599,381

PROPERTY AND EQUIPMENT - NET	102,749	114,390
LONG-TERM INVESTMENTS	-	9,456
DEFERRED INCOME TAXES	28,481	29,168
GOODWILL	8,833	8,833
INTANGIBLE ASSETS - NET	8,497	9,898
OTHER ASSETS	6,143	6,318

TOTAL ASSETS	$632,080	$777,444

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$16,388	$15,003
Accounts payable - related party	3,324	4,108
Accrued warranty	17,400	23,565
Accrued payroll and benefits	14,649	12,682
Accrued patents, royalties and other fees	4,235	3,795
Convertible subordinated notes	-	140,722
Accrued income taxes	9,059	1,085
Deferred revenue	19,449	15,344
Accrued and other current liabilities	2,376	8,278

Total current liabilities	86,880	224,582

ACCRUED INCOME TAXES	9,695	18,447
DEFERRED REVENUE	312	-
OTHER LIABILITIES	8,033	11,791

Total liabilities	104,920	254,820

COMMITMENTS AND CONTINGENCIES-Note 8
SUBSEQUENT EVENTS-Note 13

EQUITY
CYMER, INC. STOCKHOLDERS’ EQUITY:
Preferred stock - authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	-	-
Common stock - authorized 100,000,000 shares; $.001 par value; 42,657,000 shares issued and 29,805,000 shares outstanding at September 30, 2009; 42,461,000 shares issued and 29,609,000 shares outstanding at December 31, 2008	43	42
Additional paid-in capital	593,471	586,539
Treasury stock at cost (12,852,000 common shares) at September 30, 2009 and December 31, 2008	(473,580)	(473,580)
Accumulated other comprehensive loss	(6,819)	(5,999)
Retained earnings	410,597	410,774

Total Cymer, Inc. stockholders’ equity	523,712	517,776
Noncontrolling interest	3,448	4,848

Total equity	527,160	522,624

TOTAL LIABILITIES AND EQUITY	$632,080	$777,444

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
REVENUES:
Product sales	$92,110	$110,169	$210,724	$356,762
Product sales - related party	218	450	536	1,800

Total revenues	92,328	110,619	211,260	358,562

COST OF REVENUES	47,827	58,715	121,096	186,132

GROSS PROFIT	44,501	51,904	90,164	172,430

OPERATING EXPENSES:
Research and development	17,258	24,334	49,986	71,272
Sales and marketing	4,674	5,853	12,584	18,366
General and administrative	7,165	7,997	20,839	27,090
Restructuring	-	-	8,407	-

Total operating expenses	29,097	38,184	91,816	116,728

OPERATING INCOME (LOSS)	15,404	13,720	(1,652)	55,702

OTHER INCOME (EXPENSE):
Foreign currency exchange loss	(10)	(6,359)	(1,488)	(6,428)
Write-down of investment	(291)	(270)	(291)	(5,103)
Interest and other income	322	2,014	1,343	7,722
Interest and other expense	(68)	(1,645)	(921)	(4,943)

Total other expense - net	(47)	(6,260)	(1,357)	(8,752)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	15,357	7,460	(3,009)	46,950

INCOME TAX PROVISION (BENEFIT)	5,429	2,612	(632)	16,433

NET INCOME (LOSS)	$9,928	$4,848	($2,377)	$30,517

Net loss attributable to noncontrolling interest	857	483	2,200	2,039

NET INCOME (LOSS) ATTRIBUTABLE TO CYMER, INC.	$10,785	$5,331	($177)	$32,556

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$0.36	$0.18	($0.01)	$1.08

Weighted average common shares outstanding - basic	29,762	29,665	29,697	30,034

Diluted earnings (loss) per share	$0.36	$0.18	($0.01)	$1.07

Weighted average common shares outstanding - diluted	30,138	29,779	29,697	32,952

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Cymer, Inc. Stockholders’ Equity
	Common Stock		Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total	Noncontrolling Interest	Total
(In thousands)	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2007	42,339	$42	$579,711	(12,049)	$(450,704)	$214	$374,260	$503,523	$5,711	$509,234
Exercise of common stock options	70		1,630					1,630		1,630
Issuance of restricted stock awards	15							-		-
Issuance of employee stock purchase plan shares	37		876					876		876
Employee stock-based compensation			5,597					5,597		5,597
Employee stock options - change in status			1					1		1
Non-employee stock options granted			32					32		32
Income tax shortfall from stock option exercises			(1,308)					(1,308)		(1,308)
Repurchase of common stock into treasury				(803)	(22,876)			(22,876)		(22,876)
Capital Contribution by minority shareholder									2,000	2,000
Net income							36,540	36,540	(2,863)	33,677
Other comprehensive income:
Translation adjustment						(5,921)		(5,921)		(5,921)
Unrealized loss on available-for-sale investments, net of tax						(68)		(68)		(68)
Unrealized loss on forward exchange contracts, net of tax						(254)		(254)		(254)
Unrealized pension gain, net of tax						30		30		30
Cumulative effect adjustment due to the adoption of the measurement date provisions of authoritative guidance for retirement benefits, net of tax							(26)	(26)		(26)

BALANCE, DECEMBER 31, 2008	42,461	$42	$586,539	(12,852)	$(473,580)	$(5,999)	$410,774	$517,776	$4,848	$522,624

Exercise of common stock options	148	1	3,656					3,656		3,656
Issuance of restricted stock awards	37		-					-		-
Issuance of employee stock purchase plan shares	11		310					310		310
Employee stock-based compensation			3,714					3,714		3,714
Non-employee stock options granted			55					55		55
Income tax shortfall from stock option exercises			(802)					(802)		(802)
Capital contribution from minority shareholder									800	800
Net loss							(177)	(177)	(2,200)	(2,377)
Other comprehensive income:
Translation adjustment						(559)		(559)		(559)
Unrealized loss on available-for-sale investments, net of tax						(86)		(86)		(86)
Unrealized loss on forward exchange contracts, net of tax						(184)		(184)		(184)
Unrealized pension gain, net of tax						9		9		9

BALANCE, SEPTEMBER 30, 2009	42,657	$43	$593,471	(12,852)	$(473,580)	$(6,819)	$410,597	$523,712	$3,448	$527,160

See Notes to Unaudited Condensed Consolidated Financial Statements

CYMER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) attributable to Cymer, Inc.	$(177)	$32,556
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,661	20,198
Stock-based compensation	3,769	4,525
Bad debt expense (recovery)	893	(54)
Noncontrolling interest	(2,200)	(2,039)
Provision for deferred income taxes	632	(3,615)
(Gain) loss on disposal or impairment of property and equipment	1,881	(11)
Write-down of investments	291	5,103
Change in assets and liabilities:
Restricted cash	(1,200)	-
Accounts receivable	(13,920)	13,027
Accounts receivable – related party	235	468
Income taxes receivable	(5,036)	(13,741)
Inventories	15,417	(56,090)
Prepaid expenses and other assets	654	(5,231)
Accounts payable	1,416	(3,718)
Accounts payable—related party	(784)	(3,072)
Accrued and other liabilities	(13,419)	(13,058)
Deferred revenue	4,516	5,309
Income taxes payable and accrued income taxes	(586)	(9,104)

Net cash provided by (used in) operating activities	9,043	(28,547)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,318)	(19,174)
Purchases of investments	(39,138)	(90,309)
Proceeds from sold or matured investments	32,363	81,184

Net cash used in investing activities	(13,093)	(28,299)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,771	1,752
Redemption of convertible subordinated note	(140,722)	-
Cash investment in joint venture received from minority shareholder	800	2,000
Excess tax benefits from stock option exercises	199	37
Repurchase of common stock into treasury	-	(22,876)

Net cash used in financing activities	(135,952)	(19,087)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(799)	(7,020)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140,801)	(82,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	252,391	305,707

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$111,590	$222,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,702	$5,336

Income taxes paid	$10,157	$43,888

NONCASH OPERATING AND FINANCING ACTIVITIES:
In transit funds from the issuance of common stock	$195	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

CYMER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009

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

Significant Risk and Uncertainties When global economic conditions are changing or adverse, it is difficult for us to estimate future demand for our products, the likelihood of our customers’ ability to meet their financial obligations to us and our future cash flows. All of these increase uncertainty inherent in our management estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, we believe actual results related to our inventory valuation, allowance for doubtful accounts and long-lives assets valuation presently pose our greatest risk and could differ significantly from our current estimates.

Accounting Requirements Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of the authoritative guidance for fair value measurements on January 1, 2008 with the exception of the application of the guidance to non-recurring nonfinancial assets and nonfinancial liabilities which we adopted on January 1, 2009. Our disclosures on the use of fair value measurements for our nonfinancial assets and liabilities are included in Note 9, “Fair Value Measurements”.

In December 2007, the FASB issued revised authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination transaction recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The provisions of the guidance also establish disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued additional authoritative guidance for business combinations relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities that arise from contingencies in a business combination. The authoritative guidance for business combinations is effective for fiscal years beginning after December 15, 2008. We did not initiate any acquisitions during the nine months ended September, 2009, but we will apply the requirements of this guidance to any acquisitions that we might commence subsequent to our adoption of it on January 1, 2009.

In December 2007, the FASB issued authoritative guidance for consolidations which states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance as of January 1, 2009 and have updated the format of our unaudited condensed consolidated financial statements to comply with this new reporting requirement.

In March 2008, the FASB issued authoritative guidance for derivatives and hedging which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the guidance, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance as of January 1, 2009 and have provided the required expanded disclosures on our derivative instruments in Note 11, “Derivative Instruments and Hedging Activities”.

In May 2008, the FASB issued authoritative guidance for debt which applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. The guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted this guidance on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as it did not apply to our convertible subordinated notes that were repaid on February 17, 2009.

In April 2008, the FASB issued authoritative guidance for intangibles – goodwill and other which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the guidance. This guidance also requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as we did not renew or extend any of the useful lives of our intangible assets during the nine month period ended September 30, 2009. We will comply with the requirements of this guidance when and if we renew or extend the useful lives of any of our intangible assets.

In June 2008, the FASB issued authoritative guidance for earnings per share. The guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share pursuant to the two-class method of the guidance for earnings per share. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted this guidance on January 1, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements as our unvested stock awards are not participating securities as defined by this guidance. We will comply with the provisions of this guidance in future periods should it become applicable to us.

In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. We adopted this guidance for the quarter ended June 30, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for investments which provided recognition guidance for other than temporary impairments for debt securities classified as available-for-sale and held-to-maturity securities, and presentation and disclosure guidance for both debt and equity securities. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance for the quarter ended June 30, 2009, but it did not have an impact on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. This guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance for the quarter ended June 30, 2009, which did not have any impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, the guidance requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance for the quarter ended June 30, 2009 and have included the required additional disclosures in Note 13, “Subsequent Events.”

In June 2009, the FASB issued authoritative guidance on the Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“U.S. GAAP”), which establishes the Codification as the single source for nongovernmental financial statements prepared in accordance with U.S. GAAP, except for SEC rules and interpretive releases, which is also authoritative guidance for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will supersede all then existing non-SEC accounting and reporting standards. The guidance is not intended to change or alter existing U.S. GAAP and will only impact references to accounting guidance. Accordingly, we have removed references to legacy U.S. GAAP in our publicly issued consolidated financial statements, starting with the accompanying unaudited condensed consolidated financial statements and disclosures for the period ended September 30, 2009.

Correction of an Immaterial Error The statements of operations for the three month and nine month periods ended September 30, 2008 include a correction of an immaterial error related to foreign currency translation of our foreign subsidiaries’ statements of income. This correction decreased previously reported revenue by $774,000, previously reported net income by $404,000 and previously reported diluted earnings per share by $0.01 for the three and nine month periods ended September 30, 2009. This correction was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards. In October 2007, the compensation committee of our board of directors (the “Committee”) approved the Long Term Incentive Bonus Program (“LTIP”) which became effective January 1, 2008 for our executive officers and certain key employees. Any potential equity based bonuses awarded under the LTIP are calculated based on a target dollar amount which is divided into equity award components to be granted from our Incentive Plan. The Committee approved the target dollar amounts for awards under the LTIP for the calendar year 2009 in January 2009, and in February 2009, the Committee approved the equity awards to be granted from the Incentive Plan for 2009. In consideration of the adverse economic conditions and in conjunction with our cost reduction activities, these equity awards were granted at approximately 65% of the target dollar amounts for such awards. For 2009, the equity awards for our executive officers and certain key employees consist of time-based restricted stock unit awards (“RSUs”) and performance based restricted stock units (“PRSUs”). The shares subject to the RSU awards will vest in three equal installments beginning January 1, 2010. The shares subject to the PRSU awards will vest and become issuable following a three-year performance period that commences on January 1, 2009 only if our relative performance compared to specified peer companies over the three-year period meets or exceeds certain performance measures. Vesting of the PRSU awards is subject to downward adjustment if the eligible participant fails to meet 100% of his or her individual management-by-objective goals during the three-year performance period. During the nine months ended September 30, 2009, 204,470 RSUs and 111,790 PRSUs were granted under the LTIP for 2009.

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

Share-Based Compensation The components of share-based compensation expense for employees, non-employee directors and non-employees for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options - employees	$907	$904	$2,105	$2,671
Stock options & restricted stock units - non-employees or change in status	24	4	55	32
Restricted stock unit awards - employees	377	173	1,201	500
Restricted stock units - non-employee directors	175	175	525	554
Performance restricted stock unit awards - employees	117	63	(117)	768

Total share-based compensation	$1,600	$1,319	$3,769	$4,525

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. As of September 30, 2009, we had purchased 803,500 shares for $22.9 million under this program, all of which were purchased in 2008. We did not repurchase any shares of our common stock under this program during the nine month period ended September 30, 2009 and approximately $77.1 million remains available for purchases under this program.

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

Comprehensive income (loss) consisted of the following components, net of tax where applicable, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$9,928	$4,848	$(2,377)	$30,517
Other comprehensive income (loss)
Foreign currency translation adjustments	964	(5,566)	(559)	(14,301)
Unrealized loss on available-for-sale investments	(68)	(314)	(86)	(302)
Unrealized loss on foreign currency exchange contracts	(306)	(69)	(184)	(176)
Unrealized pension gain	4	16	9	26

Total other comprehensive income (loss)	594	(5,933)	(820)	(14,753)

Comprehensive income (loss)	$10,522	$(1,085)	$(3,197)	$15,764
Comprehensive loss attributable to noncontrolling interest	857	483	2,200	2,039

Comprehensive income (loss) attributable to Cymer, Inc.	$11,379	$(602)	$(997)	$17,803

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments	$(6,443)	$(5,884)
Unrealized gains on available-for-sale investments, net of tax	75	161
Net unrealized losses on foreign currency forward exchange contracts, net of tax	(348)	(164)
Unrealized pension loss, net of tax	(103)	(112)

Accumulated other comprehensive loss	$(6,819)	$(5,999)

3. EARNINGS (LOSS) PER SHARE

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

The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
NET INCOME (LOSS) ATTRIBUTABLE TO CYMER, INC.:
Net income (loss), as reported	$10,785	$5,331	$(177)	$32,556
Interest expense on convertible subordinated notes, net of taxes	-	-	-	2,692

Net income (loss) available to common shareholders, diluted	$10,785	$5,331	$(177)	$35,248

WEIGHTED AVERAGE SHARES:
Basic weighted average common shares outstanding	29,762	29,665	29,697	30,034
Effect of dilutive securities:
Options, stock units and ESPP	376	114	-	104
Assumed conversion of subordinated notes	-	-	-	2,814

Diluted weighted average common shares outstanding	30,138	29,779	29,697	32,952

Earnings (loss) per share:
Basic	$0.36	$0.18	$(0.01)	$1.08

Diluted	$0.36	$0.18	$(0.01)	$1.07

For the three months ended September 30, 2009 and 2008, weighted average options to purchase shares of common stock totaled approximately 1.4 million shares and 2.7 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. There were no anti-dilutive shares related to stock units for the three months ended September 30, 2009. The computation of diluted earnings per share for the three months ended September 30, 2008 did not include 139,000 weighted average stock units as their effect was anti-dilutive. For the three months ended September 30, 2008, weighted average common stock attributable to convertible subordinated notes consisting of 2.8 million shares were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the nine months ended September 30, 2009 and 2008, weighted average options to purchase shares of common stock, totaling approximately 2.4 million shares and 2.7 million shares, respectively, and 135,000 and 139,000 weighted average stock units, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Additionally, for the nine months ended September 30, 2009 746,000 shares of weighted average common stock attributable to our convertible subordinated notes were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

4. BALANCE SHEET DETAILS

Accounts receivable consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
ACCOUNTS RECEIVABLE:
Trade	$79,930	$65,091
Other	1,095	1,500

Subtotal	81,025	66,591
Less: Allowance for doubtful accounts	(3,188)	(2,295)

Total	$77,837	$64,296

Inventories are recorded at the lower of cost, determined on a first in first out basis, or estimated market value, which is defined in the authoritative guidance on inventory as the lower of the current replacement cost or net realizable value, if the market value is less than cost. Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
INVENTORIES:
Raw materials	$55,313	$51,621
Work-in-progress	30,805	29,177
Finished goods (1)	93,550	113,948

Total	$179,668	$194,746

(1)	Included in finished goods at September 30, 2009 are newly introduced systems at our customer sites which remain subject to customer acceptance and therefore did not meet our revenue recognition criteria as set forth in Note 1 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

6. GUARANTEES AND WARRANTIES

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of the authoritative guidance for guarantees with the exception of our standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. See Note 8, “Commitments and Contingencies” for further information regarding our indemnifications.

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

The following table summarizes information related to our warranty provision (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$15,785	$26,410	$23,565	$24,350
Liabilities accrued for warranties issued, net of adjustments and expirations	3,456	3,163	1,636	15,288
Warranty expenditures incurred during the period	(1,841)	(3,988)	(7,801)	(14,053)

Ending balance	$17,400	$25,585	$17,400	$25,585

7. RELATED PARTY TRANSACTIONS

Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH (“Zeiss”). As a result of the formation of our TCZ joint venture and the terms of the joint venture agreement, Zeiss is a related party. In addition to transactions that occur among us, Zeiss and TCZ related to the joint venture, we also purchase certain optical parts directly from Zeiss and periodically sell our light source system products to Zeiss. We recorded revenue associated with this related party of $218,000 and $450,000 for the three months ended September 30, 2009 and 2008, respectively, and $536,000 and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, we had an accounts receivable balance of $583,000 and $818,000, respectively, and an accounts payable balance of $3.3 million and $4.1 million, respectively, all of which were associated with transactions with this related party.

A $2.0 million capital contribution was made to TCZ by us and Zeiss during the three month period ended September 30, 2009. This additional capital contribution was allocated according to the terms of the joint venture agreement: 60% from us and 40% from Zeiss. Both parties made their portion of this contribution to TCZ prior to September 30, 2009.

During the three month period ended September 30, 2009, Cymer also purchased a tool from Zeiss for $2.1 million which it in turn sold to TCZ. Of the $2.1 million purchase price for this tool, Cymer immediately paid Zeiss $800,000 and the remaining $1.3 million is due to Zeiss in February 2010. Immediately following Cymer’s payment of $800,000 to Zeiss, Zeiss made their $800,000 capital contribution to TCZ.

8. COMMITMENTS AND CONTINGENCIES

We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of any currently known legal action in the normal course of business to have a material impact on our financial position, liquidity, or results of operations.

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorney’s fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of September 30, 2009, we were not subject to any pending general or intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

9. FAIR VALUE MEASUREMENTS

Financial assets and liabilities

We analyze our financial assets and liabilities measured at fair value and categorize them within the fair value hierarchy based on the level of judgment associated with the inputs used to measure their fair value in accordance with the authoritative guidance for fair value instruments and the fair value option for financial assets and financial liabilities.

The levels as defined by the fair value hierarchy are as follows:

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

Available-for-Sale Securities The fair values of our available-for-sale securities are determined by a matrix pricing which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include our commercial paper and government and corporate fixed income securities which are included in our investment portfolio. As a result of the turmoil in the credit market and the uncertainty of the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our available-for-sale securities. Based upon the types of holdings which are included in our investment portfolio, we determined that these Level 2 inputs were reflective of fair value for our available-for-sale securities as of September 30, 2009.

Preferred Stock We hold preferred stock that was distributed to us when our sole auction rate security was dissolved in April 2009. The auction rate security was purchased in October 2007 at a par value of $5.6 million and failed at every auction from November 2007 until its dissolution in April 2009. We recorded impairment charges totaling $5.3 million in 2008 associated with this security. At June 30, 2009, the preferred stock held a carrying value of $291,000 equivalent to the most recent fair value determination of the auction rate security. During the three month period ended September 30, 2009, we determined that there is no reasonable probability of receiving any future cash flow from this preferred stock. We concluded that it was appropriate for us to write off the remaining value of this preferred stock and record an other-than-temporary impairment in the amount of $291,000. This final impairment was recorded to other income (expense), net in the accompanying unaudited condensed consolidated statements of operations during the three months ended September 30, 2009.

Derivative Instruments Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three month period ended September 30, 2009 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. As a result of turmoil in the credit market and the uncertain outlook for the U.S. and global economies, we have considered whether or not these Level 2 inputs are appropriate and are still reflective of fair value for our derivative instruments. Based upon our review of our derivative instruments and the credit worthiness of the parties associated with them, we determined that the Level 2 inputs currently being used were reflective of the fair value of our derivative instruments as of September 30, 2009.

Our financial assets and financial liabilities measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2009	Fair Value Measurements at Reporting Date Using:
		(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Cash and cash equivalents	$111,590	$107,591	$3,999	$-
Restricted cash	1,200	$1,200	-	-
Available-for-sale securities:	-			-
Debt securities issued by U.S. Treasury and other governmental agencies	10,003	-	10,003	-
Corporate debt securities	36,699	-	36,699	-
Foreign currency forward exchange contracts (1)	95	-	95	-

Total assets	$159,587	$108,791	$50,796	$-

Liabilities:
Foreign currency forward exchange contracts (2)	$1,198	$-	$1,198	$-

Total liabilities	$1,198	$-	$1,198	$-

(1)	Included in prepaid expenses and other assets on the accompanying unaudited condensed consolidated balance sheets

(2)	Included in accrued and other current liabilities on the accompanying unaudited condensed consolidated balance sheets

The following table summarizes the change in the fair value during the period for the auction rate security using Level 3 inputs (in thousands):

Balance at January 1, 2009	$291
Transfers in and out of Level 3	-
Total realized losses included in earnings	(291)
Included in other comprehensive income	-
Purchases, sales, issuances and settlements	-

Balance at September 30, 2009	$-

Non financial assets and liabilities

We apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment losses related to goodwill which are accounted for pursuant to the authoritative guidance for intangibles – goodwill and other, (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment, and (3) valuing any restructuring liabilities initially measured at fair value under the authoritative guidance for exit or disposal cost obligations.

We currently have two separate reporting units, (1) our primary business to design, manufacture and sell excimer light source systems and installed base products for use in lithography systems used in the manufacture of semiconductors and (2) our TCZ joint venture which is currently developing and producing a process system for use in the manufacture of flat panel displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the nine months ended September 30, 2009. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the nine months ended September 30, 2009, there have been no triggering events associated with our long lived assets and thus no impairment analysis was conducted during the period.

We record restructuring costs at fair value per the authoritative guidance for exit or disposal cost obligations. During the nine months ended September 30, 2009, restructuring expenses of $8.4 million were recognized in connection with reduction in workforce actions that were conducted during the first quarter of 2009. These expenses approximated their fair value as they primarily represent the short term cash payments to be made to the impacted employees. See Note 12, “Restructuring Costs,” for further information on these restructuring costs.

10. SEGMENT OPERATIONS

Our primary business is to design, manufacture and sell excimer light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. We are also a 60% majority-owner of TCZ, which is currently developing and producing a system for use in the manufacture of flat panel displays. These two businesses constitute separate reporting segments as they each serve a different customer base, one in the semiconductor capital equipment industry and the other in the flat panel display industry. In the third quarter of 2009, we started to present operating income (loss) instead of net income (loss) as the measurement for each segment’s profit or loss. Prior period amounts were updated to reflect this presentation. Information related to our Cymer and TCZ segments is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Revenue	Operating Income (Loss)		Revenue	Operating Income (Loss)
September 30, 2009:
Cymer, Inc.	$92,328	$16,603		$211,260	$1,497
TCZ	-	(1,271)	(1)	-	(3,347)	(1)
Consolidation Adjustments	-	72		-	198

Total	$92,328	$15,404		$211,260	$(1,652)

September 30, 2008:
Cymer, Inc.	$110,619	$14,708		$358,562	$58,931
TCZ	-	(1,097)	(1)	-	(3,526)	(1)
Consolidation Adjustments	-	109		-	297

Total	$110,619	$13,720		$358,562	$55,702

Assets:	September 30, 2009	December 31, 2008
Cymer, Inc.	$615,232	$761,876
TCZ	18,670	17,657
Consolidation Adjustments	(1,822)	(2,089)

Total	$632,080	$777,444

(1)	TCZ operating loss is presented net of noncontrolling interest.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations and as a result, are exposed to foreign currency risks associated with our international subsidiary offices, particularly those located in Japan, Korea, the Netherlands and Taiwan. Our foreign currency risk falls into two primary categories.

First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. To mitigate this risk, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges to mitigate fluctuations in the gross profit margins of these forecasted transactions. Designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. We record changes in the fair value of the effective portion of these hedges in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of revenues in the same period that the related sale is made to the third party. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in cost of revenues in the unaudited condensed consolidated statements of operations.

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

The second category of foreign currency risk occurs when transactions are recorded in our consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our financial statements are not designated as hedges and therefore we record changes in their fair value to other income (expense) in order to mitigate gains and losses on the underlying transactions.

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

At September 30, 2009, we had outstanding forward contracts to buy $16.0 million in exchange for Japanese Yen, $4.5 million in exchange for Korean Won, $4.0 million in exchange for Taiwanese Dollars and to sell $7.0 million in exchange for Euros. The fair value of all of our forward contracts totaled to a liability of $1.1 million as of September 30, 2009. The deferred loss, net of tax, for those forward contracts that qualified for hedge accounting treatment was $348,000 as of September 30, 2009. We expect that this unrealized loss will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transactions occur.

We do not enter into derivative instruments for speculative purposes.

The fair value of derivative instruments in our unaudited condensed consolidated balance sheet was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments - Foreign Exchange Contracts
	Prepaid expenses and other assets	$-	Accrued and other current liabilities	$441

Derivatives not Designated as Hedging Instruments - Foreign Exchange Contracts
	Prepaid expenses and other assets	$103	Accrued and other current liabilities	$766

Total Derivatives		$103		$1,207

The effect of derivative instruments on our unaudited condensed consolidated statement of operations was as follows (in thousands):

	Three months ended September 30, 2009
Derivative in Cash Flow Hedging Relationships	Gain (loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Location of gain recognized in Income on Derivative (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing) (1)
Foreign exchange contracts	$(508)	Cost of revenues	$(63)	Cost of revenues	$15

	Nine months ended September 30, 2009
Derivative in Cash Flow Hedging Relationships	Gain (loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Gain (loss) reclassified from Accumulated OCI into Income (effective portion)	Location of gain recognized in Income on Derivative (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Foreign exchange contracts	$(324)	Cost of revenues	$(1)	Cost of Revenues	$47

(1)	The amount of gain (loss) recorded in income was zero related to the ineffective portion of the hedging relationship and $15,000 related to the amount excluded from the assessment of hedge effectiveness.

(2)	The amount of gain (loss) recorded in income was zero related to the ineffective portion of the hedging relationship and $47,000 related to the amount excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in Income on Derivative	Gain (loss) recognized in Income on Derivative
		Three Months Ended	Nine Months Ended
		September 30, 2009
Foreign exchange contracts	Foreign currency exchange gain (loss), net	$(720)	$(375)

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on at least a quarterly basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. We did not have any credit exposure from nonperformance of foreign exchange hedging counterparties as of September 30, 2009.

12. RESTRUCTURING COSTS

In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent, or a total of 230 employees, in response to reduced business levels in the lithography sector of the semiconductor capital equipment market and the impact of the global economic market conditions. These reductions in workforce were in addition to the action we took in November 2008. All such reductions only impacted the Cymer reporting segment. As a result of these 2009 reductions in workforce, we recorded charges to restructuring expense of approximately $8.4 million for the three months ended March 31, 2009 primarily associated with severance charges. Of this $8.4 million which was incurred in the first quarter of 2009, $3.6 million was paid prior to March 31, 2009, and the majority of the remaining $4.8 million balance was paid during the three months ended June 30, 2009. In connection with the 2009 reductions in workforce, we reduced the annual salaries of certain of our executive officers by 15 percent and reduced our cash compensation to our directors by 15 percent. We took additional cost reduction actions in early 2009 including reducing employee salaries, certain employee benefits and various other operating and capital expenditures. Salary reductions for employees and executive officers and cash compensation for our directors were restored in the third quarter of 2009 based on approvals received by the compensation committee of our Board of Directors.

The activity for the nine months ended September 30, 2009 related to our restructuring charges and accrual is summarized below (in thousands):

Balance at December 31, 2008 (1)	$484
Restructuring Costs	8,407
Payments	(8,852)

Balance at September 30, 2009	$39

(1)	The balance of $484,000 represents severance costs related to our November 2008 reduction in workforce which was paid in full during the first half of 2009.

13. SUBSEQUENT EVENTS

We have evaluated any events or transactions occurring after September 30, 2009, the balance sheet date, through November 5, 2009, the date that our unaudited condensed consolidated financial statements were issued, and found that no such events or transactions occurred which would impact our unaudited condensed consolidated financial statements for the three month or nine month periods ended September 30, 2009.

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

Overview

We provide state-of-the-art lithographic light sources designed to help enable the performance of leading edge wafer steppers and scanners built by the three lithography tool manufacturers, and we provide installed base products to support chipmakers that use these light sources in the production of advanced wafer patterning applications. We currently supply deep ultraviolet (“DUV”) light sources to each of the lithography tool manufacturers, ASML, Nikon, and Canon who in turn supply their wafer steppers and scanners to chipmakers. In addition, we sell installed base products, which include replacement parts, various service and support offerings and upgrades, to lithography tool manufacturers as well as directly to chipmakers. We provide worldwide service and support through certified field service engineers, and we have replacement parts depots located close to many of our customers throughout the world. Our light source systems currently constitute many of the excimer light sources incorporated in lithography wafer stepper and scanner tools at chipmakers worldwide. As the leading supplier of lithography light sources, many of the consumer electronic devices manufactured in the last several years contain a semiconductor manufactured using our light sources.

We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including lithography light sources and installed base products. The TCZ segment is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of organic light emitting diode (“OLED”) flat panel displays. No revenues have been earned or recorded to date for our TCZ segment; however TCZ shipped its first flat panel display system for flat panel display manufacturing in the third quarter of 2009. Additional information regarding our reporting segments is contained in Note 10, “Segment Operations,” to our unaudited condensed consolidated financial statements and this Item 2 under Results of Operations.

Since we derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. In the second half of 2008, global economic conditions deteriorated which negatively affected consumer spending on electronics and, as a result, the downturn in the semiconductor industry worsened significantly. Beginning in the fourth quarter of 2008 and continuing into 2009, we took various actions to reduce our cost structure, including reducing our worldwide workforce, salaries, bonuses, and other operating and capital expenditures. The economic trend continued through the second quarter of 2009. In the third quarter of 2009, we saw some strengthening of the global economy and the semiconductor industry and, as a result, restored the salaries of our employees and executive officers during the quarter.

Business and Economic Highlights

Third quarter 2009 highlights include the following:

•

In the third quarter of 2009, revenue increased approximately 48 percent over the second quarter 2009 levels to $92.3 million. The higher level of demand was driven by increased investment from foundry and memory customers, in support of their transition to the 5x nanometer (“nm”) node and below.

•

Chipmaker light source investment was, and we expect will continue to be, focused on argon and fluorine (“ArF”) immersion. Our immersion light source products are well positioned to support our direct lithography and chipmaker customers with our XLR platform, led by the XLR600ix.

•	We shipped a total of 12 light source systems of which 11 were XLR, and we installed 14 light sources at chipmaker locations of which 11 were ArF immersion.

•

In the third quarter of 2009, gross pulse utilization increased from the second quarter 2009 level. We estimate that at the end of the third quarter of 2009, monthly gross pulses were at approximately 86 percent of the June 2008 gross pulse level, which was our peak for the last two years.

•

We continued to actively work with chipmakers during the third quarter of 2009 to reduce their cost of operations, while increasing their light source productivity with our OnPulse product and support infrastructure. In the third quarter of 2009, we added additional light sources under OnPulse coverage, and we now have OnPulse agreements at all of our top ten chipmaker customers in all three sectors.

•

During the third quarter of 2009, we worked closely with ASML to install our first laser produced plasma extreme ultraviolet (“EUV”) source in their Veldhoven, Netherlands facilities. The installation is complete, first light has been demonstrated and acceptance testing is underway. We are currently in the process of assembling several pilot EUV source units in our San Diego headquarters, and we anticipate fulfilling our orders with ASML per our multi-year, multi-unit agreement.

•

TCZ shipped and installed its first system for flat panel display manufacturing in the third quarter of 2009 at a Korean customer site. TCZ is working with this display maker to demonstrate the system’s differentiated throughput and the superior uniformity of TCZ’s laser crystallization technology. The demonstration period is expected to run though the first half of 2010 and if successful could lead to follow-on equipment orders.

We have made good progress thus far in 2009 to position the company for growth. The XLR600ix, with its flexible power and improved optical stability, has been qualified on the most advanced scanners, enabling chipmakers’ most advanced ArF immersion needs. Our installed base products, led by OnPulse, are helping chipmakers increase productivity and lower their cost of operations and we are focused on continuing to add more light sources under this coverage. In addition, we have continued to focus on controlling our operating costs while keeping our structure responsive to improved business conditions. We remain committed to the success of the EUV technology and the activities of our TCZ joint venture.

Critical Accounting Policies and Estimates

General

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency fluctuations and declines in consumer spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

We believe that revenue recognition, inventory valuation, refurbished inventories, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements than do other of our accounting estimates and judgments.

Revenue Recognition

Our revenues consist of product sales, which primarily include sales of DUV light source systems and installed base products which consist of replacement parts and, to a lesser extent, training, service, upgrades, and refurbishments of our light source systems. We anticipate that our future revenues will also include sales of our EUV lithography source systems and associated installed base products and our TCZ systems and associated installed base products.

DUV Light Source Products

The sales of our light source systems generally include training and installation services. We determined that these elements qualify as one unit of accounting, as we do not have evidence of fair value for the undelivered training and installation elements. Furthermore, we determined that the undelivered training and installation elements are perfunctory performance obligations and are not essential to the functionality of our light source systems. For the installation element, we determined it to be a perfunctory performance obligation due to the following: 1) installation of our light source systems is provided primarily as a courtesy to our customers and not as a requirement of the light source system sale, 2) our customers have the capability to perform the installation of the light source systems themselves, 3) we have adequate history performing such light source system installations that we can accurately estimate the installation costs and 4) our cost to perform a light source system installation is less than 1% of the sales price of the light source system and the installation takes a minimal number of hours to perform. In addition, the training services are considered to be perfunctory as they are only provided as a courtesy to our customers and are not a requirement of the light source system sales. Accordingly, we recognize revenue when the revenue recognition criteria are met for the light source system, and accrue the costs of providing the training and installation services. We recognize light source system revenue at one of following three points, depending on the terms of our arrangement with our customer: 1) shipment of the light source system, 2) delivery of the light source system or 3) receipt of an acceptance certificate. For the majority of our light source system sales, the shipping terms are F.O.B. shipping point and revenue is recognized upon shipment. For our arrangements which include F.O.B. destination shipping terms, revenue is recognized upon delivery of the light source system to our customer. Lastly, for certain light source system arrangements that include an acceptance provision, we recognize revenue upon receipt of the acceptance certificate issued by our customers. In addition, we test our light source systems in environments similar to those used by our customers prior to shipment to ensure that they meet published specifications.

On a very limited basis, certain of our product sales include additional elements, such as future product upgrades. In cases where we have objective and reliable evidence of the fair value of both the delivered and undelivered items in the transactions, we allocate consideration to the multiple elements based on the relative fair values of each separate element which we determine based on prices charged for such items when sold on a stand alone basis. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement’s consideration. If there is no objective and reliable evidence of the fair value of the undelivered item, we account for the transaction as a single unit of accounting. Our sales arrangements do not include general rights of return.

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

EUV Light Source Products

The sale of our initial EUV lithography source systems include installation and system acceptance testing services, on-site support services and On-Pulse coverage, to be delivered over discrete service periods. We believe that all of the undelivered elements in these transactions, with the exception of the installation and acceptance testing services, will qualify as separate units of accounting under the authoritative guidance for revenue recognition and multiple-element arrangements, but we are currently in the process of analyzing the data that we have to support the fair value for the undelivered service elements. Our current EUV lithography source systems arrangements include acceptance provisions and such provisions will be satisfied by the issuance of an acceptance certificate by the customer. To date, we have shipped one EUV prototype system but have not yet recognized revenue as the acceptance certificate has not been received from the customer.

TCZ Products

The sale of our initial TCZ system includes installation services, training services and technical support services which are expected to be delivered over discrete time periods. We are currently in the process of analyzing the data that we have to evaluate whether fair value exists for the undelivered service elements. The initial TCZ sale includes an acceptance provision and this provision will be satisfied upon issuance of an acceptance certificate by the customer when the system meets all required specifications. To date, we have shipped one TCZ system, but have not yet recognized revenue under the agreement since the acceptance certificate has not been received from the customer.

Deferred Revenue

Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements as described above.

Inventory Valuation

Our inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or estimated market value, which is defined in authoritative guidance on inventory as the lower of the current replacement cost or net realizable value if the market value is less than cost. We evaluate the need to record adjustments of our inventory on a quarterly basis and our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, replacement parts and reusable parts that we use for our refurbishment activities. Obsolete inventory or inventory for which we do not have expected usage based on our forecasted demand is written down to its estimated market value, if less than its cost. When we perform our quarterly analysis of obsolete and excess inventory, we take into consideration certain assumptions related to market conditions and future demands for our products, including changes to product mix, new product introductions, and/or product discontinuances, which may result in excess or obsolete inventory. As part of this analysis, we also determine whether there are potential amounts owed to vendors as a result of cancelled or modified raw material orders. We estimate and record a separate liability, which is included in accrued and other liabilities in the accompanying unaudited condensed consolidated balance sheets for such amounts owed.

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

Based upon our experience, we believe that the estimates we use to calculate the value of our inventories are reasonable and properly reflect the risk of excess and obsolete inventory. If actual demand or the usage periods for our inventory are substantially different from our estimates, such differences may have a material adverse effect on our financial condition and results of operations. During changing or adverse economic conditions, it is difficult to estimate the future demand for our products. As a result, the likelihood that the usage period for our inventory will substantially differ from our estimates is increased. In order to minimize this risk, we use the most current demand plan information available to us so that the calculations for our excess inventory reflect the current state of the economy and our business.

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

Warranty Obligations

We maintain an accrual for the estimated cost of product warranties associated with our light source system and replacement parts sales. Warranty costs include replacement parts and labor costs to repair our products during the warranty periods. At the time revenue is recognized, we record a warranty provision, which is included in cost of revenues in our consolidated statements of operations. The warranty coverage period and terms for light source systems and replacement parts varies by light source system model. The warranty provision for our products is reviewed monthly and determined by using a statistical financial model, which takes into consideration actual historical expenses, product failure rates, and potential risks associated with our different products. This model is then used to estimate future expenses related to warranty and the required warranty provision. The risk levels and historical cost information and failure rates used within this model are reviewed throughout the year and updated as these inputs change over the product’s life cycle. Due to the highly technical nature of our light source system products, the newer model light sources and the modules contained within them have higher inherent warranty risks with their initial shipments and require higher warranty provisions until the technology becomes more mature.

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

Stock-Based Compensation

We estimate the fair value of stock-based compensation awards on the date of grant using an option-pricing model and amortize the resulting expense over the requisite service period of the award, which is generally the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock options that we grant under our equity incentive plans. In order to determine the fair value of stock option grants under the Black-Scholes option pricing model, we must use subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or other stock awards, such as our restricted stock unit awards, are granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates.

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

If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record may differ significantly in the future from what we have recorded in the current period and could materially impact our financial condition and operating results. Our key assumptions such as volatility and the forfeiture rate can be materially impacted during changing or adverse economic conditions.

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

We also grant performance restricted stock units (“PRSUs”) to our executive officers and certain key employees under our Long-Term Incentive Program. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on our relative performance compared to a specified group of peer companies over a three-year performance period and eligible individual’s management by objectives (“MBO”) achievement during the same three year performance period. The value of each PRSU is determined on the grant date, based on our stock price, and assumes that performance targets will be achieved. During each quarter over the three-year performance period, we will calculate and record the stock-based compensation expense for the PRSUs using the following estimates: 1) our expected performance (both revenue growth and net income as a percentage of revenue) as compared to the specified peer group companies as defined by the program over the three year period and 2) the expected average percentage achievement of each participant’s individual management by objective goals over the three year period. The results of these two estimates are used to calculate the expected PRSUs which will vest at the end of the three year period and the resulting quarterly stock-based compensation expense. At each reporting period, we reassess these estimates and the probability of meeting these goals and adjust our estimated stock-based compensation expense accordingly. If actual results are not consistent with our initial assumptions and judgments used in estimating the forecasted metrics, we may be required to increase or decrease compensation expense, which could materially impact our financial condition and operating results.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large lithography tool manufacturers or semiconductor manufacturers located throughout the world. In order to monitor potential credit losses, we perform periodic credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. We review the allowance for doubtful accounts on a quarterly basis to assess the adequacy of the allowance. We take into consideration the following when making this assessment;

•	Our customer’s payment history and how current they are on paying their outstanding receivables balance;

•	Our history of successfully collecting on past due or aged receivables if such exists for our customers;

•	Our customer’s current financial condition and any circumstances of which we are aware that would impact our customer’s ability to meet its financial obligations; and

•	Our judgments as to prevailing economic conditions in the industry and global economy and their impact on our customers.

If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us or the judgments used by us to determine a customer’s allowance prove to be incorrect or inaccurate, we may need to record additional allowances. When global economic conditions are changing or adverse, the likelihood that our customers will be unable to meet their financial obligations to us increases and it becomes more difficult and requires more judgment to determine the additional accounts receivable allowances required. In addition, due to the fact that our products are fairly expensive and we deal with a limited customer base, the trade receivable balance owed by any one customer can be significant. As a result, if our judgment of the financial condition of our customers, even a single customer, proves to be incorrect, we would have to record additional and potentially significant allowances and bad debt expense which would have a material impact on our business, financial condition and results of operations.

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

Significant judgments and estimates by management are required to project cash flows and, if required, estimate the fair value of the impaired long-lived assets. The estimated future cash flows are based upon, among other things, our strategic plans with regard to our business and operations, assumptions about expected future operating performance, and the interpretation of current and future economic indicators. When global economic conditions are changing or adverse, it is very difficult to estimate future cash flows as it requires management at the company to make judgments on when and how quickly the economy and the company’s business will recover. To the extent that the judgments used by us to calculate our future cash flows prove to be inaccurate or there are significant changes in market conditions, the overall condition of the global economy or our strategic plans change, it is possible that our conclusions regarding long-lived asset impairment could change. This could result in significant impairment charges which would have a material adverse effect on our business, financial position and results of operations.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the financial statement and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that our future taxable income will be sufficient to recover the majority of our deferred tax assets, with the exception of TCZ USA LLC’s (which is 100% owned by TCZ) deferred assets which are fully provided for. If in the future we determine that a change has occurred which will not allow this recovery, we will record a valuation allowance against our deferred tax assets. This will result in a charge against our income tax provision.

The calculation of our tax provision is dependant upon the geographic composition of our world wide earnings, tax regulations governing each region and the availability of tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations. We record tax liabilities for uncertain tax positions. The final payment of the amounts regarding these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs there will be either a benefit or a charge to our income tax provision.

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	99.8%	99.6%	99.7%	99.5%
Product sales - related party	0.2	0.4	0.3	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	51.8	53.1	57.3	51.9

Gross profit	48.2	46.9	42.7	48.1

Operating expenses:
Research and development	18.7	22.0	23.7	19.9
Sales and marketing	5.0	5.3	6.0	5.1
General and administrative	7.8	7.2	9.9	7.6
Restructuring	-	-	3.9	-

Total operating expenses	31.5	34.5	43.5	32.6

Operating income (loss)	16.7	12.4	(0.8)	15.5
Total other expense - net	(0.1)	(5.6)	(0.6)	(2.4)

Income (loss) before income tax provision (benefit)	16.6	6.8	(1.4)	13.1
Income tax provision (benefit)	5.9	2.4	(0.3)	4.6

Net income (loss)	10.7	4.4	(1.1)	8.5

Net loss attributable to noncontrolling interest	0.9	0.4	0.4	0.6

Net income (loss) attributable to Cymer, Inc.	11.6	4.8	(0.7)	9.1

We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including lithography light sources and installed base product sales. The TCZ segment is targeting the growing market for LTPS processing used in the manufacture of flat panel displays. No revenues were earned or recorded for the nine months ended September 30, 2009 and 2008 for the TCZ segment. The discussion which follows for operating expenses and other income and expenses includes our consolidated expenses and identifies expenses associated with the TCZ segment for the three and nine months ended September 30, 2009 and 2008. Additional information regarding our reporting segments is contained in Note 10, “Segment Operations,” to our unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2009 and 2008

Revenues. The types of revenue that we generate and how we recognize revenue for each is explained above under the heading “Critical Accounting Policies and Estimates.” The following table summarizes the components of our revenue (in thousands, except units sold and percentage change):

	For the three months ended September 30,		2009 vs. 2008
	2009	2008	Increase (Decrease)	% Change
Light source systems:
Revenue	$21,627	$34,118	($12,491)	-37%

Units sold	12	21	(9)	-43%

Average selling price (1)	$1,814	$1,620	194	12%

Installed base product sales	$70,701	$76,448	$(5,747)	-8%

Other revenue	$-	$53	$(53)	-100%

Total revenue	$92,328	$110,619	($18,291)	-17%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue decreased 17% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a 37% decline in light source system revenues and an 8% decrease in installed base product sales from period to period. The decrease in light source system revenues was primarily due to the lower number of light source systems that we sold as a result of the decline in lithography demand and the impact of the global economic conditions. A total of 12 light source systems were sold at an average selling price of approximately $1.8 million in the three months ended September 30, 2009 as compared to 21 light sources systems at an average selling price of approximately $1.6 million in the three months ended September 30, 2008. The average selling price of our light source systems increased 12% period over period due to a higher concentration of sales of our most advanced ArF light sources for high volume immersion production applications, primarily our XLR series of light source systems. Our installed base product revenue from period to period declined due to lower pulse utilizations of our light source systems. We expect our revenue in the fourth quarter of 2009 to be comparable to the revenue reported for the third quarter of 2009.

There were no revenues earned associated with our TCZ segment for the three months ended September 30, 2009 or 2008. To date TCZ has shipped one TCZ system, but we have not yet recognized revenue since the agreement includes acceptance provisions and the acceptance certificate has not been received from the customer.

Our DUV backlog includes only those orders for which we have received a completed purchase order from a customer, and that will be delivered to a customer within the following twelve months. In addition, our DUV backlog does not include services which will be provided to our customers in the future or under service contracts. For the period ended September 30, 2009, our DUV backlog totaled $41.1 million and total DUV bookings were $99.0 million which yielded a DUV book-to-bill ratio of 1.07 compared to the same period in 2008 where our DUV backlog totaled $50.4 million and total DUV bookings were $111.6 million which yielded a 1.0 DUV book-to-bill ratio. The decline in backlog and bookings period over period primarily reflects the downturn in the semiconductor capital equipment industry and the impact of the global economic conditions.

We installed 14 light sources at chipmakers and other end-users for the three months ended September 30, 2009 as compared to 23 light sources installed during the three months ended September 30, 2008.

Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and Europe and, to a lesser extent, other Asian countries. Approximately 84% and 82% of our sales for the three months ended September 30, 2009 and 2008, respectively, were derived from customers outside the U.S. We maintain a wholly owned Japanese subsidiary, Cymer Japan, which sells to our Japanese customers. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 18% and 21% of total revenues for the three months ended September 30, 2009 and 2008, respectively. The activities of Cymer Japan include sales and service of light source and installed base products purchased by Cymer Japan from our corporate office. We anticipate that international sales will continue to account for a significant portion of our sales.

Cost of Revenues. Cost of revenues includes direct material and labor, warranty expenses, installation expenses, license fees, manufacturing and service overhead. Cost of revenues also includes foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products by Cymer Japan for resale under firm third-party sales commitments. Shipping costs associated with our product sales are also included in cost of revenues. We do not charge our customers for shipping fees. The cost of revenues decreased 18.5% to $47.8 million for the three months ended September 30, 2009 from $58.7 million for the three months ended September 30, 2008. This decrease was primarily due to lower costs associated with our reduced light source system sales and lower costs associated with reduced installed base product revenue from period to period as well as lower OnPulse start-up costs for the three months ended September 30, 2009.

Cost of revenues associated with the TCZ segment was $171,000 for the three months ended September 30, 2009. The cost of revenues is associated with the installation costs incurred during the third quarter of 2009 to install our first TCZ system at a customer site. The customer is currently evaluating this system and TCZ is working with them to demonstrate the system’s capabilities. There were no costs of revenues associated with the TCZ segment for the three months ended September 30, 2008.

Gross profit decreased to $44.5 million with a 48.2% gross margin for the three months ended September 30, 2009 from $51.9 million with a 46.9% gross margin for the three months ended September 30, 2008. The decrease in gross profit period over period reflects the lower levels of both light source system and installed base product revenue. The increase in gross margin from period to period was primarily due to beneficial changes in product mix, lower OnPulse start-up expenses, and lower overall manufacturing and field costs. We anticipate that gross margin will remain relatively flat in the fourth quarter of 2009 as compared to the third quarter of 2009.

Research and Development. Research and development expenses include costs of internally-funded projects as well as continuing product development support expenses, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses decreased 29.1% to $17.3 million for the three months ended September 30, 2009 from $24.3 million for the three months ended September 30, 2008. This decrease in research and development expenses reflects the impact of the cost reduction actions we conducted in the fourth quarter of 2008 and continued into 2009 which resulted in lower employee compensation and benefit costs as well as adjusted spending on our DUV product portfolio. Although we have reduced our spending in response to the industry downturn and current global economic climate, we continue to maintain our strategic investment in EUV source development and in TCZ for low-temperature poly-silicon product development. Included in variable compensation expenses for research and development for the three months ended September 30, 2009 were approximately $763,000 of expenses associated with our financial performance-based cash bonus program for the second half of fiscal 2009 (the “2H-2009 Plan”). As a percentage of total revenues, research and development expenses decreased to 18.7% for the three months ended September 30, 2009 from 22.0% for the three months ended September 30, 2008. We anticipate that research and development expenses in the fourth quarter of 2009 will be comparable to the third quarter of 2009.

Research and development expenses for the TCZ segment associated with their LTPS product development efforts remained flat at $1.1 million for each of the three month periods ended September 30, 2009 and 2008.

Sales and Marketing. Sales and marketing expenses include sales, marketing and customer support staff expenses and other marketing expenses. Sales and marketing expenses decreased 20.1% to $4.7 million for the three months ended September 30, 2009 from $5.9 million for the three months ended September 30, 2008. The decrease in sales and marketing expenses from period to period primarily reflects a decline of $1.4 million in employee compensation and benefits, travel and entertainment, trade shows, and facilities related expenses as a result of cost reduction actions we conducted in the fourth quarter of 2008 and continued in 2009. Included in variable compensation expenses for sales and marketing for the three months ended September 30, 2009 were approximately $367,000 of expenses associated with our 2H-2009 Plan. As a percentage of total revenues, sales and marketing expenses decreased to 5.0% for the three months ended September 30, 2009 compared to 5.3% for the three months ended September 30, 2008. We anticipate that sales and marketing expenses in the fourth quarter of 2009 will be comparable to the third quarter 2009 levels.

Sales and marketing expenses associated with the TCZ segment increased to $579,000 for the three months ended September 30, 2009 from $517,000 for the three months ended September 30, 2008 due primarily to increases in employee compensation and benefits partially offset by, a decrease in travel and entertainment expenses.

General and Administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services, including external audit and consultant fees, and administrative operating costs. General and administrative expenses decreased 10.4% to $7.2 million for the three months ended September 30, 2009 from $8.0 million for the three months ended September 30, 2008. The decrease from period to period primarily reflects a $1.9 million decline in employee compensation and benefits costs, outside services and professional fees, travel and entertainment expenses and facilities related expense as a result of the cost reduction actions we implemented in the fourth quarter of 2008 and continued in 2009. In addition, this period over period decrease reflects a $214,000 decrease in bad debt expense. Included in our variable compensation expenses for the three months ended September 30, 2009 were approximately $598,000 of expenses associated with our 2H-2009 Plan. As a percentage of total revenues, general and administrative expenses increased to 7.8% for the three months ended September 30, 2009 compared to 7.2% for the three months ended September 30, 2008. We anticipate that general and administrative expenses in the fourth quarter of 2009 will be comparable to the third quarter 2009 levels.

General and administrative expenses associated with the TCZ segment increased to $276,000 for the three months ended September 30, 2009 from a negative expense of $66,000 for the three months ended September 30, 2008 due primarily to increases in employee compensation and benefits. This increase in employee compensation and benefit expenses was partially offset by a decrease in accounting, travel and entertainment expenses from period to period. The primary cause of the negative expense for the three months ended September 30, 2008 was due to a reversal of amounts recorded for the TCZ incentive program as a result of changes in TCZ’s expected results identified during the period.

Restructuring. There were no restructuring expenses recorded for the Cymer segment or the TCZ segment for the three months ended September 30, 2009 or 2008.

Total Other Income (Expense)—Net. Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, interest expense incurred on our convertible subordinated notes that were outstanding until February 2009, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Net other expense decreased to $47,000 for the three months ended September 30, 2009 compared to $6.3 million for the three months ended September 30, 2008 primarily due to a large decline in foreign currency exchange losses from period to period. Foreign currency exchange losses totaled $10,000 during the three months ended September 30, 2009 as compared to $6.4 million during the three months ended September 30, 2008. This reduction from period to period reflects the reduced volatility of foreign currency exchange rates, particularly the Korean Won against the U.S. Dollar, and the impact of our foreign currency exchange hedging program.

Additionally, the decline in net other expense reflects a decrease in interest expenses of $1.6 million from period to period as a result of the repayment of our convertible subordinated note in February 2009. Net other expense for the three months ended September 30, 2009 also included a $126,000 gain recognized from the redemption of a short-term investment. These positive impacts on net other expenses for the three months ended September 30, 2009 were partially offset by a decrease in interest income of $1.8 million from period to period as a result of lower overall cash and investment balances and lower interest rate yields. We also recorded a $291,000 write-down during the three months ended September 30, 2009 on a preferred stock security that was distributed to us in April 2009 when an auction rate security held by us was dissolved. We recorded a $270,000 write-down on this auction rate security during the three months ended September 30, 2008.

Total expense, net associated with the TCZ segment decreased to $56,000 for the three months ended September 30, 2009 compared to $176,000 for the three months ended September 30, 2008. This decrease primarily reflects lower foreign currency exchange losses recorded during the three months ended September 30, 2009 related to the stronger Korean Won and Japanese Yen compared to much higher foreign currency exchange losses and higher interest income during the same period in 2008.

Income Tax Provision (Benefit). The tax provision of $5.4 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively, reflects a tax rate for both quarters of 35%. Forecasting for 2009 continues to be subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, we calculated our quarterly provision using the year to date actual results for the nine months ended September 30, 2009, and the tax provision for the third quarter of 2009 reflects the difference between the tax provision for the nine months of 2009 and that of the first two quarters of 2009. The tax expense for the three months ended September 30, 2009 reflects the quarterly expense recorded in order to adjust the 2009 year to date tax benefit to a 21% rate from the 33% rate recorded as of June 30, 2009. The decrease in the tax rate from period to period is primarily due to the impact of the lower research and development expenses resulting in a lower research and development tax credits and an increase in foreign losses with no tax benefit during the third quarter of 2009.

Nine Months Ended September 30, 2009 and 2008

Revenues. The following table summarizes certain measures and the components of our revenue (in thousands, except units sold):

	For the nine months ended September 30,		2009 vs. 2008
	2009	2008	Increase (Decrease)	% Change
Light source systems:
Revenue	$45,582	$120,466	($74,884)	-62%

Units sold	25	81	(56)	-69%

Average selling price (1)	$1,794	$1,486	308	21%

Installed base product sales	$165,678	$237,814	(72,136)	-30%

Other revenue	-	$282	($282)	-100%

Total revenue	$211,260	$358,562	$(147,302)	-41%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue decreased 41% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a 62% decline in light source system revenues and a 30% decrease in installed base product sales. The decrease in light source revenues was primarily due to the lower number of light source systems that we sold as a result of the decline in lithography demand and the impact of the global economic conditions. A total of 25 light source systems were sold at an average selling price of $1.8 million in the nine months ended September 30, 2009 compared to 81 light sources systems at an average selling price of $1.5 million in the nine months ended September 30, 2008. The average selling price of our light source systems increased 21% period over period due to a higher concentration of sales of our most advanced ArF light sources for immersion production applications which include our XLR series light source systems. Although our installed base product revenue declined from period to period due to a decline in pulse utilizations it did not decline as significantly as our light source system sales.

There were no revenues earned associated with our TCZ segment for the nine months ended September 30, 2009 or 2008. To date, TCZ has shipped one system but we have not yet recognized revenue as the agreement includes acceptance provisions and the acceptance certificate has not been received from the customer.

Sales to Nikon and ASML, two of our three lithography tool manufacturing customers, and Samsung, who purchases installed base products from us, amounted to 18%, 14% and 13%, respectively, of total revenue for the nine months ended September 30, 2009, and 18%, 24% and 10%, respectively, of total revenue for the nine months ended September 30, 2008. Sales of our installed base products sales accounted for 78% of total revenue for the nine months ended September 30, 2009 and 66% of total revenue for the nine months ended September 30, 2008. This increase from period to period is primarily due to the significantly reduced levels of light source system sales relative to total sales for the nine months ended September 30, 2009 as compared to the same period in 2008.

Approximately 83% and 84% of our sales for the nine months ended September 30, 2009 and 2008, respectively, were derived from customers outside the United States. Revenues from Japanese customers, generated primarily by Cymer Japan, accounted for 24% and 21% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.

Cost of Revenues. The cost of revenues decreased 34.9% to $121.1 million for the nine months ended September 30, 2009 from $186.1 million for the nine months ended September 30, 2008. This decrease was primarily due to lower costs associated with our reduced light source system sales, and lower installed base product costs due to lower installed based product sales and lower warranty expenses period over period. These decreases in costs of revenue were partially offset by a $5.6 million idle capacity charge associated with unabsorbed manufacturing costs which resulted primarily from the decline in light source demand and reduced production levels during the first nine months of 2009.

Cost of revenues associated with the TCZ segment was $171,000 for the nine months ended September 30, 2009. This cost of revenues is associated with the installation costs incurred during the third quarter of 2009 to install the first system at a customer site. The customer is currently evaluating this system and TCZ is working with them to demonstrate the system’s capabilities. There were no costs of revenues associated with the TCZ segment for the nine months ended September 30, 2008.

Gross profit decreased to $90.2 million with a 42.7% gross margin for the nine months ended September 30, 2009 from $172.4 million with a 48.1% gross margin for the nine months ended September 30, 2008. The decline from period to period was primarily due to the larger percentage of sales attributable to our installed base products which generate lower margins than our light source systems. In addition, gross margin was also negatively impacted in the first nine months of 2009 by start-up costs for light sources covered under OnPulse contracts, idle capacity charges associated with unabsorbed manufacturing costs, and additional reserves for our inventory.

Research and Development. Research and development expenses decreased 29.9% to $50.0 million for the nine months ended September 30, 2009 from $71.3 million for the nine months ended September 30, 2008 primarily due to the reductions in our workforce and cost reduction actions which we conducted in the fourth quarter of 2008 and continued in 2009. These activities resulted in lower employee compensation and benefit costs, reduced variable compensation costs, decreased travel and entertainment expenses and adjustments to spending on our DUV product portfolio. Included in our variable compensation expenses for the nine months ended September 30, 2009 were approximately $763,000 of expenses associated with our 2H-2009 Plan. We continue to maintain our strategic investment in EUV source development and also in TCZ for LTPS product development. As a percentage of total revenues, research and development expenses increased to 23.7% for the nine months ended September 30, 2009 from 19.9% for the nine months ended September 30, 2008.

Research and development expenses for the TCZ segment associated with their LTPS product development efforts decreased 18.4% to $3.1 million for the nine months ended September 30, 2009 from $3.8 million for the nine months ended September 30, 2008 due primarily to a reduction in depreciation expense associated with certain demonstration equipment that was fully depreciated in 2008.

Sales and Marketing. Sales and marketing expenses decreased 31.5% to $12.6 million for the nine months ended September 30, 2009 from $18.4 million for the nine months ended September 30, 2008. This decrease from period to period primarily reflects a decline of $5.8 million in employee compensation and benefits, travel and entertainment, and facilities costs as a result of the reductions in workforce and cost reduction actions we conducted in the fourth quarter of 2008 and continued in 2009. Included in our variable compensation expenses for the nine months ended September 30, 2009 were approximately $367,000 of expenses associated with our 2H-2009 Plan. As a percentage of total revenues, sales and marketing expenses increased to 6.0% for the nine months ended September 30, 2009 compared to 5.1% for the nine months ended September 30, 2008.

Sales and marketing expenses associated with the TCZ segment increased 25.0% to $1.5 million for the nine months ended September 30, 2009 from $1.2 million for the nine months ended September 30, 2008 due primarily to increases in employee compensation and benefits related expenses, travel and entertainment expenses and consulting expenses.

General and Administrative. General and administrative expenses decreased 23.1% to $20.8 million for the nine months ended September 30, 2009 from $27.1 million for the nine months ended September 30, 2008. The decline period over period primarily reflects a decline of $7.6 million in employee compensation and benefits, professional fees, travel and entertainment, and facilities related costs as a result of the reductions in our workforce and cost reduction actions which we implemented in the fourth quarter of 2008 and continued in 2009. These decreases in general and administrative expenses were partially offset by a $948,000 increase in bad debt expense from period to period as a result of certain of our customers that we identified as being at risk as a result of the downturn in the semiconductor industry and the current global economic climate. Included in our variable compensation expenses for the nine months ended September 30, 2009 were approximately $598,000 of expenses associated with our 2H-2009 Plan. As a percentage of total revenues, general and administrative expenses increased to 9.9% for the nine months ended September 30, 2009 compared to 7.6% for the nine months ended September 30, 2008.

General and administrative expenses associated with the TCZ segment increased 30.6% to $772,000 for the nine months ended September 30, 2009 from $591,000 for the nine months ended September 30, 2008 due primarily to increases in compensation and benefits associated with the TCZ incentive program. This increase was partially offset by a decrease in accounting and travel expenses.

Restructuring. In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, in response to the deterioration in the lithography sector of the semiconductor capital equipment market. These reductions in workforce impacted employees within our Cymer segment. As a result of these 2009 reductions in our workforce, we recorded charges to restructuring expense of approximately $8.4 million for the nine months ended September 30, 2009 primarily associated with severance charges. We did not have any such restructuring expenses for the nine months ended September 30, 2008. As a percentage of total revenues, restructuring expenses were 3.9% for the nine months ended September 30, 2009.

There were no restructuring expenses associated with TCZ for the nine months ended September 30, 2009 or 2008.

Total Other Income (Expense)—Net. Net - other expense decreased to $1.4 million for the nine months ended September 30, 2009 from $8.8 million for the nine months ended September 30, 2008 primarily due to the decreases in our foreign currency exchanges losses and the significantly reduced write-downs on investments period over period. Foreign currency exchange losses total to $1.5 million for the nine months ended September 30, 2009 and were caused primarily by a lower volatility in the Korean Won against the U.S. Dollar and the impact of our foreign currency exchange hedging program. Foreign currency exchange losses were $6.4 million for the nine months ended September 30, 2008 and were caused by a significant decline in the value of the Korean Won against the U.S. Dollar. Impairment charges on the preferred stock that was distributed to us when the sole auction rate security held by us was dissolved in April 2009 were $291,000 for the nine months ended September 30, 2009 reducing the carrying amount of the auction rate preferred stock to zero at September 30, 2009, compared to impairment charges on our auction rate security of $5.1 million for the nine months ended September 30, 2008. Based on the crisis in the credit market in 2008 and the continued downgrading of this auction rate security in 2008, our evaluation of its fair value at September 30, 2008 resulted in an other-than-temporary impairment of $5.1 million.

Additionally, the decline in net other expense reflects a decrease in interest expense of $4.0 million from period to period as a result of the repayment of our convertible subordinated note in February 2009. Interest and other income for the nine months ended September 30, 2009 includes a $126,000 gain associated with the redemption of a short-term investment. These decreases in other expense, net were partially offset by a $6.4 million reduction in interest and other income from period to period as a result of lower overall cash and investment balances and lower interest rate yields.

Total other expense, net associated with the TCZ segment decreased to $79,000 for the nine months ended September 30, 2009 from $145,000 for the nine months ended September 30, 2008. This change primarily reflects lower foreign currency exchange losses due to decreased foreign currency volatility and exposure offset by lower interest income due to lower interest rate yields earned for the nine months ended September 30, 2009 compared to the same period in 2008.

Income Tax Provision (Benefit). The tax benefit of $632,000 and the tax provision of $16.4 million for the nine months ended September 30, 2009 and 2008, respectively, reflects a tax benefit for the year of 21% and a tax provision of 35%, respectively. Forecasting for 2009 is subject to significant change and projection of an annual effective tax rate for the year is not appropriate. Therefore, we calculated our provision using the actual results for the nine months ended September 30, 2009. The tax benefit recognized during the nine months ended September 30, 2009 is primarily due to the net loss incurred for the first nine months of 2009. The impact of the foreign losses with no tax benefit had a much larger impact on the nine months ended September 30, 2009 than it did on the nine months ended September 30, 2008. This is primarily due to the fact that the foreign losses remained consistent for both years while the pre-tax loss for the nine months ended September 30, 2009 was significantly smaller than the pre-tax income for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from cash generated from operations, the proceeds from note offerings, and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. At September 30, 2009, we had $111.6 million in cash and cash equivalents, $46.7 million in short-term investments, and $390.5 million in working capital. We also had $1.2 million in restricted cash at September 30, 2009 which is associated with a secured refund bond that we entered into and was required by one of our customers related to a sale to them in the third quarter of 2009. The overall decrease in cash and cash equivalents from December 31, 2008 to September 30, 2009 was primarily due to cash used in the first quarter of 2009 to repay our convertible subordinated notes and accrued interest which totaled to $143.2 million.

Operating Activities. Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2009 compared to net cash used in operating activities of $28.5 million for the nine months ended September 30, 2008. Net cash provided by operating activities for the nine months ended September 30, 2009 primarily reflects decreases in inventory and the effect of non-cash charges including depreciation and amortization and stock-based compensation and increases in deferred revenue. These sources of cash were somewhat offset by increases in accounts receivable, decreases in accrued and other liabilities, and changes in the balances of income taxes payable and receivable during the nine months ended September 30, 2009. The decrease in inventory is due primarily to decreases in our spare parts inventory as we focused on managing and optimizing these inventory levels during the nine months ended September 30, 2009. These decreases in our spare parts inventory levels were partially offset by increases in inventory related to EUV systems that are being built to fulfill our first EUV order with ASML. The increase in accounts receivable reflects higher overall revenue levels and a higher level of shipments that occurred later in the quarter which resulted in higher outstanding accounts receivable balances at September 30, 2009. The changes in the income tax accounts were primarily due to tax payments that were made during the period. The decrease in accrued and other liabilities primarily reflects the decrease in our warranty provision as a result of reduced sales and the lower number of light source systems that are currently under warranty and payments we made during the period associated with our restructuring activities that took place in the first quarter of 2009.

Net cash used in operating activities for the nine months ended September 30, 2008 primarily reflects significant increases in inventory, decreases in accrued expenses and other liabilities, changes in the balances of income taxes payable and receivable during the period. This use of cash was partially offset by net income for the period and decreases in accounts receivable during the period. The increase in inventory was due primarily to increases in our field inventory to support the increased utilization of our light sources in the first nine months of 2008, to provide for faster replacement parts availability and optimize field inventory to support the XLR light source system installations and to support our OnPulse agreements. The increase in inventory also reflected EUV work in process inventory in support of planned production demand. The decrease in accounts receivable was due to ongoing collection efforts, and the changes in the income tax accounts were primarily due to significant tax payments that were made during the nine month period ended September 30, 2008.

Investing Activities. Net cash used in investing activities was $13.1 million and $28.3 for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities for the nine months ended September 30, 2009 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period. As a result of our cost reduction efforts in 2009, our capital expenditures remained low and totaled approximately $6.3 million for the first nine months of 2009. A portion of the proceeds from matured investments were used to redeem our convertible subordinated notes in February 2009.

Net cash used in investing activities for the nine months ended September 30, 2008 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period and the acquisition of $19.2 million of property and equipment, a significant portion of which related to building improvement costs and engineering equipment associated with our EUV research, development and productization efforts.

Financing Activities. Net cash used in financing activities was $136.0 million and $19.1 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in financing activities for the nine months ended September 30, 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinate notes that matured on February 15, 2009. This payment was partially offset by proceeds from the exercise of employee stock options totaling $3.8 million, an additional cash investment received from Zeiss, the TCZ minority shareholder, in the amount of $800,000, and excess tax benefits from stock option exercises of $199,000.

Net cash used in financing activities for the nine months ended September 30, 2008 reflects the purchase of shares of our common stock totaling $22.9 million. This use of cash was partially offset by an additional cash investment received from Zeiss in the amount of $2.0 million, proceeds from the exercise of employee stock options totaling $1.8 million, and excess tax benefits from stock option exercises of $37,000.

Effect of Exchange Rate Changes. Most of our foreign subsidiary offices operate in currencies other than the U.S. Dollar and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiary offices operate have experienced increased volatility in 2008 and 2009. The exchange rate related reduction in cash and cash equivalents of $799,000 for the nine months ended September 30, 2009 was primarily driven by the volatility of the Japanese Yen and the Korean Won against the U.S. Dollar. The exchange rate related reduction in cash and cash equivalents of $7.0 million for the nine months ended September 30, 2008 was primarily caused by the weakening of the Korean Won against the U.S. Dollar.

Prospective Capital Needs. We require substantial resources to fund the operations of our business, particularly to fund our investment in new light source technologies, including inventory and capital in support of these technologies. In addition, we require resources to fund our normal operations and the activities of TCZ. On February 17, 2009, we used $143.2 million of our total cash and short-term investments balances to redeem our convertible subordinated notes and the remaining interest due. We believe that our current cash, cash equivalents and marketable securities and, to a lesser extent, cash from the exercise of employee stock options and the purchase by our employees of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs for our normal operations, our investments in our new light source technologies, including EUV and TCZ, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. We have taken steps to reduce certain expenditures as part of our announced reductions in workforce in November 2008 and the first quarter of 2009, and we will continue to monitor and control expenditures for this purpose. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. As of September 30, 2009, we have $77.1 million remaining of this authorization. We are currently not using our cash or marketable securities for common stock repurchases but we could do so in the future.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new light source technologies such as EUV;

•

general economic and political conditions and specific conditions in the markets in which we operate, including the volatility in the semiconductor industry, and trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the overall levels of sales of our products and gross profit margins;

•	the timing and requirements of spending to support product development efforts and other operating costs;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	the required investment to support TCZ;

•	our manufacturing activity;

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly during changing or adverse global economic conditions, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	the levels of inventory and accounts receivable that we maintain;

•	the market acceptance of our products;

•	competitive labor market compensation requirements;

•	acquisitions of assets, products or new technologies;

•	capital improvements for new and existing facilities;

•	our relationships with suppliers and customers; and

•	the level of exercises of stock options and stock purchases by our employees under our employee stock purchase plan.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

FUTURE ACCOUNTING REQUIREMENTS

In December 2008, the FASB issued authoritative guidance for retirement benefits which requires an entity to disclose the following information related to its pension plan assets: 1) investment policies and strategies; 2) categories of plan assets; 3) fair value measurements of plan assets (following the fair value hierarchy of the authoritative guidance for fair value measurements and disclosures and 4) any significant concentrations of risks. The authoritative guidance for retirement benefits is effective for fiscal years ending after December 15, 2009. We will adopt the authoritative guidance for retirement benefits on December 31, 2009 and we do not expect its adoption to have an impact on our consolidated financial statements.

In August 2009, the FASB issued authoritative guidance for fair value measurements and disclosures for liabilities to provide additional guidance on the valuation techniques used in fair value measurements of liabilities of a reporting entity. This authoritative guidance is effective for the first reporting period beginning after its issuance. We will adopt this revised authoritative guidance for fair value measurements and disclosures for liabilities as of October 1, 2009 and we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In October 2009, the FASB issued revised guidance for revenue recognition for multiple-element arrangements. This new guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements, and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The revised guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables. In addition, the revised guidance expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements, and requires detailed transitional disclosures during the year of adoption of this new authoritative guidance. The revised authoritative guidance for revenue recognition for multiple-element arrangements will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted under certain circumstances. We are currently assessing the potential impact of the adoption of this new authoritative guidance on our consolidated financial statements and disclosures and whether we will early adopt it.

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

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency. In this instance we enter into derivative financial instruments, principally forward contracts which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions.

The second category of foreign currency risk occurs when transactions are recorded to our consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our consolidated financial statements are not designated as hedges and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions.

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experience ineffectiveness of cash flow hedges from cancelled transactions. The fair value of all our forward contracts totaled to a liability of $1.1 million as of September 30, 2009. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $348,000 as of September 30, 2009.

At September 30, 2009, we had outstanding forward contracts to buy $16.0 million in exchange for Japanese Yen, $4.5 million in exchange for Korean Won, $4.0 million in exchange for Taiwanese Dollars and to sell $7.0 million in exchange for Euros. These contracts expire on various dates through March 2010.

For the nine months ended September 30, 2009 and 2008, we recorded foreign currency exchange losses which totaled $1.5 million and $6.4 million, respectively. The foreign currency exchange losses for both periods were primarily attributable to the volatility of the Korean Won against the U.S. Dollar. These foreign currency losses are included in other income (expense) on the accompanying unaudited condensed consolidated statements of operations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 15% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $917,000 and $6.2 million at September 30, 2009 and September 30, 2008, respectively. The adverse impact at September 30, 2009 and September 30, 2008 is after consideration of the offsetting effect of approximately $3.2 million and $3.6 million from forward exchange contracts in place for the months of September 30, 2009 and September 30, 2008, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 15% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Investment and Debt Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. A change in market interest rates of 10% would have impacted our net income from these investments by approximately $106,000 for the nine months ended September 30, 2009.

We also currently hold preferred stock that was distributed to us when our sole auction rate security was dissolved in April 2009. The auction rate security was purchased according to our investment policy in October 2007 at a par value of $5.6 million and failed at every auction from November 2007 until its dissolution in April 2009. We recorded impairment charges totaling $5.3 million in 2008 associated with this security. At June 30, 2009, the preferred stock had a carrying value of $291,000 equivalent to the most recent fair value determination of the auction rate security. During the three month period ended September 30, 2009, we determined that there is no reasonable probability of receiving any future cash flow from the preferred stock. Therefore, we concluded that it was appropriate for us to write off the remaining value of this security and record an other-than-temporary impairment of $291,000. This final impairment was included in other income (expense) in the accompanying unaudited condensed consolidated financial statements of operations during the three months ended September 30, 2009.

On February 17, 2009, our 3.50% convertible subordinated notes came due and we repaid the outstanding principal balance of $140.7 million plus accrued interest of $2.5 million.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. For the third quarter of 2009, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009, and concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

changing or adverse global economic conditions, including their potential effects on our customers, suppliers, ability to sell products internationally, and investments, and on energy prices, inflation, deflation, recession, unemployment, consumer confidence and demand, turmoil in the credit markets and financial services industry, and credit availability;

•	global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•	cyclicality in the market for semiconductor manufacturing equipment;

•	rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

•	rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•	timing and size of orders from our customers;

•	the ability of our customers to pay for products purchased from us;

•	our ability to manage customer satisfaction, product reliability, and provide effective field support to our customers;

•	increases or decreases in market penetration by our competitor;

•	demand for reduced product lead time from our customers;

•	the mix of light source models, and the level of installed base products revenues in our total revenues;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs;

•	utilization rates of light sources by our chipmaker customers and pulse usage which impact our installed base products revenues and costs;

•	our ability to manage our manufacturing and inventory requirements including our inventory levels and controls at our widely dispersed operations;

•	the financial condition of our suppliers which, if negative, could impact their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

We have historically derived the majority of our quarterly and annual revenues from selling light source systems and installed base products used in semiconductor manufacturing. In recent years, light source sales accounted for approximately half of our revenue until 2008, when light source sales fell to 34% of total revenue. We expect that light source sales will represent a lower percentage of our total revenue for 2009. Because we sell a limited number of light source system products, the precise timing for recognizing revenue from an order may have a significant impact on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance. In addition, our light source systems used in a production environment generate product revenues based on system usage.

As our installed base of light source systems grows, the product revenues generated by the operation of these light sources have a significant impact on our business operations. The revenues from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems. Our operating results for a particular period may be adversely affected if our customers reduce usage rates, or change their buying patterns, or if we incur higher parts replacement costs.

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

As a result of the cyclicality of the semiconductor industry, the semiconductor capital equipment industry historically has experienced periodic ups and downs. The cyclical nature of the semiconductor and the semiconductor capital equipment industries affects our ability to accurately predict future revenue and therefore our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction actions may be necessary in order for us to remain competitive and financially sound. During a down cycle or slowdown, we must adjust our cost and expense structure to prevailing market conditions while maintaining our longer term strategies and motivating and retaining our key employees. In contrast, during periods of rapid growth, we must quickly increase manufacturing capacity and personnel to meet our customers’ needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

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

Global economic market conditions could affect our revenues and operating results.*

The economies of the United States and other developed countries have been in a recession. We cannot predict either the depth or the duration of an economic downturn or the speed and sustainability of an economic recovery.

Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. A general weakening of, or declining corporate or consumer confidence in, the global and domestic economy, or a reduction in corporate or consumer spending, could delay or significantly decrease purchases of our products by our customers, which are driven in part by indirect consumer demand for the electronic devices that contain semiconductor chips. It could also decrease revenues from our installed base products by causing our chipmaker customers to reduce their usage rates. Our revenues and operating results will be affected by uncertain or changing economic and market conditions including inflation, deflation, prolonged weak consumer demand or other changes which may impact the principal markets in which we conduct business. If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we will experience material impacts on our business, operating results, and financial condition, which could result in a decline in the price of our common stock.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, our revenues would be reduced and our financial condition and cash flows would suffer.*

Two large companies, ASML and Nikon, dominate the photolithography tool business. Collectively, ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our total revenue during the periods indicated:

	Nine months ended September 30,
	2009	2008
ASML	14%	24%
Nikon	18%	18%
Samsung	13%	10%

Total	45%	52%

We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•	a deterioration of the global economy;

•	a change in a customer’s competitive position in its industry;

•	a customer experiencing production problems;

•	a decision to purchase light sources or related products from other suppliers;

•	changes in economic conditions in the semiconductor or the photolithography tool industries; and

•	a decline in a customer’s financial condition.

Collectively, these companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	September 30, 2009	December 31, 2008
ASML	24%	32%
Nikon	8%	23%
Samsung	8%	4%

Total	40%	59%

These three customers account for approximately 45% of total consolidated revenue for the first nine months of 2009 and approximately 40% of total accounts receivable at September 30, 2009. Although our overall risk is greater due to the downturn in the global economy, we believe there is limited credit risk exposure for us with these companies who continue to demonstrate sound creditworthiness. However, our ability to collect future revenue from them is dependent on their financial condition and liquidity.

We maintain allowances for potential credit losses associated with accounts receivable due from our customers, and such losses to date have not exceeded management’s expectations. These customers may experience financial difficulties, particularly during adverse economic conditions, and this could negatively impact their liquidity and their ability to pay us.

The loss of any significant business from, or production problems for, any one of these customers would harm our business and financial condition.

Our revenue is derived from the sale of our light source systems and of products in support of the installed base of light source systems being used in production.*

We sell excimer light source systems, including KrF and ArF systems, and installed base products. We expect these light source systems and the products in support of the installed base of light sources to continue to account for a majority of our revenues in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate with which chipmakers adopt excimer light sources may vary for a variety of reasons, including:

•	performance of ArF immersion-specific resists;

•	potential shortages of specialized materials used in DUV optics;

•	the productivity of double-patterning ArF lithography tools;

•	consolidation of chipmakers; and

•	the level of demand for chips with ever-smaller feature sizes.

We cannot guarantee that these factors can or will be overcome or that the demand for our excimer light source systems and installed base products will not be materially reduced. The demand for our light source systems and installed base products, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

•	a decline in demand for our customers’ DUV photolithography tools;

•	a failure to achieve continued market acceptance of our products;

•	a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field support;

•	a failure to release enhanced versions of our products on a timely basis;

•	a decline in chipmaker light source utilization rates or retirement of light sources in our installed base;

•	a deterioration in global economic conditions;

•	the introduction of one or more improved versions of products by a competitor in the market in which we participate; and

•	technological changes that we are unable to address with our products.

We may not have sufficient cash to fund our current operations and future growth plans.*

In February 2009, we paid approximately $143.2 million including accrued interest to redeem our outstanding convertible subordinated notes which had reached maturity. As a result, our total cash and investment balances are significantly lower than they were at December 31, 2008. We believe that our remaining cash resources will be sufficient for our planned operations, but if global economic conditions deteriorate, our business conditions worsen, our plans change or other unanticipated events occur, we may need to raise additional cash through the establishment of financing facilities or the sale of equity or debt securities. Depending on the available interest rates and other market conditions at the time, it could be difficult for us to raise the additional cash needed without incurring significant dilution of our existing stockholders or agreeing to significant restrictions on our ability to operate as currently planned. If we were unable to raise additional cash in such circumstances, we could be required to reduce costs further through the delay, reduction or curtailment of our plans, including further reductions in our global workforce or other cost reduction actions, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products. *

We purchase a limited number of components and subassemblies included in our light source systems and installed base products from a single supplier or a small group of suppliers. For certain optical, control system and pulse power components and subassemblies used in our light source systems and installed base products, we currently utilize a single supplier. To reduce the risk associated with this single supplier, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and therefore are susceptible to industry ups and downs and subject to the same risks and uncertainties regarding their ability to respond to changing market and global economic conditions. Because many of these suppliers reduce the size of their workforce in an industry downturn and increase it in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. These suppliers may also be adversely impacted by economic conditions, which could result in a lack of available capital and thereby limit their ability to access such capital if needed to fund their operations. In addition, if we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which would harm our operating results, financial condition and cash flows.

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

Current technologies which are still being commercialized, such as EUV, and future technologies such as nano-imprint lithography, and certain maskless lithography techniques may render our KrF and ArF excimer light source products obsolete. We must manage product transitions, as the introduction of new products could adversely affect our sales of existing products.

We are currently developing EUV source technology for chip manufacturing at 22 nm and below. In the second quarter of 2009, we shipped the first prototype EUV source to ASML. We are currently integrating and testing the prototype source into an ASML EUV lithography scanner. If we are not able to meet customer specifications, or have reliability or quality problems, or if follow on pilot and eventually commercial systems are not introduced on time, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. Our financial performance may also be adversely impacted if we must delay the timing of recognizing revenue associated with new products such as EUV. Our EUV product currently has an exposure power of 75 watts and we are targeting to achieve higher exposure power to support volume manufacturing with ASML’s EUV technology. If we cannot achieve the necessary level of exposure power, the adoption rate of our EUV product, and therefore our performance, may be adversely affected.

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

We face competition from one company and may face competition from additional competitors who enter the market.*

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Currently, we have one competitor that sells light sources for DUV photolithography applications . This competitor, Gigaphoton, is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. We know that our customers have purchased products from this competitor and that our customers have qualified this competitor’s light sources for use with their products.

We may face future competition from companies who develop systems and products that are competitive to our products. This competition may affect our ability to sell our products. Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of light sources which represents a significant revenue stream for us, and they may attempt to supply replacement parts to our customer base. If any existing or future competitors gain market acceptance, we could lose market share and our growth could slow or decline, which could have a material adverse effect on our operating results, financial condition and cash flows.

We must effectively manage changes in our business.*

In order to respond to the business cycles of the semiconductor industry and overall economic conditions, we must constantly adjust our plans and cost structure. As the semiconductor equipment industry cycle moves between contraction and growth and the condition of the global economy changes, we need to:

•	quickly adapt to changing sales and marketing channels;

•	effectively manage our inventory levels;

•	closely manage our global operations and cost structure;

•	attract, train, retain and motivate key personnel;

•	improve our product reliability through quality control, order fulfillment and customer support capabilities; and

•	improve our processes and other internal management systems.

If we fail to effectively manage changes in our business, our operating results, financial condition and cash flows will be adversely affected.

Any failure to manage our inventory levels, particularly during adverse economic conditions, and our inventory controls at our widely dispersed operations could adversely affect our business, financial conditions and results of operations.*

We need to continually evaluate and monitor the adequacy of our inventory levels. We also need to closely manage the levels of obsolete and excess parts. We have inventory located at warehouses at our corporate office in the United States and at bonded warehouses near our subsidiaries in Korea, Taiwan and Europe. The success of our business depends to a significant degree on our ability to maintain or increase the sales of our products in the markets in which we do business. If we misjudge the market or demand for our products or the overall condition of the global economy, our revenues may decline significantly, which could result in excess inventory levels. As a result of these inventory levels, we may be required to significantly write down the value of our inventory which would negatively impact our financial condition and results of operations. In addition, if we sell excessive amounts of inventory to our subsidiary offices, this would increase their intercompany payables to us in U.S. Dollars which could increase our exposure to foreign currency fluctuations. This exposure could negatively impact our financial condition and results of operations if it is not adequately offset by our foreign currency hedging program.

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

We are exposed to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be adversely affected by these fluctuations.*

We have international subsidiaries that operate in foreign currencies. All of our international subsidiaries purchase the products that they sell to their customers from our corporate office or Korean subsidiary in U.S. Dollars and in many cases they resell these products to their customers in their local currency.

We operate a foreign currency hedging program to mitigate this risk. Historically our hedging program only managed our exposure to the Japanese Yen; however we expanded our hedging program in the first quarter of 2009 to include the Korean Won, the Euro and the Taiwanese Dollar due to growth in our exposure to these currencies and increased volatility of foreign exchange rates in general. The growth in our exposure to the Korean Won, the Euro and the Taiwanese Dollar was primarily driven by increased intercompany payable balances denominated in U.S. Dollars. These increased intercompany payable balances resulted from our initiative to better serve customers by providing faster replacement parts availability which caused inventory levels at our international subsidiaries to increase. We hedge these risks by entering into forward foreign currency exchange contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

In addition to expanding our foreign currency hedging program, we have moved some of the inventory previously held by our international subsidiaries into bonded warehouses in Korea, Taiwan and Europe that are controlled by our corporate office. Moving inventory into these bonded warehouses returned title of the inventory to our corporate office in San Diego, which reduced the intercompany payable balances denominated in U.S. Dollars of our international subsidiaries. As a result, this decreased our foreign currency exposures in these locations and reduced the level of hedges required.

These steps may be insufficient to manage our foreign currency exchange risks. Failure to sufficiently hedge or otherwise manage our foreign currency risks properly could have a material adverse effect on our financial condition and results of operations.

Failure to effectively maintain our direct field support organization could have a material adverse effect on our business. *

We believe it is critical for us to provide quick and responsive support directly to our chipmaker and direct customers throughout the world that use our light source products in their photolithography systems. It is also essential to have well trained field service engineers to provide the high level of support that our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with locations in Europe, Korea, Japan, China, Singapore, Taiwan and the U.S. This requires us to do the following:

•	recruit and train qualified field service personnel; and

•	maintain effective and highly trained resources who can provide support to our customers in various countries.

We may not be able to attract and train qualified personnel to maintain our direct support operations successfully. Further, we may incur significant costs in providing this support. Failure to implement our direct support operation effectively could harm our operating results, financial condition and cash flows.

We are dependent on our suppliers and on our limited manufacturing facilities to assemble and test our products. *

Operations at our two manufacturing facilities and at our suppliers are subject to disruption for a variety of reasons, including work stoppages, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruptions could cause delays in shipments of our products to our customers. We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms, or at all. Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

•

our ability to attract, train and retain highly-skilled key personnel, particularly in periods following those when we have conducted reductions in our workforce, and uncertainty regarding the outlook for our business; and

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

Additionally, we are subject to risks inherent in doing business globally, including but not limited to:

•	fluctuations in exchange rates and currency controls;

•	political and economic conditions and instability, including economic turmoil in many parts of the world;

•	imposition of trade barriers and restrictions, such as the Foreign Corrupt Practices Act, including changes in tariff and freight rates, foreign customs and duties;

•	difficulty in coordinating our management and operations in different countries;

•	difficulties in staffing and managing domestic and foreign subsidiary and branch operations;

•	limited intellectual property protection in some countries;

•	potentially adverse tax consequences in some countries;

•	the possibility of accounts receivable collection difficulties;

•	in Asia, the risk of business interruption and damage from earthquakes or tsunamis;

•	the effect of acts of terrorism and war;

•	the burdens of complying with a variety of foreign laws including regulatory structures and unexpected changes in regulatory environments; and

•	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Many of our chipmaker customers are located in Asia. Political turmoil, economic problems and currency fluctuations affecting Asia could increase our risk in that region. Even though it has not been difficult for us to comply with U.S. export controls, changes to these controls in the future could make it more difficult or impossible for us to export our products to many countries. There are certain risks for which we do not purchase insurance, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, financial condition and results of operations.

Currently, none of our U.S. or international employees are members of a labor union; however if such employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

If our goodwill, definite lived intangible assets or our property, plant and equipment become impaired we may be required to record a significant charge to earnings.*

Per current accounting requirements, we review our amortizable intangible assets, which are primarily patents, and our property, plant and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Goodwill is also tested for impairment at least annually and more often if certain triggering events or circumstances occur. Factors that may be considered to be a change in circumstances that would indicate the carrying value of our goodwill, amortizable intangible assets or our property, plant and equipment may not be recoverable include reduced future cash flow estimates for our company, a decline in our stock price and market capitalization, slower growth rates in our industry and adverse global economic conditions. If, as a result of our impairment test, it is determined that our goodwill, amortizable intangible assets or property plant and equipment is impaired we may be required to record a significant charge in our financial statements during the period in which such impairment is determined which would negatively impact our results of operations.

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

Our investments in marketable securities are subject to market, interest and credit risk that may reduce their value.*

We maintain a portfolio of investments in marketable securities, particularly in corporate and government fixed income securities, money market funds and commercial paper. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by changes in interest rates, downgrades in the corporate bonds included in the portfolio, turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio which could have a material adverse effect on our results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations.*

Our future effective tax rate may be adversely affected by a number of factors including:

•	changes in available tax credits, particularly the federal research and development tax credit, which is scheduled to expire at the end of 2009 and has yet to be reinstated for 2010 and later years;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in tax laws or the interpretation of such tax laws, such as the Internal Revenue Service (“IRS”) Code Section 199 manufacturing deduction which currently provides a tax benefit; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

Decreased effectiveness of equity awards, particularly stock options, could adversely affect our ability to attract and retain employees.*

Stock option grants may not be viewed by employees as a financial incentive during periods when stock price volatility could cause our current stock price to fall below the option’s exercise price, reducing the effectiveness of stock options as a means to retain and incentivize our employees. Grants to our employees have an exercise price per share at least equal to the fair market value of our common stock on the date of grant.

We may acquire a business or enter a new market that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial challenges.*

The risks involved with acquiring a new company, forming a joint venture, or entering a new market include the following:

•	diversion of management’s attention and resources to integrate the new company or new business opportunity;

•	failure to retain key personnel;

•	customer dissatisfaction or performance problems with the acquired company or new product in a new market;

•	costs associated with acquisitions and joint ventures and the integration of acquired operations;

•	costs associated with developing, marketing, introducing and supporting a new product in a new market;

•	failure to commercialize purchased technologies;

•	ability of the acquired companies, joint ventures or new markets to meet their financial projections;

•	assumption of unknown liabilities or other unanticipated events or circumstances; and

•	compliance with the Sarbanes-Oxley Act of 2002, new SEC regulations, NASDAQ Stock Market rules and new accounting standards as they relate to the new company or joint venture.

Mergers, acquisitions and joint ventures, as well as entry into new markets, are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business. Further, any business that we acquire, any joint venture that we form or new market we may enter may not achieve anticipated revenues or operating results.

TCZ, our joint venture with Zeiss, could fail to achieve profitability.*

              The manufacture of flat panel displays is a new market for both us and Zeiss and involves numerous risks. TCZ has shipped, installed and is currently testing its first production system for flat panel display fabrication. If this system does not meet customer specifications or the customer decides not to place follow-on orders for additional systems there is no guarantee that TCZ will be able to materially penetrate this market or ever achieve profitability. Under the terms of the joint venture, neither party is obligated to continue to make capital contributions and may elect to terminate the joint venture subject to certain conditions. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support TCZ’s operations, our business, financial condition and operating results could be materially harmed.

We may experience difficulties with our enterprise resource planning (“ERP”) system or other critical information systems that we use for the daily operations of our business. System failure or malfunction or loss of data contained in these information systems may result in disruption of our operations and result in our inability to process transactions, and this could adversely affect our financial results. *

System failure or malfunction or loss of data which is housed in our critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our results of operations, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other critical systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We also regularly upgrade our information systems hardware and software to better meet the information requirements needed to effectively manage our business. If we encounter unforeseen problems with regard to our ERP system or other critical information systems, including those encountered during system upgrades, our business could be adversely affected.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.*

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new SEC regulations, new NASDAQ Stock Market rules, new accounting requirements and the expected future requirement to transition to international financial reporting standards are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act of 2002 have added complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

Our operations are subject to environmental and other government regulations that may expose us to liabilities for noncompliance.*

We are subject to federal, state and local regulations, such as regulations related to the environment, land use, public utility utilization and the fire code, in connection with the storage, handling, discharge and disposal of substances that we use in our manufacturing process and in our facilities. We believe that our activities comply with current government regulations that are applicable to our operations and current facilities. We may be required to purchase additional capital equipment or meet other requirements to comply with these government regulations in the future if they change. Further, these government regulations may restrict us from expanding our operations. Adopting measures to comply with changes in the government regulations, our failure to comply with environmental and land use regulations, or restrictions on our ability to discharge hazardous substances, could subject us to future liability or cause our manufacturing operations to be reduced or stopped.

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

We use these trademarks in the course of our business and in advertising materials, which are distributed throughout the world. While we take precautions against trademark infringement before using our trademarks in new markets, we may be subject to claims of trademark infringement. The process of negotiating a settlement or coexistence agreement to allow us to continue using our trademarks in a particular market could be expensive or distract us from our primary business efforts, potentially adversely affecting our financial condition or operations. Furthermore, if we must undertake negotiations, and the negotiations are ultimately unsuccessful, we would either need to discontinue using the trademarks in the new market, risk facing litigation or potentially pay damages. Even if we ultimately prevail, litigation could be expensive or distract us from our primary business efforts.

The price of our common stock has fluctuated and may continue to fluctuate widely.*

The price of our common stock has historically been subject to significant fluctuations and could continue to fluctuate significantly in response to a variety of factors, including the risk factors contained in this report.

Various factors may significantly affect the market price and volatility of our common stock, including:

•	the cyclical nature of the semiconductor industry;

•	actual or anticipated fluctuations in our operating results, including our net income, revenue and product gross margins;

•	conditions and trends in the light source device and other technology industries;

•	announcements of innovations in technology;

•	new products offered by us or our competitor;

•	developments of patents or proprietary rights;

•	changes in financial estimates by securities analysts;

•	global political, economic, and market conditions, including a recession or economic deterioration; and

•	failure to properly manage any single or combination of risk factors listed in this section.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. No shares were purchased by us during the three months ended September 30, 2009.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

(a)	None.
(b)	There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

10.1	Summary description of Cymer, Inc. 2H-2009 Bonus Plan, effective August 19, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: November 5, 2009	By:	/s/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)