Form 10-Q
period 2010-03-31
CYMER INC
filed 2010-04-29
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on April 23, 2010 was 30,086,577.

CYMER, INC.

FORM 10-Q

Three Months Ended March 31, 2010

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$116,919	$118,381
Restricted cash	2,261	1,200
Short-term investments	52,332	62,895
Accounts receivable - net of allowance for doubtful accounts of $1,663 and $2,297, respectively	101,367	76,792
Accounts receivable - related party	-	732
Inventories	188,561	185,077
Deferred and prepaid income taxes	49,935	45,689
Prepaid expenses and other assets	11,707	12,121

Total current assets	523,082	502,887

Property and equipment - net of accumulated depreciation of $182,757 and $179,686, respectively	106,333	106,755
Long-term investments	-	5,167
Deferred income taxes	27,762	26,998
Goodwill	8,833	8,833
Intangible assets - net of accumulated amortization of $18,976 and $18,806, respectively	8,156	8,327
Other assets	5,679	5,951

Total assets	$679,845	$664,918

LIABILITIES

Current liabilities:
Accounts payable	$31,023	$21,756
Accounts payable - related party	-	9,284
Accrued warranty	16,240	16,640
Accrued payroll and benefits	14,068	16,434
Deferred and accrued income taxes	10,632	12,363
Deferred revenue	21,997	22,339
Accrued and other current liabilities	8,979	4,807

Total current liabilities	102,939	103,623

Accrued income taxes	10,414	11,562
Deferred revenue	837	525
Other liabilities	7,009	7,570

Total liabilities	$121,199	$123,280

Commitments and contingencies - Note 9
Subsequent events - Note 12

EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock - authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	-	-
Common stock - authorized 100,000,000 shares; $.001 par value; 42,950,000 shares issued and 30,052,000 shares outstanding at March 31, 2010; 42,751,000 shares issued and 29,899,000 shares outstanding at December 31, 2009	43	43
Additional paid-in capital	602,579	598,314
Treasury stock at cost (12,852,000 common shares at March 31, 2010 and December 31, 2009)	(473,580)	(473,580)
Accumulated other comprehensive loss	(9,151)	(8,280)
Retained earnings	438,755	422,750

Total Cymer, Inc. stockholders’ equity	558,646	539,247
Noncontrolling interest	-	2,391

Total equity	558,646	541,638

Total liabilities and equity	$679,845	$664,918

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales	$113,781	$56,295
Product sales - related party	-	204

Total revenues	113,781	56,499

Cost of revenues	56,965	34,958

Gross profit	56,816	21,541

Operating Expenses:
Research and development	19,885	18,443
Sales and marketing	5,134	3,963
General and administrative	9,211	7,244
Restructuring	-	8,407

Total operating expenses	34,230	38,057

Operating income (loss)	22,586	(16,516)

Other income (expense):
Foreign currency exchange gain (loss)	104	(1,933)
Interest and other income	140	603
Interest and other expense	(177)	(763)

Total other income (expense) - net	67	(2,093)

Income (loss) before income tax expense (benefit)	22,653	(18,609)

Income tax expense (benefit)	6,796	(6,513)

Net income (loss)	$15,857	$(12,096)

Net loss attributable to noncontrolling interest in subsidiary	148	609

Net income (loss) attributable to Cymer, Inc.	$16,005	$(11,487)

Earnings per share:
Basic earnings (loss) per share	$0.53	$(0.39)

Weighted average common shares outstanding - basic	29,997	29,640

Diluted earnings (loss) per share	$0.53	$(0.39)

Weighted average common shares outstanding - diluted	30,325	29,640

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$15,857	$(12,096)
Other comprehensive income (loss)
Foreign currency translation adjustments	(888)	(6,150)
Unrealized losses) on available-for-sale investments, net of income tax benefit of $15 and $29	(23)	(48)
Unrealized gains on foreign currency forward exchange contracts, net of income tax expense of $27 and $164	40	241
Unrealized pension gains	-	8

Total other comprehensive loss	(871)	(5,949)

Comprehensive income (loss)	$14,986	$(18,045)
Comprehensive loss attributable to noncontrolling interest in subsidiary	148	609

Comprehensive income (loss) attributable to Cymer, Inc.	$15,134	$(17,436)

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

						Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock			Retained Earnings		Noncontrolling Interest
	Shares	Amount		Shares	Amount			Total		Total
BALANCE, DECEMBER 31, 2009	42,751	$43	$598,314	(12,852)	$(473,580)	$(8,280)	$422,750	$539,247	$2,391	$541,638

Exercise of common stock options	48	-	1,430	-	-	-	-	1,430	-	1,430
Issuance of restricted stock awards	105	-	-	-	-	-	-	-	-	-
Employee stock-based compensation	-	-	2,304	-	-	-	-	2,304	-	2,304
Income tax windfall from stock option exercises	-	-	474	-	-	-	-	474	-	474
Acquisition of noncontrolling interest in subsidiary	-	-	57	-	-	-	-	57	(2,391)	(2,334)
Net income	-	-	-	-	-	-	16,005	16,005	-	16,005
Other comprehensive income:	-	-	-	-	-	-	-	-	-	-
Translation adjustment	-	-	-	-	-	(888)	-	(888)	-	(888)
Unrealized loss on available-for-sale investments, net of tax	-	-	-	-	-	(23)	-	(23)	-	(23)
Unrealized loss on forward exchange contracts, net of tax	-	-	-	-	-	40	-	40	-	40
BALANCE, MARCH 31, 2010	42,904	$43	$602,579	(12,852)	$(473,580)	$(9,151)	$438,755	$558,646	$-	$558,646

See Notes to Unaudited Consolidated Financial Statement

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$15,857	$(12,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,988	6,180
Stock-based compensation	2,304	837
Bad debt expense	(412)	1,049
Excess tax benefits from stock option exercises	(502)	(5)
Provision for deferred income taxes	(4,585)	1,155
Loss on disposal and impairment of property and equipment	61	583
Change in assets and liabilities:
Restricted cash	(1,061)	-
Accounts receivable	(23,907)	12,393
Accounts receivable – related party	732	214
Inventories	(3,518)	10,642
Prepaid expenses and other assets	662	1,808
Income taxes receivable	—	(11,707)
Accounts payable	11,119	(6,932)
Accounts payable – related party	(9,284)	(846)
Accrued expenses and other liabilities	(550)	(10,277)
Deferred revenue	(30)	(598)
Income taxes payable and accrued income taxes	(2,919)	(1,511)

Net cash used in operating activities	(11,045)	(9,111)

Investing activities:
Acquisition of property and equipment	(6,737)	(1,002)
Purchases of investments	(7,697)	(1,517)
Proceeds from sold or matured investments	23,389	13,605

Net cash provided by investing activities	8,955	11,086

Financing activities:
Proceeds from issuance of common stock	942	296
Purchase of noncontrolling interest	(728)	-
Repayment of convertible subordinated notes	-	(140,722)
Excess tax benefit from stock option exercises	502	5

Net cash provided by (used in) financing activities	716	(140,421)

Effect of exchange rate changes on cash and cash equivalents	(88)	(2,830)

Net decrease in cash and cash equivalents	(1,462)	(141,276)
Cash and cash equivalents at beginning of the period	118,381	252,391

Cash and cash equivalents at end of the period	$116,919	$111,115

Supplemental disclosure of cash flow information:
Interest paid	$59	$2,568

Income taxes paid	$10,992	$5,381

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support to our lithography tool manufacturer customers as well as directly to our chipmaker customers. Through our TCZ reporting segment, we are developing and will integrate, market, sell, and support laser crystallization systems used in the manufacture of organic light emitting diode (“OLED”) flat panel displays. References to “Cymer”, “the Company,” “we,” “us,” “our” and other similar words refer to Cymer, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial information has been prepared by Cymer, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated balance sheet at December 31, 2009 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the year ending December 31, 2010.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Cymer and the financial position and results of operations of TCZ. On January 15, 2010, we purchased the remaining 40% ownership interest in TCZ, which increased our ownership in TCZ from 60% to 100% for cash consideration of $2.2 million which approximates the carrying value of the net assets. Prior to January 15, 2010 we reflected the noncontrolling interest of TCZ in our unaudited consolidated financial statements with any earnings or losses distributed in accordance with the respective percentage interests of the joint owners. The acquisition resulted in an increase in our additional paid-in capital of $57,000. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances, and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures on January 1, 2010, which did not have a significant effect on our unaudited consolidated financial statements.

In January 2010, the FASB issued additional guidance to clarify the scope of the decrease in ownership provisions in the existing guidance for consolidation. The new guidance is effective in the first annual or interim reporting period ending on or after December 15, 2009 for an entity that previously adopted the FASB authoritative guidance for consolidations. We adopted the guidance as of January 1, 2010 which did not have a significant effect on our unaudited consolidated financial statements.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$61,814	$59,189
Work-in-progress	51,989	41,014
Finished goods	74,758	84,874

	$188,561	$185,077

3. FAIR VALUE MEASUREMENTS

Per the authoritative guidance for fair value instruments, assets and liabilities recorded at fair value in our unaudited consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels as defined by the fair value hierarchy in the authoritative guidance for fair value instruments are as follows:

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

Preferred Stock. We hold preferred stock which is valued at zero, as we believe it is unlikely we will receive any future cash flow from this preferred stock.

Derivative Instruments. Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three month period ended March 31, 2010 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy.

We did not have any transfers in or transfers out of Level 1 or Level 2 fair value measurements during the three months ended March 31, 2010. Our financial assets and financial liabilities measured at fair value on a recurring basis are as follows (in thousands):

		March 31, 2010	Fair Value Measurements at Reporting Date Using:
			Level 1	Level 2	Level 3
Assets:
Investment securities:
Cash and cash equivalents		$116,919	$116,919	$-	$-
Restricted cash		2,261	2,261	-	-
Short-term investments:
U.S. government securities		34,877	-	34,877	-
Corporate debt securities		17,455	-	17,455	-
Foreign currency forward exchange contracts	(1)	447	-	447	-

Total assets		$171,959	$119,180	$52,779	$-

Liabilities:
Foreign currency forward exchange contracts	(2)	$363	$-	$363	$-

Total liabilities		$363	$-	$363	$-

		December 31, 2009	Fair Value Measurements at Reporting Date Using:
			Level 1	Level 2	Level 3
Assets:
Investment securities:
Cash and cash equivalents		$118,381	$112,751	$5,630	$-
Restricted cash		1,200	1,200	-	-
Short-term investments:
U.S. government securities		32,430	-	32,430	-
Corporate debt securities		30,465	-	30,465	-
Long-term investments - Corporate debt securities		5,167	-	5,167	-
Foreign currency forward exchange contracts	(1)	208	-	208	-

Total assets		$187,851	$113,951	$73,900	$-

Liabilities:
Foreign currency forward exchange contracts	(2)	$182	$-	$182	$-

Total liabilities		$182	$-	$182	$-

(1)	Included in prepaid expenses and other assets on the accompanying unaudited consolidated balance sheets.

(2)	Included in accrued and other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We currently have two separate reporting units: (1) our primary business to design, manufacture and sell excimer light source systems and installed base products for use in lithography systems used in the manufacture of semiconductors; and (2) TCZ, which is currently developing and producing a system for use in the manufacture of OLED flat panel displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three month period ended March 31, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the three months ended March 31, 2010, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

4. INVESTMENTS

Investments at March 31, 2010 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$17,471	$-	$16	$17,455
U.S. government agencies	34,869	9	1	34,877

Total	$52,340	$9	$17	$52,332

Investments at December 31, 2009 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$30,404	$63	$2	$30,465
U.S. government agencies	32,443	1	14	32,430

Total	$62,847	$64	$16	$62,895

Long-term:
Corporate debt securities	$5,181	$-	$14	$5,167

Total	$5,181	$-	$14	$5,167

As of March 31, 2010, the contractual maturities of our investments were all less than one year and classified as short-term. We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at March 31, 2010.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations and, as a result, are exposed to foreign currency risks associated with our international subsidiary offices, particularly those located in Japan, Korea, the Netherlands and Taiwan. Our foreign currency risk falls into two primary categories.

First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. To mitigate this risk, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges to mitigate fluctuations in the gross profit margins of these forecasted transactions. Designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. We record changes in the fair value of the effective portion of these hedges in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of revenues in the same period that the related sale is made to the third party. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in cost of revenues in the unaudited consolidated statements of operations.

As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the unaudited consolidated financial statements. Once the underlying transaction is recorded in the unaudited consolidated financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions, and the accompanying unaudited consolidated financial statements do not include such gains or losses.

The second category of foreign currency risk occurs when transactions are recorded in our unaudited consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these remeasurement gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges and, therefore, we record changes in their fair value to other income (expense). See Note 3, “Fair Value Measurements” for further discussion of our derivative instruments during the period ended March 31, 2010.

The derivatives that we enter into generally have maturity dates of no more than twelve months. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed, and we review all exposures and derivative positions on a regular basis.

At March 31, 2010, we had outstanding forward contracts to buy $16.1 million in exchange for Japanese Yen, $5.5 million in exchange for Korean Won, $2.0 million in exchange for Taiwanese Dollars, and to sell $10.6 million in exchange for Euros. The fair value of all of our forward contracts totaled to an asset of $84,000 at March 31, 2010. The deferred gain, net of tax, for those that qualified for hedge accounting treatment was $102,000 as of March 31, 2010. We expect that this unrealized gain will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transactions occur.

We do not enter into derivative instruments for speculative purposes.

The fair value of derivative instruments in our unaudited consolidated balance sheet was as follows (in thousands):

	Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives designated as hedging instruments Foreign exchange contracts	Prepaid expenses and other assets	$171	Prepaid expenses and other assets	$103

Derivatives not designated as hedging instruments Foreign exchange contracts	Prepaid expenses and other assets	$338	Prepaid expenses and other assets	$444

Total derivatives		$509		$547

	Liabilities Derivatives (1)
	March 31, 2010		December 31, 2009
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
Derivatives not designated as hedging instruments Foreign exchange contracts	Accrued and other current liabilities	$425	Accrued and other current liabilities	$521

Total derivatives		$425		$521

(1)	There were no liabilities derivatives designated as derivative hedging instruments at March 31, 2010 or December 31, 2009.

The effect of derivative instruments on our unaudited consolidated statement of operations was as follows (in thousands):

	Three Months Ended March 31, 2010
Derivative in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$68	Cost of revenues	$(44)	Cost of revenues	$2

Total	$68		$(44)		$2

	Three Months Ended March 31, 2009
Derivative in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Foreign exchange contracts	$385	Cost of revenues	$(98)	Cost of revenues	$19

Total	$385		$(98)		$19

(1)	The amount of gain recorded in income was zero related to the ineffective portion of the hedging relationship and $2,000 related to the amount excluded from the assessment of hedge effectiveness.

(2)	The amount of gain recorded in income was zero related to the ineffective portion of the hedging relationship and $19,000 related to the amount excluded from the assessment of hedge effectiveness.

	Three Months Ended March 31, 2010
Derivatives Not Designated as Hedging Instruments	Location of loss recognized in income on derivative	Loss recognized in income on derivative
Foreign exchange contracts	Foreign currency exchange loss	$(935)

Total		$(935)

	Three Months Ended March 31, 2009
Derivatives Not Designated as Hedging Instruments	Location of gain recognized in income on derivative	Gain recognized in income on derivative
Foreign exchange contracts	Foreign currency exchange gain	$774

Total		$774

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a regular basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. Our maximum credit exposure from nonperformance of foreign exchange hedging counterparties was $447,000 as of March 31, 2010.

6. EQUITY

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

Stock Options, Restricted Stock Unit Awards (“RSUs”) and Performance-Based Restricted Stock Unit Awards (“PRSUs”).

The majority of our equity awards are granted annually to our executive officers and certain key management under our long-term incentive program (“LTIP”) pursuant to our Incentive Plan.

The table below summarizes the total number of shares granted:

	Three Months Ended March 31,
	2010	2009
Stock options (1)	20,000	5,000
RSUs (2)	212,419	230,118
PRSUs (3)(4)	252,100	108,110

	484,519	343,228

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of hire, and the balance vesting in 36 equal monthly installments thereafter, subject to the participants continued service through the applicable vesting dates.

(2)	RSUs vest over a three-year period with 33% of the shares vesting on or about the first business day of each of the next three years following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

(3)	The number of PRSUs granted in 2010 represents the target award under the grant. The number of shares ultimately issued will be determined based on our relative performance related to revenue, net income and market share compared to a specified company or group of peer companies over a one-year performance period. The shares, if any, will be issued following the end of the one-year performance period. The shares issued will vest over a three-year period, with 33% of the shares vesting on or about the first business day of each of the next three years following the date of grant, subject to the participant’s continued service through the applicable vesting dates. A participant must be employed on the last day of the performance period in order to be eligible for any shares subject to the PRSU award to vest and become issuable to the participant.

(4)	The number of PRSUs granted in 2009 represents the target award under the grant. The number of shares ultimately issued will be determined based on our relative performance related to revenue and net income compared to a specified group of peer companies over a three-year performance period and the eligible individual’s management by objectives achievement during the same three-year performance period. The shares, if any, will be issued and fully vested following the end of the three-year performance period. A participant must be employed on the last day of the performance period in order to be eligible for any shares subject to the PRSU award to become issuable to the participant.

We value the stock unit awards which are issued to our non-employee directors, executive officers and certain key employees based on the fair value of our common stock on the date that the stock unit award is granted. Compensation expense related to RSUs is recognized over the service period. We adjust compensation expense related to PRSUs throughout the service period based upon the expected achievement of the underlying performance conditions.

The following weighted average assumptions were used for stock options granted during the periods:

	Three Months Ended March 31,
	2010	2009
Dividend yield	None	None
Volatility rate	43.03%	52.72%
Risk free interest rate	2.3%	1.9%
Expected life in years	2.92	3.14

Share-Based Compensation

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	$391	$783
RSUs	865	537
PRSUs	1,048	(483)

Total share-based compensation	$2,304	$837

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. We did not repurchase any shares of our common stock under this program during the three month period ended March 31, 2010, and approximately $77.1 million remains available for purchases under this program.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, net unrealized gains and losses on foreign currency exchange contracts, , and net unrealized pension gains and losses, which are recorded as short-term and long-term investments in the accompanying unaudited consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Foreign currency translation adjustments	$(9,070)	$(8,182)
Unrealized gains (losses) on available-for-sale investments, net of tax	(21)	2
Net unrealized gains on foreign currency forward exchange contracts, net of tax	102	62
Unrealized pension loss, net of tax	(162)	(162)

Accumulated other comprehensive loss	$(9,151)	$(8,280)

7. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities include our stock options, RSUs, and PRSUs. Potential dilutive securities are excluded from the diluted EPS computation in loss periods as their effect would be anti-dilutive.

The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) attributable to Cymer, Inc.	$16,005	$(11,487)
Denominator:
Weighted average shares used to compute basic EPS	29,997	29,640
Effect of dilutive options and stock unit awards	328	-

Diluted weighted average common shares outstanding	30,325	29,640

Earnings per share:
Basic	$0.53	$(0.39)

Diluted	$0.53	$(0.39)

For the three months ended March 31, 2010 and 2009, weighted average options, restricted stock units, and performance restricted stock unit awards totaling 1.0 million shares and 3.1 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three months ended March 31, 2009, weighted average common stock of 1.5 million shares attributable to convertible subordinated notes was not included in the computation of diluted earnings per share as its effect was anti-dilutive.

8. INCOME TAXES

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The tax expense of $6.8 million and tax benefit of $6.5 million reflect effective tax rates of 30% and 35% for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate for the three months ended March 31, 2010 was less than the United States federal statutory rate of 35% due primarily to our estimate of the outcome of a foreign tax audit that resulted in a net tax benefit in the United States of $1.2 million recorded as a discrete item during the three months ended March 31, 2010. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

As of March 31, 2010, the balance of our net unrecognized tax benefits is $15.2 million, a decrease of $5.4 million from December 31, 2009. This decrease is due primarily to a settlement made to the Internal Revenue Service (IRS) related to an audit and a decrease in reserves relating to the foreign tax audit noted above.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2007 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2003 and forward are subject to examination by material foreign jurisdictions.

Several of our subsidiaries are currently under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations or appeals in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

9. COMMITMENTS AND CONTINGENCIES

TCZ

Due to the acquisition of the remaining 40% interest in TCZ effective January 15, 2010, we are obligated to pay our former partner in TCZ approximately $2.2 million, in three equal installments, by September 30, 2010. As of March 31, 2010, approximately $1.5 million is still payable and is included in accrued and other current liabilities within the accompanying consolidated balance sheet.

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

Three Months Ended March 31, 2010
Balance as of January 1	$16,640
Accruals for warranties issued during the period	4,702
Changes in liability related to pre-existing warranties	(2,707)
Warranty expenditures during the period	(2,395)

Balance as of March 31	$16,240

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorney’s fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of March 31, 2010, we were not subject to any pending general or intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

Contingencies Related to Third-Party Review and Legal Actions

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental audits and reviews. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in the unaudited consolidated financial statements. Such estimates are subject to change and may affect our operating results, financial condition and cash flows.

We are from time to time party to legal actions in the normal course of business. Based in part on the advice of legal counsel, our management does not expect the outcome of legal action in the normal course of business to have a material effect on our operating results, financial condition and cash flows.

10. SEGMENT OPERATIONS

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell excimer light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ is developing and producing a system for use in the manufacture of OLED flat panel displays.

Our chief operating decision maker is our chief operating officer, who uses this information in order to make decisions on resources needed for our light source systems and the OLED flat panel display systems businesses and to assess the overall performance of these components of our business. The accounting policies to derive our consolidated financial results are substantially the same as those used for our segment reporting.

Information related to our Cymer and TCZ operating segments is as follows (in thousands):

	Three Months Ended March 31, 2010 (1)
	Cymer	TCZ	Consolidation adjustments	Total
Revenue	$113,873	$-	$(92)	$113,781

Operating Income	$26,550	$(3,990)	$26	$22,586

	Three Months Ended March 31, 2009 (1)
	Cymer	TCZ	Consolidation adjustments	Total
Revenue	$56,499	$-	$-	$56,499

Operating Loss	$(15,510)	$(1,069)	$63	$(16,516)

(1) TCZ operating loss is presented excluding noncontrolling interest.

	March 31, 2010
	Cymer	TCZ	Consolidation adjustments	Total
Total Assets	$664,885	$15,952	$(992)	$679,845

	December 31, 2009
	Cymer	TCZ	Consolidation adjustments	Total
Total Assets	$648,911	$18,157	$(2,150)	$664,918

11. SUBSEQUENT EVENTS

We have evaluated any events or transactions occurring after March 31, 2010, the balance sheet date, and found that no such events or transactions occurred which would affect our unaudited consolidated financial statements for the three month period ended March 31, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities Exchange Commission on February 26, 2010.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected timeline for the adoption of new photolithography and flat panel display technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations involve a number of risks and uncertainties and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

We are the world’s leading supplier of light sources used in the photolithography process for semiconductor, or chip, manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by our lithography tool manufacturers. Additionally, we provide installed base products in support of chipmaker customers who use our light sources in their advanced wafer patterning production processes. We currently supply deep ultraviolet (“DUV”) light sources to our lithography tool manufacturer customers ASML, Canon and Nikon, who integrate the light source into their wafer steppers and scanners which they then provide to chipmakers. In addition, we sell replacement parts and support to lithography tool manufacturers as well as directly to chipmakers, who include all of the world’s largest semiconductor manufacturers. Our light source systems constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As the leading supplier of these light sources, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We are currently developing extreme ultraviolet (“EUV”) source technology for chip manufacturing and expect to record our first sale of an EUV pilot source system in 2010. Also, through our TCZ reporting segment, we are developing and will integrate, market and sell, and support, laser crystallization tools used in the manufacture of organic light emitting diode (“OLED”) flat panel displays.

Revenue of $113.8 million in the first quarter of 2010 represented a 101% increase over the first quarter of 2009 and an 18% increase over the fourth quarter of 2009. The increase is due to growth in both installed base products and light source revenues during the quarter. Semiconductor fabs are operating at significantly higher utilization levels as compared to this time last year, and investment in ArF immersion lithography is being driven by technology transition purchases in all three chipmaking sectors. During the first quarter, the majority of our light source shipments continued to be ArF sources in support of 45nm and below immersion lithography, and we also delivered several KrF sources. Traditionally in the first quarter, we have seen a seasonal dip in gross pulses as chipmakers have historically reduced utilization after the holiday season. However, gross pulse utilization rose again this quarter, up over 3%, as demand for PCs, netbooks, smart phones and other consumer electronics continued to be strong. We estimate that by the end of the first quarter, gross pulses were approximately 91% of the June 2008 peak, rising more quickly than we had projected. ArF immersion pulses also continued to increase as a percentage of the total. We also delivered a higher level of gross margin as we continued to realize the benefits of the 2008 and 2009 sustainable operational improvements. As expected, 2010 is shaping up to be a growth and investment year for the company. The growth is being driven by our market leading DUV light sources and customer focused installed base products. This growth is helping to fund our strategic investments in EUV and TCZ, which we believe will extend our lithography light source technology leadership and enable the development of an exciting adjacent market in OLED flat panel display manufacturing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base these estimates and judgments upon historical information and other facts and assumptions that we believe to be valid and/or reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

There have been no changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2010	2009
Revenues:
Product sales	100.0%	99.6%
Product sales - related party	-	0.4

Total revenues	100.0	100.0
Cost of revenues	50.0	61.9

Gross profit	50.0	38.1

Operating expenses:
Research and development	17.5	32.6
Sales and marketing	4.5	7.0
General and administrative	8.1	12.8
Restructuring	-	14.9

Total operating expenses	30.1	67.3

Operating income (loss)	19.9	(29.2)
Total other expense - net	-	(3.7)

Income (loss) before income tax provision (benefit)	19.9	(32.9)
Income tax provision (benefit)	6.0	(11.5)

Net income (loss)	13.9	(21.4)

Net loss attributable to noncontrolling interest in subsidiary	0.1	1.1

Net income (loss) attributable to Cymer, Inc.	14.0	(20.3)

We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including lithography light sources and installed base products. The TCZ segment is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of OLED flat panel displays. The discussion which follows for cost of revenues, operating expenses and other income and expenses includes our consolidated expenses and identifies expenses associated with the TCZ segment, which are included in the consolidated amounts, for the three months ended March 31, 2010 and 2009. Additional information regarding our reporting segments is contained in Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Three Months Ended March 31, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	% Change

Light source systems:
Revenue	$38,916	$15,580	$23,336	150%

Units sold	24	9	15	167%

Average selling price (1)	$1,524	$1,681	(157)	-9%

Installed base product revenue	$74,865	$40,919	$33,946	83%

Total revenue	$113,781	$56,499	$57,282	101%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased period to period primarily due to higher demand for light source systems and installed base products. The increase in light source revenues was primarily due to a higher level of investment in ArF light sources in support of 45nm and below immersion lithography and an increase in KrF source purchases. The average selling price of our light source systems decreased 9% due the product mix of light source systems sold period over period. Our installed base product revenue increased from period to period due to the continued customer adoption of our OnPulse contracts and rise in pulse utilizations of our light source systems by chipmaker customers.

There were no revenues associated with our TCZ segment for the quarter ended March 31, 2010 or 2009. To date, TCZ has shipped one system, but we have not yet recognized revenue since the agreement includes acceptance provisions which have not yet been satisfied.

Our backlog includes only those orders for DUV light source systems and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following twelve months. In addition, our backlog does not include services or support which will be provided to our customers in the future or under service contracts. Although we do expect to generate revenue from EUV light source systems and TCZ products in 2010, our backlog does not include orders for these products as they are still in evaluation stages at our customers. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.

At March 31, 2010, we had a DUV backlog of $43.8 million compared with a DUV backlog of $25.5 million at March 31, 2009. DUV bookings for the quarter ended March 31, 2010 and 2009 were $111.6 million and $48.3 million, respectively. The DUV book-to-bill ratio for the quarter ended March 31, 2010 was 0.98 compared to 0.85 for the quarter ended March 31, 2009. The increase in DUV bookings, backlog and book-to-bill ratio reflects an increase in demand for our light source systems in the first quarter of 2010.

We installed 18 light sources at chipmakers and other end-users for the quarter ended March 31, 2010 as compared to 20 light sources during the quarter ended March 31, 2009.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchases installed base products from us, amounted to 28%, 15% and 10%, respectively, of total revenue for the quarter ended March 31, 2010, and 7%, 30% and 11%, respectively, of total revenue for the quarter ended March 31, 2009.

Our sales are generated primarily by shipments to customers in the United States, Japan, Korea and Europe and, to a lesser extent, other Asian countries.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
U.S.	$44,877	$13,368	$31,509	236%
Japan	22,925	19,784	3,141	16%
Korea	18,533	10,068	8,465	84%
Other Asia (Taiwan, Singapore, China)	19,409	9,214	10,195	111%
Europe	8,037	4,065	3,972	98%

Total	$113,781	$56,499	$57,282

Approximately 88% and 83% of our revenue for the quarter ended March 31, 2010 and 2009, respectively, were derived from customers outside the U.S. Our Japan subsidiary (“Cymer Japan”), which sells to our Japanese customers, accounted for 20% and 36% of total revenues for the quarter ended March 31, 2010 and 2009, respectively. The activities of our Japan subsidiary are limited to sales and service of systems purchased by them from our corporate office. We anticipate that international sales will continue to account for a significant portion of our sales.

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

The cost of revenues increased 63.0% to $57.0 million for the quarter ended March 31, 2010 from $35.0 million for the quarter ended March 31, 2009. Gross profit increased to $56.8 million with a 50.0% gross margin for the quarter ended March 31, 2010 from $21.5 million with a 38.1% gross margin for the quarter ended March 31, 2009. The increase in gross profit and gross margin from period to period was primarily due to the higher level of sales, the realized benefits of previously implemented cost structure improvements and improved manufacturing absorption.

Included in cost of revenues for the quarter ended March 31, 2010 was $247,000 related to the TCZ segment for costs incurred to install the first system at a customer site. This customer is currently evaluating this system, and TCZ is working with them to demonstrate the system’s capabilities. There were no costs of revenues associated with the TCZ segment for the quarter ended March 31, 2009.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 7.8% to $19.9 million for the quarter ended March 31, 2010 from $18.4 million for the quarter ended March 31, 2009. Research and development spending increased as we raised our level of investment in EUV source development, and reinstated various variable compensation programs that are closely linked to improvements in business levels and company performance. In the first quarter of 2009, research and development was negatively impacted by the reductions in workforce conducted during the period, including a reduction in variable compensation costs. In addition, research and development expenses included $2.9 million and $977,000 for the quarter ended March 31, 2010 and 2009, respectively, for our TCZ segment as we supported our first system delivery and assumed full ownership of the joint venture in January of this year having acquired the 40% interest in TCZ from our former partner. As a percentage of total revenues, research and development expenses decreased to 17.5% for the quarter ended March 31, 2010 from 32.6% for the quarter ended March 31, 2009.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 29.5% to $5.1 million for the quarter ended March 31, 2010 from $4.0 million for the quarter ended March 31, 2009. Included in sales and marketing expenses were $495,000 and $463,000 for the quarter ended March 31, 2010 and 2009, respectively, for our TCZ segment. The increase in sales and marketing expenses primarily reflects an increase in variable compensation costs associated with our cash and equity incentive programs and advertising costs during the period. As a percentage of total revenues, sales and marketing decreased to 4.5% for the quarter ended March 31, 2010 compared to 7.0% for the quarter ended March 31, 2009.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 27.2% to $9.2 million for the quarter ended March 31, 2010 from $7.2 million for the quarter ended March 31, 2009 primarily due to an increase in variable compensation costs associated with our cash and equity incentive programs. These increases were partially offset by a decline in bad debt expense as a result of improved risk profiles and payment histories of certain of our customers compared to the same period in 2009. Included in general and administrative expenses were $519,000 and $239,000 for the quarter ended March 31, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 8.1% for the quarter ended March 31, 2010 compared to 12.8% for the quarter ended March 31, 2009.

Restructuring. There were no restructuring expenses for the quarter ended March 31, 2010. In the first quarter of 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, as part of our cost reduction efforts in response to the continuing deterioration in the lithography sector of the semiconductor capital equipment market at the time. These reductions in workforce affected only employees at our Cymer segment. As a result of these 2009 reductions in our workforce, we recorded charges to restructuring expense of approximately $8.4 million for the quarter ended March 31, 2009 primarily associated with severance charges.

Total other income (expense)—net. Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income, net was $67,000 for the quarter ended March 31, 2010 compared to other expense, net of $2.1 million for the quarter ended March 31, 2009. Other income, net for the quarter ended March 31, 2010 relates primarily to foreign currency gains as a result of the positive impact of our expanded hedging program, reduced interest income due to lower investments and reduced interest expense due to the repayment of our convertible subordinated notes when compared to the quarter ended March 31, 2009. Other expense, net of $2.1 million for the quarter ended March 31, 2009 was primarily due to foreign currency exchange losses of $1.9 million due to fluctuations in the value of the Korean Won. We started hedging the Korean Won and other currencies in February 2009 in order to mitigate the impacts of such volatility. Included in other income (expense), net related to our TCZ segment was $31,000 of expense for quarter ended March 31, 2010 and $113,000 of income for the quarter ended March 31, 2009 related primarily to foreign currency exchange gains and losses.

Income tax expense (benefit). The tax expense of $6.8 million and tax benefit of $6.5 million reflect an effective tax of 30% and 35% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate for the three months ended March 31, 2010 was primarily due to our estimate of the outcome of a foreign tax audit that resulted in a net tax benefit in the United States of $1.2 million recorded as a discrete item during the three months ended March 31, 2010. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. The currently expired United States research and development tax credit is expected to be reinstated; however, it is unknown when this event will take place. In the quarter which this occurs, the tax benefit from the credit will be recognized. Additionally, several of our subsidiaries are under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have funded our operations primarily from cash generated from operations, the proceeds from note offerings, and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows:

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activites	$(11,045)	$(9,111)
Net cash provided by investing activities	8,955	11,086
Net cash provided by (used in) financing activities	716	(140,421)
Effect of exchange rate changes on cash and cash equivalents	(88)	(2,830)

Net decrease in cash and cash equivalents	$(1,462)	$(141,276)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 primarily reflects net earnings for the period, before depreciation, amortization, and stock-based compensation, offset primarily by changes in working capital, including a $23.9 million increase in accounts receivable as well as a $3.5 million increase in inventory. The increase in accounts receivable reflects both the increase in revenue and a higher percentage of revenue generated in the third month of the quarter. Although inventory levels increased, DUV manufacturing and field inventory continued to be optimized, resulting in a higher level of overall inventory turns.

Net cash used in operating activities for the three months ended March 31, 2009 primarily reflects the net loss for the period, decreases in accrued expenses and other liabilities and accounts payable and changes in income taxes payable and receivable during the period. This use of cash was partially offset by decreases in inventory and accounts receivable during the three months ended March 31, 2009. The decrease in inventory was due primarily to decreases in our spares inventory and work-in-progress inventory during the three months ended March 31, 2009. The decrease in accounts receivable was due to lower sales and ongoing collection efforts, and the changes in the income tax accounts were primarily due to the tax benefit recorded for the first quarter of 2009 and tax payments that were made during the period.

Days sales outstanding for the three months ended March 31, 2010 decreased to 80 days compared to 85 days in the three months ended March 31, 2009.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2010 was due to sales of matured investments of $23.4 million, offset by capital expenditures of $6.7 million primarily related to our investment in EUV and investment purchases of $7.7 million. Net cash provided by investing activities for the three months ended March 31, 2009 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period. As a result of our cost reduction efforts in 2009, our capital expenditures were approximately $1.0 million for the first quarter of 2009. A portion of the proceeds from matured investments were used to redeem our convertible subordinated notes in February 2009.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 primarily reflects $942,000 of proceeds from the issuance of common stock related to stock option exercises and excess tax benefits from stock option exercises of $502,000, offset by the first installment paid to our former partner in TCZ of $728,000. Net cash used in financing activities for the three months ended March 31, 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinate notes that matured on February 15, 2009. This payment was partially offset by from the issuance of common stock related to stock option exercises totaling $296,000 and excess tax benefits from stock option exercises of $5,000.

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a reduction in cash and cash equivalents of $88,000 and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the reduction in cash was primarily driven by a weakening of the Euro, partially offset by a strengthening of the Korean Won against the U.S. Dollar. For the three months ended March 31, 2009, the reduction in cash was driven primarily by a weakening of the Korean Won and Japanese Yen against the U.S. Dollar.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, particularly to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property and equipment in 2010 to be approximately $20.0 million, a significant portion of which will relate to purchases of equipment associated with EUV research and development, as well as purchases of software and equipment. In addition, we require resources to fund our normal operations. Due to the acquisition of the remaining 40% interest in TCZ, effective January 15, 2010, we are obligated to pay our former partner in TCZ approximately $2.2 million, in three equal installments by September 30, 2010. As of March 31, 2010, approximately $1.5 million is still payable and is included in accrued and other current liabilities within the accompanying consolidated balance sheet.

We believe that our current cash, cash equivalents and marketable securities and, to a lesser extent, cash from the exercise of employee stock options and the purchase by our employees of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and OLED display manufacturing, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. As of March 31, 2010, we have $77.1 million remaining of this authorization.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new technologies such as EUV and OLED display manufacturing;

•	the market acceptance of our products;

•	the overall levels of sales of our products and gross profit margins;

•

general economic and political conditions and specific conditions in the markets in which we operate, including the volatility in the semiconductor industry, and trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	the timing and requirements of spending to support product development efforts for our current technologies and other operating costs;

•	our competitors’ responses to our products and our anticipation of and responses to their products;

•	our manufacturing activity;

•	the levels of inventory and accounts receivable that we maintain;

•

the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, particularly during changing or adverse global economic conditions, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	competitive labor market compensation requirements;

•	acquisitions of assets, products or new technologies;

•	repurchases of our common stock;

•	capital improvements for new and existing facilities;

•	our relationships with suppliers and customers; and

•	the level of exercises of stock options and stock purchases by our employees under our employee stock purchase plan.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report for a description of recently issued accounting standards, including our expected dates of adoption and estimated effects on our results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK

We conduct business in several international currencies through our global operations. Our foreign currency hedging program manages fluctuations in the value of the Japanese Yen, the Korean Won, the Euro and the Taiwanese Dollar. Our foreign currency risk falls into two primary categories.

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency. In this instance we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions.

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experienced ineffectiveness of cash flow hedges from cancelled transactions. The fair value of all our forward contracts totaled to an asset of $84,000 at March 31, 2010. The deferred gain, net of tax, for those that qualified for hedge accounting treatment was $102,000 as of March 31, 2010.

At March 31, 2010, we had outstanding forward contracts to buy $16.1 million in exchange for Japanese Yen, $5.5 million in exchange for Korean Won, $2.0 million in exchange for Taiwanese Dollars and to sell $10.6 million in exchange for Euros. These contracts expire on various dates through November 2010.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $1.2 million and $743,000 at March 31, 2010 and 2009, respectively. The adverse impact at March 31, 2010 and 2009 is after consideration of the offsetting effect of approximately $4.8 million and $5.6 million from forward exchange contracts in place for March 31, 2010 and 2009, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

INVESTMENT AND DEBT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of March 31, 2010 would decrease by an immaterial amount.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. For the first quarter of 2010, our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

Our revenues and operating results from quarter to quarter and year to year have varied in the past and our future operating results may continue to fluctuate significantly.*

Factors that contribute to fluctuations in our revenues and operating results include:

•	cyclicality in the market for semiconductor manufacturing equipment;

•	rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

•	rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•	timing and size of orders from our customers;

•	the ability of our customers to pay for products purchased from us;

•	our abilities to manage customer satisfaction and product reliability, and to provide effective field support to our customers;

•	global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•	utilization rates of light sources by our chipmaker customers and pulse usage which affect our installed base products revenues and costs;

•	variability in the amount and timing of parts replacement costs under our OnPulse contracts;

•

changing or adverse global economic conditions, including their potential effects on our customers, suppliers, ability to sell products, and investments, and on energy prices, inflation, deflation, recession, unemployment, consumer confidence and demand, turmoil in the credit markets and financial services industry, and credit availability;

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead time from our customers;

•	the mix of light source models, and the level of installed base products revenues in our total revenues;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs;

•	research and development costs incurred to develop new technologies;

•	demand for TCZ’s production tool for low-temperature poly-silicon processing in the manufacture of flat panel displays;

•	global demand for flat panel displays in general and, in particular, for organic light emitting diode displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, we may experience material adverse effects on our operating results, financial condition and cash flows.*

Two large companies, ASML and Nikon, dominate the photolithography tool business. ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenues during the periods indicated:

	Three Months Ended March 31,
	2010	2009
ASML	28%	7%
Nikon	15%	30%
Samsung	10%	11%

Total	53%	48%

We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•	changes in global economic or market conditions affecting the semiconductor or the photolithography tool industries;

•	a change in a customer’s competitive position in its industry;

•	a customer experiencing production problems;

•	a decision to purchase light sources or related products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	March 31, 2010	December 31, 2009
ASML	26%	14%
Nikon	12%	12%
Samsung	5%	6%

Total	43%	32%

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

We expect sales of our excimer light source systems, including KrF and ArF systems, and the products in support of the installed base of light source systems to continue to account for a majority of our revenues in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate at which chipmakers adopt excimer light sources may vary, for reasons including:

•	performance of ArF immersion-specific resists;

•	potential shortages of specialized materials used in deep ultraviolet (“DUV”) optics;

•	the productivity of double-patterning ArF lithography tools;

•	consolidation of chipmakers; and

•	the level of demand for chips with ever-smaller feature sizes.

We cannot guarantee that these factors can or will be overcome or that the demand for our excimer light source systems and installed base products will not be materially reduced. The demand for our light source systems and installed base products, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

•	a decline in demand for our customers’ DUV photolithography tools;

•	a failure to achieve continued market acceptance of our products;

•	a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field support;

•	a failure to release enhanced versions of our products on a timely basis;

•	a decline in chipmaker light source utilization rates or retirement of light sources in our installed base;

•	a deterioration in global economic conditions;

•	the introduction of one or more improved versions of DUV light sources by our one competitor; and

•	technological changes that we are unable to address with our products.

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

Current technologies that are still being developed and commercialized, such as EUV, and future technologies such as nano-imprint lithography and certain maskless lithography techniques may render our KrF and ArF excimer light source products obsolete. We must manage product transitions, as the introduction of new products could have a negative adverse affect our sales of existing products.

EUV sources could fail to meet customer specifications or not be delivered on time.*

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. In the third quarter of 2009, we shipped the first prototype EUV source to ASML. We are currently integrating the prototype source into an ASML EUV lithography scanner, which is undergoing testing. We are also currently building a small number of pilot EUV sources for our own use and for customers. If we are not able to meet customer specifications, or have reliability or quality problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, we may experience the recording of impairment charges, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

We currently have one competitor, Gigaphoton, that sells light sources for DUV photolithography applications. Gigaphoton is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Our customers have purchased products from Gigaphoton and have qualified Gigaphoton’s light sources for use with their products. Additionally, Gigaphoton has been qualified by a number of chipmakers in Europe, Japan, other regions in Asia, and the United States, and has an installed base of light sources at chipmakers in these regions.

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

Any failure to manage our inventory levels and our inventory controls at our widely dispersed operations could adversely affect our business, operating results, financial condition and cash flows.*

We need to continually evaluate and monitor the adequacy of our inventory levels. We also need to closely manage the levels of obsolete and excess parts. We have inventory located at warehouses at our corporate office in the United States and at bonded warehouses near our subsidiaries in Korea, Taiwan and Europe. The success of our business depends to a significant degree on our ability to maintain or increase the sales of our products in the markets in which we do business. If we overestimate demand for our products or the overall condition of the global economy, we could experience excess inventory levels and use unnecessary cash. As a result of such excess inventory, we may be required to significantly write down the value of our inventory, which would negatively affect our operating results and financial condition.

We could also sustain a loss in the event of a catastrophe in any of the locations where we maintain our inventory if our insurance is inadequate to cover such losses. We will be required to continually analyze the sufficiency of our inventory distribution systems in order to support our operations. We may not adequately anticipate all of the changing demands that will be imposed on these systems. An inability or failure to update our internal inventory distribution systems or procedures, as required, could have a material adverse effect on our business, operating results and financial condition.

International operations expose us to foreign currency exchange rate fluctuations for all foreign currencies in which we do business, and we may be materially adversely affected by these fluctuations.*

We have international subsidiaries that operate in foreign currencies. All of our international subsidiaries purchase inventory in U.S. Dollars from either our manufacturing facility in San Diego or from our Korean subsidiary and, in many cases, resell these products to their customers in their local currency. In addition, our TCZ subsidiary purchases certain inventory in Euros. We hedge the foreign currency risks associated with these intercompany transactions by entering into forward contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

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

We believe it is critical for us to provide quick and responsive support directly to our chipmaker and direct customers who use our light source products in their photolithography systems. It is also essential to have well trained field service engineers to provide the high level of support that our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with service locations in Europe, Korea, Japan, China, Singapore, Taiwan and the United States This requires us to do the following:

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

We depend on key personnel, particularly management and technical personnel, who may be difficult to attract and retain.*

We are highly dependent on the services of many key employees in various areas, including:

•	research and development;

•	engineering;

•	sales and marketing;

•	direct service support;

•	manufacturing; and

•	management or leadership roles.

In particular, there are a limited number of experts in excimer light source technology, EUV lithography, and the laser crystallization process for flat panel display fabrication, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. We believe that our future growth and operating results will depend on:

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

Economic, political, regulatory and other events in geographic areas where we have significant revenue or operations could interfere with our business.*

We serve a global market and a large portion of our revenue is derived from customers outside of the United States. We expect our international sales to continue to account for the majority of our total revenues. In order to support our foreign customers, we maintain a refurbishment facility in Korea as well as field support facilities in Japan, the Netherlands, China, Singapore and Taiwan.

We may not be able to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not be viably competitive in the global market, or we may not be able to meet the support or manufacturing levels required by our global customers. Additionally, we are subject to risks inherent in doing business globally, including but not limited to:

•	fluctuations in exchange rates and currency controls;

•	political and economic conditions and instability, including economic turmoil in many parts of the world;

•	imposition of trade barriers and restrictions, such as the Foreign Corrupt Practices Act, including changes in tariff and freight rates, foreign customs and duties;

•	difficulty in coordinating our management and operations in different countries;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	limited intellectual property protection in some countries;

•	potentially adverse tax consequences in some countries;

•	the possibility of challenging accounts receivable collections;

•	the risk of business interruption as a result of natural disasters or supply chain disruptions;

•	the effect of acts of terrorism and war;

•	the burdens of complying with foreign laws, including regulatory structures and unexpected changes in regulatory environments; and

•	distribution costs, disruptions in shipping or reduced availability of freight transportation.

A significant portion of our customers are located in Asia. Political turmoil, economic problems and currency fluctuations affecting Asia could increase our risk in that region. It has not been difficult for us to comply with United States export controls; however, changes to these controls in the future could make it more difficult or impossible for us to export our products to many countries. There are certain risks for which we purchase limited or no insurance, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, operating results, financial condition and cash flows. Currently, none of our United States or international employees are members of a labor union; however if such employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and operating results.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to light sources and piezoelectric techniques. These patents will expire at various times through 2028.

Our pending patent applications and any future applications might not be approved. Our patents may not provide us with a competitive advantage and may be successfully challenged by third parties. In addition, third parties’ patents might have an adverse effect on our ability to do business. Due to cost constraints, we do not seek international patent protection for all inventions that are covered by United States patents and patent applications. As a result, we do not have foreign patent protection for some of our inventions. Additionally, laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States Therefore, the likelihood of piracy of our technology and products is greater in these countries. Further, third parties might independently develop similar products, duplicate our products, or design around patents that are granted to us.

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

Funds from research and development arrangements with third parties have been used to pay for a portion of our research and development costs associated with the design and development of specific products. Additionally, funds from lithography tool manufacturers and chipmaker customers have been used to fund a portion of our light source research and development efforts. In connection with providing these research and development services, we try to make contractually clear who owns the intellectual property that results from such activities. Disputes over the ownership or rights to use or market the resulting intellectual property could arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop could restrict our ability to market our products and have a material adverse effect on our business.

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

Changes in our effective tax rate may have a material adverse effect on our operating results, financial position and cash flows.

Our future effective tax rate may be adversely affected by a number of factors including:

•	changes in available tax credits, particularly the federal research and development tax credit, which expired at the end of 2009 and has yet to be reinstated for 2010 and later years;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in tax laws or the interpretation of such tax laws, such as the Internal Revenue Service (“IRS”) Code Section 199 manufacturing deduction which currently provides a tax benefit; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for United States taxes.

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

We have registered a number of trademarks including “CYMER” in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries. These registrations in other countries, or any new registrations we may undertake in the United States, could be unsuccessful.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time. No shares were purchased by us during the three months ended March 31, 2010.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

(a)	None.
(b)	There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

10.1	Summary description of Cymer, Inc. Long-Term Incentive Program.

10.2	Summary description of Cymer, Inc. Short-Term Incentive Program.

10.3	Form of Performance Restricted Stock Unit Grant Notice for use with the Long-Term Incentive Program under the Amended and Restated 2005 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: April 29, 2010	By:	/s/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)