Form 10-Q
period 2010-06-30
CYMER INC
filed 2010-07-29
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on July 23, 2010 was 42,951,000.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2010

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$78,809	$118,381
Restricted cash	4,984	1,200
Short-term investments	75,231	62,895
Accounts receivable - net of allowance for doubtful accounts of $796 and $2,297, respectively	114,380	76,792
Accounts receivable - related party	-	732
Inventories	202,966	185,077
Deferred and prepaid income taxes	48,035	45,689
Prepaid expenses and other assets	14,301	12,121

Total current assets	538,706	502,887

Property and equipment - net of accumulated depreciation of $180,326 and $179,686, respectively	102,066	106,755
Long-term investments	-	5,167
Deferred income taxes	29,652	26,998
Goodwill	8,833	8,833
Intangible assets - net of accumulated amortization of $19,147 and $18,806, respectively	7,986	8,327
Other assets	5,200	5,951

Total assets	$692,443	$664,918

LIABILITIES

Current liabilities:
Accounts payable	$31,908	$21,756
Accounts payable - related party	127	9,284
Accrued warranty	11,985	16,640
Accrued payroll and benefits	22,726	16,434
Deferred and accrued income taxes	5,191	12,363
Deferred revenue	20,810	22,339
Accrued and other current liabilities	11,527	4,807

Total current liabilities	104,274	103,623
Accrued income taxes	14,612	11,562
Deferred revenue	681	525
Other liabilities	6,324	7,570

Total liabilities	$125,891	$123,280

Commitments and contingencies - Note 9

EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock - authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	$-	$-
Common stock - authorized 100,000,000 shares; $.001 par value; 42,951,000 shares issued and 29,539,000 shares outstanding at June 30, 2010; 42,751,000 shares issued and 29,899,000 shares outstanding at December 31, 2009	43	43
Additional paid-in capital	607,788	598,314
Treasury stock at cost (13,412,000 and 12,852,000 common shares at June 30, 2010 and December 31, 2009, respectively)	(492,890)	(473,580)
Accumulated other comprehensive loss	(8,356)	(8,280)
Retained earnings	459,967	422,750

Total Cymer, Inc. stockholders’ equity	566,552	539,247
Noncontrolling interest	-	2,391

Total equity	566,552	541,638

Total liabilities and equity	$692,443	$664,918

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$131,864	$62,319	$245,645	$118,614
Product sales - related party	-	114	-	318

Total revenues	131,864	62,433	245,645	118,932

Cost of revenues	62,373	38,311	119,338	73,269

Gross profit	69,491	24,122	126,307	45,663

Operating expenses:
Research and development	21,617	14,285	41,502	32,728
Sales and marketing	6,332	3,947	11,466	7,910
General and administrative	10,346	6,430	19,557	13,674
Restructuring	-	-	-	8,407

Total operating expenses	38,295	24,662	72,525	62,719

Operating income (loss)	31,196	(540)	53,782	(17,056)

Other income (expense):
Foreign currency exchange gain (loss)	(160)	455	(56)	(1,478)
Interest and other income	173	418	313	1,021
Interest and other expense	(139)	(90)	(316)	(853)

Total other income (expense) - net	(126)	783	(59)	(1,310)

Income (loss) before income tax expense (benefit)	31,070	243	53,723	(18,366)

Income tax expense (benefit)	9,858	452	16,654	(6,061)

Net income (loss)	$21,212	$(209)	$37,069	$(12,305)

Net loss attributable to noncontrolling interest in subsidiary	-	734	148	1,343

Net income (loss) attributable to Cymer, Inc.	$21,212	$525	$37,217	$(10,962)

Earnings per share:
Basic earnings (loss) per share	$0.71	$0.02	$1.25	$(0.37)

Weighted average common shares outstanding - basic	29,716	29,680	29,856	29,664

Diluted earnings (loss) per share	$0.70	$0.02	$1.23	$(0.37)

Weighted average common shares outstanding - diluted	30,127	29,845	30,194	29,664

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$21,212	$(209)	$37,069	$(12,305)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,108	4,627	220	(1,523)
Unrealized (losses) gains on available for sale investments, net of income tax (benefit) expense of $(5), $18, $(20) and $(11), respectively	(9)	30	(32)	(18)
Unrealized (losses) gains on foreign currency forward exchange contracts, net of income tax (benefit) expense of $(202), $(81), $(175) and $83, respectively	(297)	(119)	(257)	122
Unrealized pension (losses) gains	(7)	(3)	(7)	5

Total other comprehensive income (loss)	795	4,535	(76)	(1,414)

Comprehensive income (loss)	$22,007	$4,326	$36,993	$(13,719)
Comprehensive loss attributable to noncontrolling interest in subsidiary	-	734	148	1,343

Comprehensive income (loss) attributable to Cymer, Inc.	$22,007	$5,060	$37,141	$(12,376)

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained		Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total	Interest	Total
BALANCE, DECEMBER 31, 2009	42,751	$43	$598,314	(12,852)	$(473,580)	$(8,280)	$422,750	$539,247	$2,391	$541,638
Exercise of common stock options	83	-	2,634	-	-	-	-	2,634	-	2,634
Issuance of shares upon vesting of restricted stock unit awards	107	-	-	-	-	-	-	-	-	-
Issuance of employee stock purchase plan shares	10	-	302	-	-	-	-	302	-	302
Employee stock-based compensation	-	-	5,180	-	-	-	-	5,180	-	5,180
Income tax benefit from stock option exercises	-	-	1,301	-	-	-	-	1,301	-	1,301
Repurchases of common stock into treasury	-	-	-	(560)	(19,310)	-	-	(19,310)	-	(19,310)
Acquisition of noncontrolling interest in subsidiary	-	-	57	-	-	-	-	57	(2,243)	(2,186)
Net income	-	-	-	-	-	-	37,217	37,217	(148)	37,069
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	220	-	220	-	220
Unrealized losses on available-for-sale investments, net of tax	-	-	-	-	-	(32)	-	(32)	-	(32)
Unrealized losses on foreign currency forward exchange contracts, net of tax	-	-	-	-	-	(257)	-	(257)	-	(257)
Unrealized pension losses, net of tax	-	-	-	-	-	(7)	-	(7)	-	(7)
BALANCE, JUNE 30, 2010	42,951	$43	$607,788	(13,412)	$(492,890)	$(8,356)	$459,967	$566,552	$-	$566,552

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$37,069	$(12,305)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,789	11,672
Stock-based compensation	5,180	2,169
Bad debt expense	(696)	1,218
Excess tax benefits from stock option exercises	(1,370)	-
Provision for deferred income taxes	(3,669)	451
Loss on disposal and impairment of property and equipment	61	584
Change in assets and liabilities:
Restricted cash	(3,754)	-
Accounts receivable	(36,676)	16,637
Accounts receivable - related party	732	546
Inventories	(17,745)	17,505
Prepaid expenses and other assets	(1,434)	1,108
Income taxes receivable	-	(9,085)
Accounts payable	12,520	(4,071)
Accounts payable - related party	(9,157)	(763)
Accrued expenses and other liabilities	5,998	(20,959)
Deferred revenue	(1,362)	(1,173)
Income taxes payable and accrued income taxes	(3,895)	(2,146)

Net cash (used in) provided by operating activities	(8,409)	1,388

Investing activities:
Acquisition of property and equipment	(7,879)	(3,210)
Purchases of investments	(57,880)	(26,147)
Proceeds from sold or matured investments	50,659	22,329

Net cash used in investing activities	(15,100)	(7,028)

Financing activities:
Proceeds from issuance of common stock	3,017	1,360
Purchase of noncontrolling interest	(1,456)	-
Repayment of convertible subordinated notes	-	(140,722)
Excess tax benefits from stock option exercises	1,370	42
Repurchase of common stock into treasury	(19,310)	-

Net cash used in financing activities	(16,379)	(139,320)

Effect of exchange rate changes on cash and cash equivalents	316	(1,982)

Net decrease in cash and cash equivalents	(39,572)	(146,942)
Cash and cash equivalents at beginning of the period	118,381	252,391

Cash and cash equivalents at end of the period	$78,809	$105,449

Supplemental disclosure of cash flow information:
Interest paid	$196	$2,654

Income taxes paid	$24,143	$5,990

Supplemental disclosure of noncash operating, investing and finance activities:
Net (decrease) increase in acquisition of property and equipment included in accounts payable	$(2,268)	$330

Net (decrease) increase in in-transit proceeds from issuance of common stock	$(81)	$45

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended June 30, 2010

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged primarily in the development, manufacturing and marketing of excimer light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support to our lithography tool manufacturer customers as well as directly to our chipmaker customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization systems used in the manufacture of organic light emitting diode (“OLED”) flat panel displays.

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated balance sheet at December 31, 2009 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Cymer, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. References to “Cymer”, “the Company,” “we,” “us,” “our” and other similar words refer to Cymer, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

On January 15, 2010, we purchased the remaining 40% ownership interest in TCZ, which increased our ownership in TCZ from 60% to 100%. Prior to January 15, 2010, we reflected the noncontrolling interest of TCZ in our unaudited consolidated financial statements with any earnings or losses distributed in accordance with the respective percentage interests of the joint owners.

Correction of Immaterial Error Related to Prior Periods

During the three months ended June 30, 2010, we corrected an immaterial error in our previously presented consolidated statement of cash flows for the six months ended June 30, 2009. The error related to the treatment of non-cash transfers between inventory and property and equipment during the six months ended June 30, 2009. The effect of the correction on our consolidated statement of cash flows for the six months ended June 30, 2009 was to decrease net cash provided by operating activities from $2.2 million to $1.4 million and to decrease net cash used in investing activities from $7.8 million to $7.0 million.

We will revise our historical consolidated statements of cash flows for the three months ended March 31, 2010, the nine months ended September 30, 2009 and the years ended December 31, 2009 and 2008 when the respective statements are presented in future filings. The effect of the correction for the three months ended March 31, 2010 is estimated to increase net cash used in operating activities and increase net cash provided by investing activities by approximately $1.7 million. The effect of the correction for the nine months ended September 30, 2009 is estimated to increase net cash provided by operating activities and increase net cash used in investing activities by approximately $0.8 million. The effect of the correction for the year ended December 31, 2009 is estimated to decrease net cash provided by operating activities and decrease net cash used in investing activities by approximately $5.1 million. The effect of the correction for the year ended December 31, 2008 is estimated to increase net cash used in operating activities and decrease net cash used in investing activities by approximately $2.1 million.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances, and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures on January 1, 2010, which did not have a significant effect on our unaudited consolidated financial statements. We do not expect adoption of Part II of the revised guidance to have a material effect on our consolidated financial statements.

In January 2010, the FASB issued additional guidance to clarify the scope of the decrease in ownership provisions in the existing guidance for consolidations. The new guidance is effective in the first annual or interim reporting period ending on or after December 15, 2009 for an entity that previously adopted the FASB authoritative guidance for consolidations. We adopted the guidance as of January 1, 2010, which did not have a significant effect on our unaudited consolidated financial statements.

In April 2010, the FASB issued additional guidance for revenue recognition to provide criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize as revenue, in its entirety, consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance for milestone method of revenue recognition is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect adoption of this guidance to have a significant effect on our unaudited consolidated financial statements.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$67,740	$59,189
Work-in-progress	53,283	41,014
Finished goods	81,943	84,874

	$202,966	$185,077

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

Available-for-Sale Securities. The fair values of our available-for-sale securities are determined by a matrix pricing, which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include commercial paper and government and corporate fixed income securities included in our investment portfolio.

Preferred Stock. We hold preferred stock which is valued at zero, as we believe it is unlikely we will receive any future cash flow from this preferred stock.

Derivative Instruments. Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended June 30, 2010 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy.

We did not have any transfers in or transfers out of Level 1 or Level 2 fair value measurements during the six months ended June 30, 2010. Our financial assets and financial liabilities measured at fair value on a recurring basis are as follows (in thousands):

		June 30, 2010	Fair Value Measurements at Reporting Date Using:
			Level 1	Level 2	Level 3
Assets:
Investment securities:
Cash and cash equivalents		$78,809	$78,809	$-	$-
Restricted cash		4,984	4,984	-	-
Short-term investments:
Corporate debt securities		39,402	-	39,402	-
U.S. government securities		35,829	-	35,829	-
Foreign currency forward exchange contracts	(1)	134	-	134	-

Total assets		$159,158	$83,793	$75,365	$-

Liabilities:
Foreign currency forward exchange contracts	(2)	$2,065	$-	$2,065	$-

Total liabilities		$2,065	$-	$2,065	$-

		December 31, 2009	Fair Value Measurements at Reporting Date Using:
			Level 1	Level 2	Level 3
Assets:
Investment securities:
Cash and cash equivalents		$118,381	$112,751	$5,630	$-
Restricted cash		1,200	1,200	-	-
Short-term investments:
Corporate debt securities		30,465	-	30,465	-
U.S. government securities		32,430	-	32,430	-
Long-term investments - corporate debt securities		5,167	-	5,167	-
Foreign currency forward exchange contracts	(1)	208	-	208	-

Total assets		$187,851	$113,951	$73,900	$-

Liabilities:
Foreign currency forward exchange contracts	(2)	$182	$-	$182	$-

Total liabilities		$182	$-	$182	$-

(1)	Included in prepaid expenses and other assets on the accompanying unaudited consolidated balance sheets.

(2)	Included in accrued and other current liabilities on the accompanying unaudited consolidated balance sheets.

Non-Financial Assets and Liabilities

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

We currently have two separate reporting units: (1) our primary business to design, manufacture and sell excimer light source systems and installed base products for use in lithography systems used in the manufacture of semiconductors; and (2) TCZ, which is currently developing and producing a system for use in the manufacture of OLED flat panel displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the six months ended June 30, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the six months ended June 30, 2010, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

4. INVESTMENTS

Investments at June 30, 2010 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$39,439	$-	$37	$39,402
U.S. government agencies	35,814	15	-	35,829

Total	$75,253	$15	$37	$75,231

Investments at December 31, 2009 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term:
Corporate debt securities	$30,404	$63	$2	$30,465
U.S. government agencies	32,443	1	14	32,430

Total	$62,847	$64	$16	$62,895

Long-term:
Corporate debt securities	$5,181	$-	$14	$5,167

Total	$5,181	$-	$14	$5,167

As of June 30, 2010, the contractual maturities of our investments were all less than one year and classified as short-term. We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at June 30, 2010.

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

The second category of foreign currency risk occurs when transactions are recorded in our unaudited consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these remeasurement gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges and, therefore, we record changes in their fair value to other income (expense). See Note 3, “Fair Value Measurements” for further discussion of our derivative instruments during the six months ended June 30, 2010.

The derivatives that we enter into generally have maturity dates of no more than twelve months. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed, and we review all exposures and derivative positions on a regular basis.

At June 30, 2010, we had outstanding forward contracts to buy $31.8 million in exchange for Japanese Yen, $8.0 million in exchange for Korean Won, $3.5 million in exchange for Taiwanese Dollars, and to sell $7.6 million in exchange for Euros. The fair value of all of our forward contracts totaled to a liability of $1.9 million at June 30, 2010. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $195,000 as of June 30, 2010. We expect that this unrealized loss will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transactions occur.

We do not enter into derivative instruments for speculative purposes.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheet was as follows (in thousands):

	Asset Derivatives (1)
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments: Foreign exchange contracts	Prepaid expenses and other assets	$-	Prepaid expenses and other assets	$103

Derivatives not designated as hedging instruments: Foreign exchange contracts	Prepaid expenses and other assets	$134	Prepaid expenses and other assets	$444

Total derivatives		$134		$547

	Liabilities Derivatives (1)
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments: Foreign exchange contracts	Accrued and other current liabilities	$328	Accrued and other current liabilities	$-
Derivatives not designated as hedging instruments: Foreign exchange contracts	Accrued and other current liabilities	$1,737	Accrued and other current liabilities	$521

Total derivatives		$2,065		$521

(1)	There were no asset derivatives designated as derivative hedging instruments at June 30, 2010, and there were no liabilities derivatives designated as derivative hedging instruments at December 31, 2009.

The effect of derivative instruments on our unaudited consolidated statement of operations was as follows (in thousands):

	Three Months Ended June 30, 2010
Derivatives in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$(515)	Cost of revenues	$145	Cost of revenues	$(3)

Total	$(515)		$145		$(3)

	Three Months Ended June 30, 2009
Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$(201)	Cost of revenues	$160	Cost of revenues	$13

Total	$(201)		$160		$13

	Six Months Ended June 30, 2010
Derivatives in Cash Flow Hedging Relationships	Gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$(447)	Cost of revenues	$101	Cost of Revenues	$(1)

Total	$(447)		$101		$(1)

	Six Months Ended June 30, 2009
Derivatives in Cash Flow Hedging Relationships	Gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$184	Cost of revenues	($62)	Cost of revenues	$32

Total	$184		($62)		$32

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

	Three Months Ended June 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(1,638)

Total		$(1,638)

	Three Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(429)

Total		$(429)

	Six Months Ended June 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(2,573)

Total		$(2,573)

	Six Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange gain	$345

Total		$345

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a regular basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of June 30, 2010, we did not have any credit exposure from nonperformance of foreign exchange hedging counterparties as we were in a net liability position.

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

The table below summarizes the total number of shares granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options (1)	20,000	-	40,000	5,000
Restricted stock unit awards (2)	11,180	2,030	223,599	232,148
Performance restricted stock unit awards (3)(4)	21,000	-	273,100	108,110

	52,180	2,030	536,699	345,258

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of hire, and the balance vesting in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.

(2)	RSUs vest over a three-year period with 33% of the shares vesting on or about the first business day of each of the next three years following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

(3)	The number of shares subject to PRSUs granted in 2010 represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our relative performance related to market share, revenue, and net income compared to a specified company or group of peer companies over a one-year performance period. The shares, if any, will be issued following the end of the one-year performance period. The shares issued will vest over a three-year period, with 33% of the shares vesting on or about the first business day of each of the next three years following the date of grant, subject to the participant’s continued service through the applicable vesting dates. A participant must be employed on the last day of the performance period in order to be eligible for any shares subject to the PRSU award to vest and become issuable to the participant.

(4)	The number of shares subject to PRSUs granted in 2009 represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our relative performance related to revenue and net income compared to a specified group of peer companies over a three-year performance period and the eligible individual’s management by objectives achievement during the same three-year performance period. The shares, if any, will be issued and fully vested following the end of the three-year performance period. A participant must be employed on the last day of the performance period in order to be eligible for any shares subject to the PRSU award to become issuable to the participant.

We measure the fair value of stock-based awards at the grant date as determined by a Black-Scholes option pricing model. The fair value is recognized as expense over the requisite service period. We value the stock unit awards which are issued to our non-employee directors, executive officers and certain key employees based on the fair value of our common stock on the date that the stock unit award is granted. Compensation expense related to RSUs is recognized over the service period. We adjust compensation expense related to PRSUs throughout the service period based upon the expected achievement of the underlying performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation at the time that the stock option or stock unit awards are granted and revised if necessary in subsequent periods, if actual forfeiture rates differ from those estimates.

The following weighted average assumptions were used for stock options granted during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009(1)	2010	2009
Dividend yield	None	-	None	None
Volatility rate	46%	-	44%	53%
Risk free interest rate	2.04%	-	2.17%	1.89%
Expected life	3.1 years	-	3.0 years	3.1 years

(1)	No stock options were granted in the three months ended June 30, 2009.

Share-Based Compensation

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$367	$440	$758	$1,223
RSUs	1,035	643	1,900	1,180
PRSUs	1,474	249	2,522	(234)

Total share-based compensation	$2,876	$1,332	$5,180	$2,169

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended June 30, 2010, we purchased 560,000 shares for $19.3 million under this program. As of June 30, 2010, $57.8 million remain available under this program for repurchases.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, net unrealized gains and losses on foreign currency exchange contracts, and net unrealized pension gains and losses, which are recorded as short-term and long-term investments in the accompanying unaudited consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments	$(7,962)	$(8,182)
Unrealized gains (losses) on available-for-sale investments, net of tax	(30)	2
Net unrealized gains (losses) on foreign currency forward exchange contracts, net of tax	(195)	62
Unrealized pension losses, net of tax	(169)	(162)

Accumulated other comprehensive loss	$(8,356)	$(8,280)

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

The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to Cymer, Inc.	$21,212	$525	$37,217	$(10,962)
Denominator:
Weighted average shares used to compute basic EPS	29,716	29,680	29,856	29,664
Effect of dilutive options and stock unit awards	411	165	338	-

Diluted weighted average common shares outstanding	30,127	29,845	30,194	29,664

Earnings (loss) per share:
Basic	$0.71	$0.02	$1.25	$(0.37)

Diluted	$0.70	$0.02	$1.23	$(0.37)

For the three months ended June 30, 2010 and 2009, weighted average options, RSUs, and PRSUs totaling 961,000 shares and 2.4 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the six months ended June 30, 2010 and 2009, weighted average options, RSUs, and PRSUs totaling 1.0 million shares and 2.8 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Additionally, for the six months ended June 30, 2009, 746,000 shares of weighted average common stock attributable to our convertible subordinated notes, which were repaid at maturity in February 2009, were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

8. INCOME TAXES

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary year-to-date pre-tax income. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

Income tax expense of $9.9 million and $16.7 million reflect effective tax rates of 31.7% and 31.0% for the three and six months ended June 30, 2010, respectively. Our effective tax rate for the three months ended June 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from the U.S. manufacturing deduction, offset partially by state income taxes net of federal benefit. Additionally, we recorded a net tax benefit in the United States of $324,000 as a discrete item during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore. The $324,000 net tax benefit represents the establishment of a $1.2 million deferred tax asset, offset by a valuation allowance of $917,000. Our effective tax rate for the six months ended June 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from the U.S. manufacturing deduction, a $324,000 net tax benefit discussed above, and a net tax benefit in the United States of $1.2 million recorded as a discrete item during the three months ended March 31, 2010 based on our estimate of the outcome of a foreign tax audit, offset partially by state income taxes net of federal benefit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years. .

Income tax expense of $452,000 and income tax benefit of $6.1 million reflect effective tax rates of 186.0% and 33.0% for the three and six months ended June 30, 2009, respectively. Given the difficulty in forecasting annual results during the quarterly periods of 2009, we calculated our quarterly income tax expense (benefit) using the year-to-date actual results. Therefore, the income tax expense for the three months ended June 30, 2009 reflects the difference between the income tax benefit recorded for the six months ended June 30, 2009 and the income tax benefit recorded for the three months ended March 31, 2009. Our effective tax rate for the six months ended June 30, 2009 was lower than the United States federal statutory rate of 35% due primarily to foreign losses that could not be benefited, offset by state income taxes net of federal benefit.

As of June 30, 2010, the balance of our net unrecognized tax benefits is $15.6 million, a decrease of $5.0 million from December 31, 2009. This decrease is due primarily to a settlement made to the Internal Revenue Service (IRS) related to an audit and a decrease in reserves relating to the foreign tax audit noted above.

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

9. COMMITMENTS AND CONTINGENCIES

TCZ

Due to the acquisition of the remaining 40% interest in TCZ effective January 15, 2010, we are obligated to pay our former partner in TCZ approximately $2.2 million, in three equal installments, by September 30, 2010. As of June 30, 2010, approximately $730,000 is still payable and is included in accrued and other current liabilities within the accompanying consolidated balance sheet.

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

We record a provision for warranty, which is included in cost of revenues and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, can not be reasonably estimated at the time revenue is recorded. The following table provides the changes in the product warranty accrual (in thousands):

Six Months Ended June 30, 2010
Balance as of January 1	$16,640
Accruals for warranties issued during the period	8,445
Changes in liability related to pre-existing warranties	(8,701)
Warranty expenditures during the period, net of consumed parts returned	(4,399)

Balance as of June 30	$11,985

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorney’s fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of June 30, 2010, we were not subject to any pending general or intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

10 . SEGMENT OPERATIONS

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell excimer light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ is manufacturing and marketing a system for use in the manufacture of OLED flat panel displays.

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

	Three Months Ended June 30, 2010
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$127,414	$4,563	$(113)	$131,864

Operating income (loss)	$32,221	$(1,025)	$-	$31,196

	Three Months Ended June 30, 2009 (1)
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$62,433	$-	$-	$62,433

Operating income (loss)	$404	$(1,007)	$63	$(540)

	Six Months Ended June 30, 2010 (1)
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$241,287	$4,563	$(205)	$245,645

Operating income (loss)	$58,771	$(5,015)	$26	$53,782

	Six Months Ended June 30, 2009 (1)
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$118,932	$-	$-	$118,932

Operating income (loss)	$(15,106)	$(2,076)	$126	$(17,056)

(1)	TCZ operating income (loss) is presented excluding noncontrolling interest.

	June 30, 2010
	Cymer	TCZ	Consolidation Adjustments	Total
Total assets	$672,117	$20,600	$(274)	$692,443

	December 31, 2009
	Cymer	TCZ	Consolidation Adjustments	Total
Total assets	$648,911	$18,157	$(2,150)	$664,918

11. RELATED PARTY TRANSACTION

During the three months ended June 30, 2010, we engaged Exponent, Inc., to perform a one-time component reliability analysis for a fee of approximately $200,000, of which $127,000 had been incurred through June 30, 2010. Mr. Michael R. Gaulke, a member of our board of directors and member of Exponent’s board of directors, served as an executive officer of Exponent until he retired from his executive chairman role on June 3, 2010.

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

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected timeline for the adoption of new photolithography and flat panel display technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. These forward-looking statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations involve a number of risks and uncertainties and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

We are the world’s leading supplier of light sources used in the photolithography process for semiconductor, or chip, manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by our lithography tool manufacturers. Additionally, we provide installed base products in support of chipmaker customers who use our light sources in their advanced wafer patterning production processes. We currently supply deep ultraviolet (“DUV”) light sources to our lithography tool manufacturer customers ASML, Canon and Nikon, who integrate the light source into their wafer steppers and scanners which they then provide to chipmakers. In addition, we sell replacement parts and support to lithography tool manufacturers as well as directly to chipmakers, who include all of the world’s largest semiconductor manufacturers. Our light source systems constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As the leading supplier of these light sources, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We are currently developing extreme ultraviolet (“EUV”) source technology for chip manufacturing, and we anticipate recording our first sale of an EUV pilot source system in 2010. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of organic light emitting diode (“OLED”) flat panel displays. We recorded our first sale of a TCZ silicon crystallization tool during the second quarter of 2010.

Revenue of $131.8 million in the second quarter of 2010 represented a 111% increase over the second quarter of 2009 and a 16% increase over the first quarter of 2010. The increases over prior year and last quarter are due to growth in both installed base products and light source revenues during the quarter. During the quarter, the majority of our light source shipments continued to be ArF sources in support of 45nm and below immersion lithography, and we also delivered several KrF sources to support increased semiconductor manufacturing (also referred to as “fabs”). Semiconductor fabs continue to increase their pulse utilization levels, and we estimate that by the end of the second quarter, gross pulses were approximately 98% of the June 2008 peak. Driven by strong end user demand for smart phones, tablet computers, cell phones, and other electronic products, we expect semiconductor fab utilization will continue to remain high and pulse utilization will exceed prior peak levels in the second half of this year.

Gross margin was 52.7% in the second quarter of 2010, an increase over gross margin of 38.6% in the second quarter of 2009 and 50.0% in the first quarter of 2010. Increases in gross margin have been driven by our continued focus on operational execution, coupled with previously implemented cost structure improvements, improved manufacturing absorption and lower write downs of inventory. During the second quarter of 2010, we also realized decreases in warranty expenses due to light source reliability improvements, which decreased our estimated future warranty liability.

Operating expenses of $38.3 million in the second quarter of 2010 represents a 55.3% increase over the second quarter of 2009 and a 11.8% increase over the first quarter of 2010. We continued to raise our investment in EUV source development and commercialization, and we are funding variable compensation programs that are closely linked to improvements in business levels and company performance. Operating expenses as a percentage of net sales decreased to 29.0% in the second quarter of 2010, compared to 39.5% in the second quarter of 2009 and 30.1% in the first quarter of 2010.

Our company has delivered strong growth in net income as compared to a year ago and last quarter. Our second quarter 2010 net income was $21.2 million, compared to $525,000 net income in the second quarter of 2009, and represented a 32.5% increase over the $16.0 million of net income generated in the first quarter of 2010.

We are encouraged by the outlook for our business in the second half of 2010. Chipmakers in all three sectors are increasing their investment in ArF immersion lithography technology in support of 45nm and below development and manufacturing. The depth of investment has broadened to a larger number of chipmakers and includes increased KrF purchases. We believe our installed base products and DUV light sources are well positioned to support our customers’ business needs. Customer adoption of OnPulse has increased over the last two years, representing a sizeable, scalable, and predictable contributor to our revenues and net income. Our investment in EUV commercialization and TCZ market penetration positions us strategically for additional growth and continued market leadership.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	100.0%	99.8%	100.0%	99.7%
Product sales - related party	-	0.2	-	0.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	47.3	61.4	48.6	61.6

Gross profit	52.7	38.6	51.4	38.4

Operating expenses:
Research and development	16.4	22.9	16.8	27.5
Sales and marketing	4.8	6.3	4.7	6.6
General and administrative	7.8	10.3	8.0	11.5
Restructuring	-	-	-	7.1

Total operating expenses	29.0	39.5	29.5	52.7

Operating income (loss)	23.7	(0.9)	21.9	(14.3)
Total other income (expense) - net	(0.1)	1.3	-	(1.1)

Income (loss) before income tax expense (benefit)	23.6	0.4	21.9	(15.4)
Income tax expense (benefit)	7.5	0.7	6.8	(5.1)

Net income (loss)	16.1	(0.3)	15.1	(10.3)

Net loss attributable to noncontrolling interest in subsidiary	-	1.2	0.1	1.2

Net income (loss) attributable to Cymer, Inc.	16.1%	0.9%	15.2%	(9.1)%

We currently operate within two reportable segments, Cymer and TCZ. The Cymer segment of our business consists of products including lithography light sources and installed base products. The TCZ segment is targeting the growing market for low-temperature poly-silicon (“LTPS”) processing used in the manufacture of OLED flat panel displays. The discussion which follows for revenues, cost of revenues and operating expenses includes our consolidated results and identifies those amounts associated with the TCZ segment, which are included in the consolidated amounts, for the three and six months ended June 30, 2010 and 2009. Additional information regarding our reporting segments is contained in Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Three Months Ended June 30, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)	% Change
Light source systems:
Revenue	$44,751	$8,375	$36,376	436%

Units sold	30	4	26	650%

Average selling price (1)	$1,496	$1,990	$(494)	(25%)

Installed base product revenue	$82,550	$54,058	$28,492	53%

TCZ flat panel display systems	$4,563	-	$4,563

Total revenue	$131,864	$62,433	$69,431	111%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased period over period primarily due to improved demand for light source systems and installed base products as a result of improved market conditions where we do business as compared to the same period in the prior year. The increase in light source revenues was primarily due to a higher level of investment in ArF light sources in support of 45nm and below immersion lithography and an increase in KrF source purchases. The average selling price of our light source systems decreased 25% due to a change in the product mix of light source systems sold period over period. Our installed base product revenue increased from period to period due to the continued customer adoption of our OnPulse contracts and a rise in pulse utilization of our light source systems by chipmaker customers. We also recorded our first TCZ segment revenue during the three months ended June 30, 2010 for the relocation, installation and final acceptance of a flat panel display system by a large Korean display manufacturer.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
U.S.	$52,850	$16,053	$36,797	229%
Japan	22,772	14,073	8,699	62%
Korea	22,530	15,330	7,200	47%
Other Asia (Taiwan, Singapore, China)	24,733	11,886	12,847	108%
Europe	8,979	5,091	3,888	76%

Total	$131,864	$62,433	$69,431

Revenues in regions outside of the United States increased $32.6 million to $79.0 million during the quarter ended June 30, 2010 due to improved economic conditions in certain regions where we conduct business when compared to the same period in the prior year. We anticipate that international sales will continue to account for a significant portion of our sales.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchased installed base products and a flat panel display system from us, amounted to 30%, 11% and 12%, respectively, of total revenue for the three months ended June 30, 2010, and 8%, 16% and 18%, respectively, of total revenue for the same period in 2009.

Backlog. Our backlog includes only those orders for DUV light source systems and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following twelve months. In addition, our backlog does not include services or support which will be provided to our customers in the future or under service contracts. Although we have purchase orders for several EUV source systems and a TCZ flat panel display system, we have not included these purchase orders in our backlog as these systems are still in development or in evaluation stages and we can not be certain revenue will be recognized within the next twelve months. Timing of delivery can be affected by many factors, including factors that can not be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.

At June 30, 2010, we had a DUV backlog of $55.5 million compared with a DUV backlog of $34.5 million at June 30, 2009. DUV bookings at June 30, 2010 and 2009 were $139.6 million and $71.4 million, respectively. The DUV book-to-bill ratio at June 30, 2010 was 1.09 compared to 0.79 for the same period in 2009. The increase in DUV bookings, backlog and book-to-bill ratio reflects an increase in demand for our light source systems in the second quarter of 2010.

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

The cost of revenues increased 62.8% to $62.4 million for the quarter ended June 30, 2010 from $38.3 million for the quarter ended June 30, 2009. Gross profit increased to $69.5 million with a 52.7% gross margin for the quarter ended June 30, 2010 from $24.1 million with a 38.6% gross margin for the quarter ended June 30, 2009. The increase in gross profit and gross margin from period to period was primarily due to the higher level of light source system sales along with the realized benefits of previously implemented cost structure improvements, improved manufacturing absorption, and lower write-downs of inventory. During the quarter ended June 30, 2010, we also realized decreases in warranty expenses due to light source reliability improvements, which decreased our estimated future warranty liability.

Included in cost of revenues for the quarter ended June 30, 2010 was $4.0 million related to the relocation, installation and final acceptance of a TCZ flat panel display system. There were no costs of revenues associated with the TCZ segment for the quarter ended June 30, 2009.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 51.3% to $21.6 million for the quarter ended June 30, 2010 from $14.3 million for the quarter ended June 30, 2009. In the quarter ended June 30, 2010, research and development spending increased as we continued to raise our level of investment in EUV source development, and an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. In the quarter ended June 30, 2009, research and development expenses reflect the impact of reductions in workforce including a reduction in variable compensation costs and adjusted spending on our DUV product portfolio. In addition, research and development expenses included $831,000 and $1.0 million for the quarters ended June 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, research and development expenses decreased to 16.4% for the quarter ended June 30, 2010 from 22.9% for the quarter ended June 30, 2009.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 60.4% to $6.3 million for the quarter ended June 30, 2010 from $3.9 million for the quarter ended June 30, 2009. Included in sales and marketing expenses were $563,000 and $454,000 for the quarters ended June 30, 2010 and 2009, respectively, for our TCZ segment. The increase in sales and marketing expenses primarily reflects an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. As a percentage of total revenues, sales and marketing decreased to 4.8% for the quarter ended June 30, 2010 compared to 6.3% for the quarter ended June 30, 2009.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 60.9% to $10.3 million for the quarter ended June 30, 2010 from $6.4 million for the quarter ended June 30, 2009 primarily due to an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. Included in general and administrative expenses were $221,000 and $257,000 for the quarters ended June 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.8% for the quarter ended June 30, 2010 compared to 10.3% for the quarter ended June 30, 2009.

Total other income (expense)—net. Net other income (expense) consists primarily of interest income earned on our investment and cash portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense, net was $126,000 for the quarter ended June 30, 2010 compared to other income, net of $783,000 for the quarter ended June 30, 2009. Other expense, net for the quarter ended June 30, 2010 relates primarily to foreign currency losses as a result of the negative impact due to the depreciation of the Korean Won and Euro against the U.S. Dollar and reduced interest income due to lower investments when compared to the quarter ended June 30, 2009.

Income tax expense. Income tax expense of $9.9 million and $452,000 reflect effective tax rates of 31.7% and 186.0% for the three months ended June 30, 2010 and 2009, respectively. Given the difficulty in forecasting annual results during the quarterly periods of 2009, we calculated our quarterly income tax expense (benefit) using the year-to-date actual results. Therefore, the income tax expense for the three months ended June 30, 2009 reflects the difference between the income tax benefit recorded for the six months ended June 30, 2009 and the income tax benefit recorded for the three months ended March 31, 2009. The decrease in the effective tax rate for the three months ended June 30, 2010 was also due to an increase in our ability to realize the U.S manufacturing benefit given increased profitability in 2010. Additionally, we recorded a net tax benefit in the United States of $324,000 as a discrete item during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore.

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

Six Months Ended June 30, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)	% Change
Light source systems:
Revenue	$79,936	$23,955	$55,981	234%

Units sold	54	13	41	315%

Average selling price (1)	$1,509	$1,776	$(267)	(15%)

Installed base product revenue	$161,146	$94,977	$66,169	70%

TCZ flat panel display systems	$4,563	-	$4,563

Total revenue	$245,645	$118,932	$126,713	107%

(1)	For purposes of calculating the average light source system selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue for the six months ended June 30, 2010 increased due to greater demand for light source systems and installed base products as a result of overall improved market conditions when compared to the same period in the prior year. The increase in light source revenues was primarily due to a higher level of investment in ArF light sources in support of 45nm and below immersion lithography and an increase in KrF source purchases. The average selling price of our light source systems decreased 15% due to a change in the product mix of light source systems sold period over period. Our installed base product revenue increased from period to period due to the increased adoption of OnPulse contracts and a rise in pulse utilization of our light source systems by chipmaker customers.

We also recorded our first TCZ segment revenue during the six months ended June 30, 2010 for the relocation, installation and final acceptance of a flat panel display system by a large Korean display manufacturer. There were no revenues associated with our TCZ segment for the six months ended June 30, 2009.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
U.S.	$97,728	$29,422	$68,306	232%
Japan	45,697	34,110	11,587	34%
Korea	41,062	25,192	15,870	63%
Other Asia (Taiwan, Singapore, China)	44,142	21,052	23,090	110%
Europe	17,016	9,156	7,860	86%

Total	$245,645	$118,932	$126,713

Revenues in regions outside of the United States increased $58.4 million to $147.9 million during the six months ended June 30, 2010 due to improved economic conditions in certain regions where we conduct business when compared to the same period in the prior year. We anticipate that international sales will continue to account for a significant portion of our sales.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchased installed base products and a flat panel display system from us, amounted to 29%, 13% and 11%, respectively, of total revenue for the six months ended June 30, 2010, and 8%, 23% and 14%, respectively, of total revenue for the same period in 2009.

Cost of revenues. The cost of revenues increased 62.9% to $119.3 million for the six months ended June 30, 2010 from $73.3 million for the same period in 2009. Gross profit increased to $126.3 million with a 51.4% gross margin for the six months ended June 30, 2010 from $45.7 million with a 38.4% gross margin for the same period in 2009. The increase in gross profit and gross margin from period to period was primarily due to the higher level of sales, the realized benefits of previously implemented cost structure improvements, improved manufacturing absorption, and lower write downs of inventory. These increases were offset partially by increases in warranty expenses due to an increase in laser shipments during the six months ended June 30, 2010 compared to the same period in 2009, offset partially by decreases in warranty expenses due to light source reliability improvements, which decreased our estimated future warranty liability.

Included in cost of revenues for the six months ended June 30, 2010 was $4.0 million related to the relocation, installation and final acceptance of a TCZ flat panel display system. There were no costs of revenues associated with the TCZ segment for the six months ended June 30, 2009.

Research and development. Research and development expenses increased 26.8% to $41.5 million for the six months ended June 30, 2010 from $32.7 million for the same period in 2009. Research and development spending increased in the six months ended June 30, 2010 as we raised our level of investment in EUV source development, and reinstated variable compensation programs that are closely linked to improvements in business levels and company performance. In the six months ended June 30, 2009, research and development expenses were negatively impacted by the reductions in workforce conducted during the period, including a reduction in variable compensation costs. Research and development expenses included $3.7 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively, for our TCZ segment. The increase in research and development expenses for TCZ is due primarily to assuming full ownership of the joint venture in January 2010. As a percentage of total revenues, research and development expenses decreased to 16.8% for the six months ended June 30, 2010 from 27.5% for the same period in 2009.

Sales and marketing. Sales and marketing expenses increased 45.0% to $11.5 million for the six months ended June 30, 2010 from $7.9 million for the same period in 2009. Included in sales and marketing expenses were $1.1 million and $917,000 for of the six months ended June 30, 2010 and 2009, respectively, for our TCZ segment. The increase in sales and marketing expenses primarily reflects an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance, and advertising costs during the period. As a percentage of total revenues, sales and marketing decreased to 4.7% for the six months ended June 30, 2010 compared to 6.6% for the six months ended June 30, 2009.

General and administrative. General and administrative expenses increased 43.0% to $19.6 million for the six months ended June 30, 2010 from $13.7 million for the same period in 2009, primarily due to an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. These increases were partially offset by a decline in bad debt expense as a result of improved risk profiles and payment histories of certain of our customers compared to the same period in 2009. Included in general and administrative expenses were $740,000 and $496,000 for of the six months ended June 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 8.0% for the six months ended June 30, 2010 compared to 11.5% for the six months ended June 30, 2009.

Restructuring. There were no restructuring expenses during the six months ended June 30, 2010. During the six months ended June 30, 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, as part of our cost reduction efforts in response to the deterioration in the lithography sector of the semiconductor capital equipment market at the time. These reductions in workforce affected only employees at our Cymer segment. As a result of these reductions in our workforce, we recorded restructuring expense of approximately $8.4 million during the six months ended June 30, 2009.

Total other income (expense)—net. Other expense, net was $59,000 for the six months ended June 30, 2010 compared to $1.3 million for the six months ended June 30, 2009. Other expense, net for the six months ended June 30, 2010 relates primarily to foreign currency losses as a result of the negative impact due to the depreciation of the Korean Won and Euro against the U.S. Dollar, reduced interest income due to lower investments and reduced interest expense due to the repayment of our convertible subordinated notes in February 2009 when compared to the same period in 2009. Other expense, net of $1.3 million for the six months ended June 30, 2009 was primarily due to foreign currency losses of $1.5 million as a result of the negative impact due to the depreciation of the Korean Won against the U.S. Dollar.

Income tax expense (benefit). Income tax expense of $16.7 million and income tax benefit of $6.1 million reflect effective tax rates of 31.0% and 33.0% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the effective rate is due primarily to an increase in our ability to utilize the U.S. manufacturing benefit due to increased profitability in 2010. Additionally, we recorded a net tax benefit in the United States of $324,000 as a discrete item during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore. We also recorded a net tax benefit in the United States of $1.2 million as a discrete item during the three months ended March 31, 2010 based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

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

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have funded our operations primarily from cash generated from operations, the proceeds from note offerings, and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(8,409)	$1,388
Net cash used in investing activities	(15,100)	(7,028)
Net cash used in financing activities	(16,379)	(139,320)
Effect of exchange rate changes on cash and cash equivalents	316	(1,982)

Net decrease in cash and cash equivalents	$(39,572)	$(146,942)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 primarily reflects changes in working capital, including a $36.7 million increase in accounts receivable and a $17.7 million increase in inventory, offset partially by net earnings for the period before depreciation, amortization, and stock-based compensation. The accounts receivable increase results primarily from the increase in revenue and an increase in days sales outstanding to 79 days in the six months ended June 30, 2010 from 72 days in the six months ended June 30, 2009. The increase in inventory is due primarily to the build of EUV source pilot systems.

Net cash provided by operating activities for the six months ended June 30, 2009 primarily reflects decreases in inventory and accounts receivable and the effect of non-cash charges including depreciation and amortization, stock-based compensation and bad debt expense. These sources of cash were partially offset by the net loss for the period, decreases in accrued expenses and other liabilities, accounts payable and changes in income taxes receivable and payable. The decrease in inventory was due primarily to decreases in our spares inventory and work-in-progress inventory during the six months ended June 30, 2009, as we focused on optimizing our inventory levels. The decrease in accounts receivable was due to lower sales and ongoing collection efforts, and the changes in the income tax accounts were primarily due to the tax benefit recorded for the first six months of 2009 and tax payments that were made during the period. The decrease in accrued expenses and other liabilities primarily reflects the decrease in warranty provision as a result of reduced sales and a lower number of light source systems under warranty at June 30, 2009.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period as well as capital expenditures of $7.9 million primarily related to our investment in EUV. Net cash used in investing activities for the six months ended June 30, 2009 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period. A portion of the proceeds from matured investments were used to redeem our convertible subordinated notes in February 2009. Our capital expenditures were reduced to approximately $3.2 million for the first six months of 2009, in support of our cost reduction efforts in 2009.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 primarily reflects $19.3 million of treasury stock purchases as well as the first and second installment paid to our former partner in TCZ. These uses of cash were partially offset by proceeds from the issuance of common stock and excess tax benefits related to stock option exercises. Net cash used in financing activities for the six months ended June 30, 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinate notes that matured on February 15, 2009. This payment was partially offset by proceeds from the issuance of common stock and excess tax benefits related to stock option exercises.

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash and cash equivalents of $316,000 for the six months ended June 30, 2010 and a reduction of $2.0 million for the same period in the prior year. For the six months ended June 30, 2010, the increase in cash was primarily driven by a strengthening of the Japanese Yen, partially offset by a weakening of the Euro and Korean Won against the U.S. Dollar. For the six months ended June 30, 2009, the reduction in cash was primarily driven by a weakening of the Japanese Yen and to a lesser extent the volatility of the Korean Won against the U.S. Dollar.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, particularly to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property and equipment in 2010 to be approximately $20.0 million, a significant portion of which will relate to purchases of equipment associated with EUV development and commercialization, as well as purchases of software and equipment. In addition, we require resources to fund our normal operations. Due to the acquisition of the remaining 40% interest in TCZ, effective January 15, 2010, we are obligated to pay our former partner in TCZ approximately $2.2 million, in three equal installments by September 30, 2010. As of June 30, 2010, approximately $730,000 is still payable and included in accrued and other current liabilities within the accompanying consolidated balance sheet.

We believe that our current cash, cash equivalents and marketable securities and, to a lesser extent, cash from the exercise of employee stock options and the purchase by our employees of common stock through our employee stock purchase plan, will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and OLED display manufacturing, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the quarter ended June 30, 2010, we purchased 560,000 shares for $19.3 million under this program. As of June 30, 2010, $57.8 million remain available under this program for repurchases.

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

•

general economic and political conditions and specific conditions in the markets in which we operate, including the volatility in the semiconductor industry, and trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which semiconductors are incorporated;

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experienced ineffectiveness of cash flow hedges from cancelled transactions. The fair value of all our forward contracts totaled to a liability of $1.9 million at June 30, 2010. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $195,000 as of June 30, 2010.

At June 30, 2010, we had outstanding forward contracts to buy $31.8 million in exchange for Japanese Yen, $8.0 million in exchange for Korean Won, $3.5 million in exchange for Taiwanese Dollars and to sell $7.6 million in exchange for Euros. These contracts expire on various dates through December 2010.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $2.8 million and $1.4 million at June 30, 2010 and 2009, respectively. The adverse impact at June 30, 2010 and 2009 is after consideration of the offsetting effect of approximately $7.0 million and $4.7 million from forward exchange contracts in place for June 30, 2010 and 2009, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

INVESTMENT AND DEBT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of June 30, 2010 would decrease by an immaterial amount.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead time from our customers;

•	the mix of light source models, and the level of installed base products revenues in our total revenues;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs, in particular, extreme ultraviolet (“EUV”) lithography;

•	research and development costs incurred to develop new technologies;

•	global demand for flat panel displays, in particular, for organic light emitting diode (“OLED”) displays;

•	demand for TCZ’s production system for low-temperature poly-silicon processing in the manufacture of OLED flat panel displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

Prior to 2007, we derived the majority of our revenues from selling light source systems used in semiconductor manufacturing. In 2007, 2008 and 2009, our light source systems revenue represented 47%, 34% and 22% of total revenue, respectively. In recent years, chipmakers have been controlling the number of new tools they need to purchase by improving their manufacturing efficiency, utilization and repurposing of existing tools. As a result, installed base products represent a greater percentage of our total revenue. The revenues from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems, the rate of growth of our installed base, and the mix of pulses from KrF, ArF dry and ArF immersion light sources. Our operating results for a particular period may be adversely affected if our customers reduce usage rates, or change their buying patterns, or if we incur higher parts replacement costs.

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

	Six Months Ended June,
	2010	2009
ASML	29%	8%
Nikon	13%	23%
Samsung	11%	14%

Total	53%	45%

We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•	changes in global economic or market conditions affecting the semiconductor or the photolithography tool industries;

•	a change in a customer’s competitive position in its industry;

•	a customer experiencing production problems;

•	a decision to purchase light sources or related products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	June 30, 2010	December 31, 2009
ASML	34%	14%
Nikon	6%	12%
Samsung	2%	6%

Total	42%	32%

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

The majority of our revenue is derived from selling our light source systems and supporting the installed base of light source systems being used in production.*

We expect sales of our excimer light source systems, including KrF and ArF systems, and the products in support of the installed base of light source systems to continue to account for a majority of our revenues in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate at which chipmakers adopt excimer light sources may vary, for reasons including:

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

We depend on the introduction of new products for our success, and we are subject to risks associated with rapid technological change.*

The development, introduction and support of new products in a competitive business environment are complex processes and could be expensive. New or improved products may lead to higher costs and perhaps reduced profits. Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances which enable such processes. We believe that our future success depends in part upon our ability to develop, manufacture, and support new light source products with improved capabilities on a timely basis and to continue to enhance our existing product and process capabilities. Due to the risks inherent in transitioning to new products, we must forecast accurate demand for new products while managing the transition from established products. After our chipmaker customers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts, their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments at a suitable level of capacity.

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

Current technologies that are still being developed and commercialized, such as EUV, and future technologies such as nano-imprint lithography and certain maskless lithography techniques may render our KrF and ArF excimer light source products obsolete. We must manage product transitions, as the introduction of new products could have a negative adverse affect on our sales of existing products.

EUV sources could fail to meet customer specifications or not be delivered on time.*

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. In the second quarter of 2010, we shipped the first pilot EUV system to ASML, and we are planning to deliver additional pilot sources for EUV lithography process development over the course of this year. If we are not able to meet customer specifications, or have reliability or quality problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

We could fail to penetrate the flat panel display market and may not achieve profitability in our TCZ operating segment.*

Effective January 15, 2010, we acquired full ownership of TCZ. TCZ offers a silicon crystallization system which can be used in the manufacture of OLED flat panel display systems. The manufacture of flat panel display systems is a new market for us and involves numerous risks. The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of liquid crystal displays (“LCD”) and OLED manufacturers and the concentrated nature of LCD and OLED end-use applications. We face strong competition in the flat panel display market from a number of major competitors. TCZ’s laser crystallization system is applicable only to manufacturing low temperature poly-silicon OLED displays, but low-temperature poly-silicon OLED display technology must compete for market share with other technologies for producing flat panel displays.

In addition to industry risks, we may not experience sufficient demand for TCZ’s production system for low-temperature poly-silicon processing in the manufacture of OLED flat panel displays. We have shipped, installed, and received customer acceptance of our first TCZ production system for OLED flat panel display fabrication. If future systems do not meet customer specifications or the customer decides not to place follow-on orders for additional systems, we may experience damage to our reputation among manufacturers of OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our flat panel display operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

We face competition from one company in the DUV photolithography tool market and may face competition from additional competitors who enter the market.

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

We must effectively manage changes in our business. *

In order to respond to the business cycles of the semiconductor industry and overall economic conditions, we must constantly adjust our business plans and cost structure. As the semiconductor equipment industry cycle moves between contraction and growth and the condition of the global economy changes, we need to:

•	quickly adapt to changing sales and marketing channels;

•	effectively manage our inventory levels;

•	closely manage our global operations and cost structure;

•	accurately forecast demand and meet production schedules for our products;

•	differentiate our products from those of competitors, meet customer performance specifications, and drive efficiencies;

•	allocate resources including key personnel between the development of new products and the enhancement of existing products, as most appropriate and effective for future growth;

•	improve our product reliability through quality control, order fulfillment and customer support capabilities;

•	attract, train, retain and motivate key personnel; and

•	improve our processes and other internal management systems.

If we fail to effectively manage changes in our business, we may experience a material adverse effect on our operating results, financial condition and cash flows.

Any failure to manage our inventory levels and our inventory controls at our widely dispersed operations could adversely affect our business, operating results, financial condition and cash flows.*

We need to continually evaluate and monitor the adequacy of our inventory levels. We also need to closely manage the levels of obsolete and excess parts. We have inventory located at warehouses at our corporate office in the United States and at bonded warehouses and customer locations throughout Asia, Europe and North America. The success of our business depends to a significant degree on our ability to maintain or increase the sales of our products in the markets in which we do business. If we overestimate demand for our products or the overall condition of the global economy, we could experience excess inventory levels and use unnecessary cash. As a result of such excess inventory, we may be required to significantly write down the value of our inventory, which would negatively affect our operating results and financial condition.

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

We believe it is critical for us to provide quick and responsive support directly to our chipmaker and direct customers who use our light source products in their photolithography systems as well as to display manufacturers that purchase our TCZ laser crystallization system. It is also essential to have well trained field service engineers to provide the high level of support that our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with service locations in Europe, Korea, Japan, China, Singapore, Taiwan and the United States. This requires us to do the following:

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

Operations at our primary manufacturing facility in San Diego and our refurbishment facility in Korea and operations at our suppliers are subject to disruption for a variety of reasons, including but not limited to, work stoppages, terrorism, political turmoil, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruptions could cause delays in shipments of our products to our customers. Our San Diego facility, where we build our light source systems and replacement parts, poses the greatest risk. We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms, or at all. Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to our light source and TCZ laser crystallization system. These patents will expire at various times through 2029.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new SEC regulations, new NASDAQ Stock Market rules, new accounting requirements and the expected future requirement to transition to international financial reporting standards are creating uncertainty and additional complexities for companies such as ours. For example, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act of 2002 have added complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and expect to continue to make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. Financial reform legislation, and the regulations enacted under such legislation, could add costs to our business by requiring advisory votes on executive compensation and severance packages and increasing access to, and the number of proposals in, our proxy statement. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. The program does not have a fixed expiration date and may be discontinued at any time.

The following table provides information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2010 to April 30, 2010	292,500	$35.40	292,500	$66.8 million
May 1, 2010 to May 31, 2010	267,500	33.28	267,500	$57.8 million
June 1, 2010 to June 30, 2010	-	-	-	$57.8 million

Total	560,000	$34.46	560,000

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

(a)	None.
(b)	There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101	The following financial information from Cymer, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Equity for the six months ended June 30, 2010, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (vi) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: July 29, 2010	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)