Form 10-Q/A
period 2010-06-30
CYMER INC
filed 2010-08-04
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on July 23, 2010 was 29,539,000.

Explanatory Note

The sole purpose of this Amendment No. 1 to Cymer Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 29, 2010, is to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated the amount of our common stock outstanding as of July 23, 2010 was 42,951,000. The cover page of this amendment correctly states that the number of shares of common stock outstanding on July 23, 2010 was 29,539,000. Because the information formatted in XBRL (Extensible Business Reporting Language) filed as Exhibit 101 to the Form 10-Q also included the incorrect statement of the amount of our common stock outstanding, revised XBRL information with the correct statement of the number of shares is included as an exhibit to this amendment. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included as exhibits to this amendment.

Except as specifically noted above, no other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010

/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer