Form 10-Q
period 2010-09-30
CYMER INC
filed 2010-10-28
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on October 22, 2010 was 29,600,290.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2010

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$112,036	$118,381
Restricted cash	0	1,200
Short-term investments	65,536	62,895
Accounts receivable - net of allowance for doubtful accounts of $586 and $2,297, respectively	129,582	76,792
Accounts receivable - related party	0	732
Inventories	213,046	185,077
Deferred and prepaid income taxes	51,991	45,689
Prepaid expenses and other assets	16,323	12,121

Total current assets	588,514	502,887
Property and equipment - net of accumulated depreciation of $182,730 and $179,686, respectively	106,201	106,755
Long-term investments	0	5,167
Deferred income taxes	25,236	26,998
Goodwill	8,833	8,833
Intangible assets - net of accumulated amortization of $19,317 and $18,806, respectively	7,815	8,327
Other assets	5,289	5,951

Total assets	$741,888	$664,918

LIABILITIES
Current liabilities:
Accounts payable	$33,935	$21,756
Accounts payable - related party	11	9,284
Accrued warranty	11,037	16,640
Accrued payroll and benefits	32,442	16,434
Deferred and accrued income taxes	7,721	12,363
Deferred revenue	23,326	22,339
Accrued and other current liabilities	11,751	4,807

Total current liabilities	120,223	103,623
Accrued income taxes	14,936	11,562
Deferred revenue	959	525
Other liabilities	6,842	7,570

Total liabilities	142,960	123,280

COMMITMENTS AND CONTINGENCIES - NOTE 9

EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock - authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock - authorized 100,000,000 shares; $.001 par value; 42,997,000 shares issued and 29,585,000 shares outstanding at September 30, 2010; 42,751,000 shares issued and 29,899,000 shares outstanding at December 31, 2009	43	43
Additional paid-in capital	611,956	598,314
Treasury stock at cost (13,412,000 and 12,852,000 common shares at September 30, 2010 and December 31, 2009, respectively)	(492,890)	(473,580)
Accumulated other comprehensive loss	(1,029)	(8,280)
Retained earnings	480,848	422,750

Total Cymer, Inc. stockholders’ equity	598,928	539,247
Noncontrolling interest	0	2,391

Total equity	598,928	541,638

Total liabilities and equity	$741,888	$664,918

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$141,710	$92,110	$387,355	$210,724
Product sales - related party	0	218	0	536

Total revenues	141,710	92,328	387,355	211,260

Cost of revenues	73,245	47,827	192,583	121,096

Gross profit	68,465	44,501	194,772	90,164

Operating expenses:
Research and development	22,648	17,258	64,150	49,986
Sales and marketing	5,726	4,674	17,192	12,584
General and administrative	9,893	7,165	29,450	20,839
Restructuring	0	0	0	8,407

Total operating expenses	38,267	29,097	110,792	91,816

Operating income (loss)	30,198	15,404	83,980	(1,652)

Other income (expense):
Foreign currency exchange gain (loss)	39	(10)	(17)	(1,488)
Write-down of investment	0	(291)	0	(291)
Interest and other income	125	322	438	1,343
Interest and other expense	(100)	(68)	(416)	(921)

Total other income (expense) - net	64	(47)	5	(1,357)

Income (loss) before income tax expense (benefit)	30,262	15,357	83,985	(3,009)

Income tax expense (benefit)	9,381	5,429	26,035	(632)

Net income (loss)	$20,881	$9,928	$57,950	$(2,377)

Net loss attributable to noncontrolling interest in subsidiary	0	857	148	2,200

Net income (loss) attributable to Cymer, Inc.	$20,881	$10,785	$58,098	$(177)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.71	$0.36	$1.95	$(0.01)

Weighted average common shares outstanding - basic	29,544	29,762	29,752	29,697

Diluted earnings (loss) per share	$0.70	$0.36	$1.94	$(0.01)

Weighted average common shares outstanding - diluted	29,910	30,138	29,973	29,697

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$20,881	$9,928	$57,950	$(2,377)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,247	964	7,467	(559)
Unrealized gains (losses) on available for sale investments, net of income tax expense (benefit) of $16, $(42), $(4) and $(53), respectively	27	(68)	(5)	(86)
Unrealized gains (losses) on foreign currency forward exchange contracts, net of income tax expense (benefit) of $43, $(208), $(132) and $(125), respectively	63	(306)	(194)	(184)
Unrealized pension (losses) gains	(10)	4	(17)	9

Total other comprehensive income (loss)	7,327	594	7,251	(820)

Comprehensive income (loss)	$28,208	$10,522	$65,201	$(3,197)
Comprehensive loss attributable to noncontrolling interest in subsidiary	0	857	148	2,200

Comprehensive income (loss) attributable to Cymer, Inc.	$28,208	$11,379	$65,349	$(997)

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

						Accumulated
			Additional Paid-in			Other
	Common Stock			Treasury Stock		Comprehensive	Retained		Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total	Interest	Total
BALANCE, DECEMBER 31, 2009	42,751	$43	$598,314	(12,852)	$(473,580)	(8,280)	$422,750	$539,247	$2,391	$541,638
Exercise of common stock options	127	0	3,798	0	0	0	0	3,798	0	3,798
Issuance of shares upon vesting of restricted stock unit awards	109	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	10	0	302	0	0	0	0	302	0	302
Employee stock-based compensation	0	0	8,036	0	0	0	0	8,036	0	8,036
Income tax benefit from stock option exercises	0	0	1,449	0	0	0	0	1,449	0	1,449
Repurchases of common stock into treasury	0	0	0	(560)	(19,310)	0	0	(19,310)	0	(19,310)
Acquisition of noncontrolling interest in subsidiary	0	0	57	0	0	0	0	57	(2,243)	(2,186)
Net income	0	0	0	0	0	0	58,098	58,098	(148)	57,950
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	7,467	0	7,467	0	7,467
Unrealized loss on available-for-sale investments, net of tax	0	0	0	0	0	(5)	0	(5)	0	(5)
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(194)	0	(194)	0	(194)
Unrealized pension losses, net of tax	0	0	0	0	0	(17)	0	(17)	0	(17)

BALANCE, SEPTEMBER 30, 2010	42,997	$43	$611,956	(13,412)	$(492,890)	$(1,029)	$480,848	$598,928	$0	$598,928

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$57,950	$(2,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	14,747	16,661
Stock-based compensation	8,036	3,769
Bad debt expense	(911)	893
Excess tax benefits from stock option exercises	(1,519)	(199)
Provision for deferred income taxes	(2,927)	831
Loss on disposal or impairment of property and equipment	132	1,881
Write-down of investments	0	291
Change in assets and liabilities:
Restricted cash	1,265	(1,200)
Accounts receivable	(49,122)	(13,920)
Accounts receivable - related party	732	235
Inventories	(29,959)	16,227
Prepaid expenses and other assets	(3,366)	654
Income taxes receivable	0	(5,036)
Accounts payable	13,659	1,416
Accounts payable - related party	(9,273)	(784)
Accrued expenses and other liabilities	17,195	(13,419)
Deferred revenue	1,498	4,516
Income taxes payable and accrued income taxes	(1,071)	(586)

Net cash provided by operating activities	17,066	9,853

Investing activities:
Acquisition of property and equipment	(11,440)	(7,128)
Purchases of investments	(66,008)	(39,138)
Proceeds from sold or matured investments	68,184	32,363

Net cash used in investing activities	(9,264)	(13,903)

Financing activities:
Proceeds from issuance of common stock	4,136	3,771
Purchase of non-controlling interest	(2,186)	0
Repayment of convertible subordinated note	0	(140,722)
Cash investment in joint venture received from minority shareholder	0	800
Excess tax benefits from stock option exercises	1,519	199
Repurchase of common stock into treasury	(19,310)	0

Net cash used in financing activities	(15,841)	(135,952)

Effect of exchange rate changes on cash and cash equivalents	1,694	(799)

Net decrease in cash and cash equivalents	(6,345)	(140,801)
Cash and cash equivalents at beginning of the period	118,381	252,391

Cash and cash equivalents at end of the period	$112,036	$111,590

Supplemental disclosure of cash flow information:
Interest paid	$259	$2,702

Income taxes paid	$29,733	$10,157

Supplemental disclosure of non-cash operating, investing and financing activities:
Net (decrease) increase in acquisition of property and equipment included in accounts payable	$(783)	$1,253

Net (decrease) increase in in-transit proceeds from issuance of common stock	$(36)	$195

Property and equipment acquired under capital lease obligations	$23	$0

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended September 30, 2010

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged primarily in the development, manufacturing and marketing of light source systems for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support to our lithography tool manufacturer customers as well as directly to our chipmaker customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization systems used in the manufacture of organic light emitting diode (“OLED”) flat panel displays.

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

Correction of Immaterial Error Related to Prior Periods

We corrected an immaterial error in our previously presented consolidated statement of cash flows for the nine months ended September 30, 2009. The error related to the treatment of non-cash transfers between inventory and property and equipment during the nine months ended September 30, 2009. The effect of the correction on our consolidated statement of cash flows for the nine months ended September 30, 2009 was to increase net cash provided by operating activities from $9.0 million to $9.8 million and to increase net cash used in investing activities from $13.1 million to $13.9 million.

We will revise our historical consolidated statements of cash flows for the three months ended March 31, 2010, and the years ended December 31, 2009 and 2008 when the respective statements are presented in future filings. The effect of the correction for the three months ended March 31, 2010 is estimated to increase net cash used in operating activities and increase net cash provided by investing activities by approximately $1.7 million. The effect of the correction for the year ended December 31, 2009 is estimated to decrease net cash provided by operating activities and decrease net cash used in investing activities by approximately $5.1 million. The effect of the correction for the year ended December 31, 2008 is estimated to increase net cash used in operating activities and decrease net cash used in investing activities by approximately $2.1 million.

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

2. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$60,300	$59,189
Work-in-progress	50,945	41,014
Finished goods	101,801	84,874

	$213,046	$185,077

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

Derivative Instruments. Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended September 30, 2010 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy.

We did not have any transfers in or out of Level 1 or Level 2 fair value measurements during the nine months ended September 30, 2010. Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

		September 30, 2010	Fair Value Measurements at Reporting Date Using:
			Level 1	Level 2	Level 3
Assets:
Cash equivalents		$26,174	$10,076	$16,098	$0
Corporate debt securities		31,013	$0	31,013	$0
U.S. government securities		34,523	$0	34,523	$0

		$91,710	$10,076	$81,634	$-

Liabilities:
Foreign currency forward exchange contracts	(1)	$(1,162)	$0	$(1,162)	$0

		$(1,162)	$0	$(1,162)	$0

(1)	Included in accrued and other current liabilities on the accompanying unaudited consolidated balance sheets.

		December 31, 2009	Fair Value Measurements at Reporting Date Using:
			Level 1	Level 2	Level 3
Assets:
Cash equivalents		$70,831	$65,201	$5,630	0
Short-term investments:
Corporate debt securities		30,465	0	30,465	0
U.S. government securities		32,430	0	32,430	0
Long-term investments:
Corporate debt securities		5,167		5,167
Foreign currency forward exchange contracts	(1)	208	0	208	0

		$139,101	$65,201	$73,900	$0

Liabilities:
Foreign currency forward exchange contracts	(2)	$(182)	$0	$(182)	$0

		$(182)	$0	$(182)	$0

(1)	Included in prepaid expenses and other assets on the accompanying unaudited consolidated balance sheets.

(2)	Included in accrued and other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We currently have two separate reporting units: (1) our primary business to design, manufacture and sell light source systems and installed base products for use in lithography systems used in the manufacture of semiconductors; and (2) TCZ, which develops, integrates, markets and supports silicon crystallization systems used in the manufacture of OLED flat panel displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the nine months ended September 30, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the nine months ended September 30, 2010, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

4. INVESTMENTS

Investments at September 30, 2010 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
U.S. government securities	$34,516	$8	$1	$34,523
Corporate debt securities	30,998	19	4	31,013

	$65,514	$27	$5	$65,536

Investments at December 31, 2009 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term:
U.S. government securities	$32,443	$1	$14	$32,430
Corporate debt securities	30,404	63	2	30,465

	$62,847	$64	$16	$62,895

Long-term:
Corporate debt securities	$5,181	0	$14	$5,167

	$5,181	0	$14	$5,167

As of September 30, 2010, the contractual maturities of our investments were all less than one year and classified as short-term. We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at September 30, 2010.

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

The second category of foreign currency risk occurs when transactions are recorded in our unaudited consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these remeasurement gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges and, therefore, we record changes in their fair value to other income (expense). See Note 3, “Fair Value Measurements” for further discussion of our derivative instruments during the nine months ended September 30, 2010.

The derivatives that we enter into generally have maturity dates of no more than twelve months. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed, and we review all exposures and derivative positions on a regular basis.

At September 30, 2010, we had outstanding forward contracts to buy $25.6 million in exchange for Japanese Yen, $11.5 million in exchange for Korean Won, $6.5 million in exchange for Taiwanese Dollars, and to sell $7.7 million in exchange for Euros. The fair value of all of our forward contracts totaled to a liability of $1.2 million at September 30, 2010. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $132,000 as of September 30, 2010. We expect that this unrealized loss will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transactions occur.

We do not enter into derivative instruments for speculative purposes.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheet was as follows (in thousands):

	Asset Derivatives (1)
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments: Foreign exchange contracts	Prepaid expenses and other assets	0	Prepaid expenses and other assets	$103

Derivatives not designated as hedging instruments: Foreign exchange contracts	Prepaid expenses and other assets	$426	Prepaid expenses and other assets	$444

Total derivatives		$426		$547

	Liabilities Derivatives (1)
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments: Foreign exchange contracts	Accrued and other current liabilities	$197	Accrued and other current liabilities	$0

Derivatives not designated as hedging instruments: Foreign exchange contracts	Accrued and other current liabilities	$1,391	Accrued and other current liabilities	$521

Total derivatives		$1,588		$521

(1)	There were no asset derivatives designated as derivative hedging instruments at September 30, 2010, and there were no liabilities derivatives designated as derivative hedging instruments at December 31, 2009.

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30, 2010
Derivatives in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$125	Cost of revenues	$(704)	Cost of revenues	$20

Total	$125		$(704)		$20

	Three Months Ended September 30, 2009
Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$(508)	Cost of revenues	$(63)	Cost of revenues	$15

Total	$(508)		$(63)		$15

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

	Nine Months Ended September 30, 2010
Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$(322)	Cost of revenues	$(603)	Cost of revenues	$19

Total	$(322)		$(603)		$19

	Nine Months Ended September 30, 2009
Derivatives in cash flow hedging relationships	Gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)(1)
Foreign exchange contracts	$(324)	Cost of revenues	$(1)	Cost of revenues	$47

Total	$(324)		$(1)		$47

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

	Three Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(1,265)

Total		$(1,265)

	Three Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(720)

Total		$(720)

	Nine Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(3,838)

Total		$(3,838)

	Nine Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(375)

Total		$(375)

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a regular basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of September 30, 2010, we did not have any credit exposure from nonperformance of foreign exchange hedging counterparties as we were in a net liability position.

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

The table below summarizes the total number of shares granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options (1)	20,000	0	60,000	5,000
RSUs (2)	66,060	5,300	289,659	237,448
PRSUs (3)(4)	18,660	2,970	291,760	111,080

	104,720	8,270	641,419	353,528

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of hire, and the balance vesting in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.

(2)	RSUs vest over a three-year period with 33% of the shares vesting on or about the first business day of each of the next three years following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

(3)	The number of shares subject to PRSUs granted in 2010 represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our relative performance related to market share, revenue, and net income compared to a specified company or group of peer companies over a one-year performance period. The shares, if any, will be issued following the end of the one-year performance period. The shares issued will vest over a three-year period, with 33% of the shares vesting on or about the first business day of each of the next three years following the date of grant, subject to the participant’s continued service through the applicable vesting dates. A participant must be employed on the last day of the performance period in order to be eligible for any shares subject to the PRSU award to vest and become issuable to the participant.

(4)	The number of shares subject to PRSUs granted in 2009 represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our relative performance related to revenue and net income compared to a specified group of peer companies over a three-year performance period and the eligible individual’s management by objectives achievement during the same three-year performance period. The shares, if any, will be issued and fully vested following the end of the three-year performance period. A participant must be employed on the last day of the performance period in order to be eligible for any shares subject to the PRSU award to become issuable to the participant.

We measure the fair value of stock options at the grant date as determined by a Black-Scholes option pricing model. The fair value is recognized as expense over the requisite service period. We value the stock unit awards based on the fair value of our common stock on the date that the stock unit award is granted. Compensation expense related to RSUs is recognized over the service period. We adjust compensation expense related to PRSUs throughout the service period based upon the expected achievement of the underlying performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation at the time that the stock option or stock unit awards are granted and revised if necessary in subsequent periods, if actual forfeiture rates differ from those estimates.

The following weighted average assumptions were used for stock options granted during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009
Dividend yield	None	0	None	None
Volatility rate	43%	0	44%	53%
Risk free interest rate	1.46%	0	1.93%	1.89%
Expected life	3.1 years	0	3.0 years	3.1 years

(1)	No stock options were granted in the three months ended September 30, 2009.

Share-Based Compensation Expense

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$347	$921	$1,105	$2,144
RSUs	1,093	562	2,993	1,742
PRSUs	1,416	117	3,938	(117)

	$2,856	$1,600	$8,036	$3,769

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended September 30, 2010, no shares were purchased under this program. During the nine months ended September 30, 2010, we purchased 560,000 shares for $19.3 million under this program. As of September 30, 2010, $57.8 million remain available under this program for repurchases.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$(715)	$(8,182)
Unrealized (losses) gains on available for sale investments, net of tax	(3)	2
Net unrealized (losses) gains on foreign currency forward exchange contracts, net of tax	(132)	62
Unrealized pension losses, net of tax	(179)	(162)

	$(1,029)	$(8,280)

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

The following table sets forth the basic and diluted EPS (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to Cymer, Inc.	$20,881	$10,785	$58,098	$(177)
Denominator:
Weighted average shares used to compute basic EPS	29,544	29,762	29,752	29,697
Effect of dilutive options and stock unit awards	366	376	221	0

Denominator for diluted earnings (loss) per share	29,910	30,138	29,973	29,697

Basic earnings (loss) per share	$0.71	$0.36	$1.95	$(0.01)

Diluted earnings (loss) per share	$0.70	$0.36	$1.94	$(0.01)

For the three months ended September 30, 2010 and 2009, weighted average options, RSUs, and PRSUs totaling 1.1 million shares and 1.4 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

For the nine months ended September 30, 2010 and 2009, weighted average options, RSUs, and PRSUs totaling 1.3 million shares and 2.4 million shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. Additionally, for the nine months ended September 30, 2009, 746,000 shares of weighted average common stock attributable to our convertible subordinated notes, which were repaid at maturity in February 2009, were not included in the computation of diluted earnings per share as their effect was anti-dilutive.

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

Income tax expense of $9.4 million and $26.0 million reflect an effective tax rate of 31% for the three and nine months ended September 30, 2010. Our effective tax rate for the three months ended September 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from the U.S. manufacturing deduction, offset partially by state income taxes net of federal benefit. Our effective tax rate for the nine months ended September 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from the U.S. manufacturing deduction, offset partially by state income taxes net of federal benefit. Additionally, we recorded the following discrete items during the nine months ended September 30, 2010. A net tax benefit in the United States of $324,000 was recorded during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore. The $324,000 net tax benefit represents the establishment of a $1.2 million deferred tax asset, offset by a valuation allowance of $917,000. Also, a net tax benefit in the United States of $1.2 million was recorded during the three months ended March 31, 2010 based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

Income tax expense of $5.4 million and income tax benefit of $632,000 reflect effective tax rates of 35% and 21% for the three and nine months ended September 30, 2009, respectively. Given the difficulty in forecasting annual results during the quarterly periods of 2009, we calculated our quarterly income tax expense (benefit) using the year-to-date actual results. Therefore, the income tax expense for the three months ended September 30, 2009 reflects the difference between the income tax benefit recorded for the nine months ended September 30, 2009 and the income tax benefit recorded for the six months ended June 30, 2009. Our effective tax rate for the nine months ended September 30, 2009 was lower than the United States federal statutory rate of 35% due primarily to foreign losses that could not be benefited, offset by state income taxes net of federal benefit.

As of September 30, 2010, the balance of our net unrecognized tax benefits is $16.0 million, a decrease of $4.6 million from December 31, 2009. This decrease is due primarily to a settlement made to the Internal Revenue Service (IRS) related to an audit and a decrease in reserves relating to the foreign tax audit noted above.

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

We record a provision for warranty, which is included in cost of revenues and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded. The following table provides the changes in the product warranty accrual (in thousands):

Nine Months Ended September 30, 2010
Balance as of January 1	$16,640
Accruals for warranties issued during the period	12,248
Changes in liability related to pre-existing warranties	(11,893)
Warranty expenditures during the period, net of consumed parts returned	(5,958)

Balance as of September 30	$11,037

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorney’s fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of September 30, 2010, we were not subject to any pending general or intellectual property-related litigation. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

10 . SEGMENT OPERATIONS

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization systems used in the manufacture of OLED flat panel displays.

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

	Three Months Ended September 30, 2010
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$141,911	$8	$(209)	$141,710

Operating income (loss)	$33,822	$(3,633)	$9	$30,198

	Three Months Ended September 30, 2009 (1)
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$92,328	$0	$0	$92,328

Operating income (loss)	$16,603	$(1,271)	$72	$15,404

	Nine Months Ended September 30, 2010 (1)
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$383,200	$4,570	$(415)	$387,355

Operating income (loss)	$92,593	$(8,648)	$35	$83,980

	Nine Months Ended September 30, 2009 (1)
	Cymer	TCZ	Consolidation Adjustments	Total
Revenue	$211,260	$0	$0	$211,260

Operating income (loss)	$1,497	$(3,347)	$198	$(1,652)

(1)	TCZ operating income (loss) is presented excluding noncontrolling interest.

	September 30, 2010
	Cymer	TCZ	Consolidation Adjustments	Total
Total assets	$720,340	$21,557	$(9)	$741,888

	December 31, 2009
	Cymer	TCZ	Consolidation Adjustments	Total
Total assets	$648,911	$18,157	$(2,150)	$664,918

11. RELATED PARTY TRANSACTION

During May 2010, we engaged Exponent, Inc., to perform a one-time component reliability analysis. Mr. Michael R. Gaulke, a member of our board of directors and member of Exponent’s board of directors, served as an executive officer of Exponent until he retired from his executive chairman role on June 3, 2010. The project was completed for a total fee of $164,000, of which $11,000 remains unpaid as of September 30, 2010.

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

OVERVIEW

We are the world’s leading supplier of light source systems used in the photolithography process for semiconductor, or chip, manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by our lithography tool manufacturers. Additionally, we provide installed base products in support of chipmaker customers who use our light sources in their advanced wafer patterning production processes. We currently supply deep ultraviolet (“DUV”) light sources to our lithography tool manufacturer customers ASML, Canon and Nikon, who integrate the light source into their wafer steppers and scanners which they then provide to chipmakers. In addition, we sell replacement parts and support to lithography tool manufacturers as well as directly to chipmakers, who include all of the world’s largest semiconductor manufacturers. Our light source systems constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As the leading supplier of these light sources, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We are currently investing in the development of extreme ultraviolet (“EUV”) source technology for chip manufacturing. During the third quarter of 2010, we shipped our third EUV pilot source system to be integrated into an ASML scanner, and we anticipate recording our first sale of a pilot EUV light source system in 2011. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization systems used in the manufacture of organic light emitting diode (“OLED”) flat panel displays. We recorded our first sale of a TCZ silicon crystallization tool during the second quarter of 2010, and expect to record a portion of our second tool sale during the fourth quarter of 2010.

Revenue of $141.7 million in the third quarter of 2010 represented a 53% increase over the third quarter of 2009 and a 7% increase over the second quarter of 2010. The increases over prior year and last quarter are due to growth in both installed base products and light source revenues during the quarter. During the quarter, the majority of our light source shipments continued to be argon and fluorine (“ArF”) sources in support of 45nm and below immersion lithography, and we also delivered several krypton and fluorine (“KrF”) sources to support increased semiconductor manufacturing. Driven by strong end user demand for smart phones, tablet computers, cell phones, and other electronic products, pulse utilization continued to rise in the third quarter of 2010.

Gross margin was 48.3% in the third quarter of 2010, a slight increase over gross margin of 48.2% in the third quarter of 2009, and a decrease from gross margin of 52.7% in the second quarter of 2010. The slight increase in gross margin over prior year was driven primarily by our continued focus on operational execution, previously implemented cost structure improvements, improved manufacturing absorption, decreases in warranty expenses due to light source reliability improvements and lower write downs of inventory. These improvements in gross margin were offset by higher installed base product costs as we added numerous new systems to our OnPulse coverage during the third quarter of 2010 and proactively installed longer life modules on certain of the installed base systems covered under OnPulse. These higher installed base product costs also contributed to the decrease in gross margin from the second quarter of 2010. Additionally, in the second quarter of 2010, we recorded decreases in warranty expenses due to light source reliability improvements, which lowered our estimated future warranty liability.

Operating expenses of $38.3 million in the third quarter of 2010 represent a 32% increase over the third quarter of 2009 and were at a comparable level to the second quarter of 2010. Compared to the prior year, we increased our investment in EUV source development and commercialization, and we are funding an increased level of variable compensation programs that are closely linked to improvements in business levels and company performance. Operating expenses as a percentage of net sales decreased to 27% in the third quarter of 2010, compared to 32% in the third quarter of 2009 and 29% in the second quarter of 2010.

As a result of the above, we delivered third quarter 2010 net income of $20.9 million, compared to $9.9 million net income in the third quarter of 2009 and $21.2 million of net income generated in the second quarter of 2010. Additionally, our balance sheet and cash generation continue to improve with cash and investments of $177.6 million at September 30, 2010 and net cash provided from operations of $17.1 million for the nine months ended September 30, 2010.

We remain encouraged by our business outlook for the fourth quarter of 2010. We expect pulse utilization to remain high, and we will continue to help chipmakers optimize their system availability and cost of operations with our OnPulse product. We also expect demand for our DUV sources to increase, and we believe our position in the memory sector is strengthening. We will continue our commitment to develop and commercialize our EUV source technology, and we believe that our TCZ tool is well positioned to support next generation OLED panel display manufacturing.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	100.0%	99.8%	100.0%	99.7%
Product sales - related party	-	0.2	-	0.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	51.7	51.8	49.7	57.3

Gross profit	48.3	48.2	50.3	42.7

Operating expenses:
Research and development	16.0	18.7	16.6	23.7
Sales and marketing	4.0	5.0	4.4	6.0
General and administrative	7.0	7.8	7.6	9.9
Restructuring	-	-	-	3.9

Total operating expenses	27.0	31.5	28.6	43.5

Operating income (loss)	21.3	16.7	21.7	(0.8)
Total other income (expense) - net	-	(0.1)	-	(0.6)

Income (loss) before income tax expense (benefit)	21.3	16.6	21.7	(1.4)
Income tax expense (benefit)	6.6	5.8	6.7	(0.3)

Net income (loss)	14.7	10.8	15.0	(1.1)

Net income attributable to noncontrolling interest in subsidiary	-	0.9	-	1.0

Net income (loss) attributable to Cymer, Inc.	14.7%	11.7%	15.0%	(0.1)%

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization systems used in the manufacture of OLED flat panel displays. The discussion which follows for revenues, cost of revenues and operating expenses includes our consolidated results and identifies those amounts associated with the TCZ segment, which are included in the consolidated amounts, for the three and nine months ended September 30, 2010 and 2009. Additional information regarding our reporting segments is contained in Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Three Months Ended September 30, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
Light source systems:
Revenue	$54,431	$21,627	$32,804	152%

Units sold	35	12	23	192%

Average selling price (1)	$1,583	$1,814	$(231)	(13%)

Installed base product revenue	$87,279	$70,701	$16,578	23%

Total revenue	$141,710	$92,328	$49,382	53%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased primarily due to improved demand for light source systems and installed base products when compared to the same period in the prior year. This increased demand is driven by improved market conditions where we do business and chipmaker customers continued investment in existing fab expansions and new fab construction. The increase in light source revenues was primarily due to increased investments in ArF light sources in support of 45nm and below immersion lithography and an increase in KrF source purchases when compared to the same period in the prior year. The average selling price of our light source systems decreased due to a change in the product mix of light source systems sold when compared to the same period in the prior year. Our installed base product revenue increased when compared to the same period in the prior year due to the continued rise in pulse utilization of our light source systems by chipmaker customers and continued customer adoption of our OnPulse product.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
United States	$57,073	$34,548	$22,525	65%
Japan	28,291	16,889	11,402	68%
Korea	22,139	17,401	4,738	27%
Other Asia (Taiwan, Singapore, China)	25,114	16,645	8,469	51%
Europe	9,093	6,845	2,248	33%

Total revenue	$141,710	$92,328	$49,382	53%

We anticipate that international sales will continue to account for a significant portion of our sales.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchased installed base products and a flat panel display system from us, amounted to 31%, 15% and 10%, respectively, of total revenue for the three months ended September 30, 2010, and 23%, 12% and 12%, respectively, of total revenue for the same period in 2009.

Backlog. Our backlog includes only those orders for DUV light source systems and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following twelve months. In addition, our backlog does not include services or support which will be provided to our customers in the future or under service contracts. Although we have purchase orders for several EUV light source systems and a TCZ flat panel display system, we have not included these purchase orders in our backlog as these systems are still in development or in evaluation stages and we cannot be certain revenue will be recognized within the next twelve months. Timing of delivery can be affected by many factors, including factors that can not be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.

At September 30, 2010, we had a DUV backlog of $57.3 million compared with a DUV backlog of $41.1 million at September 30, 2009. DUV bookings, which represent orders taken during the quarter for DUV light source systems and installed based products which are expected to be shipped within twelve months after receiving the order, at September 30, 2010 and 2009 were $143.4 million and $99.0 million, respectively. The increase in DUV bookings and backlog reflects an increase in demand for our light source systems in 2010. The DUV book-to-bill ratio, which is calculated as the current quarter’s DUV bookings divided by the current quarter’s DUV revenue, at September 30, 2010 was 1.01 compared to 1.07 for the same period in 2009. The decline in the book-to-bill ratio is due to an increase in bookings in the third quarter of 2009 as light source and installed base products demand was accelerating faster than revenue.

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

The cost of revenues increased 53.1% to $73.2 million for the quarter ended September 30, 2010 from $47.8 million for the quarter ended September 30, 2009. Gross profit increased to $68.5 million with a 48.3% gross margin for the quarter ended September 30, 2010 from $44.5 million with a 48.2% gross margin for the quarter ended September 30, 2009. The increase in gross profit from period to period was primarily due to the higher level of light source system and installed based product sales for the quarter ended September 30, 2010. The slight increase in gross margin percent over prior year was driven primarily by our continued focus on operational execution, previously implemented cost structure improvements, improved manufacturing absorption, decreases in warranty expenses due to light source reliability improvements and lower write downs of inventory. These improvements in gross margin were offset by higher installed base product costs as we added numerous new systems to our OnPulse coverage and proactively installed longer life modules on certain of the installed base systems covered under OnPulse. Included in cost of revenues for the quarter ended September 30, 2010 was $451,000 and $171,000 for the quarters ended September 30, 2010 and 2009, respectively, for installation costs related to our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 31.2% to $22.6 million for the quarter ended September 30, 2010 from $17.3 million for the quarter ended September 30, 2009. Research and development spending increased in the quarter ended September 30, 2010, as we continued our investment in EUV source development, and incurred an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. In the quarter ended September 30, 2009, research and development expenses reflect the impact of reductions in workforce and adjusted spending on our DUV product portfolio. In addition, research and development expenses included $2.1 million and $1.1 million for the quarters ended September 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, research and development expenses decreased to 16.0% for the quarter ended September 30, 2010 from 18.7% for the quarter ended September 30, 2009.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 22.5% to $5.7 million for the quarter ended September 30, 2010 from $4.7 million for the quarter ended September 30, 2009. The increase in sales and marketing expenses primarily reflects an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. Included in sales and marketing expenses were $719,000 and $579,000 for the quarters ended September 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, sales and marketing decreased to 4.0% for the quarter ended September 30, 2010 compared to 5.0% for the quarter ended September 30, 2009.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 38.1% to $9.9 million for the quarter ended September 30, 2010 from $7.2 million for the quarter ended September 30, 2009 primarily due to an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. Included in general and administrative expenses were $381,000 and $276,000 for the quarters ended September 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.0% for the quarter ended September 30, 2010 compared to 7.8% for the quarter ended September 30, 2009.

Total other income (expense)—net. Net other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income, net was $64,000 for the quarter ended September 30, 2010 compared to other expense, net of $47,000 for the quarter ended September 30, 2009. Other income, net for the quarter ended September 30, 2010 relates primarily to interest income earned on our investments partially offset by interest expense. For the quarter ended September 30, 2009, we recorded a loss when we reduced the carrying value of our auction rate security to zero, which was partially offset by a gain on the sale of a corporate bond and interest income on our investments.

Income tax expense. Income tax expense of $9.4 million and $5.4 million reflect effective tax rates of 31% and 35% for the three months ended September 30, 2010 and 2009, respectively. Given the difficulty in forecasting annual results during the quarterly periods of 2009, we calculated our quarterly income tax expense (benefit) using the year-to-date actual results. The income tax expense for the three months ended September 30, 2009 reflects the difference between the income tax benefit recorded for the nine months ended September 30, 2009 and the income tax benefit recorded for the six months ended June 30, 2009. The decrease in the effective tax rate for the three months ended September 30, 2010 was also due to an increase in our ability to realize the U.S manufacturing benefit given increased profitability in 2010.

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

Nine Months Ended September 30, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
Light source systems:
Revenue	$134,367	$45,582	$88,785	195%

Units sold	89	25	64	256%

Average selling price (1)	$1,538	$1,794	$(256)	(14%)

Installed base products	$248,425	$165,678	$82,747	50%

TCZ flat panel display systems	$4,563	$-	$4,563

Total revenue	$387,355	$211,260	$176,095	83%

(1)	For purposes of calculating the average light source system selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased period over period primarily due to improved demand for light source systems and installed base products when compared to the same period in the prior year. This increased demand is driven by improved market conditions where we do business and chipmaker customers’ continued investment in existing fab expansions and new fab construction. The increase in light source revenues was primarily due to a higher level of investment in ArF light sources in support of 45nm and below immersion lithography and an increase in KrF source purchases. The average selling price of our light source systems decreased due to a change in the product mix of light source systems sold period over period. Our installed base product revenue increased from period to period due to a continued rise in pulse utilization of our light source systems and the increased adoption of our OnPulse product by chipmaker customers.

We also recorded our first TCZ segment revenue during the nine months ended September 30, 2010 for the relocation, installation and final acceptance of a flat panel display system by a large Korean display manufacturer. There were no revenues associated with our TCZ segment for the nine months ended September 30, 2009.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
United States	$154,801	$63,969	$90,832	142%
Japan	73,988	50,999	22,989	45%
Korea	63,201	42,593	20,608	48%
Other Asia (Taiwan, Singapore, China)	69,256	37,698	31,558	84%
Europe	26,109	16,001	10,108	63%

Total revenue	$387,355	$211,260	$176,095	83%

We anticipate that international sales will continue to account for a significant portion of our sales.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, who purchased installed base products and a flat panel display system from us, amounted to 30%, 15% and 10%, respectively, of total revenue for the nine months ended September 30, 2010, and 14%, 18% and 13%, respectively, of total revenue for the same period in 2009.

Cost of revenues. The cost of revenues increased 59.0% to $192.6 million for the nine months ended September 30, 2010 from $121.1 million for the same period in 2009. Gross profit increased to $194.8 million with a 50.3% gross margin for the nine months ended September 30, 2010 from $90.2 million with a 42.7% gross margin for the same period in 2009. The increase in gross margin over prior year was driven primarily by our continued focus on operational execution, previously implemented cost structure improvements, improved manufacturing absorption, lower write downs of inventory and decreases in warranty expenses due to light source reliability improvements. Included in cost of revenues for the nine months ended September 30, 2010 was $4.7 million related to the relocation, installation and final acceptance of our first TCZ flat panel display system and installation costs on a second system. Included in cost of revenues for the nine months ended September 30, 2009 was $171,000 for installation costs related to our TCZ segment.

Research and development. Research and development expenses increased 28.3% to $64.2 million for the nine months ended September 30, 2010 from $50.0 million for the same period in 2009. Research and development spending increased in the nine months ended September 30, 2010 as we raised our level of investment in EUV source development, and reinstated variable compensation programs that are closely linked to improvements in business levels and company performance. In the nine months ended September 30, 2009, research and development expenses were negatively impacted by the reductions in workforce conducted during the period and adjusted spending on our DUV product portfolio. Research and development expenses included $5.8 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively, for our TCZ segment. The increase in research and development expenses for TCZ is due primarily to assuming full ownership of the joint venture in January 2010. As a percentage of total revenues, research and development expenses decreased to 16.6% for the nine months ended September 30, 2010 from 23.7% for the same period in 2009.

Sales and marketing. Sales and marketing expenses increased 36.6% to $17.2 million for the nine months ended September 30, 2010 from $12.6 million for the same period in 2009. Included in sales and marketing expenses were $1.8 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively, for our TCZ segment. The increase in sales and marketing expenses primarily reflects an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. As a percentage of total revenues, sales and marketing decreased to 4.4% for the nine months ended September 30, 2010 compared to 6.0% for the nine months ended September 30, 2009.

General and administrative. General and administrative expenses increased 41.3% to $29.5 million for the nine months ended September 30, 2010 from $20.8 million for the same period in 2009, primarily due to an increase in costs associated with funding variable compensation programs that are closely linked to improvements in business levels and company performance. These increases were partially offset by a decline in bad debt expense as a result of improved risk profiles and payment histories of certain of our customers compared to the same period in 2009. Included in general and administrative expenses were $1.1 million and $772,000 for the nine months ended September 30, 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.6% for the nine months ended September 30, 2010 compared to 9.9% for the nine months ended September 30, 2009.

Restructuring. There were no restructuring expenses during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, as part of our cost reduction efforts in response to the deterioration in the lithography sector of the semiconductor capital equipment market at the time. These reductions in workforce affected only employees at our Cymer segment. As a result of these reductions in our workforce, we recorded restructuring expense of approximately $8.4 million during the nine months ended September 30, 2009.

Total other income (expense)—net. Other income, net improved to $5,000 of net other income for the nine months ended September 30, 2010 primarily due to a negligible foreign currency loss compared to other expense, net of $1.4 million for the nine months ended September 30, 2009 which was primarily due to foreign currency losses of $1.5 million as a result of the depreciation of the Korean Won against the U.S. Dollar at the beginning of 2009.

Income tax expense (benefit). Income tax expense of $26.0 million and income tax benefit of $632,000 reflect effective tax rates of 31% and 21% for the nine months ended September 30, 2010 and 2009, respectively. The change in the effective rate is due primarily to foreign losses that could not be benefited during the nine months ended September 30, 2009, offset by an increase in our ability to utilize the U.S. manufacturing benefit due to increased profitability in 2010. Additionally, we recorded the following discrete items during the nine months ended September 30, 2010. A net tax benefit in the United States of $324,000 was recorded during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore. The $324,000 net tax benefit represents the establishment of a $1.2 million deferred tax asset, offset by a valuation allowance of $917,000. Also a net tax benefit in the United States of $1.2 million was recorded during the three months ended March 31, 2010 based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. The currently expired United States research and development tax credit has not been reinstated, and it is unknown if and when this event will take place. The tax benefit from the credit will be recognized in the quarter the reinstatement occurs. Additionally, several of our subsidiaries are under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have funded our operations primarily from cash generated from operations, the proceeds from note offerings, and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$17,066	$9,853
Net cash used in investing activities	(9,264)	(13,903)
Net cash used in financing activities	(15,841)	(135,952)
Effect of exchange rate changes on cash and cash equivalents	1,694	(799)

Net decrease in cash and cash equivalents	$(6,345)	$(140,801)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2010 primarily reflects net earnings for the period before depreciation, amortization, and stock-based compensation as well as increases in accounts payable, accrued expenses and other liabilities of $21.6 million. These increases in operating cash flow were offset partially by a $48.4 million increase in accounts receivable and a $30.0 million increase in inventory. The increase in accounts payable is primarily due to purchases of inventory related to EUV systems and the increases in accrued expenses and other liabilities primarily reflects the accrual of our variable cash compensation programs. The accounts receivable increase results primarily from the increase in revenue and, to a lesser extent, an increase in days sales outstanding to 84 days at September 30, 2010 from 75 days at December 31, 2009. The increase in inventory is due primarily to the build of EUV source pilot systems.

Net cash provided by operating activities for the nine months ended September 30, 2009 primarily reflects decreases in inventory and the effect of non-cash charges including depreciation and amortization and stock-based compensation and increases in deferred revenue. These sources of cash were partially offset by increases in accounts receivable, decreased in accrued and other liabilities, and changes in the balances of income taxes payable and receivable during the nine months ended September 30, 2009. The decrease in inventory is due primarily to decreases in our spare parts inventory as we focused on managing and optimizing these inventory levels during the nine months ended September 30, 2009. These decreases in our spare parts inventory levels were partially offset by increases in inventory related to EUV systems to fulfill our first EUV order with ASML. The increase in accounts receivable reflects higher overall revenue levels and a higher level of shipments that occurred later in the quarter which resulted in higher outstanding accounts receivable balances at September 30, 2009. The changes in the income tax accounts were primarily due to tax payments that were made during the period. The decrease in accrued and other liabilities primarily reflects the decrease in our warranty provision as a result of reduced sales and the lower number of light source systems that are currently under warranty and payments we made during the period associated with our restructuring activities that took place in the first quarter of 2009.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was due primarily to the timing of short-term investments that matured and were reinvested during the period as well as capital expenditures primarily related to our investment in EUV. Net cash used in investing activities for the nine months ended September 30, 2009 was due primarily to the timing of short-term and long-term investments that matured and were reinvested during the period. A portion of the proceeds from matured investments was used to redeem our convertible subordinated notes in February 2009. Our capital expenditures were reduced to approximately $7.1 million for the first nine months of 2009, in support of our cost reduction efforts in 2009.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 primarily reflects $19.3 million of treasury stock purchases and $2.2 million for the purchase on the non-controlling interest in TCZ. These uses of cash were partially offset by proceeds from the issuance of common stock and excess tax benefits related to stock option exercises. Net cash used in financing activities for the nine months ended September 30, 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinate notes that matured on February 15, 2009. This payment was partially offset by proceeds from the exercise of employee stock options totaling $3.8 million, an additional cash investment received from our former TCZ partner totaling $800,000, and excess tax benefits from stock option exercises of $199,000.

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and a significant portion of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash and cash equivalents of $1.7 million for the nine months ended September 30, 2010 and a reduction of $799,000 for the same period in the prior year. For the nine months ended September 30, 2010, the increase in cash was primarily driven by a strengthening of the Japanese Yen against the U.S. Dollar, partially offset by a weakening of the Euro against the U.S. Dollar. For the nine months ended September 30, 2009, the reduction in cash was primarily driven by a weakening of the Japanese Yen and to a lesser extent the volatility of the Korean Won against the U.S. Dollar.

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

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and OLED display manufacturing, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the nine months ended September 30, 2010, we purchased 560,000 shares for $19.3 million under this program. As of September 30, 2010, $57.8 million remain available under this program for repurchases.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new technologies such as EUV and OLED display manufacturing and in the products derived from them;

•	the market acceptance of our products;

•	the overall levels of sales of our products and gross profit margins;

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

•	competitive labor market compensation requirements;

•	acquisitions of assets, products or new technologies;

•	repurchases of our common stock;

•	capital improvements for new and existing facilities; and

•	our relationships with suppliers and customers.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons and entities that derive benefits from their non-independent relationship with us or our related parties, except as disclosed herein.

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

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experienced ineffectiveness of cash flow hedges from cancelled transactions. The fair value of all our forward contracts totaled to a liability of $1.2 million at September 30, 2010. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $132,000 as of September 30, 2010.

At September 30, 2010, we had outstanding forward contracts to buy $25.6 million in exchange for Japanese Yen, $11.5 million in exchange for Korean Won, $6.5 million in exchange for Taiwanese Dollars and to sell $7.7 million in exchange for Euros. These contracts expire on various dates through December 2010.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $1.2 million at both September 30, 2010 and 2009. The adverse impact at September 30, 2010 and 2009 is after consideration of the offsetting effect of approximately $7.0 million and $4.1 million from forward exchange contracts in place for September 30, 2010 and 2009, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

INVESTMENT AND DEBT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of September 30, 2010 would decrease by $199,000.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Nine Months Ended September 30,
	2010	2009
ASML	30%	14%
Nikon	15%	18%
Samsung	10%	13%

Total	55%	45%

We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•	changes in global economic or market conditions affecting the semiconductor or the photolithography tool industries;

•	a change in a customer’s competitive position in its industry;

•	a customer experiencing production problems;

•	a decision to purchase light sources or related products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	September 30, 2010	December 31, 2009
ASML	35%	14%
Nikon	13%	12%
Samsung	4%	6%

Total	52%	32%

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

The majority of our revenue is derived from selling our light source systems and supporting the installed base of light source systems being used in production.*

We expect sales of our light source systems, including KrF and ArF systems, and the products in support of the installed base of light source systems to continue to account for a majority of our revenues in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate at which chipmakers adopt light sources may vary, for reasons including:

•	performance of ArF immersion-specific resists;

•	potential shortages of specialized materials used in deep ultraviolet (“DUV”) optics;

•	the productivity of double-patterning ArF lithography tools;

•	consolidation of chipmakers; and

•	the level of demand for chips with ever-smaller feature sizes.

We cannot guarantee that these factors can or will be overcome or that the demand for our light source systems and installed base products will not be materially reduced. The demand for our light source systems and installed base products, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

•	a decline in demand for our customers’ photolithography tools;

•	a decline in chipmaker light source utilization rates or retirement of light sources in our installed base;

•	a failure to achieve continued market acceptance of our products;

•	a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field support;

•	a failure to release enhanced versions of our products on a timely basis;

•	a deterioration in global economic conditions;

•	the introduction of one or more improved versions of light sources by our one competitor; and

•	technological changes that we are unable to address with our products.

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products. *

We purchase a limited number of components and subassemblies included in our light source systems, installed base products and TCZ systems from a single supplier or a small group of suppliers. For certain components and subassemblies used in our light source systems, installed base products and TCZ systems, we currently utilize a single supplier. To reduce the risk associated with these suppliers, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and subject to the same risks and uncertainties regarding their ability to respond to changing market and global economic conditions.

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

Current technologies that are still being developed and commercialized, such as EUV, and future technologies such as nano-imprint lithography and certain maskless lithography techniques may render our KrF and ArF light source products obsolete. We must manage product transitions, as the introduction of new products could have a negative adverse affect on our sales of existing products.

EUV light source systems could fail to meet customer specifications or not be delivered on time.*

We are investing significant financial and other resources to develop EUV light source technology for chip manufacturing. In the second quarter of 2010, we shipped the first pilot EUV light source system, and in the third quarter of 2010, we shipped two additional pilot EUV light sources to ASML. We are planning to deliver additional pilot EUV light source systems throughout this year and into early next year. If we are not able to meet customer specifications, or have reliability or quality problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV light source technology and limit our ability to penetrate the market. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

In addition to industry risks, we may not experience sufficient demand for TCZ’s production system for low-temperature poly-silicon processing in the manufacture of OLED flat panel displays. We have shipped, installed, and received customer acceptance of our first TCZ production system for OLED flat panel display fabrication. We have also shipped a second TCZ system to a different customer, which is currently undergoing the installation and acceptance process. If future systems do not meet customer specifications or the customer decides not to place follow-on orders for additional systems, we may experience damage to our reputation among manufacturers of OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our flat panel display operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

We face competition in the DUV and EUV photolithography light source market and could face additional competition if other competitors enter the market.*

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. The principal elements of competition in our markets are the technical performance characteristics of light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, cost of ownership, and overall quality.

We currently have one DUV competitor, Gigaphoton, which sells light sources for DUV photolithography applications. Additionally, we face competition from Gigaphoton and Ushio which are also working on the development of EUV light source technology. Gigaphoton is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Our customers have purchased DUV products from Gigaphoton and have qualified Gigaphoton’s DUV light sources for use with their products. Additionally, Gigaphoton’s DUV light sources have been qualified by a number of chipmakers in Europe, Japan, other regions in Asia, and the United States, and Gigaphoton has an installed base of light sources at chipmakers in these regions.

Future competitors may develop systems and products that are competitive to our products. This competition may affect our ability to sell our products. Larger companies with substantially greater resources, such as other manufacturers of industrial light sources for advanced lithography, may attempt to sell competitive products to our customers. Potential competitors may also be attracted to our growing installed base of DUV light sources which represents a significant revenue stream for us, and they may attempt to supply replacement parts to our customer base. If any existing or future competitors gain market acceptance, we could lose market share and our growth could slow or decline, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

In particular, there are a limited number of experts in DUV and EUV light source technology and the laser crystallization process for flat panel display fabrication, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. We believe that our future growth and operating results will depend on:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market or in privately negotiated transactions. During the three months ended September 30, 2010, no shares were purchased under this program. The program does not have a fixed expiration date and may be discontinued at any time.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

(a)	None.
(b)	There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: October 28, 2010	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)