Form 10-K
period 2010-12-31
CYMER INC
filed 2011-02-18
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $30.04 for shares of the registrant’s common stock on June 30, 2010 as reported on the NASDAQ Global Select Market, was $822,616,531. The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose. As of February 11, 2011, there were 30,153,060 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 19, 2011 which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

CYMER, INC.

2010 Annual Report on Form 10-K

i

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected timeline for the adoption of new photolithography, extreme ultraviolet and flat panel display technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; the productization of our extreme ultraviolet sources and flat panel display technologies; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Cymer, XLR, XLA, XL, OnPulse, TCZ and all other Cymer product or service names used herein are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are the world’s leading supplier of light source systems used in the photolithography process for semiconductor, or chip manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by our lithography tool manufacturers. We currently supply deep ultraviolet (“DUV”) light sources to our lithography tool manufacturer customers, ASML, Canon and Nikon, who integrate the light source into their wafer steppers and scanners which they then provide to chipmakers. We provide installed base products in support of chipmaker customers who use our light sources in their advanced wafer patterning production processes. In addition, we provide comprehensive support products for the installed base to the lithography tool manufacturers as well as directly to chipmakers, which include all of the world’s largest semiconductor manufacturers. Our light source systems constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As the leading supplier of these light sources, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We are continuing to invest in the development of extreme ultraviolet sources (“EUV”) for chip manufacturing. We shipped four EUV pilot source systems in 2010, and, in December, we installed the first EUV pilot source system at a memory manufacturer. We will record revenue associated with these EUV sources when customer acceptance is received. Our TCZ reporting segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) flat panel displays. We recorded our first sale of a TCZ silicon crystallization tool and installed a second tool at a second customer during 2010, for which revenue will be recorded when customer acceptance is received.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas where we operate is contained in Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this report.

Industry Background

The highly cyclical nature of the semiconductor industry is driven by demand for consumer electronic devices that contain semiconductor chips. The complexity of these chips has increased dramatically due to the demand for more sophisticated electronic devices that can provide more functionality, such as cellular phones with internet and video capability, video MP3 players, tablets and notebook computers that can download and play movies, automotive products, and advanced game consoles that are capable of driving the rapid action and vivid graphics that characterize today’s increasingly realistic and interactive video games. Additionally, there is growing consumer demand for this increased functionality to be available virtually everywhere, through wireless connectivity. These advances have been achieved without the devices increasing in size or price because chipmakers have been able, over the years, to make each generation of chips with smaller features and finer circuitry than the previous generation. Semiconductor equipment suppliers have partnered with their chipmaker customers to enable the features on the chip to continue to shrink. Photolithography is one of the key technologies that has enabled this process to continue.

The basic building block of semiconductor technology is a thin, flat, round disc of pure silicon called a wafer, which is polished to a mirror-like finish. After polishing, the wafer must go through a complex manufacturing process that involves several hundred steps—all of which must be executed with extreme precision at the level of a few nanometers (“nm”) (one nm is a billionth of a meter). Standard processes, such as photolithography, etch and deposition, are repeated many times on the wafer, resulting in a buildup of microscopic structures, consisting of more than a billion transistors. When the wafer processing is complete, a single wafer will contain hundreds of individual chips, which are then cut, tested, bonded onto lead-wire “legs,” and then packaged in a ceramic or epoxy container.

The display industry continues to be driven by new applications, such as increasing use of smart phones, as well as ongoing expansion of traditional display markets such as laptops, tablets, and televisions. The display industry continues to introduce new capabilities, including better visual appeal such as three dimensional (“3D”) displays, lower power consumption, reduced thickness, and lower cost. In addition to the established display technologies such as liquid crystal displays that are used in numerous products, new display technologies such as OLED are starting to enter the market.

The Lithography Process

Photolithography is a process that uses light to print, or pattern, the complex circuit patterns onto the wafer. The ability to pattern smaller circuits depends, to a great degree, on the wavelength of the light used in the photolithography process. A shorter wavelength of light can pattern circuitry with smaller critical dimensions (“CD”), which in turn allows the transistors that serve as circuit switches to be smaller which allows more devices to be put on a chip and thus enables higher levels of functionality. Our DUV light sources provide an extremely pure beam of ultraviolet light. The short wavelength of DUV light enables the required resolution, depth of focus and CD control required to pattern semiconductor circuits.

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

The light from these DUV sources is generated by mixing two gases—either krypton and fluorine (“KrF”), or argon and fluorine (“ArF”)—inside a discharge chamber within the light source system. When a short electrical charge is applied to the gases, the gas atoms combine briefly to form a molecule known as an excited dimer, or “excimer.” These gas molecules remain together for a few nano-seconds, and when they separate, produce an intense pulse of DUV light that is then purified and directed out one end of the light source to the lithography tool. Depending on the repetition rate of the laser, this procedure is repeated between 1,000 and 6,000 times per second (1,000 pulses per second equals one kilohertz (“kHz”)).

EUV is an advanced form of lithography that uses extremely short wavelength (13.5 nm) light, mirrors and reflective photomasks to image circuit patterns onto the surface of semiconductor wafers. The microchips that will be produced with EUV light source systems will contain features 32 nm wide or smaller, and are projected to be as much as 100 times faster, with 1,000 times the memory capacity of today’s most powerful computer chips. EUV lithography is currently forecasted by the International Technology Roadmap for Semiconductors (“ITRS”) to be the leading candidate for next critical dimension imaging solution after ArF immersion lithography and double patterning extensions. Some forms of memory devices, such as NAND Flash, may need this manufacturing technology after 32 nm node devices. We believe the availability of a high power source for 13.5 nm light is one of the technologies requiring significant developments to enable the realization of EUV lithography. Other technologies that are needed to enable EUV photolithography include photoresist and mask. Photoresist performance parameters needing the greatest amount of development include sensitivity or speed, line-edge-roughness, and line-width-roughness. Photoresist sensitivity and scanner optical transmission are the basis to derive EUV source power requirements within a usable bandwidth. Our laser-produced plasma EUV source produces 13.5 nm light for EUV lithography. As currently configured, it consists of a carbon dioxide laser, a beam transport system, and a plasma chamber. Carbon dioxide laser pulses strike small droplets of elemental tin in the plasma chamber, causing the excited tin ions (the plasma) to emit light at EUV wavelengths. The chamber contains a mirror which collects the emitted light and reimages the plasma source to the intermediate focus position at the entrance to the scanner system that patterns chips. The plasma chamber of the EUV source is directly coupled to the scanner system’s vacuum chamber inside the scanner enclosure, requiring coordination between the designs of our EUV source and the scanner produced by the lithography tool manufacturer.

Products and Support

Our products include photolithography light source systems and installed base products. We provide our customers with a complete line of light sources designed to cost-effectively deliver high levels of performance, availability, and reliability to enable chipmakers to achieve their production goals. Additionally, through our TCZ operating segment, we provide silicon crystallization tools used in the manufacture of flat panel displays.

Photolithography Light Source Systems

Our light source systems include the most advanced ArF immersion light sources for use on the most critical process layers. Chipmakers also use our ArF and Krf light sources to fill out or balance their production lines or add capacity to their manufacturing facilities (also referred to as “fabs”) for less critical layers. The extremely short wavelengths and highly narrowed bandwidths of our light sources work in concert with our lithography customers’ steppers and scanners and their sophisticated lens systems to help enable the very fine feature resolution required for patterning today’s most advanced circuitry. The pulse energy and repetition rate of our light source systems enable our chipmaker customers to achieve high throughput in wafer processing. We have designed our light source systems to be reliable, easy to install and compatible with existing semiconductor manufacturing processes.

Revenues generated from sales of light source systems were approximately $191.6 million, $68.9 million and $157.7 million for 2010, 2009 and 2008, respectively.

Our current product portfolio consists primarily of the following DUV light source systems:

Product Series	Configuration	Gas	Wavelength	Application	Power	Repetition Rate
XLR 600ix	Dual Chamber Recirculating Ring	ArF	193 nm	Double Patterning/ Immersion	60W/ 90W	6 kHz
XLR 500i	Dual Chamber Recirculating Ring	ArF	193 nm	Immersion	60W	6 kHz
XLA 105	Dual Chamber	ArF	193 nm	Dry	40W	4 kHz
ELS-7010	Single Chamber	KrF	248 nm	Dry	30W/ 50W	4 kHz

XLR Series—193 nm ArF Immersion Light Sources. As chipmakers continue to reduce the feature sizes and shrink CDs on the wafer, they need to install the advanced tools required to enable patterning of the most critical layers. NAND flash memory and dynamic random access memory (“DRAM”) manufacturers have been the most aggressive chipmakers in shrinking CDs, and have been driving demand for our most advanced light sources for ArF immersion lithography applications. Some chipmakers are in development of chip production with CDs of less than 32 nm. DRAM manufacturers are in production at 45 nm. Leading edge semiconductor manufacturers in the memory, logic and foundry sectors have been developing ArF immersion extension down to 22 nm and implementing the double patterning technique, which means the ArF immersion ramp could last for several years. The XLR Series is based on our dual discharge chamber master oscillator power amplifier (“MOPA”) light source architecture, with a regenerative ring amplifier in place of the traditional power amplifier. Built on our XL universal platform, this product series offers a step function improvement in performance and cost of operation. Our XLR light sources are designed to enable our chipmaker customers to customize performance for specific applications through improved performance parameters and metrology options. Flexible power up to 90 watts (“W”), improved bandwidth stability and dose control enable higher CD control and yield, and this series offers longer pulse duration to extend the lifetime of the illuminator and lens, even at higher power levels. Cost of operation is reduced significantly through optical design and component robustness, leading to increased module lifetime. With active bandwidth stabilization and tuning capability, the XLR light sources offer improved bandwidth management for improved mask optical proximity correction matching and tool-to-tool matching, so customers can use multiple node mask sets in the same tool or the same mask in different tools. Each product in the XLR Series is based on the XL universal platform. These light sources are currently comprised of the XLR 600ix and XLR 500i models.

XLA Series—193 nm ArF Dry Light Sources. Though no longer the leading edge technology, dry ArF lithography is still used to pattern a significant number of less-critical layers on wafers. Additionally, as CDs continue to shrink and drive demand for even finer resolution on the most critical layers, non-critical layers may be patterned with ArF dry scanners and drive continued demand for these tools. Our XLA Series of ArF light sources was the first product series to be based on our dual-discharge chamber MOPA architecture. MOPA represented a paradigm shift in excimer laser architecture when it was introduced in 2003. The master oscillator creates a narrow bandwidth beam of light at low power. The beam then is directed into the power amplifier, where the power is increased significantly while maintaining the narrow bandwidth. This combination of bandwidth and power enabled our chipmaker customers to continue reducing CDs and increasing processing speeds, capacity and functionality of chips, while giving them the performance and cost advantages they need. Each product in the XLA Series is based on the XL universal platform, and we continue to sell the XLA 105 model of this series.

ELS 7010—248 nm KrF Dry Light Sources. We have been providing KrF light sources for volume chip production since 1996, when chipmakers required the adoption of DUV light sources in their fabs. Over the years, we have developed and sold a variety of increasingly powerful and productive KrF light sources. The 7000 Series is the first series that was designed and built on a common platform, enabling chipmakers to easily utilize the 193 nm wavelength produced by ArF and the 248 nm wavelength produced by KrF within the manufacturing environment. This “ease of use” feature was very important at the time because chipmakers were introducing ArF production into their fabs and the common platform simplified the introduction of this new technology. With a 4 kHz repetition rate and high output power, the 7000 Series provides our chipmaker customers with high wafer throughput and lower cost of operation by reason of advanced design and materials, and delivers a high level of tool availability to enable manufacturing efficiency and flexibility. Our best selling light source of the series, the ELS-7010 is still in demand as chipmakers continue to prefer the higher power and narrower bandwidth offered by this system. In July 2010, we introduced the ELS-7010x which allows customers to easily adjust power from 30 watts to 50 watts based on the changing wafer design requirements and production needs.

Legacy Light Source Systems. In addition to our current product portfolio of light source systems, we have numerous models of ArF and KrF light source systems that have been superseded and are no longer in demand. However, these systems are still widely used by our customers and make up a substantial portion of our installed base of light source systems. We continue to provide installed base products and maintain parts inventory for these systems.

Emerging Sources. Our laser-produced plasma EUV source produces 13.5 nm light for EUV lithography. As currently configured, it consists of a carbon dioxide laser, a beam transport system, and a plasma chamber. The chamber contains a mirror which collects the emitted light and reimages the plasma source to the intermediate focus position at the entrance to the scanner system. The source plasma chamber is directly coupled to the scanner vacuum chamber and inside the scanner enclosure.

Installed Base Products

Contracts and Service Agreements

We provide light source system support to our customers through contracts and service agreements. Under these agreements, we provide comprehensive support products to maintain the equipment within specifications. Certain contracts include the replacement of consumable and non-consumable parts.

Our OnPulse service contracts offer a comprehensive approach to enhancing light source productivity. Through OnPulse service contracts, we offer our customers predictable light source running costs that scale directly with pulse utilization. With OnPulse service contracts, we provide on-site support from certified service engineers and continuous real-time light source monitoring. Replacement parts and support are covered under the OnPulse service contract which feature cost savings to our customers as well as simplified order and asset management. We believe that our OnPulse service contracts offer our customers many compelling benefits, and this product has been well received by our customers since its introduction in 2007.

Revenues generated from contracts and service agreements have grown as a percentage of our total revenues and were approximately $224.5 million, $122.5 million and $88.8 million for 2010, 2009 and 2008, respectively.

Replacement Parts and Refurbishment Activities

Our light source systems incorporate certain modules and subassemblies that require replacement or refurbishment following extended operation, including, but not limited to, discharge chambers and certain optical components. We provide these and all other spare and replacement parts for our light source systems to our customers. For customers not participating in a contract or service agreement, they pay for the parts and labor as the parts are replaced.

We conduct parts refurbishment and materials reclamation activities related to some of our core modules. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core module that the new part replaces. These returned modules contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. A portion of the module’s original sale price is related to the return of consumed parts, and we record revenue based on the estimated fair value of the returned parts when we receive the returned modules from our customers. It has been our practice to continually improve the performance and extend the expected lifetimes of our replacement modules. The enhanced performance enables our customers to benefit from higher throughput and yield, while the extended lifetimes provide lower cost of operation. We continue to seek ways to add value for our customers and enable them to realize higher returns on their investment in light source systems purchased from us.

Revenues generated from sales of replacement parts and refurbishment activities, including the receipt of reusable material contained within consumed assemblies returned from our customers, were approximately $113.5 million, $116.2 million and $212.5 million for 2010, 2009 and 2008, respectively.

Silicon Crystallization Tools

Our TCZ reporting segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS – LCD and OLED flat panel displays. The global flat panel display industry is driven by the high performance displays used in everyday consumer products, including televisions, cell phones, and personal computer monitors. Consumer demand requires that flat panel displays of the future will need to be brighter, with richer more vivid colors, have faster video capability, provide added functionality such as touch screen and scanning capability, wider viewing angles, work well in sunlight and be more durable, all at a lower cost. To meet these growing market demands and advance the volume-production capabilities of displays, we developed an innovative production technology for fabricating flat panel displays.

Silicon crystallization is a key step in the manufacturing process for many types of LTPS – LCD and OLED flat panel displays. A glass plate, coated with a thin film of amorphous silicon, is exposed to a high-power laser that converts the silicon into a poly-crystalline form, which is then used to create the pixel control circuit. Our silicon crystallization tool uses a 600W laser with advanced beam shaping optics to form a very narrow line focus that is 730 mm long, allowing a generation 4 size glass plate (730mm x 920mm) to be processed in a single pass. This approach produces very uniform crystalline silicon material across the entire glass plate, which is needed to support the high-performance circuitry on the LTPS – LCD and OLED that controls the picture elements, or pixels. We believe our silicon crystallization tools will deliver high throughput and panel uniformity and reduce the cost of silicon crystallization for flat panel display manufacturers.

Revenues generated by our TCZ reporting segment were approximately $4.6 million for 2010. No revenue was generated by TCZ reporting segment in 2009 or 2008.

Customers and End-Users

We currently supply light source systems to ASML, Nikon, and Canon, lithography tool manufactures who in turn supply their wafer steppers and scanners to chipmakers. We strive to maintain and strengthen our relationship with these lithography tool manufacturer customers by developing and providing compelling light source solutions in advance of their needs. We work closely with them to ensure that our product road map aligns with theirs, and that we can support each of them in a timely manner with the products required by our mutual chipmaker customers. We believe these efforts enhance our relationship with our lithography tool manufacturer customers and support our leadership position in the photolithography light source market.

We derive a substantial portion of our revenue from the sale of installed base products, which include replacement parts, various service and support offerings and upgrades to lithography tool manufacturers as well as directly to chipmakers. We sell to customers in the United States, Europe, Japan, Korea, Taiwan, China and other Asian countries. Our chipmaker customers include the world’s leading semiconductor manufacturers.

The target customers for our silicon crystallization tools are manufacturers of LTPS – LCD and OLED flat panel displays, and we work closely with select manufacturers to assure we are developing products that will ultimately reduce the cost of manufacturing flat panel displays of varying shapes and sizes.

Sales to ASML, Nikon, and Samsung accounted for 30%, 15% and 10%, respectively, of total revenue in 2010. We expect that sales of our light source and other related products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. The loss of any significant business from or production problems for any one of these customers would harm our business and financial condition. We believe there is limited credit risk exposure for us with these companies as they continue to demonstrate sound credit worthiness. However, our ability to generate future revenue from them is dependent on their ongoing financial condition and liquidity.

Backlog

We base our light source production schedule upon order backlog as well as informal customer forecasts. Our backlog includes only those orders for light source systems and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following twelve months. Our backlog does not include service or support which will be provided to our customers in the future or under service contracts. Timing of delivery can be affected by many factors, including factors that can not be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2010, we had a backlog of approximately $63.6 million compared with a backlog of $46.0 million at December 31, 2009 for DUV light source systems and replacement parts. In addition, at December 31, 2010, we had backlog of $44.8 million for EUV source systems and $3.7 million for silicon crystallization tools.

Manufacturing

Our manufacturing activities, which consist of material management, assembly, integration and testing, are performed at our San Diego, California facility. This facility includes approximately 36,700 square feet of Class 10,000 cleanroom manufacturing and test space. Our San Diego facility also supports our EUV and silicon crystallization research, development and productization efforts. To better leverage our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to our customers’ needs, we outsource the manufacture of many modules and subassemblies of our light source systems. The modular design of our light source products enables this manufacturing outsourcing strategy with substantially all manufacturing of nonproprietary subassemblies currently contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules. We believe the highly outsourced content and design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue training manufacturing personnel, improving our assembly and test processes to further reduce cycle time, investing in additional manufacturing tooling and further developing our supplier management and engineering capabilities.

In addition to our manufacturing facility in San Diego, we have a facility in Korea that refurbishes discharge chambers for light sources installed in Korea and the Asia-Pacific region. This facility includes 6,550 square feet of Class 10,000 cleanroom manufacturing space.

We purchase a limited number of components and subassemblies included in our light source systems, installed base products and silicon crystallization tools from a single supplier or a small group of suppliers. To reduce the risk associated with these suppliers, we have supply agreements in place and carry strategic inventories of these components. Strategic inventories are managed as a percentage of anticipated future demand. Whenever possible, we work with secondary suppliers to qualify additional sources of supply. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule and quality standards. Some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and are subject to the same risks and uncertainties as we are regarding their ability to respond to changing market and global conditions. To date we have been able to obtain adequate components and subassemblies for our light source systems, installed base products and silicon crystallization tools in a timely manner from existing suppliers.

Sales and Marketing

We design and develop our sales and marketing to best serve our manufacturer and chipmaker customers needs. We strive to understand their performance and production needs, and work to ensure their understanding of the significant value-add our products offer. We have established product development and marketing and applications engineering teams who work closely with our customers to understand their needs. These teams support our direct sales and marketing efforts.

Support Services

We warrant our products against defects in design, materials, and workmanship. After a customer takes delivery of one of our new light source systems or silicon crystallization tools, we provide product warranty support for the duration of the warranty. We also include a parts warranty on all replacements parts sold to our customers. The warranty coverage period varies by the type of part, since some part types include time-based warranty periods and others include usage-based warranty periods. Upon expiration of the warranty, we may offer a comprehensive service contract to continue providing replacement products and support. We believe our success depends on enabling our customers to realize the highest possible return on their investment in our light source systems and silicon crystallization tools. We provide our customers with on-site support at their manufacturing facilities, as well as with field service and technical support engineers. Prior to shipment, our support personnel typically assist the customer with site preparation and inspection. We also provide our customers with a comprehensive set of manuals which include product operation, maintenance, service, diagnostic and safety.

Our field engineers and technical support specialists provide field maintenance and front-line technical support for our customers from our San Diego headquarters, from our field offices located throughout the United States, and from our field offices located in the Netherlands, Japan, Korea, Singapore, China, and Taiwan. To ensure that our customers receive replacement parts quickly and maintain the optimal level of productivity in their fabs, we maintain spares inventory at each of our field depot facilities per our customer support program. As our installed base of light source systems and silicon crystallization tools grows, it is critical that replacement parts, as well as our own logistics support organization, are available for quick response to the demands of our customers.

In order to provide the highly responsive and high quality support that our customers need to maximize their production efficiency, and provide it in a cost-effective manner, we maintain a highly-trained, service support staff that can provide rapid global support solutions. We continuously develop and enhance our direct support infrastructure in both our international and domestic markets. To achieve this level of capability and strive for continuous improvement, we recruit highly qualified field service personnel and provide additional training and certification.

Product Research and Development

Our product development strategy has been to develop in rapid succession technologically innovative new products that deliver superior performance with higher throughput and lower cost of operation to meet the continually evolving needs of our customers. We believe we must continue to anticipate our customers’ future needs, and to develop and introduce new and enhanced light source products in order to support our customers, as well as to strengthen our leadership position in the industry. Execution of our strategy has enabled us to offer our customers increasingly higher value-added light source systems in advance of their needs, while establishing our position as the technology and market leader in our field. We are also developing enhancements to our products that will improve tool productivity for high volume memory manufacturing and provide new optical capabilities for process improvement in the foundry and logic sectors. We intend to continue developing and enhancing our technology in order to provide our customers with innovative products to help ensure their success. Our EUV source efforts have been recognized as leading the industry in the effective development and commercialization of critical next generation light source technology. We also continue to invest in the development of our silicon crystallization tools used in the manufacture of flat panel displays.

We have historically devoted a significant portion of our financial resources to research and development, and intend to continue to maintain a strategic investment in our product research and development activities in connection with our development of new products. Research and development expenses for 2010, 2009 and 2008 were approximately $89.2 million, $65.8 million and $95.2 million, respectively.

Patent and Other Property Rights

We seek to protect our intellectual property rights in a number of ways, one of which is to obtain patent protection for our technology. As of December 31, 2010, we own a number of United States and foreign patents covering certain aspects of technology related to light sources, piezoelectric techniques and silicon crystallization tools. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2029, and patents related to our silicon crystallization tools will expire at various times through 2021.

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

Competition

We currently have one DUV light source competitor, Gigaphoton. Gigaphoton is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Our customers have purchased products from Gigaphoton and have qualified Gigaphoton’s DUV light source systems for use with their products. Additionally, Gigaphoton’s DUV light sources have been qualified by a number of chipmakers in Europe, Japan, other regions in Asia and the United States, and has an installed base of light source systems at chipmakers in these regions. We also face competition from both Gigaphoton and Ushio in the development of EUV source technology.

The principal elements of competition in our markets are the technical performance characteristics of the light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, throughput, cost of ownership, and overall quality. We believe that we compete favorably with respect to these factors. Our management receives and evaluates internally-generated market research for the U.S. and foreign markets, as well as periodic public and customized market research data in order to gauge the effectiveness of our success rate in response to such factors.

We face strong competition in the flat panel display market from a number of established competitors, including Japan Steel Works, AP Systems, Sumitomo Heavy Industries and others. Many of these companies have been qualified by a number of display makers in Japan, Korea, Taiwan and China, and have a number of systems currently installed. In addition to the competitors mentioned above, there are other potential competitors that provide equipment that uses a thermal source, rather than a laser, to perform crystallization.

Employees

As of December 31, 2010, we employed 953 full-time, part-time and temporary persons worldwide. The substantial majority of our employees are not party to a collective bargaining agreement, although we have eight employees in France and Italy who are subject to a collective bargaining agreement. We have not experienced work stoppages and believe that our employee relations are good.

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

Executive Officers

Set forth below is certain information regarding our executive officers and their ages as of February 11, 2011.

Name	Age	Position
Robert P. Akins	59	Chairman of the Board and Chief Executive Officer
Edward J. Brown	53	President and Chief Operating Officer
Paul B. Bowman	54	Senior Vice President, Chief Financial Officer and Secretary
Karen K. McGinnis	44	Vice President, Corporate Controller and Chief Accounting Officer

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

Karen K. McGinnis has served as vice president, corporate controller, and chief accounting officer since her appointment in November 2009. Prior to joining us, Ms. McGinnis was employed by Insight Enterprises, Inc., a Fortune 500 global provider of information technology hardware, software and services, as chief accounting officer from September 2006 until March 2009 and as senior vice president of finance from 2001 through September 2006. Ms. McGinnis is a certified public accountant and received her bachelor’s degree in accounting from the University of Oklahoma.

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

Factors that contribute to fluctuations in our revenues and operating results include:

•	global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•	utilization rates of light sources by our chipmaker customers and pulse usage which affect our installed base products revenues and costs;

•	cyclicality in the market for semiconductor manufacturing equipment;

•	rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

•	rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•	timing and size of orders from our customers;

•	the ability of our customers to pay for products purchased from us;

•	our abilities to manage customer satisfaction and product reliability, and to provide effective field support to our customers;

•	variability in the amount and timing of parts replacement costs under our contracts and service agreements, including our OnPulse contracts;

•

changing or adverse global economic conditions, including energy prices, inflation, deflation, recession, unemployment, consumer confidence and demand, turmoil in the credit markets and financial services industry, and credit availability and their potential effects on our customers, suppliers, ability to sell products, and investments;

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead times from our customers;

•	the mix of light source models, and the level of installed base products revenues in our total revenues;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs, in particular, EUV lithography;

•	research and development costs incurred to develop new technologies;

•	demand for our advanced EUV sources;

•	global demand for flat panel displays, in particular, for LTPS – LCD and OLED displays;

•	demand for silicon crystallization tools used in the manufacture of LTPS – LCD and OLED flat panel displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

In recent years, chipmakers have been controlling the number of new tools they need to purchase by improving their manufacturing efficiency, utilization and repurposing of existing tools. As a result, revenue from installed base products has grown as a percentage of our total revenue. The revenues from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems, the rate of growth of our installed base, and the mix of pulses from our various light source models. Our operating results for a particular period may be adversely affected if our customers reduce usage rates, or change their buying patterns, or if we incur higher parts replacement costs.

Because we sell a limited number of light source systems, the precise timing for recognizing revenue from an order may have a significant effect on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance or due to an unexpected material surge in demand. Our light source systems used in a production environment generate installed base product revenues based on system usage, which may also vary period to period. Additionally, we may be required to defer revenue associated with contracts that contain multiple deliverables.

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

We derive the majority of our revenues from our lithography tool manufacturer customers who, as original equipment manufacturers (“OEMs”), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase installed base products directly from us in support of their light source systems. Like us, our OEM customers depend on market demand for their products from the chipmakers. This market demand can be volatile and unpredictable and can affect our ability to accurately predict future revenue and, therefore, our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction actions may be necessary in order for us to remain competitive and financially stable. During a down cycle or slowdown, we must adjust our cost and expense structure to prevailing market conditions while maintaining our longer term strategies and motivating and retaining our key employees. In contrast, during periods of rapid growth, we must quickly increase manufacturing capacity and personnel to meet our customers’ needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

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

While revenue from installed base products has grown as a percentage of our total revenue, we continue to derive a significant percentage of our revenue from the sales of light source systems. Market conditions in the semiconductor industry and our OEM customers’ production efficiency can cause them to expand or reduce their orders for new light source systems as they try to manage their inventories and production requirements. We continue to work closely with our OEM customers to better understand these issues. However, we cannot guarantee that we will be successful in understanding our OEM customers’ inventory management or production requirements or that our OEM customers will not build up an excess inventory of light source systems. If our OEM customers retain an excess inventory of light source systems, our revenue could be reduced in future periods as the excess inventory is utilized, which could adversely affect our operating results, financial condition and cash flows. If our OEM customers demand shorter product lead times to improve their inventory and cash positions, our inventory management and cash position may be negatively affected, which may adversely affect our operating results, financial condition and cash flows.

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

Two large companies, ASML and Nikon, dominate the photolithography tool business. ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenues during the periods indicated:

	Years Ended December 31,
	2010	2009	2008
ASML	30%	15%	22%
Nikon	15%	18%	20%
Samsung	10%	13%	10%

Total	55%	46%	52%

We expect that sales to these customers will continue to account for a substantial portion of our revenue in the foreseeable future. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. Sales to any of these customers may be affected by many factors, some of which are beyond our control. These factors include:

•	changes in global economic or market conditions affecting the semiconductor or the photolithography tool industries;

•	our ability to develop and introduce new products, including EUV sources, that meet a customer’s needs and specifications;

•	a change in a customer’s competitive position in its industry;

•	a customer experiencing production problems;

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and • a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	December 31,
	2010	2009
ASML	31%	14%
Nikon	16%	12%
Samsung	4%	6%

Total	51%	32%

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

The majority of our revenue is derived from selling our light source systems and supporting the installed base of light source systems being used in production.

We expect sales of our light source systems, including KrF and ArF systems, and the products in support of the installed base of light source systems to continue to account for a majority of our revenues in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate at which chipmakers adopt light sources may vary, for reasons including:

•	performance of ArF immersion-specific resists;

•	potential shortages of specialized materials used in DUV optics;

•	the productivity of double-patterning ArF lithography tools;

•	our ability to develop and introduce an EUV source and our customers’ and chipmakers’ adoption of our EUV technology;

•	consolidation of chipmakers; and

•	the level of demand for chips with ever-smaller feature sizes.

We cannot guarantee that these factors can or will be overcome or that the demand for our light source systems and installed base products will not be materially reduced. The demand for our light source systems and installed base products, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

•	a decline in demand for our customers’ photolithography tools;

•	a decline in chipmaker light source utilization rates or retirement of light sources in our installed base;

•	a failure to achieve continued market acceptance of our products;

•	a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field support;

•	a failure to release enhanced versions of our products on a timely basis or to successfully develop and introduce EUV sources;

•	a failure to meet certain performance specifications on EUV sources;

•	a deterioration in global economic conditions;

•	the introduction of one or more improved versions of light sources by our competitors; and

•	technological changes that we are unable to address with our products.

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products.

We purchase a limited number of components and subassemblies included in our light source systems, installed base products and silicon crystallization tools from a single supplier or a small group of suppliers. To reduce the risk associated with these suppliers, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and subject to the same risks and uncertainties as we are regarding the ability to respond to changing market and global economic conditions. Because many of these suppliers reduce their workforce in an industry downturn and rehire in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. These suppliers may also be adversely affected by economic conditions, which could result in a lack of available capital and limit their ability to access such capital, if needed, to fund their operations. In addition, if we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which may have a material adverse effect on our business, operating results, financial condition and cash flows.

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

To provide our customers with more productive and lower cost of operation systems, our existing light source systems and their process capabilities must be enhanced, and we must develop and manufacture new products, such as EUV sources, to continue to grow our business. We cannot guarantee that we will be able to manage our business growth effectively. We may not be able to develop and introduce new sources, products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Development of new sources, products and enhancements to existing products represent significant investments of our resources, and there is no guarantee that we will realize a return on these investments. Further, we may not be able to effectively integrate new sources, products and applications into our current operations. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

Current technologies that are still being developed and commercialized, such as EUV, and future technologies such as nano-imprint lithography and certain maskless lithography techniques may render our existing light source systems and products obsolete. We must manage product transitions, as the introduction of new products could have a negative adverse affect on our sales of existing products.

The display industry continues to be driven by new applications, such as the use of smart phones and ongoing expansion of traditional display markets such as laptops, tablets, and televisions. In addition, the display industry continues to introduce new capabilities, including better visual appearance such as three dimensional (“3D”) displays, lower power consumption, reduced thickness, and lower cost. In addition to the established display technologies such as LCDs that are used in numerous products, new display technologies such as OLED are starting to enter the market. Our current products might not adequately address these shifting demands, and we may not be able to develop and introduce new products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance.

EUV sources could fail to meet customer specifications or not be delivered on time.

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. In 2010, we shipped four EUV pilot sources and we are planning to deliver additional pilot EUV sources in 2011. We will record revenue associated with these EUV sources when customer acceptance is received. If we are not able to meet customer specifications, or have reliability or quality problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges, reduced orders, order cancellations, higher manufacturing costs, delays in acceptance of and payment for new products, product rejections, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

We could fail to penetrate the flat panel display market and may not achieve profitability in our TCZ operating segment.

Our TCZ operating segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including LTPS-LCD and OLED flat panel displays. The manufacture of silicon crystallization tools is a new market for us and involves numerous risks. The global flat panel display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LTPS—LCD and OLED manufacturers and the concentrated nature of LTPS—LCD and OLED end-use applications.

We may not experience sufficient demand for TCZ’s silicon crystallization tools for LTPS-LCD and OLED processing in the manufacture of flat panel displays. We have shipped, installed, and received customer acceptance of our first TCZ production tool for OLED flat panel display fabrication. We have also shipped a second silicon crystallization tool to a different customer, which is undergoing the installation and acceptance process and is expected to be complete in 2011. If future tools do not meet customer specifications or the customers decide not to place follow-on orders for additional tools, we may experience damage to our reputation among manufacturers of LTPS-LCD and OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our silicon crystallization tool operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

We face competition in the DUV and EUV lithography market and could face additional competition if other competitors enter the market.

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. The principal elements of competition in our markets are the technical performance characteristics of light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, cost of ownership, and overall quality.

We currently have one DUV light source competitor, Gigaphoton. Gigaphoton is a joint venture between two large companies, Komatsu and Ushio, and is headquartered in Japan. Our customers have purchased products from Gigaphoton and have qualified Gigaphoton’s DUV light source systems for use with their products. Additionally, Gigaphoton’s DUV light sources have been qualified by a number of chipmakers in Europe, Japan, other regions in Asia and the United States, and Gigaphoton has an installed base of light source systems at chipmakers in these regions. We also face competition from both Gigaphoton and Ushio in the development of EUV source technology.

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

We face competition in the flat panel display market.

We face strong competition in the flat panel display market from a number of established competitors, including Japan Steel Works, AP Systems, Sumitomo Heavy Industries and others. Many of these companies have been qualified by a number of display makers in Japan, Korea, Taiwan and China, and have a number of tools currently installed. In addition to the competitors mentioned above, there are other potential competitors that provide equipment for crystallization that uses a thermal source, rather than a laser, to perform crystallization.

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

We have international subsidiaries that operate in foreign currencies. All of our international subsidiaries purchase inventory in U.S. Dollars from either our manufacturing facility in San Diego or from our Korean subsidiary and, in many cases, resell these products to their customers in their local currency. In addition, we purchase certain inventory for our TCZ reporting segment in Euros. We hedge the foreign currency risks associated with these intercompany transactions by entering into forward contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

We have taken steps to mitigate our foreign currency exchange risks; however, these steps may fail to sufficiently hedge or otherwise manage our foreign currency risks properly and could have a material adverse effect on our operating results and financial condition.

International operations also expose us to currency fluctuations as we translate the financial statements of our international subsidiaries to U.S. Dollars, and a significant strengthening of the U.S. Dollar relative to international currencies would increase the effective prices our customers pay for our products, potentially reducing demand for them.

Failure to effectively maintain our direct service support operations could have a material adverse effect on our business.

We believe it is critical for us to provide quick and responsive support directly to our chipmaker and direct customers who use our light source products in their photolithography systems as well as to display manufacturers that purchase our silicon crystallization tools. It is also essential to have well trained field service engineers to provide the high level of support that our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with service locations in Europe, Korea, Japan, China, Singapore, Taiwan and the United States. This requires us to do the following:

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

Operations at our primary manufacturing facility in San Diego and our refurbishment facility in Korea and operations at our suppliers are subject to disruption for a variety of reasons, including but not limited to work stoppages, terrorism, political turmoil, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruptions could cause delays in shipments of our products to our customers. Our San Diego facility, where we build our light source systems and replacement parts, poses the greatest risk. We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms, or at all. Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel, particularly management and technical personnel, who may be difficult to attract and retain.

We are highly dependent on the services of many key employees in various areas, including:

•	research and development;

•	engineering;

•	sales and marketing;

•	direct service support;

•	manufacturing; and

•	management or leadership roles.

In particular, there are a limited number of experts in DUV and EUV source technology and the silicon crystallization process for flat panel display fabrication, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. We believe that our future growth and operating results will depend on:

•	the continued services of sufficient research and development, engineering, sales and marketing, direct service support, manufacturing, and management personnel;

•	our ability to attract, train and retain highly-skilled key personnel; and

•	the ability of key management to continue to expand, motivate and manage our employee base.

Stock option and restricted stock unit awards may not be viewed by key employees as a sufficient financial incentive during periods when stock price volatility could cause our stock price to fall, reducing the effectiveness of such awards as a means to retain and incentivize these employees. If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

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

We may not be able to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not be viably competitive in the global market, or we may not be able to meet the support or manufacturing levels required by our global customers. Additionally, we are subject to risks inherent in doing business globally, including but not limited to:

•	fluctuations in exchange rates and currency controls;

•	political turmoil and global economic instability;

•	imposition of trade barriers and restrictions, such as the Foreign Corrupt Practices Act, including changes in tariff and freight rates, foreign customs and duties;

•	difficulty in coordinating our management and operations in different countries;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	limited intellectual property protection in some countries;

•	potentially adverse tax consequences in some countries;

•	the possibility of challenging accounts receivable collections;

•	the risk of business interruption as a result of natural disasters or supply chain disruptions;

•	the effect of acts of terrorism and war;

•	the burdens of complying with foreign laws, including regulatory structures and unexpected changes in regulatory environments; and

•	distribution costs, disruptions in shipping or reduced availability of freight transportation.

A significant portion of our customers are located in Asia. Political turmoil, economic problems and currency fluctuations affecting Asia could increase our risk in that region. It has not been difficult for us to comply with United States export controls; however, changes to these controls in the future could make it more difficult or impossible for us to export our products to many countries. There are certain risks for which we purchase limited or no insurance, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, operating results, financial condition and cash flows. Currently, several of our United States and less than 10 of international employees are members of a labor union. However, if a greater number of our employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and operating results.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to our light source systems and silicon crystallization tool. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2029, and patents related to our silicon crystallization tools will expire at various times through 2021.

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

If our goodwill, amortizable intangible assets or property, plant and equipment become impaired, we may be required to record a significant charge to earnings.

We review our amortizable intangible assets, which are primarily patents, and our property, plant and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Goodwill is also tested for impairment at least annually and more often if certain triggering events or circumstances occur. Factors that may be considered to be a change in circumstances that would indicate the carrying value of our goodwill, amortizable intangible assets or property, plant and equipment may not be recoverable include reduced future cash flow estimates for our company, a decline in our stock price and market capitalization, slower growth rates in our industry and adverse global economic conditions. If, as a result of our impairment test, it is determined that our goodwill, amortizable intangible assets or property plant and equipment is impaired, we may be required to record a significant charge in our financial statements during the period in which such impairment is determined, which may have a material adverse affect on our operating results.

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

Changes in our effective tax rate may have a material adverse effect on our operating results, financial position and cash flows.

Our future effective tax rate may be adversely affected by a number of factors including:

•	changes in available tax credits, particularly the federal research and development tax credit;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in tax laws or the interpretation of such tax laws, such as the Internal Revenue Service (“IRS”) Code Section 199 manufacturing deduction which currently provides a tax benefit; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for United States taxes.

An adverse change in our future effective tax rate could in turn, adversely affect our operating results, financial position and cash flows.

We may not have sufficient cash to fund our current operations and future growth plans.

We believe that our cash resources remain sufficient for our planned operations; however, if global economic conditions deteriorate, our business conditions worsen, our plans change or other unanticipated events occur, we may need to raise additional cash through the establishment of financing facilities or the sale of equity or debt securities to fund our operations. Depending on market conditions, it could be difficult for us to raise the additional cash needed without incurring significant dilution of our existing stockholders or agreeing to significant restrictions on our ability to operate as currently planned. If we were unable to raise additional cash in such circumstances, we could be required to reduce costs through the delay, reduction or curtailment of our operating plan, including reductions in our global workforce or other cost reduction actions, any of which could have a material adverse effect on our operating results, financial condition or cash flows.

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

Mergers, acquisitions and joint ventures, as well as entry into new markets, are inherently subject to multiple significant risks, and the inability to effectively manage these risks could have a material adverse effect on our business. Further, any business that we acquire, any joint venture that we form, or new market we may enter may not achieve anticipated revenues or operating results.

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

We depend on regular and reliable air transportation on a worldwide basis for many of our routine business functions. If civil aviation in the United States or abroad is disrupted by terrorist activities or security responses to the threat of terrorism, regulatory compliance issues, weather or atmospheric conditions or for any other reason, our business could be adversely affected in the following ways:

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

Disputes may arise over the ownership of intellectual property resulting from our research and development activities that have been partially funded by other parties.

In the past, we received funds through research and development arrangements with third parties to pay for a portion of our research and development costs associated with the design and development of specific products. Additionally, funds from lithography tool manufacturers and chipmaker customers have been used to fund a portion of our source systems research and development efforts. In connection with providing these research and development services, we try to make contractually clear who owns the intellectual property that results from such activities. Disputes over the ownership or rights to use or market the resulting intellectual property could arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop or have developed could restrict our ability to market our products and have a material adverse effect on our business.

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

The price of our common stock has historically been subject to fluctuations and could continue to fluctuate in response to a variety of factors, including the risk factors contained in this report.

Various factors may significantly affect the market price and volatility of our common stock, including:

•	the cyclical nature of the semiconductor industry;

•	actual or anticipated fluctuations in our operating results, including our net income, revenue and product gross margins;

•	conditions and trends in lithography, display manufacturing and other technology industries;

•	announcements of innovations in technology;

•	new products offered by us or our competitors;

•	developments of patents or proprietary rights;

•	changes in financial estimates by securities analysts;

•	global political, economic, and market conditions, including a recession or economic deterioration; and

•	failure to properly manage any single or combination of risk factors listed in this section.

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

We conduct our operations in both owned and leased properties. Our corporate headquarters and primary manufacturing facilities, as well as a leased warehouse facility, are located in San Diego, California. We also own a manufacturing facility in Korea, where we currently refurbish our discharge chamber assemblies for certain models of our light source systems. Additionally, we lease several domestic and international field service offices. We believe that our facilities are adequate to meet the needs of our current business operations.

At December 31, 2010, our principal leased and owned properties were as follows:

Location	Ownership/Lease Expiration	Square footage	Primary Usage/Status
San Diego, California (1)	Owned	265,000	Manufacturing and administrative offices
San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research facilities
Pyongtaek-city, Kyonggi, Korea (2)	Owned	26,000	Manufacturing, sales and administrative
San Diego, California	April 2012	24,215	Warehouse facility
Motoyawata, Japan (3)	April 2011	13,831	Field service and sales office
Santa Clara, California	February 2013	9,389	Field service and sales office
Hsin-Chu, Taiwan (4)	June 2011	7,963	Field service and sales office
Gate City, Japan	December 2015	6,091	Field service and sales office
Pudong, Shanghai, China	October 2012	4,746	Field service and sales office
Singapore, Singapore (4)	June 2011	3,315	Field service and sales office
Veldhoven, the Netherlands	December 2013	2,605	Field service and sales office

(1)	Building and land owned by us.
(2)	Building owned by us. Land leased through December 2020.
(3)	This lease will not be renewed upon its expiration due to the relocation of our field service and sales office to Gate City, Japan.
(4)	These leases are expected to be renewed for a term of at least one year.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “CYMI.” The following table sets forth, for the periods indicated, the high and low prices of our common stock as reported by the NASDAQ Global Select Market.

	2010		2009
	High	Low	High	Low
First quarter	$40.06	$30.93	$23.52	$16.66
Second quarter	$39.89	$28.31	$29.90	$21.64
Third quarter	$37.61	$28.53	$39.42	$27.30
Fourth quarter	$46.25	$35.61	$39.99	$32.00

Registered Shareholders. On February 11, 2011, the closing sales price of our common stock on the NASDAQ Global Select Market was $48.90 and there were 181 registered holders of record as of that date.

Dividends. We have never declared or paid cash dividends on our common stock, and currently do not anticipate paying cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2011.

Issuer Purchases of Equity Securities. On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the fourth quarter of 2010, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at December 31, 2010. The program does not have a fixed expiration date and may be discontinued at any time.

Performance Measurement Comparison.

The following performance graph shows the total stockholder return of an investment of $100 in cash made on December 31, 2005 in each of (i) our common stock, (ii) a broad equity market index, the securities comprising the Nasdaq Composite Index, and (iii) a published industry or line of business index, the securities comprising the Philadelphia Semiconductor Index (the “PHLX Semiconductor Index”).

The performance graph assumes that $100 was invested on December 31, 2005 in our common stock at the closing price of $35.51 and in each index, and that all dividends were reinvested. No dividends have been declared nor paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$534,209	$307,664	$459,010	$521,696	$543,855
Cost of revenues	261,442	171,250	240,768	260,280	281,243

Gross profit	272,767	136,414	218,242	261,416	262,612

Operating expenses:
Research and development	89,193	65,809	95,229	81,842	73,974
Sales and marketing	22,656	16,603	23,713	26,163	30,618
General and administrative	39,802	27,569	36,180	38,949	38,889
Restructuring	0	8,407	3,038	0	0

Total operating expenses	151,651	118,388	158,160	146,954	143,481

Operating income	121,116	18,026	60,082	114,462	119,131
Other income (expense)	(32)	(918)	(9,818)	15,390	19,561

Income before income taxes	121,084	17,108	50,264	129,852	138,692
Income tax expense	30,271	8,389	16,587	44,413	46,137

Net income	90,813	8,719	33,677	85,439	92,555

Net loss attributable to noncontrolling interest in subsidiary	148	3,257	2,863	2,923	3,093

Net income attributable to Cymer, Inc.	$90,961	$11,976	$36,540	$88,362	$95,648

Basic earnings per share	$3.05	$0.40	$1.22	$2.64	$2.53

Diluted earnings per share	$3.02	$0.40	$1.22	$2.50	$2.40

Weighted average common shares outstanding—basic	29,777	29,738	29,924	33,522	37,779

Weighted average common shares outstanding—diluted	30,124	29,945	29,992	36,784	41,397

Consolidated Balance Sheet Data:
Cash and cash equivalents	$154,312	$118,381	$252,391	$305,707	$302,098
Working capital	490,568	399,264	374,799	498,405	686,702
Total assets	787,331	664,918	777,444	794,152	949,094
Total long-term liabilities	22,631	19,657	30,238	181,440	155,503
Treasury stock	(492,890)	(473,580)	(473,580)	(450,704)	(150,704)
Equity	$638,255	$541,638	$522,624	$509,234	$694,528

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report.

Overview

We derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers; therefore, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. The semiconductor equipment industry historically has experienced ups and downs, some of them more pronounced than others. After a significant downturn in the global economy and the semiconductor industry in late 2008 and early 2009, we saw a strengthening in the global economy and the semiconductor industry that started in late 2009 and continued throughout 2010. During the downturn, we focused on cost structure improvements and operational efficiencies, while continuing to focus on providing comprehensive support products for the installed base and investments in the development and commercialization of our EUV source technology and silicon crystallization tools. As a result, we were well positioned for the upturn. During 2010, we improved our DUV competitive position and increased our OnPulse coverage, while adding advanced performance enhancements to our light source systems. We shipped four EUV pilot sources in 2010, and we will record revenue associated with these EUV sources when customer acceptance is received. We also recorded our first sale of a TCZ silicon crystallization tool in 2010.

Revenue of $534.2 million in 2010 represented a 74% increase over 2009. Light source revenue grew 178% and installed based product revenue grew 42% over the prior year. The majority of our light source shipments continued to be ArF sources in support of 45nm and below immersion lithography, and we also delivered several KrF sources to support increased semiconductor manufacturing. We also made significant progress demonstrating the value of our installed base products, particularly OnPulse as over 90% of our top 15 chipmaker customers have adopted OnPulse. Our continued investment in EUV sources and TCZ silicon crystallization tools also showed positive momentum in 2010. We shipped four EUV pilot sources in 2010, and, in December, we installed the first EUV pilot source system at a memory manufacturer. We anticipate that the first customer acceptance of one of our EUV pilot sources may occur in 2011. Our TCZ reporting segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including LTPS – LCD and OLED flat panel displays. We recorded our first sale of a TCZ silicon crystallization tool and installed a second tool at a second customer during 2010. We expect to record revenue for this second tool in 2011.

Gross margin was 51.1% in 2010, an increase over gross margin of 44.3% in 2009. The increase in gross margin over the prior year was driven primarily by our continued focus on operational execution, previously implemented cost structure improvements, improved manufacturing absorption, lower write downs of inventory, decreases in warranty expenses due to light source reliability improvements, and lower freight costs as a percentage of revenue.

Operating expenses of $151.7 million in 2010 represent a 28% increase over 2009 due primarily to our increased investments in the development and commercialization of our EUV source technology and silicon crystallization tools and increased costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. As a percentage of revenue, operating expenses decreased to 28.4% in 2010 from 38.4% in 2009.

Our effective tax rate decreased to 25% in 2010 from 49% in 2009 due primarily to an increase in our research and development tax credits in 2010, the occurrence of foreign losses in 2009 that could not be benefited, and an increase in our ability to utilize the U.S. manufacturing benefit due to increased profitability in 2010. Additionally, we recorded tax benefits totaling $1.5 million related to a foreign tax audit and the revocation of a tax liability in Singapore.

As a result of the factors discussed above, we delivered net income of $91.0 million in 2010, compared to net income of $12.0 million in 2009. Additionally, the strong performance in 2010 generated cash flows from operations of $54.5 million, and our cash and investments balance grew to $216.8 million at December 31, 2010.

We believe we are well positioned for growth in 2011. Our attention to light source reliability, customer productivity, and cost of operations have resulted in several recent key light source selections from chipmakers, some of whom have recently announced significant increases to their 2011 capital expenditure plans. We believe this increase in capital investment will translate into continued growth for us. We also expect that pulse value will continue to rise as the mix of ArF pulses grows and our installed base of revenue producing light sources increases. We will continue to invest in the development and commercialization of our EUV source technology and will increase manufacturing capability to respond to the growing demand for our silicon crystallization tools. Our corporate priorities in 2011 are clear: successful EUV development and commercialization; continued DUV sales competitiveness; extending our success of delivering OnPulse value and reliability; and fulfilling growing demand for our TCZ silicon crystallization tools.

Critical Accounting Policies and Estimates

General

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, warranty obligations, stock- based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information, projected information, and other facts and assumptions that we believe to be valid and reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency fluctuations and declines in consumer spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

We believe that revenue recognition, inventory valuation, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our consolidated financial statements than do other of our accounting estimates and judgments.

Revenue Recognition

Our revenues include light source systems and installed base products, which consist of OnPulse contracts, service support and replacement parts, and to a lesser extent, service, upgrades, and refurbishments of our light source systems. Additionally, in 2010, we recorded our first sale of a silicon crystallization tool.

We recognize revenue when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectability is reasonably assured. Our sales arrangements do not include general rights of return or cancellation privileges.

Light Source Systems and Silicon Crystallization Tools

We recognize system revenue at one of the following three points, depending on the terms of our arrangement with our customer: 1) shipment of the system, 2) delivery of the system, or 3) receipt of an acceptance certificate from the customer. For the majority of our system sales, the shipping terms are F.O.B. shipping point, and revenue is recognized upon shipment.

Certain of our revenue arrangements include additional elements, such as future product upgrades or services. In accordance with the authoritative guidance for revenue recognition arrangements with multiple deliverables, we allocate the total consideration in the arrangement to the multiple elements using the relative selling price of the delivered and undelivered items, based on vendor specific objective evidence or estimated selling price, if vendor specific objective evidence is not available, as third party evidence is generally not available to us due to the proprietary nature of our products. The estimated selling price is determined considering market conditions and estimated gross margins, as well as factors that are specific to us.

Through 2010, our light source system sales have been of our DUV light source systems only. We shipped four EUV pilot light sources in 2010, and we will record revenue associated with these EUV sources when customer acceptance is received. Additionally, in 2010, we recorded our first sale of a silicon crystallization tool.

Installed Base Products—OnPulse Contracts, Service Support, and Replacement Parts

Revenue associated with our OnPulse contracts, which include primarily replacement parts and to a much lesser extent services, is recognized monthly based on the number of pulses utilized by our customers on their laser source systems that are covered under their OnPulse arrangement. Revenue from service is recognized as the services are rendered. To date, the revenue associated with the service element of our OnPulse contracts when combined with our service revenue has been less than 10% of our total revenue.

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

We report revenue net of any sales-based taxes assessed by governmental authorities that are imposed on or concurrent with sales transactions.

Deferred Revenue

Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services or before the satisfaction of all revenue recognition requirements, as described above.

Inventory Valuation

Our inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or estimated market value. Our inventories include raw materials, work-in-process, finished goods, and replacement and reusable parts, which we use in our contract arrangements, refurbishment activities and warranty obligations.

As part of our regular business activities, we conduct parts refurbishment and material reclamation activities related to some of our core assemblies, particularly our chamber assemblies. We receive consumed core assemblies back from our customers as partial consideration for the purchase of new parts or when core assemblies are replaced under OnPulse contracts or warranty claims. The fair value of the reusable parts contained within the consumed assembly is recorded in inventory based upon historical data on the value of the reusable parts that we typically yield from a consumed core assembly.

Obsolete inventory, or inventory for which we do not have expected usage based on our forecasted demand, is written down to its estimated market value, if less than its cost. The methodologies used to analyze excess and obsolete inventory and determine the value of our inventory are significantly affected by future demand and usage of our products. There are many factors that could potentially affect the future demand or usage of our products, including the following:

•	condition of the semiconductor and flat panel display industries, which are cyclical in nature;

•	rate at which our customers take delivery of our systems and our replacement parts;

•	loss of any of our major customers or a significant change in demand from any of these customers;

•	overall mix of system models or replacement parts and any changes to that mix required by our customers;

•	utilization rates of our light sources at chipmakers;

•	overall condition of the global economy which can positively or negatively impact the demand for our products;

•	customer acceptance of new products or discontinued use of our products; and

•	engineering change orders, including those changes inherent in the development of emerging technologies such as EUV.

Additionally, service level requirements of our customers require us to keep certain levels of replacement parts at or near customer locations. Based upon our experience, we believe that the estimates we use to calculate the value of our inventories are reasonable and properly reflect the risk of excess and obsolete inventory. During changing or adverse economic conditions or when introducing new products and product lines, it is difficult to estimate the future demand for our products. As a result, the likelihood that the usage period for our inventory will substantially differ from our estimates is increased. If actual demand or the usage periods of our inventory are substantially different from our estimates, such differences may have a material adverse effect on our operating results and financial condition.

Warranty Obligations

We maintain an accrual for the estimated cost of product warranties associated with sales of our products. Warranty costs include replacement parts and labor costs to repair our products during the warranty period. We record a provision for warranty, which is included in cost of revenues, at the time that the related revenue is recognized.

The warranty period and terms for systems and replacement parts varies by system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranties and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and TCZ crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

We actively engage in product improvement programs and processes to limit our warranty costs; however, our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures at customers’ sites. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex products. Although we classify these newly released products as having a higher risk in our warranty model resulting in higher warranty provisions, we are more likely to have differences between the estimated and actual warranty costs for these new products. Warranty provisions for our older and more established products are more predictable as more historical data is available. If actual product failure rates or estimated costs to repair those product failures were to differ from our estimates, revisions to our estimated warranty provision would be required, which could have a material adverse affect on our operating results and financial condition.

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

We also grant performance restricted stock units (“PRSUs”) to our executive officers and certain key employees. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on achievement against defined performance metrics. Grants of PRSUs during the past three years have contained at least one of the following performance metrics over a defined performance period: revenue and net income relative performance compared to a specified group of peer companies, DUV install value market share and eligible individual’s management by objectives (“MBO”) achievement. We record compensation expense each period based on our estimate of the most probable number of PRSUs that will be issued. This estimate requires significant estimates and projections about our financial performance relative to the financial performance of the specified group of peer companies, our DUV install value market share and the performance of individuals against their specific MBOs. If our estimates change or actual results are different than the estimates used in prior periods, we would be required to increase or decrease compensation expense, which could materially affect our operating results.

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

Long-Lived Assets Valuation

Included in our long-lived assets are property, plant and equipment and definite-lived intangible assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on our assessment of potential impairments during 2010, 2009 and 2008, there were no factors identified that would indicate an impairment of our long-lived assets.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product sales	100.0%	99.7%	99.5%
Product sales—related party	0.0	0.3	0.5

Total revenues	100.0	100.0	100.0
Cost of revenues	48.9	55.7	52.4

Gross profit	51.1	44.3	47.6

Operating expenses:
Research and development	16.7	21.4	20.7
Sales and marketing	4.2	5.4	5.2
General and administrative	7.5	8.9	7.9
Restructuring	0.0	2.7	0.7

Total operating expenses	28.4	38.4	34.5

Operating income	22.7	5.9	13.1

Other income (expense)	0.0	(0.3)	(2.1)

Income before income taxes	22.7	5.6	11.0
Income tax expense	5.7	2.7	3.6

Net income	17.0	2.9	7.4

Net loss attributable to noncontrolling interest in subsidiary	0.0	1.1	0.6

Net income attributable to Cymer, Inc.	17.0%	4.0%	8.0%

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED flat panel displays. The discussion which follows for revenues, cost of revenues and operating expenses includes our consolidated results and identifies those amounts associated with the TCZ segment, which are included in the consolidated amounts, for the years ended December 31, 2010, 2009 and 2008. Additional information regarding our reporting segments is contained in Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this report.

Years Ended December 31, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,		Growth/Decline
	2010	2009	Dollars	Percent
Cymer:
Light source systems revenue	$191,625	$68,925	$122,700	178%

Light source system units sold	124	38	86	226%

Light source systems average selling price (1)	$1,565	$1,852	$(287)	(15)%

Installed base product revenue	$337,984	$238,739	$99,245	42%

TCZ revenue	$4,600	$0	$4,600

Total revenue	$534,209	$307,664	$226,545	74%

(1)	For purposes of calculating the average light source system selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased primarily due to improved market conditions and chipmaker customers’ continued investment in new and existing fab expansions. The increase in light source revenues was primarily due to a higher level of investment in ArF light sources in support of 45nm and below immersion lithography as well as an increase in KrF light source purchases. The average selling price of our light source systems decreased due to an increase in the percentage of light source systems sold that were KrF, which have a lower average selling price than ArF light source systems. Our installed base product revenue increased due to a continued rise in pulse utilization of our light source systems, increasing pulse value as the mix of ArF pulses continues to rise, and an increase in the number of installed base ArF light sources.

We also recorded our first TCZ segment revenue during the year ended December 31, 2010 for the relocation, installation and final acceptance of a silicon crystallization tool by a large Korean display manufacturer. There were no revenues associated with our TCZ segment for the year ended December 31, 2009.

Our DUV backlog includes only those orders for light source systems and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following 12 months. In addition, our DUV backlog does not include service or support which will be provided to our customers in the future or under service contracts. Timing of delivery can be affected by many factors, including factors that cannot be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. Our backlog for DUV light source systems and replacement parts at December 31, 2010 was $63.6 million compared to $46.0 million at December 31, 2009. DUV bookings for the year ended December 31, 2010 and 2009 were $547.6 million and $323.9, respectively. The DUV book-to-bill ratio for the year ended December 31, 2010 was 1.04 compared to 1.05 for the year ended December 31, 2009. The increase in backlog and bookings year over year primarily reflects the upturn in the semiconductor capital equipment industry as a result of the global economy.

We also had a backlog of $44.8 million for EUV sources and $3.7 million for silicon crystallization tools at December 31, 2010.

Sales to ASML,Nikon and Samsung amounted to 30%, 15% and 10%, respectively, of total revenue for 2010, and 15%, 18% and 13%, respectively, of total revenue for 2009.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Years Ended December 31,		Growth/Decline
	2010	2009	Dollars	Percent
United States	$210,837	$91,214	$119,623	131%
Japan	107,006	74,331	32,675	44%
Korea	86,944	60,725	26,219	43%
Taiwan	57,627	33,876	23,751	70%
Other Asia (China and Singapore)	37,729	23,856	13,873	58%
Europe	34,066	23,662	10,404	44%

Total revenue	$534,209	$307,664	$226,545	74%

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

The cost of revenues increased 52.7% to $261.4 million for 2010 from $171.3 million for the same period in 2009. Gross profit increased to $272.8 million with a 51.1% gross margin for 2010 from $136.4 million with a 44.3% gross margin for the same period in 2009. The increase in gross margin over prior year was driven primarily by our continued focus on operational execution, previously implemented cost structure improvements, improved manufacturing absorption, lower write downs of inventory, decreases in warranty expenses due to light source reliability improvements, and lower freight costs as a percentage of revenue. Included in cost of revenues for 2010 was $5.1 million related to the relocation, installation and final acceptance of our first silicon crystallization tool and installation costs on a second tool and $898,000 in 2009 for installation costs related to our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 35.5% to $89.2 million for 2010 from $65.8 million for the same period in 2009. Research and development spending increased in 2010 as we raised our level of investment in EUV source development, increased headcount, and increased costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. In 2009, research and development expenses were negatively impacted by the reductions in workforce and adjusted spending on our DUV product portfolio. Research and development expenses included $7.7 million and $4.2 million for 2010 and 2009, respectively, for our TCZ segment. The increase in research and development expenses for TCZ is due primarily to assuming full ownership of the joint venture in January 2010. As a percentage of total revenues, research and development expenses decreased to 16.7% for 2010 from 21.4% for the same period in 2009.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 36.5% to $22.7 million for 2010 from $16.6 million for the same period in 2009. Included in sales and marketing expenses were $2.2 million and $2.3 million for 2010 and 2009, respectively, for our TCZ segment. The increase in sales and marketing expenses primarily reflects an increase in headcount and costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. As a percentage of total revenues, sales and marketing decreased to 4.2% for 2010 compared to 5.4% for 2009.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 44.4% to $39.8 million for 2010 from $27.6 million for the same period in 2009, primarily due to an increase in headcount and costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. These increases were partially offset by a decline in bad debt expense as a result of improved risk profiles and payment histories of certain of our customers compared to the same period in 2009. Included in general and administrative expenses were $1.5 million and $995,000 for 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.5% for 2010 compared to 8.9% for 2009.

Restructuring. There were no restructuring expenses in 2010. During 2009, we reduced our worldwide workforce by approximately 26 percent or a total of 230 employees, as part of our cost reduction efforts in response to the deterioration in the lithography sector of the semiconductor capital equipment market at the time. These reductions in workforce affected only employees at our Cymer segment. As a result of these reductions in our workforce, we recorded restructuring expense of approximately $8.4 million during 2009.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense improved to $32,000 of net other income for 2010 primarily due to a negligible foreign currency loss compared to other expense of $918,000 for 2009 which was primarily due to foreign currency losses of $1.1 million as a result of the depreciation of the Korean Won against the U.S. Dollar at the beginning of 2009.

Income tax expense. Income tax expense of $30.3 million and $8.4 million reflect effective tax rates of 25% and 49% for 2010 and 2009, respectively. The decrease in the effective tax rate was due primarily to an increase in our research and development tax credits in 2010, the incurrence of foreign losses in 2009 that could not be benefited, and an increase in our ability to utilize the U.S. manufacturing benefit due to increased profitability in 2010. We recorded a net tax benefit in the United States of $1.2 million based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years. We also recorded a net tax benefit in the United States of $324,000, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore. The $324,000 net tax benefit represents the establishment of a $3.2 million deferred tax asset, offset by a valuation allowance of $2.9 million.

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

Years Ended December 31, 2009 and 2008

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,		Growth/Decline
	2009	2008	Dollars	Percent
Cymer:
Light source systems revenue	$68,925	$157,739	$(88,814)	(56)%

Light source system units sold	38	100	(62)	(62)%

Light source systems average selling price (1)	$1,852	$1,575	$277	18%

Installed base product revenue	$238,739	$301,271	$(62,532)	(21)%

Total revenue	$307,664	$459,010	$(151,346)	(33)%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual price per light source system sold.

Total revenue decreased due to a decline in our light source systems and our installed base product revenues. The decrease in light source revenue was primarily due to the decline in the number of light source systems sold as a result of the reduced need for capacity expansion by our chipmaker customers, the downturn in the semiconductor capital equipment industry and the deterioration of the global economy. This decline was offset partially by an increase in the average selling price due to a higher concentration of sales of our most advanced ArF light sources for immersion productions applications, which include our XLR series light source systems. Although our installed base product revenue declined year over year due to a decline in pulse utilizations by our chipmaker customers, it did not decline as significantly as our light source systems revenue. This was due to continued adoption of our OnPulse contracts and an increase in the number of installed light source systems. We did not record any revenue associated with our TCZ segment for the year ended December 31, 2009 or 2008.

Sales to ASML, Nikon, and Samsung amounted to 15%, 18% and 13%, respectively, of total revenue for 2009, and 22%, 20% and 10%, respectively, of total revenue for 2008.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Years Ended December 31,		Growth/Decline
	2009	2008	Dollars	Percent
United States	$91,214	$172,993	$(81,779)	(47)%
Japan	74,331	113,304	(38,973)	(34)%
Korea	60,725	72,122	(11,397)	(16)%
Taiwan	33,876	40,422	(6,546)	(16)%
Other Asia (China and Singapore)	23,856	28,800	(4,944)	(17)%
Europe	23,662	31,369	(7,707)	(25)%

Total revenue	$307,664	$459,010	$(151,346)	(33)%

Cost of Revenues. Gross margin decreased to 44.3% in 2009 from 47.6% in 2008 primarily due to $5.8 million in idle capacity charges and higher costs associated with our installed base products. The idle capacity charges were associated with unabsorbed manufacturing costs resulting primarily from the decline in light source demand and reduced production levels during 2009. These declines in gross margin were offset partially by lower warranty expenses as a percentage of revenue due to a lower number of systems under warranty and a reduction in the write-down of inventory when compared to 2008. Cost of revenues associated with the TCZ segment was $898,000 for 2009. There were no costs of revenues associated with the TCZ segment for 2008.

Research and Development. Research and development expenses were $65.8 million and $95.2 million in 2009 and 2008, respectively. As a percentage of total revenues, research and development expenses were 21.4% and 20.7% in 2009 and 2008, respectively. The decrease in research and development expenses from 2008 to 2009 primarily reflects the reductions in our workforce and the effect of the other cost reduction actions we implemented in the fourth quarter of 2008 and continued into 2009. These activities resulted in lower employee compensation and benefit costs, reduced variable compensation costs, and decreased travel and entertainment expenses. Research and development expenses included $4.2 million and $4.8 million in 2009 and 2008, respectively, for our TCZ segment.

Sales and Marketing. Sales and marketing expenses were $16.6 million and $23.7 million in 2009 and 2008, respectively. As a percentage of total revenues, such sales and marketing expenses were 5.4% and 5.2% in 2009 and 2008, respectively. The decrease in sales and marketing expenses from 2008 to 2009 primarily reflects a decline of $7.1 million in employee compensation and benefits, travel and entertainment, and facilities costs as a result of the reductions in workforce and cost reduction actions we implemented in the fourth quarter of 2008 and continued into 2009. Sales and marketing expenses included $2.3 million and $1.5 million in 2009 and 2008, respectively, for our TCZ segment.

General and Administrative. General and administrative expenses were $27.6 million and $36.2 million in 2009 and 2008, respectively. As a percentage of total revenues, general and administrative expenses were 8.9% and 7.9% in 2009 and 2008, respectively. The decline in general and administrative expenses from 2008 to 2009 primarily reflects a decrease of $8.6 million in compensation and benefits, professional fees, travel, entertainment, and facilities related costs as a result of the reductions in our workforce and cost reduction actions which we implemented in the fourth quarter of 2008 and continued in 2009. In addition, we had a decrease in bad debt expense of $1.9 million. Higher bad debt expense in 2008, driven by the uncertain impact of the recessionary economy on our customers, drove a favorable year-over-year comparison. General and administrative expenses included $995,000 and $609,000 in 2009 and 2008, respectively for our TCZ segment.

Restructuring. We incurred restructuring expenses, primarily consisting of severance charges, of $8.4 million in 2009 compared to $3.0 million in 2008. In November 2008, we reduced our worldwide workforce by approximately 8 percent or a total of 85 employees. In the first quarter of 2009, we further reduced our worldwide workforce by approximately 26 percent or a total of 230 employees as part of our cost reduction efforts in response to the deterioration in the global economy and lithography sector of the semiconductor capital equipment market in the fourth quarter of 2008 and the first half of 2009. As a result of these actions to reduce our cost structure, we realized a cost savings of approximately $45.1 million from 2008 to 2009 in our research and development, sales and marketing, and general and administrative expenses. We did not record any restructuring expense in 2009 or 2008 associated with our TCZ segment.

Other income (expense). Net other expense totaled $918,000 and $9.8 million in 2009 and 2008, respectively. The reduction in expense was primarily due to a significant reduction in interest expense as a result of the repayment of our convertible subordinated note in the first quarter of 2009, decreases in foreign currency losses and significantly reduced write downs on investments. Foreign currency losses were $1.1 million for 2009 and were primarily due to the lower volatility in the Korean Won against the U.S. Dollar as a result of the positive impact of our hedging program. In 2008 foreign currency losses were $6.6 million and were caused by a significant decline in the value of the Korean Won against the U.S Dollar. Impairment charges on the preferred stock that was distributed to us when an auction rate security was dissolved were $291,000 for 2009 which reduced the carrying amount of the auction rate preferred stock to zero, compared to impairment charges on the auction rate security of $5.3 million for 2008. In addition, these decreases in other expenses were partially offset by a $7.3 million reduction in interest and other income year over year as a result of lower overall cash and investment balances and lower interest rate yields.

Income Tax Expense. Income tax expense of $8.4 million and $16.6 million for 2009 and 2008, respectively, reflects an annual effective tax rate of 49.0% and 33.0%, respectively. The increase in the effective tax rate from 2008 to 2009 was due primarily to an increase in the valuation allowance for deferred tax assets. During 2009, we realized a capital loss of $5.6 million and provided a full valuation allowance on the related $2.1 million deferred tax asset, as we believed it was more likely than not that we would not generate sufficient capital gains to utilize the capital loss after consideration of our available tax planning strategies. In addition, the effect of certain foreign losses with no tax benefit had a larger effect on 2009 than 2008 due to the fact that the foreign losses remained relatively constant, while pre-tax income declined significantly from 2008 to 2009.

Liquidity and Capital Resources

In recent years, we have funded our operations primarily from cash generated from operations and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$54,488	$34,259	$(13,267)
Net cash used in investing activities	(10,655)	(35,460)	(16,856)
Net cash used in financing activities	(9,963)	(132,911)	(18,312)
Effect of exchange rate changes on cash and cash equivalents	2,061	102	(4,881)

Net increase (decrease) in cash and cash equivalents	$35,931	$(134,010)	$(53,316)

We corrected an immaterial error in our previously presented consolidated statement of cash flows for the years ended December 31, 2009 and 2008 related to the treatment of non-cash transfers between inventory and property, plant and equipment. The effect of the correction on our consolidated statement of cash flows for the year ended December 31, 2009 was to decrease net cash provided by operating activities from $39.4 million to $34.3 million and to decrease net cash used in investing activities from $40.6 million to $35.5 million. The effect of the correction on our consolidated statement of cash flows for the year ended December 31, 2008 was to increase net cash used in operating activities from $11.2 million to $13.3 million and to decrease net cash used in investing activities from $18.9 million to $16.8 million.

Operating Activities

Net cash provided by operating activities in 2010 primarily reflects net income for the year as adjusted to exclude the effects of non-cash charges, primarily depreciation, amortization, stock-based compensation and provision for deferred income taxes. Additionally, increases in other liabilities of $21.4 million, primarily related to increases in accrued payroll related to variable cash compensation programs, and increases in deferred revenue of $8.7 million, related to advance payments received from ASML for purchase orders under a multi-year supply agreement for EUV sources and advance payments for a silicon crystallization tool, contributed to positive operating cash flow. These increases in operating cash flow were offset partially by a $48.7 million increase in accounts receivable, a $30.7 million increase in inventory and a $27.9 million increase in other assets, primarily related to income taxes receivable. The increase in accounts receivable results primarily from the increase in revenue and, to a lesser extent, an increase in days sales outstanding to 79 days at December 31, 2010 from 75 days at December 31, 2009. The increase in inventory is due primarily to the production of EUV sources. The increase in income taxes receivable is due primarily to the reinstatement of the research and development credit at the end of 2010.

Net cash provided by operating activities in 2009 primarily reflects net income for the year as adjusted to exclude the effects of non-cash charges, primarily depreciation, amortization and stock-based compensation, a reduction in inventory levels, and increases in accounts payable and deferred revenue. The $4.4 million decrease in inventory was primarily due to decreases in our spare parts inventory levels during 2009. These decreases in our spare parts inventory levels were partially offset by increases in inventory related to EUV sources and silicon crystallization tools. These increases in inventory also resulted in an increase in accounts payable of $9.3 million. The increase in deferred revenue of $7.4 million primarily reflects advance payments received from ASML during 2009 for purchase orders under a multi-year supply agreement for EUV sources. These increases in operating cash flow were offset by increases in accounts receivable and decreases in other liabilities. The increase in accounts receivable was primarily the result of a higher level of shipments occurring later in the fourth quarter, which resulted in higher accounts receivable balances at the end of the year. The decrease in other liabilities was primarily due to the decrease in our warranty provision as a result of reduced sales and the lower number of light source systems under warranty at December 31, 2009.

Net cash used in operating activities in 2008 primarily reflects lower net income for the year as adjusted to exclude the effects of non-cash charges, a significant increase in inventory levels, decreases in accounts payable, and decreases in other liabilities primarily related to income taxes and variable cash compensation programs. The increase in inventory was primarily due to increases in our field inventory to support the increased utilization of our light sources and increases in inventory related to our EUV sources and silicon crystallization tools. The decrease in accounts payable reflects the reduction in inventory purchases in the fourth quarter of 2008 due to the downturn in the global economy and semiconductor industry. The changes in income tax liabilities were primarily due to significant tax payments made during 2008. These uses of cash were partially offset by a decrease in accounts receivable and an increase in deferred revenue during 2008. The decrease in accounts receivable was primarily the result of collection efforts and lower accounts receivable balances. The increase in deferred revenue primarily reflects advance payments received from ASML for purchase orders under a multi-year supply agreement for EUV sources.

Investment Activities

Net cash used in investing activities in 2010 of $10.7 million was due primarily to the timing of short-term investments that matured and were reinvested during the period as well as capital expenditures primarily related to our EUV research, development and productization efforts.

Net cash used in investing activities in 2009 consisted primarily of $28.3 million of purchases of short-term and long-term securities, net of reinvestment of such securities during the year. In addition, cash used in investing activities included the acquisition of $7.2 million of property, plant and equipment, a significant portion of which relates to equipment associated with our EUV research, development and productization efforts, software and equipment purchases, and equipment purchases related to TCZ.

Net cash used in investing activities in 2008 consisted primarily of the acquisition of $21.6 million of property, plant and equipment, a significant portion of which relates to building improvement costs and engineering equipment associated with our EUV research, development and productization efforts. This use of cash was offset by proceeds from sold or matured short-term and long-term securities, net of reinvestment of such securities during the year. A portion of the proceeds from sold and matured investments during the year was used to fund our 2008 stock repurchase program.

Financing Activities

Net cash used in financing activities in 2010 primarily reflects the repurchase of $19.3 million of our common stock and $2.2 million for the purchase of the non-controlling interest in TCZ. These uses of cash were partially offset by $9.4 million received from the exercise of employee stock options and purchases under the employee stock purchase plan and $2.1 million of excess tax benefits related to stock option exercises.

Net cash used in financing activities in 2009 primarily reflects the payment of $140.7 million for the redemption of our outstanding convertible subordinated notes that matured on February 15, 2009. This payment was partially offset by proceeds received from the exercise of employee stock options and purchases under the employee stock purchase plan totaling $6.7 million, an additional cash investment in TCZ from Zeiss, the former TCZ minority shareholder, and excess tax benefits from stock option exercises.

Net cash used in financing activities for 2008 primarily reflects the repurchase of $22.9 million of our common stock. This use of cash was partially offset by $2.5 million in proceeds received from the exercise of employee stock options and purchases under the employee stock purchase plan and $2.0 million additional cash investment in TCZ from Zeiss.

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiaries operate have experienced volatility over the past several years. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $2.1 million for the year ended December 31, 2010, an increase of $102,000 for the year ended December 31, 2009, and a decrease of $4.9 million for the year ended December 31, 2008.

For the year ended December 31, 2010, cash and cash equivalents were positively affected by $1.8 million due to the Japanese Yen strengthening against the U.S. Dollar and the effect it had on the cash balances held at our Japanese subsidiary. In addition, volatility of the Korean Won against the U.S. Dollar throughout the year positively affected cash and cash equivalents by $479,000. These increases were offset by $341,000 due to the weakening of the Euro against the U.S. Dollar.

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

Prospective Capital Needs

We require substantial resources to fund the operations of our business, particularly to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in 2011 to be approximately $30.0 million, a significant portion of which will relate to purchases of equipment and facility improvements associated with EUV development and manufacturing, as well as purchases of software and equipment. In addition, we require resources to fund our normal operations.

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During 2010, we purchased 560,000 shares for $19.3 million under this program. At December 31, 2010, $57.8 million remain available under this program for repurchases.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new technologies such as EUV and TCZ silicon crystallization tools and in the products derived from them;

•	the market acceptance of our products;

•	the overall levels of sales of our products and gross profit margins;

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

Transactions with Related Parties

Under our audit committee charter, our audit committee is responsible for reviewing and approving all related party transactions on a quarterly basis. In addition, our board of directors determines annually whether any related party relationships exist among the directors which would interfere with the judgment of individual directors in carrying out his responsibilities as director.

During the year ended December 31, 2010, we engaged Exponent, Inc., to perform a one-time component reliability analysis for a fee of $164,000. Mr. Michael R. Gaulke, a member of our board of directors and member of Exponent’s board of directors, served as an executive officer of Exponent until he retired from his executive chairman role on June 3, 2010.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Other
Purchase obligations (1)	$83,766	$83,766	$0	$0	$0	$0
Operating leases	5,801	2,200	2,962	639	0	0
Other long-term liabilities (2)	22,414	494	928	683	5,578	14,731

	$111,981	$86,460	$3,890	$1,322	$5,578	$14,731

(1)	Purchase obligations represent outstanding purchase commitments by us at December 31, 2010, including purchase orders that have cancellation provisions requiring little or no payment. The amounts are included in the table above because management believes that cancellation of these purchase orders is unlikely and expects to make future cash payments according to the contractual terms or in similar amounts for similar materials.
(2)	Other long-term liabilities primarily represent liabilities for uncertain tax positions, deferred compensation and post-retirement benefits related to our foreign pension plans. The timing of payments resulting from uncertain tax positions will depend on a number of factors and we are unable to project if and when this might occur, if at all, within the next five years. Accordingly, we cannot make reasonable estimates of the amount and period of potential cash settlements, if any, with taxing authorities. Therefore, we have included $14.7 million of long-term income taxes payable in the column marked “Other”. The timing of payments of deferred compensation in the table above represents the current elections by participants, which are subject to change.

Off Balance Sheet Arrangements

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

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

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency, primarily for the purchases of our products by our

Japanese subsidiary in U.S. Dollars for resale under firm third-party sales commitments denominated in Japanese Yen. In this instance, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions.

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

The second category of foreign currency risk occurs when transactions are recorded to our consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse effect on income before income taxes of approximately $100,000 and $2.6 million at December 31, 2010 and 2009, respectively. The adverse effect at December 31, 2010 and 2009 is after consideration of the offsetting effect of approximately $7.3 million and $5.5 million, respectively from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At December 31, 2010, we had outstanding forward contracts to buy $7.2 million in exchange for Japanese Yen, $20.0 million in exchange for Korean Won, $9.5 million in exchange for Taiwanese Dollars and to sell $6.0 million in exchange for Euros. These contracts expire on various dates through April 2011. The fair value of all our forward contracts totaled to a current liability of $1.1 million at December 31, 2010. Beginning in the fourth quarter of 2010, sales to a significant customer in Japan were changed, at the customer’s request, to U.S. Dollars instead of Japanese Yen. This change eliminated our need to enter into cash flow hedges and, therefore, we held no forward contracts that qualified for hedge accounting treatment as of December 31, 2010. We may enter into cash flow hedges in the future.

Investment Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of December 31, 2010 would decrease by $289,000.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

2.	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, also assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and their report with the results of this assessment appears on page F-2 of this Annual Report on Form 10-K.

3.	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4.	Inherent Limitations on the Effectiveness of Internal Control. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Exchange Act, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below. With the exception of the information specifically incorporated herein by reference from our definitive Proxy Statement into this Annual Report on Form 10-K, our definitive Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the information contained in the sections entitled “Report of the Audit Committee” and the “Report of the Compensation Committee” in our definitive Proxy Statement is not incorporated by reference into this Annual Report on Form 10-K or deemed “filed” with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The information required by Item 10 of Form 10-K regarding our directors is incorporated herein by reference to the information contained in the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement.

Executive Officers

The information required by Item 10 of Form 10-K regarding our executive officers is disclosed in Part I, Item I of this Annual Report under the section entitled “Executive Officers.”

Corporate Governance

The information required by Item 10 of Form 10-K regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement.

The information required by Item 10 of Form 10-K regarding the members of our Audit Committee and our Audit Committee financial expert is incorporated herein by reference to the information contained in the section entitled “Information Regarding the Board of Directors and its Committees—Audit Committee” in our definitive Proxy Statement.

The information required by Item 10 of Form 10-K regarding the procedures by which stockholders may recommend candidates for director to the Nominating and Corporate Governance Committee is incorporated herein by reference to the information contained in the “Questions and Answers About These Proxy Materials and Voting” section and the section entitled “Information Regarding the Board of Directors and its Committees—Nominating and Corporate Governance Committee” in our definitive Proxy Statement.

Code of Ethics

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

The information required by Item 12 of Form 10-K regarding equity compensation plans under which our common stock may be issued as of December 31, 2010 is incorporated herein by reference to the information contained in the section entitled “Equity Compensation Plan Information” in our definitive Proxy Statement. The information required by Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement.

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

(b) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Amended and Restated Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Registration Statement on Form S-1, Registration No. 333-08383).

3.2	Amendment of Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.3	Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.1 to Cymer’s Form 8-K filed on November 25, 2009).

10.1#	Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on November 23, 2010).

10.2#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.3#	Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-48242).

10.4#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 19, 2006).

10.5#	2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.6#	Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.7#	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 27, 2009).

10.8#	Form of Stock Option Grant Notice and form of Stock Option Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on May 20, 2005, File No. 333-39101).

10.9#	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10#	Form of Stock Unit Grant Notice for use in connection with the 2007 Long-Term Incentive Bonus Plan under the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.11#	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement for use with the Long-Term Bonus Program under the 2005 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on December 21, 2007).

10.12#	Form of Performance Restricted Stock Unit Notice and Form of Performance Restricted Stock Unit Agreement for use with the Long-Term Incentive Program under the 2005 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.13#	Form of Performance Restricted Stock Unit Grant Notice for use with the Long-Term Incentive Program under the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.14#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.15 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Edward Brown, Jr. and Cymer (incorporated herein by reference to Exhibit 10.16 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.16#	Employment Agreement, effective as of December 19, 2009, by and between Paul B. Bowman and Cymer (incorporated by reference to Exhibit 10.16 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17#	Employment Agreement, effective as of December 1, 2010, by and between Karen K. McGinnis and Cymer.

10.18#	Separation agreement, effective as of October 19, 2009, by and between Rae Ann Werner and Cymer (incorporated by reference to Exhibit 10.17 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.19#	Summary description of Cymer, Inc. Short-Term Incentive Program (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.20#	Summary description of Cymer, Inc. Long-Term Incentive Bonus Plan for 2007, as amended (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on April 20, 2007).

10.21#	Summary description of Cymer, Inc. Long-Term Incentive Bonus Program, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.21 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22#	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.23 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23#	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.24#	Summary description of Cymer, Inc. 2H-2009 Bonus Plan, effective August 19, 2009 (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.25#	Executive Nonqualified Excess Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.26#	Amended and Restated Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.24 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.27*	Amended and Restated Joint Venture Agreement, dated September 12, 2006, among TCZ GmbH, Cymer, Inc., Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH and TCZ Pte Ltd (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.28	Amendment No. 1 to Amended and Restated Joint Venture Agreement dated January 9, 2009 by and between Cymer, Inc, and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH (incorporated herein by reference to Exhibit 10.28 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.29	Memorandum of Understanding, dated January 14, 2010, by and among Cymer, Inc. and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH, Carl Zeiss Optics GmbH, Carl Zeiss SMT AG and TCZ Pte. Ltd. (incorporated by reference to Exhibit 10.28 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2009).

14.1	Code of Ethics for Chief Executive, Chief Financial and Chief Accounting Officers (incorporated herein by reference to Exhibit 14.1 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

21.1	Subsidiaries of Cymer.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

By:	/S/ ROBERT P. AKINS
Robert P. Akins, Chief Executive Officer and Chairman of the Board
Dated: February 18, 2011

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

/S/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 18, 2011

/S/ PAUL B. BOWMAN Paul B. Bowman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/S/ KAREN K. MCGINNIS Karen K. McGinnis	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2011

/S/ CHARLES J. ABBE Charles J. Abbe	Director	February 18, 2011

/S/ EDWARD H. BRAUN Edward H. Braun	Director	February 18, 2011

/S/ MICHAEL R. GAULKE Michael R. Gaulke	Director	February 18, 2011

/S/ WILLIAM G. OLDHAM William G. Oldham	Director	February 18, 2011

/S/ ERIC M. RUTTENBERG Eric M. Ruttenberg	Director	February 18, 2011

/S/ PETER J. SIMONE Peter J. Simone	Director	February 18, 2011

/S/ YOUNG K. SOHN Young K. Sohn	Director	February 18, 2011

/S/ JON D. TOMPKINS Jon D. Tompkins	Director	February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cymer Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Diego, California

February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited Cymer, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cymer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A2. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cymer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cymer, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2010, and the related consolidated financial statement schedule, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/     KPMG LLP

San Diego, California

February 18, 2011

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$154,312	$118,381
Restricted cash	0	1,200
Short-term investments	54,964	62,895
Accounts receivable, net	127,747	76,792
Accounts receivable, related party	0	732
Inventories	213,002	185,077
Deferred income taxes	11,961	31,566
Other current assets	55,027	26,244

Total current assets	617,013	502,887
Long-term investments	7,506	5,167
Property, plant and equipment, net	104,705	106,755
Deferred income taxes	35,690	26,998
Goodwill	8,833	8,833
Intangible assets, net	7,645	8,327
Other assets	5,939	5,951

Total assets	$787,331	$664,918

LIABILITIES
Current liabilities:
Accounts payable	$27,731	$21,756
Accounts payable, related party	0	9,284
Deferred revenue	30,593	22,339
Other current liabilities	68,121	50,244

Total current liabilities	126,445	103,623
Deferred revenue	690	525
Deferred income taxes	21	18
Other liabilities	21,920	19,114

Total liabilities	149,076	123,280

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 43,232,000 shares issued and 29,820,000 shares outstanding at December 31, 2010; 42,751,000 shares issued and 29,899,000 shares outstanding at December 31, 2009	43	43
Additional paid-in capital	620,272	598,314
Treasury stock, at cost (13,412,000 and 12,852,000 common shares at December 31, 2010 and December 31, 2009, respectively)	(492,890)	(473,580)
Accumulated other comprehensive loss	(2,881)	(8,280)
Retained earnings	513,711	422,750

Equity attributable to Cymer, Inc.	638,255	539,247
Noncontrolling interest	0	2,391

Total equity	638,255	541,638

Total liabilities and equity	$787,331	$664,918

See Notes to Consolidated Finanical Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product sales	$534,209	$306,795	$456,729
Product sales, related party	0	869	2,281

Total revenues	534,209	307,664	459,010
Cost of revenues	261,442	171,250	240,768

Gross profit	272,767	136,414	218,242

Operating expenses:
Research and development	89,193	65,809	95,229
Sales and marketing	22,656	16,603	23,713
General and administrative	39,802	27,569	36,180
Restructuring	0	8,407	3,038

Total operating expenses	151,651	118,388	158,160

Operating income	121,116	18,026	60,082

Other income (expense):
Foreign currency exchange loss	(6)	(1,107)	(6,642)
Impairment of investments	0	(291)	(5,309)
Interest income	524	1,374	8,832
Interest expense	(605)	(1,029)	(6,658)
Other income (expense)	55	135	(41)

Total other income (expense)	(32)	(918)	(9,818)

Income before income taxes	121,084	17,108	50,264
Income tax expense	30,271	8,389	16,587

Net income	$90,813	$8,719	$33,677

Net loss attributable to noncontrolling interest in subsidiary	148	3,257	2,863

Net income attributable to Cymer, Inc.	$90,961	$11,976	$36,540

Earnings per share:
Basic	$3.05	$0.40	$1.22

Diluted	$3.02	$0.40	$1.22

Weighted average shares outstanding:
Basic	29,777	29,738	29,924

Diluted	30,124	29,945	29,992

See Notes to Consolidated Finanical Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Net income	$90,813	$8,719	$33,677
Other comprehensive income (loss):
Foreign currency translation adjustments	5,588	(2,298)	(5,921)
Unrealized losses on available for sale investments, net of income tax benefit of $7, $97, and $42 for 2010, 2009 and 2008, respectively	(10)	(159)	(68)
Unrealized (losses) gains on foreign currency forward exchange contracts, net of income tax (benefit) expense of $(42), $154, and $(173) for 2010, 2009 and 2008, respectively	(62)	226	(254)
Unrealized pension (losses) gains, net of income tax (benefit) expense of $(65), $(43), and $21, for 2010, 2009 and 2008, respectively	(117)	(50)	30

Total other comprehensive income (loss)	5,399	(2,281)	(6,213)

Comprehensive income	$96,212	$6,438	$27,464
Comprehensive loss attributable to noncontrolling interest in subsidiary	148	3,257	2,863

Comprehensive income attributable to Cymer, Inc.	$96,360	$9,695	$30,327

See Notes to Consolidated Finanical Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interest	Total
	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2007	42,339	$42	$579,711	(12,049)	($450,704)	214	$374,260	$503,523	$5,711	$509,234
Exercise of common stock options	70	0	1,630	0	0	0	0	1,630	0	1,630
Issuance of shares upon vesting of restricted stock unit awards	15	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	37	0	876	0	0	0	0	876	0	876
Employee stock-based compensation	0	0	5,630	0	0	0	0	5,630	0	5,630
Income tax shortfall from stock option exercises	0	0	(1,308)	0	0	0	0	(1,308)	0	(1,308)
Repurchase of common stock into treasury	0	0	0	(803)	(22,876)	0	0	(22,876)	0	(22,876)
Contribution by noncontrolling interest	0	0	0	0	0	0	0	0	2,000	2,000
Net income	0	0	0	0	0	0	36,540	36,540	(2,863)	33,677
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	(5,921)	0	(5,921)	0	(5,921)
Unrealized losses on available-for-sale investments, net of tax	0	0	0	0	0	(68)	0	(68)	0	(68)
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(254)	0	(254)	0	(254)
Unrealized pension gains, net of tax	0	0	0	0	0	30	0	30	0	30
Cumulative effect adjustment due to adoption of measurement	0	0	0	0	0	0	0	0	0	0
date provisions of pensions and post retirement benefits	0	0	0	0	0	0	(26)	(26)	0	(26)

BALANCE, DECEMBER 31, 2008	42,461	$42	$586,539	(12,852)	($473,580)	($5,999)	$410,774	$517,776	$4,848	$522,624
Exercise of common stock options	232	1	6,202	0	0	0	0	6,203	0	6,203
Issuance of shares upon vesting of restricted stock unit awards	37	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	21	0	622	0	0	0	0	622	0	622
Employee stock-based compensation	0	0	5,667	0	0	0	0	5,667	0	5,667
Income tax shortfall from stock option exercises	0	0	(716)	0	0	0	0	(716)	0	(716)
Contribution by noncontrolling interest	0	0	0	0	0	0	0	0	800	800
Net income	0	0	0	0	0	0	11,976	11,976	(3,257)	8,719
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	(2,298)	0	(2,298)	0	(2,298)
Unrealized losses on available-for-sale investments, net of tax	0	0	0	0	0	(159)	0	(159)	0	(159)
Unrealized gains on forward exchange contracts, net of tax	0	0	0	0	0	226	0	226	0	226
Unrealized pension losses, net of tax	0	0	0	0	0	(50)	0	(50)	0	(50)

BALANCE, DECEMBER 31, 2009	42,751	$43	$598,314	(12,852)	($473,580)	($8,280)	$422,750	$539,247	$2,391	$541,638
Exercise of common stock options	349	0	8,803	0	0	0	0	8,803	0	8,803
Issuance of shares upon vesting of restricted stock unit awards	113	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	19	0	632	0	0	0	0	632	0	632
Employee stock-based compensation	0	0	10,603	0	0	0	0	10,603	0	10,603
Income tax benefit from stock option exercises	0	0	1,863	0	0	0	0	1,863	0	1,863
Repurchases of common stock into treasury	0	0	0	(560)	(19,310)	0	0	(19,310)	0	(19,310)
Acquisition of noncontrolling interest in subsidiary	0	0	57	0	0	0	0	57	(2,243)	(2,186)
Net income	0	0	0	0	0	0	90,961	90,961	(148)	90,813
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	5,588	0	5,588	0	5,588
Unrealized losses on available-for-sale investments, net of tax	0	0	0	0	0	(10)	0	(10)	0	(10)
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(62)	0	(62)	0	(62)
Unrealized pension losses, net of tax	0	0	0	0	0	(117)	0	(117)	0	(117)

BALANCE, DECEMBER 31, 2010	43,232	$43	$620,272	(13,412)	($492,890)	($2,881)	$513,711	$638,255	$0	$638,255

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$90,813	$8,719	$33,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	19,223	21,057	26,633
Stock-based compensation	10,603	5,667	5,630
Bad debt expense	(843)	2	1,885
Excess tax benefits from stock option exercises	(2,087)	(267)	(58)
Provision for deferred income taxes	12,755	(634)	(14,006)
Loss on disposal or impairment of property, plant and equipment	609	1,881	297
Write-down of investments	0	291	5,309
Change in assets and liabilities:
Restricted cash	1,235	(1,200)	0
Accounts receivable	(48,659)	(12,651)	26,275
Accounts receivable, related party	732	86	294
Inventories	(30,698)	4,361	(65,711)
Other assets	(27,947)	(2,684)	(2,414)
Accounts payable	7,976	5,429	(8,788)
Accounts payable, related party	(9,284)	3,876	(320)
Deferred revenue	8,665	7,379	4,909
Other liabilities	21,395	(7,053)	(26,879)

Net cash provided by (used in) operating activities	54,488	34,259	(13,267)

Investing activities:
Acquisition of property, plant and equipment	(15,810)	(7,208)	(21,598)
Purchases of investments	(100,056)	(94,161)	(90,309)
Proceeds from sold or matured investments	105,211	65,909	95,051

Net cash used in investing activities	(10,655)	(35,460)	(16,856)

Financing activities:
Proceeds from issuance of common stock	9,446	6,744	2,506
Purchase of noncontrolling interest	(2,186)	0	0
Repayment of convertible subordinated note	0	(140,722)	0
Cash investment in joint venture received from minority shareholder	0	800	2,000
Excess tax benefits from stock option exercises	2,087	267	58
Repurchase of common stock into treasury	(19,310)	0	(22,876)

Net cash used in financing activities	(9,963)	(132,911)	(18,312)

Effect of exchange rate changes on cash and cash equivalents	2,061	102	(4,881)

Net increase (decrease) in cash and cash equivalents	35,931	(134,010)	(53,316)
Cash and cash equivalents at beginning of the year	118,381	252,391	305,707

Cash and cash equivalents at end of the year	$154,312	$118,381	$252,391

Supplemental disclosure of cash flow information:
Interest paid	$405	$2,803	$5,549

Income taxes paid	$42,295	$11,232	$45,770

Supplemental disclosure of non-cash operating, investing and financing activities:
Net (decrease) increase in acquisition of property and equipment included in accounts payable	$(1,774)	$2,497	$(532)

Net (decrease) increase in in-transit proceeds from issuance of common stock	$(11)	$81	$0

Property and equipment acquired under capital lease obligations	$136	$0	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light source systems for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support directly to our chipmaker customer as well as to our lithography tool manufacturer customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) flat panel displays.

We manufacture our products primarily at our San Diego headquarters, and we also conduct refurbishment manufacturing activities for replacement parts at our subsidiary located in Korea. We sell our products to customers primarily in the United States, Europe, Japan, Taiwan, Korea and other Asian countries. We provide customer support from our San Diego headquarters, and from our field offices located throughout the United States, the Netherlands, Japan, Korea, Singapore, China, and Taiwan.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cymer, Inc. and its wholly-owned subsidiaries. On January 15, 2010, we purchased the remaining 40% ownership interest in TCZ, which increased our ownership in TCZ from 60% to 100%. Prior to January 15, 2010, we reflected the noncontrolling interest of TCZ in our consolidated financial statements with any earnings or losses distributed in accordance with the respective percentage interests of the joint owners.

All significant intercompany balances and transactions have been eliminated in consolidation. References to “Cymer”, “the Company,” “we,” “us,” “our” and other similar words refer to Cymer, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Use of Estimates

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

Reclassifications

Certain tax amounts and accrued liabilities were reclassified within the consolidated balance sheet at December 31, 2009 to conform to the current year presentation. There was no impact on working capital, total current assets, total current liabilities, total assets or total liabilities as a result of these reclassifications.

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, related party accounts receivable, related party accounts payable, and other current liabilities approximate their carrying amounts due to their short-term nature.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and are included in interest income.

Inventories

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

As part of our regular business activities, we conduct significant parts refurbishment and material reclaim activities related to some of our core assemblies, particularly our chamber assemblies. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core assembly that the new part replaces. These returned core assemblies contain a certain amount of material, primarily metal components, that may be reused by us in the manufacture of future core assemblies. Upon receipt of these consumed core assemblies from our customers, we record an entry to recognize the estimated fair value of the reusable components either 1) as revenue if the return of the core assembly relates to a spare part replacement sale or 2) as a reduction in cost of revenues if the return of the core assembly is related to a part being replaced under our warranty provisions or under a service and support contract. The fair value of the reusable parts contained within the consumed assembly is recorded in inventory based upon historical data on the value of the reusable parts that we typically yield from a consumed core assembly and evaluated for recoverability along with our other inventory.

Property, Plant and Equipment

Our property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over 20 years for buildings; one to five years for equipment; and three to five years for light source systems built for internal use. Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the lease term or the estimated useful life of the assets, whichever period is shorter. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in the consolidated statement of operations.

Valuation of Long-Lived Assets

We review the carrying amount and remaining useful life of our long-lived assets, which includes property, plant and equipment and definite-lived intangible assets, for impairment when events or circumstances indicate that the carrying amount may not be recoverable. Other factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows, undiscounted and without interest, expected to be generated by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the asset. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on our assessment of potential impairments during 2010, 2009 and 2008, there were no indicators identified that would warrant an impairment of our long-lived assets.

Goodwill and Intangible Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. This impairment test is performed annually during the fourth quarter. A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

Intangible assets that are determined to have definite lives are amortized utilizing a straight-line basis over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Our intangible assets consist of patents, which are amortized using the straight-line basis over their expected useful lives.

Foreign Currency Translation

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

Derivative Instruments

We conduct business in several international currencies through our global operations. We maintain a foreign exchange risk management policy with the goal of protecting product margins and minimizing the short term volatility of reported earnings due to foreign currency risk exposure. In accordance with our policy, we use financial instruments, principally forward contracts, to manage certain of our foreign currency risk exposures. Forward contracts acquired to protect the product margins of forecasted transactions, primarily the purchases of our products for resale under firm third-party sales commitments are accounted for in accordance with the provisions of the authoritative guidance for derivatives and hedging. We also enter into forward contracts to offset gains and losses on assets and liabilities held in non-functional currencies, primarily the intercompany U.S. Dollar denominated liabilities of our foreign subsidiaries and do not designate these forward contracts as hedges pursuant to the authoritative guidance for derivatives and hedging. We record all forward contracts at fair value based on the quoted exchange rates for such instruments. We do not enter into forward contracts for speculative purposes. For further discussion, see Note 7, “Derivative Instruments and Hedging Activities”.

Guarantees and Warranties

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of the authoritative guidance for guarantees, with the exception of standard warranty provisions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. See Note 13, “Commitments and Contingencies” for further information regarding our guarantees and warranties.

Revenue Recognition

Our revenues include light source systems and installed base products, which consist of OnPulse contracts, service support and replacement parts, and to a lesser extent, service, upgrades, and refurbishments of our light source systems. Additionally, in 2010, we recorded our first sale of a silicon crystallization tool.

We recognize revenue when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectability is reasonably assured. Our sales arrangements do not include general rights of return or cancellation privileges.

Light Source Systems and Silicon Crystallization Tools

We recognize system revenue at one of following three points, depending on the terms of our arrangement with our customer: 1) shipment of the system, 2) delivery of the system, or 3) receipt of an acceptance certificate from the customer. For the majority of our system sales, the shipping terms are F.O.B. shipping point, and revenue is recognized upon shipment.

Certain of our revenue arrangements include additional elements, such as future product upgrades or services. In accordance with the authoritative guidance for revenue recognition arrangements with multiple deliverables, we allocate the total consideration in the arrangement to the multiple elements using the relative selling price of the delivered and undelivered items, based on vendor specific objective evidence or estimated selling price, if vendor specific objective evidence is not available, as third party evidence is generally not available to us due to the proprietary nature of our products. The estimated selling price is determined considering market conditions and estimated gross margins, as well as factors that are specific to us.

Installed Base Products—OnPulse Contracts, Service Support, and Replacement Parts

Revenue associated with our OnPulse contracts, which include primarily replacement parts and to a much lesser extent services, is recognized monthly based on the number of pulses utilized by our customers on their laser source systems that are covered under their OnPulse service arrangement. Revenue from service is recognized as the services are rendered. To date, the revenue associated with the service element of our OnPulse contracts when combined with our service revenue has been less than 10% of our total revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We report revenue net of any sales-based taxes assessed by governmental authorities that are imposed on or concurrent with sales transactions.

Deferred Revenue

Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services or before the satisfaction of all revenue recognition requirements, as described above.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

Research and Development Costs

We expense research and development costs in the period they are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $572,000, $649,000 and $946,000, for 2010, 2009, and 2008, respectively.

Stock-Based Compensation

We grant stock options and stock units from our 2005 Equity Incentive Plan (the “Incentive Plan”), which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance-based stock unit awards, and other stock awards to our employees, non-employee directors and consultants.

Under the fair value recognition provisions of the authoritative guidance for stock-based compensation awards, we measure the fair value of stock-based awards at the grant date and the fair value is recognized as expense over the requisite service period. The fair value of stock options is determined by a Black-Scholes option pricing model. We value stock unit awards based on the fair value of our common stock on the date that the stock unit award is granted. Stock-based compensation expense related to stock options and stock unit awards with only service conditions is recognized straight line over the requisite service period for the entire award. Stock-based compensation expense related to stock unit awards with performance-based conditions is recognized on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis). Additionally, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or stock unit awards are granted and revised, if necessary, in subsequent periods, if actual forfeiture rates differ from those estimates.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We assess the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

likelihood that our deferred tax assets will be recovered from future taxable income. To the extent management believes that recovery is more likely than not, we do not establish a valuation allowance. The calculation of our tax provision is dependent upon the geographic composition of our world-wide earnings, tax regulations governing each region and the availability of tax credits.

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

In accordance with the authoritative guidance for stock compensation, we have presented excess tax benefits for the exercise of stock options as a financing activity in the consolidated statement of cash flows.

Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities include our stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), employee stock purchase plan (“ESPP”) shares, and convertible subordinated notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share information):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Cymer, Inc.	$90,961	$11,976	$36,540
Denominator:
Weighted average common shares	29,777	29,738	29,924
Effect of dilutive stock options, RSUs, PRSUs, and ESPP	347	207	68

Denominator for diluted earnings per share	30,124	29,945	29,992

Earnings per share:
Basic	$3.05	$0.40	$1.22

Diluted	$3.02	$0.40	$1.22

For the years ended December 31, 2010, 2009 and 2008, weighted average stock options, RSUs, and PRSUs totaling 934,000, 2,059,000 and 3,008,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was anti-dilutive. In addition, for the years ended December 31, 2009 and 2008, weighted average common shares attributable to convertible subordinated notes consisting of 370,000 and 2,814,000 shares, respectively, were not included in the computation of diluted earnings per share as their effect was also anti-dilutive.

Accumulated Other Comprehensive Loss

Comprehensive income (loss) includes net income, foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, net unrealized gains and losses on effective foreign currency forward exchange contracts, and net unrealized pension gains and losses. See the consolidated statements of comprehensive income for the effect of the components of comprehensive income (loss) to our net income.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2010	2009
Foreign currency translation adjustments	$(2,594)	$(8,182)
Unrealized gains (losses) on available-for-sale investments, net of tax	(8)	2
Net unrealized gains on foreign currency forward exchange contracts, net of tax	0	62
Unrealized pension losses, net of tax	(279)	(162)

Accumulated other comprehensive loss	$(2,881)	$(8,280)

Concentrations of Risk and Related Uncertainties

Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, investments, and foreign exchange contracts receivable.

Cash and cash equivalents. We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions. We have not experienced any material losses in our cash and cash equivalents. The cash balances in financial institutions and cash equivalent securities that we hold are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of the financial institutions and securities and limit the risk by selecting financial institutions and securities with a strong relative credit rating. Cash equivalents as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009 were $85.1 million and $70.4 million, respectively. We have established investment credit policies that focus on the credit quality of obligors, limit credit concentrations, encourage diversification and require periodic creditworthiness reviews.

Accounts receivable. We maintain an allowance for doubtful accounts for estimated losses on accounts receivable based on evaluation of the aging of receivables, payment histories of our customers, financial condition of our customers, and the overall economic environment. We write off individual accounts against the allowance when we become aware of our customer’s inability to meet its financial obligation to us. Our customer base is disbursed among many geographic regions and is comprised largely of multinational companies. For geographic customer concentrations, see Note 15, “Segment and Geographic Information”. In 2010, 2009 and 2008, revenue from three customers accounted for 55%, 46% and 52% of our total revenue, respectively. In 2010 and 2009, these customers comprised 51% and 32% of total receivables at December 31, 2010 and 2009, respectively. We expect that sales to these customers will continue to account for a substantial portion of our revenue. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. The loss of business from any of these customers would have a material adverse effect on our operating results, financial condition, and cash flows.

Investments. Investment activity, including review of our investment policy and defining acceptable risk levels, is subject to periodic review and approval by senior management. We invest primarily in debt securities which are rated investment grade and have established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants, typically ratings assigned by nationally recognized ratings agencies, and are supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a periodic basis.

Foreign exchange contracts receivable. We enter into foreign exchange forward contracts with major financial institutions in order to manage our risk of transacting business in several foreign currencies. Obligations under these forward contracts are unsecured, so we have established counterparty limits and we review the creditworthiness of these financial institutions on a periodic basis. In addition, we have entered into ISDA master agreements that contain netting provisions in the event that one party defaults on its obligations to the other.

Supplier Risk. We purchase a limited number of components and subassemblies included in our light source systems, installed base products and silicon crystallization tools from a single supplier or a small group of suppliers. Whenever possible, we work with secondary suppliers to qualify additional sources of supply. To reduce the risk associated with limited-source suppliers, we have supply agreements in place and carry strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and are subject to the same risks and uncertainties regarding their ability to respond to changing market and global conditions. To date we have been able to obtain adequate components and subassemblies for our light source systems, installed base products and silicon crystallization tools in a timely manner from existing suppliers.

Correction of Immaterial Error Related to Prior Periods

We corrected an immaterial error in our previously presented consolidated statement of cash flows for the years ended December 31, 2009 and 2008 related to the treatment of non-cash transfers between inventory and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property, plant and equipment. The effect of the correction on our consolidated statement of cash flows for the year ended December 31, 2009 was to decrease net cash provided by operating activities from $39.4 million to $34.3 million and to decrease net cash used in investing activities from $40.6 million to $35.5 million. The effect of the correction on our consolidated statement of cash flows for the year ended December 31, 2008 was to increase net cash used in operating activities from $11.2 million to $13.3 million and to decrease net cash used in investing activities from $18.9 million to $16.8 million.

We will revise our historical consolidated statement of cash flows for the three months ended March 31, 2010 when the that statement is presented in future filings. The effect of the correction for the three months ended March 31, 2010 is estimated to increase net cash used in operating activities and increase net cash provided by investing activities by approximately $1.7 million.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances, and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures on January 1, 2010, which did not have a significant effect on our consolidated financial statements. We do not expect adoption of Part II of the revised guidance to have a material effect on our consolidated financial statements.

In April 2010, the FASB issued additional guidance for revenue recognition to provide criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize as revenue, in its entirety, consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance for milestone method of revenue recognition is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.

2. Fair Value Measurements

We account for our financial assets and liabilities that are being measured and reported on at fair value on a recurring basis per the provisions of the authoritative guidance for fair value measurements. This includes certain items we report in cash equivalents and available-for-sale securities within our cash and cash equivalents, and short term investments on the accompanying consolidated balance sheets. In addition, our derivatives, which consisted of foreign currency forward exchange contracts, are reported at fair value and are included in the scope of the authoritative guidance for fair value measurements and disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Assets and Liabilities Measured on a Recurring Basis

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

Available-for-Sale Securities

The fair values of our available-for-sale securities are determined by a matrix pricing, which is a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include commercial paper and government and corporate fixed income securities which are included in our investment portfolio.

Preferred Stock

We hold preferred stock that was distributed to us when an auction rate security was dissolved in April 2009. We recorded impairment charges in 2009 and 2008 totaling $291,000 and $5.3 million, respectively, associated with this security. The preferred stock was valued at zero at December 31, 2010 and 2009, respectively. On August 4, 2010, the issuer filed Chapter 11 bankruptcy protection, and we believe it is unlikely we will receive any future cash flow from this preferred stock.

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three month period ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 7, “Derivative Instruments and Hedging Activities”.

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2010	Fair Value Measurements at Reporting Date Using:
		Level 1 (1)	Level 2 (1)	Level 3
Assets:
Cash equivalents	$85,121	$66,511	$18,610	$0
Short-term investments:
U.S. government securities	17,457	0	17,457	0
Corporate debt securities	31,731	0	31,731	0
Municipal bonds	5,776	0	5,776	0
Long-term investments:
Corporate debt securities	5,611	0	5,611	0
U.S. government securities	1,895	0	1,895	0

	$147,591	$66,511	$81,080	$0

Liabilities:
Foreign currency forward exchange contracts (2)	$(1,064)	$0	$(1,064)	$0

	$(1,064)	$0	$(1,064)	$0

	December 31, 2009	Fair Value Measurements at Reporting Date Using:
		Level 1 (1)	Level 2 (1)	Level 3
Assets
Cash equivalents	$70,430	$64,799	$5,631	$0
Short-term investments:
Corporate debt securities	30,465	$0	30,465	$0
U.S. government securities	32,430	$0	32,430	$0
Long-term investments:
Corporate debt securities	5,167	$0	5,167	$0
Foreign currency forward exchange contracts (2)	208	$0	208	$0

	$138,700	$64,799	$73,901	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$(182)	$0	$(182)	$0

	$(182)	$0	$(182)	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	Included in other current assets on the accompanying consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We apply fair value techniques on a non-recurring basis associated with: (1) valuing potential impairment losses related to goodwill, which are accounted for pursuant to the authoritative guidance for intangibles—goodwill and other; and (2) valuing potential impairment losses related to long-lived assets, which are accounted for pursuant to the authoritative guidance for property, plant and equipment.

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED flat panel displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the year ended December 31, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the year ended December 31, 2010, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments at December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$69,191	$0	$0	$69,191
Cash equivalents:
Money market funds	36,504	0	0	36,504
Certificate of deposits	30,007	0	0	30,007
Municipal bonds	13,064	0	(2)	13,062
Corporate debt securities	5,551	0	(3)	5,548

Total cash and cash equivalents	$154,317	$0	$(5)	$154,312

Short-term investments:
U.S. government securities	17,465	0	(8)	17,457
Corporate debt securities	31,722	13	(4)	31,731
Municipal bonds	5,774	2	0	5,776

Total short-term investments	$54,961	$15	$(12)	$54,964

Long-term investments:
Corporate debt securities	5,619	0	(8)	5,611
U.S. government securities	1,898	0	(3)	1,895

Total long-term investments	$7,517	$0	$(11)	$7,506

Total cash, cash equivalents and investments	$216,795	$15	$(28)	$216,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents and investments at December 31, 2009 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$47,951	$0	$0	$47,951
Cash equivalents:
Money market funds	64,799	0	0	64,799
Municipal bonds	5,631	0	0	5,631

Total cash and cash equivalents	$118,381	$0	$0	$118,381

Short-term investments:
U.S. government securities	32,443	1	(14)	32,430
Commercial paper	18,991	0	(1)	18,990
Corporate debt securities	11,413	63	(1)	11,475

Total short-term investments	$62,847	$64	$(16)	$62,895

Long-term investments:
Corporate debt securities	5,181	0	(14)	5,167

Total long-term investments	$5,181	$0	$(14)	$5,167

Total cash, cash equivalents and investments	$186,409	$64	$(30)	$186,443

The contractual maturities of our cash equivalents and investments at December 31, 2010 were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$140,087	$140,085
Due after one year through five years	7,517	7,506

	$147,604	$147,591

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2010.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2010	2009
Trade	$126,175	$77,448
Other	2,178	1,641

Subtotal	128,353	79,089
Allowance for doubtful accounts	(606)	(2,297)

	$127,747	$76,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$62,562	$59,189
Work-in-progress	43,190	41,014
Finished goods	107,250	84,874

	$213,002	$185,077

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Land	$9,080	$9,080
Building	89,244	89,186
Building improvements	22,307	20,115
Furniture and equipment	98,264	103,495
Capitalized light sources	61,967	60,134
Leasehold improvements	1,360	2,748
Construction in process	2,332	1,683

	$284,554	$286,441
Accumulated depreciation	(179,849)	(179,686)

	$104,705	$106,755

Depreciation expense totaled $18.1 million, $19.3 million, and $22.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7. Derivative Instruments and Hedging Activities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenues and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying consolidated financial statements do not include such gains or losses.

Beginning in the fourth quarter of 2010, sales to a significant customer in Japan were changed, at the customer’s request, to U.S. Dollars instead of Japanese Yen. This change eliminated our need to enter into cash flow hedges and, therefore, we held no forward contracts that qualified for hedge accounting treatment as of December 31, 2010. We may enter into cash flow hedges in the future.

The second category of foreign currency risk occurs when transactions are recorded in our consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currencies are recorded in our consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these remeasurement gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our financial statements are not designated as hedges and, therefore, we record changes in their fair value to other income (expense).

The derivatives that we enter into generally have maturity dates of no more than 12 months. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed, and we review all exposures and derivative positions on a regular basis.

At December 31, 2010, we had outstanding forward contracts to buy $7.2 million in exchange for Japanese Yen, $20.0 million in exchange for Korean Won, $9.5 million in exchange for Taiwanese Dollars and to sell $6.0 million in exchange for Euros. The fair value of all of our forward contracts totaled to a liability of $1.1 million at December 31, 2010 and an asset of $26,000 at December 31, 2009.

We do not enter into derivative instruments for speculative purposes.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our consolidated balance sheets was as follows (in thousands):

	Asset Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0	Other current assets	$103
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	60	Other current assets	444

		$60		$547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$1,124	Other current liabilities	$521

There were no liability derivatives designated as derivative hedging instruments at December 31, 2010 and 2009.

The effect of derivative instruments on our consolidated statements of operations and comprehensive income was as follows (in thousands):

	Year Ended December 31, 2010
Derivatives in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)
Foreign exchange contracts	$(104)	Cost of revenues	$(967)	Cost of revenues	$25

(1)	The amount represents the gain recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

	Year Ended December 31, 2009
Derivatives in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing) (2)
Foreign exchange contracts	$380	Cost of revenues	$(529)	Cost of revenues	$48
				Foreign currency exchange loss	(44)

Total	$380		$(529)		$4

(2)	The $44,000 loss was related to the ineffective portion of the hedging relationship and the $48,000 gain related to the amount excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2010
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(4,965)

	Year Ended December 31, 2009
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange gain	$36

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of December 31, 2010, we do not have credit exposure from nonperformance of foreign exchange hedging counterparties.

8. Goodwill and Intangible Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. We recognize the impairment as the excess of the carrying amount of goodwill over their estimated fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We completed our annual impairment test and fair value analysis of goodwill held throughout the year in the fourth quarter of 2010. There were no impairments and no loss was recorded for the year ended December 31, 2010. The carrying amount of goodwill is allocated to our Cymer operating segment.

Intangible assets that are determined to have definite lives are amortized utilizing a straight-line basis over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired.

Goodwill and intangible assets consist of the following (dollars in thousands):

		December 31, 2010			December 31, 2009
	Useful life (years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Goodwill	NA	$8,833	$0	$8,833	$8,833	$0	$8,833
Patents (1)	5-16	21,144	(13,499)	7,645	27,133	(18,806)	8,327

		$29,977	$(13,499)	$16,478	$35,966	$(18,806)	$17,160

(1)	The decrease in the gross balance of patents at December 31, 2010 is due to our write off of fully-amortized patents of $6.0 million, which reduced both the gross patent and accumulated amortization balances by the same amount.

The expected useful life of our patents can vary depending on the nature of the technology and their remaining useful life. Amortization expense associated with our intangible assets was $682,000, $1.6 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to intangible assets at December 31, 2010 for the next five years and thereafter is expected to be as follows (in thousands):

2011	$682
2012	682
2013	682
2014	682
2015	682
Thereafter	4,235

Total	$7,645

9. Other Liabilities

Details of other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Other current liabilities
Accrued payroll and benefits	$39,340	$16,434
Accrued warranty	11,050	16,640
Income taxes payable	8,607	12,363
Other	9,124	4,807

	$68,121	$50,244

	December 31,
	2010	2009
Other liabilities
Accrued income taxes	$14,731	$11,562
Other	7,189	7,552

	$21,920	$19,114

10. Equity

Stock Award Plans

We have the following equity incentive plans or incentive programs that include equity based awards:

2005 Equity Incentive Plan (the “Incentive Plan”)

We grant stock options and stock units from our Incentive Plan, which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance-based stock unit awards, and other stock awards to our employees, non-employee directors and consultants. Stock options granted under the Incentive Plan have an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted under the Incentive Plan generally vest one to three years from the date of grant. We also grant performance-based restricted stock unit awards to our executive officers and certain key management. The number of shares granted is subject to increase or decrease based upon actual performance against performance measures approved by the Compensation Committee of our Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2007 and 2009, our stockholders approved the amendment and restatement of our Incentive Plan to increase the number of shares of common stock authorized for issuance from a total of 1,000,000 shares to 2,000,000 shares, and from 2,000,000 shares to 3,250,000 shares, respectively. The amendment and restatement of our Incentive Plan in May 2007 also expanded the type and nature of the awards available for grant under the plan to include cash awards that qualify as “performance-based compensation.” Awards and options to purchase 1,746,728 shares were outstanding and 1,208,167 shares remained available for grant under this plan as of December 31, 2010.

1996 Stock Option Plan (the “1996 Plan”)

The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants. The exercise prices of options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the stockholders’ approval of the Incentive Plan. Options to purchase 288,743 shares were outstanding under this plan as of December 31, 2010.

2000 Equity Incentive Plan (the “2000 Plan”)

The 2000 Plan provided for the grant of options to our employees or consultants who were neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the fair market value of our common stock on the dates of grant. Options issued under the 2000 Plan expire ten years after the options were granted and generally vest ratably over a four-year period following the date of grant. The 2000 Plan was terminated in May 2005 with the stockholders’ approval of the Incentive Plan. Options to purchase 438,217 shares were outstanding under this plan as of December 31, 2010.

Stock Options, Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards

A summary of the stock award activity under our equity incentive plans is as follows (in thousands, except per share and term data):

Stock options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2010	2,053	$34.73
Granted	60	31.23
Exercised	(349)	29.13
Forfeited	(21)	32.24
Expired	(192)	41.88

Balance at December 31, 2010	1,551	$34.61	4.56	$16,569

Exercisable at December 31, 2010	1,357	$34.84	4.10	$14,230

Vested and expected to vest at December 31, 2010	1,519	$34.67	4.48	$16,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs	Number of Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at January 1, 2010	254	$25.35
Granted	297	31.82
Vested	(113)	26.34
Forfeited	(21)	27.65

Nonvested at December 31, 2010	417	$29.52	1.12	$18,814

Vested and expected to vest at December 31, 2010	378	$29.52	0.84	$17,023

PRSUs	Number of Shares	Weighted Average Grant- Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at January 1, 2010 (1)	220	$32.10
Granted (1)	304	31.66
Vested	0	0
Forfeited	(19)	31.24

Nonvested at December 31, 2010 (1)	505	$31.74	1.33	$22,773

Vested and expected to vest at December 31, 2010 (1)	460	$31.74	0.72	$20,743

(1)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $9.84, $8.11, and $10.78 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $3.1 million, $1.6 million, and $416,000, respectively.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $8.8 million, $6.2 million, and $1.6 million, respectively. In connection with these exercises, the excess tax benefit recognized by us for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $267,000, and $58,000, respectively. We settle employee stock option exercises and RSU and PRSU releases with newly issued shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Stock options	$480	$2,573	$3,542
RSUs	4,970	2,317	1,277
PRSUs	5,153	777	811

Stock-based compensation expense, before income taxes	10,603	5,667	5,630

Related income tax benefit	(3,890)	(2,118)	(1,991)

Stock-based compensation expense, net of income taxes	$6,713	$3,549	$3,639

As of December 31, 2010, the unamortized compensation expense related to outstanding unvested options, RSUs and PRSUs was $1.4 million, $6.2 million, and $2.8 million, respectively, and is expected to be recognized over a weighted-average period of 1.76, and 1.76 and 1.33 years, respectively.

We measure the fair value of stock-based awards at the grant date, and the fair value is recognized as expense over the requisite service period. We measure the fair value of stock options on the date of grant, as determined by the Black-Scholes option pricing model. We utilize a blended volatility, a combination of historical and implied volatility, in this valuation model. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility is derived based on a six-month period of traded options of our common stock. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for us, which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. government issues with a remaining period commensurate with the expected term for valuing options.

The following weighted average assumptions were used for valuing our stock options grants:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	None	None	None
Volatility rate	44%	53%	42%
Risk free interest rate	1.93%	1.89%	2.86%
Expected term (in years)	3.05	3.10	3.10

We value stock unit awards based on the fair value of our common stock on the date that the stock unit award is granted. Stock-based compensation expense related to stock options and stock unit awards with only service conditions is recognized straight line over the requisite service period for the entire award. Stock-based compensation expense related to stock unit awards with performance-based conditions is recognized on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis). Additionally, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or stock unit awards are granted and revised if necessary in subsequent periods, if actual forfeiture rates differ from those estimates.

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation (as defined in the plan), at a price per share equal to 95% of the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of our common stock at the end of the purchase period. In 2006, our ESPP was amended to extend the expiration date of the plan until July 31, 2016 and increase the number of shares of common stock reserved for issuance under the plan by 300,000 shares from 1,200,000 shares to 1,500,000 shares.

The number of shares issuable under the ESPP as of December 31, 2010 was 261,419 and 1,238,581 shares have been previously issued. Because our ESPP is a non-compensatory plan as defined by the authoritative guidance for stock compensation, no stock-based compensation expense is recorded for our ESPP.

The total cash received from employees as a result of ESPP shares issued during the year ended December 31, 2010, 2009, and 2008 was $632,000, $622,000, and $876,000, respectively.

Stock Repurchase Programs

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. During the year ended December 31, 2010, we repurchased 560,000 shares for $19.3 million under this program. As of December 31, 2010, $57.8 million remain available under this program for repurchases. We did not repurchase any shares of common stock under this program during the year ended December 31, 2009. During the year ended December 31, 2008, we repurchased 803,500 shares for $22.9 million. As of December 31, 1010, we have purchased 13.4 million shares for a total of $492.9 million under all repurchase programs.

11. Income Taxes

The breakdown of U.S. and foreign income before income tax expense and the components of income tax expense are summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income before income taxes
United States	$110,714	$22,970	$50,804
Foreign	10,370	(5,862)	(540)

	$121,084	$17,108	$50,264

	Years Ended December 31,
	2010	2009	2008
Current income tax expense
Federal	$7,997	$7,810	$21,687
State	(222)	929	1,347
Foreign	9,741	284	7,559

	$17,516	$9,023	$30,593

Deferred income tax expense
Federal	$19,761	$510	$(5,988)
State	(667)	(1,670)	(2,697)
Foreign	(6,339)	526	(5,321)

	$12,755	$(634)	$(14,006)

Income tax expense	$30,271	$8,389	$16,587

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Reserves and accruals not currently deductible	$12,282	$30,860
Difference between book and tax basis of inventory	11,295	10,611
Tax carryforwards	17,272	15,849
Foreign deferred tax assets	17,907	7,264

Total deferred tax assets	58,756	64,584
Valuation allowance for deferred tax assets	(5,002)	(3,045)

Deferred tax assets, net of valuation allowance	$53,754	$61,539

Deferred tax liabilities:
Difference between book and tax basis of property and equipment	$(6,124)	$(2,993)

Total deferred tax liabilities	(6,124)	(2,993)

Net deferred tax assets	$47,630	$58,546

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2010, we established a $3.2 million deferred tax asset for TCZ’s net operating loss carryforwards of $21.0 million that are available to us as a result of a retroactive revocation of TCZ’s tax holiday in Singapore. These net operating loss carryforwards do not expire. We established a valuation allowance of $2.9 million against the deferred tax asset as it is more likely than not that only the net deferred tax asset of $324,000 will be realized.

During 2009, we realized a capital loss of $5.6 million and provided a full valuation allowance on the related $2.1 million deferred tax asset, as we believe it is more than likely that we will not generate sufficient capital gains to utilize the capital loss after consideration of our tax planning strategies. During 2010, we still believe a full valuation allowance is appropriate. As of December 31, 2010, we had a state tax research and development credit carryforward of $26.6 million.

The change in the valuation allowance of $2.0 million during 2010 was due to an increase of $2.9 million relating to the TCZ net operating loss carry forwards and a combined decrease from the release of a valuation allowance of $406,000 for TCZ deferred tax assets that were merged into Cymer, and a decrease for the removal of a $547,000 valuation allowance and related deferred tax assets pertaining to TCZ state net operating loss carry forwards that will not be realized.

With regard to all other deferred tax assets, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit; and therefore, no valuation allowance has been provided for these assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule reconciles the difference between the U.S. federal income tax expense at the statutory rate (35%) to our income tax expense (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Income tax expense at U.S. federal statutory rate	$42,379	$5,988	$17,593
Foreign provision in excess of federal statutory rate	(3,177)	2,862	2,888
State income taxes (benefit), net of federal benefit	(811)	(1,219)	(892)
U.S. manufacturing benefit	(2,758)	(381)	(1,692)
Federal tax credits	(6,367)	(951)	(2,205)
Change in cash surrender value of life insurance	(103)	(215)	(107)
Change in valuation allowance	2,504	2,080	469
Other	(1,396)	225	533

Income tax expense	$30,271	$8,389	$16,587

Effective tax rate	25.0%	49.0%	33.0%

The following is a reconciliation of the amount of gross unrecognized tax benefits (in thousands):

	2010	2009
Balance at January 1	$27,596	$25,604
Additions based on tax positions related to the current year	3,554	2,580
Additions for tax positions of prior years	3,094	2,433
Reductions for tax positions of prior years	(5,146)	(3,021)
Settlements/expiration of statutes	(4,804)	0

Balance at December 31	$24,294	$27,596

Included in the balance of unrecognized tax benefits at December 31, 2010 is $14.6 million of net tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to uncertain tax positions in our income tax expense. As of December 31, 2010 and December 31, 2009, we had approximately $2.5 million and $2.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2010, 2009, and 2008, we recorded interest and penalties, of $250,000, $185,700 and $1.1 million, respectively.

We are subject to taxation in the United States and in various states and foreign jurisdictions. The field work for the 2003 through 2006 Internal Revenue Service (“IRS”) audit has closed. In connection with this audit, we have agreed to certain adjustments for our export income for the 2003 through 2006 tax years; however, this agreement did not result in a material change to our income tax expense. We have not agreed to proposed adjustments regarding the research and development tax credit and are in the process of appealing the proposed adjustment with the IRS. If resolved in favor of the IRS, these adjustments would require a material increase to our income tax expense. However, we expect to prevail with our position and have determined that a change in our tax reserves is not appropriate at this time. In the first quarter of 2011, we expect to reduce the balance of unrecognized tax benefits by $3.0 million to $4.0 million due to the expiration of a foreign statute of limitations.

Our tax years 2007 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2003 and forward are subject to examination by material foreign jurisdictions.

We benefit from a tax holiday in Korea where we manufacture certain of our replacement parts. The tax holiday is awarded by Korea’s Ministry of Finance and Economy to promote capital investment in certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualified high-technology businesses. The holiday is effective for a 10-year period, from 2003 through 2012, and provided exemption from corporate income tax of 100% of eligible income through 2009 and provides exemptions for 50% of eligible income from 2010 through 2012. Since inception, the tax holiday has produced tax benefits to us totaling $4.6 million.

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $75.3 million of undistributed earnings from non-U.S. operations as of December 31, 2010. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

12. Employee Benefit Plans

Employee 401(k) Defined Contribution Plan

We have a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to certain annual IRS limits. The plan is available to all United States employees and, per the terms of the plan, we are allowed to make a matching contribution of up to 4% of each participating employee’s compensation, not to exceed $5,000 per year. Under the plan, we contributed $2.9 million and $2.3 million for the years ended December 31, 2010 and 2008, respectively. In connection with our cost reduction actions conducted in the first quarter of 2009, we suspended our 401(k) matching program; therefore, no matching contributions were made for the year ended December 31, 2009.

Executive Deferred Compensation Plan

We have an executive deferred compensation plan for key management level employees in which the employee may elect to defer receipt of current compensation from us in order to provide retirement and other benefits on behalf of such employee. This plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. The plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate owned life insurance to support the plan. The cash surrender value of the company owned life insurance policies totaled $4.4 million and $4.1 million as of December 31, 2010 and 2009, respectively, and is included in other assets in the consolidated balance sheets. Our liability for the deferred compensation plan totaled $4.0 million and $4.3 million as of December 31, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheets. Compensation expense under the plan totaled $123,000 and $59,000 for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, we recognized a benefit of $519,000 due to the decline in the value of plan liabilities for the year.

Executive Option and Group Health Coverage Extension Program

We have an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements. This program is designed to provide extended benefits to eligible executives who retire and cease to serve us on a full-time basis. Under the terms of the program, the executive acts as our consultant for a term of four years and in return for these services, the executive continues to vest in his or her eligible stock options after the retirement separation date. The program also provides the former executive with specified health insurance continuation benefits until they reach the age of 65. One former executive continued to participate in the health insurance benefits in 2010, 2009 and 2008.

Retirement Plans

Two of our subsidiary offices, Cymer Japan (“CJI”) and Cymer Korea (“CKI”), have retirement allowances and pension plans covering a substantial portion of their employees. Benefits under these plans are based upon years of service and compensation levels. The CJI pension plan consists of a Retirement Allowance and Pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan for CJI employees, and CKI has a government mandated Retirement Allowance and Pension Plan for all CKI employees. The expenses for the pension plans are recorded pursuant to the authoritative guidance for retirement benefits.

The CJI pension plan is an unfunded plan and includes no plan assets. CKI maintains a trust fund with a life insurance company which is a guaranteed investment product and heavily regulated by the Korean government. For CKI’s pension plan, this type of fund is the only investment option allowed by relevant laws and regulations. All of CKI pension plan assets are held in a Variable Rate Guaranteed Investment Fund. Our pension plan assets are recorded based on the total amount contributed plus any compounded and accrued interest. There are no other categories of pension plan assets. The vast majority of pension plan assets, as well as a minimum rate of return, are guaranteed by the Korean government. We expect to make contributions of approximately $248,000 to the CKI pension plan in 2011.

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the pension plans at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Change in benefit obligation:
Projected benefit obligation at end of prior year	$2,545	$3,031
Service cost	573	274
Interest cost	59	63
Benefits paid	(264)	(1,010)
Actuarial loss	159	179
Effect of foreign currency exchange rates	314	8

Projected benefit obligation at end of year	$3,386	$2,545

Change in plan assets:
Fair value of assets at beginning of year	$329	$462
Total return on plan assets	10	11
Company contributions	146	134
Benefits paid	(93)	(321)
Effect of foreign currency exchange rates	13	43

Fair value of assets at end of year	$405	$329

Unfunded status at end of year (1)	$2,981	$2,216

Unrecognized actuarial losses, before taxes	$464	$268

(1)	The authoritative guidance for retirement benefits requires employers to recognize the unfunded status of a benefit plan, measured as the difference between the plan assets at fair value and the projected benefit obligation, in their balance sheet. Therefore, we have recorded the unfunded status of the pension plans in the table above in other long-term liabilities.

The recognition of the unfunded status on the balance sheet requires employers to recognize actuarial gains and losses as a component of other comprehensive income. We recorded the unrecognized actuarial gains and losses included in our pension plans in other comprehensive income (loss). The total amount recorded in accumulated other comprehensive income (loss) after taxes was an unrecognized actuarial loss of $279,000, $162,000, and $112,000 for the years ended December 31, 2010, 2009, and 2008, respectively. We do not expect to recognize any of the amount recorded in other comprehensive income (loss) as of December 31, 2010 as a component of net periodic benefit cost in 2011 as the net actuarial loss does not exceed 10 percent of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected benefit obligation. There were no unrecognized transition costs or unrecognized prior service costs for either of the years ended December 31, 2010 or December 31, 2009.

Net period costs consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Service cost	$271	$274	$552
Interest cost	67	63	90
Expected return on plan assets	(17)	(16)	(28)
Amortization of net actuarial loss	0	0	3
Settlement loss (gain) (1)	67	(102)	0

Net periodic pension cost	$388	$219	$617

(1)	The reduction in work force actions taken in the first quarter of 2009 resulted in reduced plan participants and services eligible for retirement benefits, which constituted plan settlement under the authoritative guidance for retirement benefits.

The accumulated benefit obligation for our pension plans was as follows (in thousands):

	December 31,
	2010	2009
Accumulated benefit obligation	$2,244	$1,652

The following weighted average assumptions were used in computing the projected benefit obligation and net periodic pension costs:

	Years Ended December 31,
	2010	2009	2008
Discount rate	2.21%	2.26%	2.67%
Rate of compensation increase	5.19%	5.20%	4.45%
Expected return on plan assets	4.80%	5.25%	4.60%

The mortality rates for the CJI pension plan for the years ended December 31, 2010 and 2009 were as announced by the Japanese Ministry of Health and Welfare in September 2009 for use in funding valuation of the Employees Pension Fund. The mortality rates for the CKI pension plan were based upon data announced by the Korea Insurance Development Institute as required by Korean regulations for pension plans with less than 300 employees. To develop the expected long-term rate of return on plan assets assumption for our CKI pension plan, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. We then weighted the expected return for each asset class based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption in the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments expected under our pension plans are as follows (in thousands):

2011	$165
2012	193
2013	220
2014	250
2015	272
Thereafter	1,874

$2,974

13. Commitments and Contingencies

Leases. We lease certain facilities under non-cancelable operating leases. The lease terms on these facilities are through December 2015 and provide for certain rent abatements and minimum annual increases and options to extend the terms. In addition, we have a land lease in Korea with a lease term that expires in December 2020. This land lease is exempt from lease payments because the building meets certain investment and operational criteria of the Korean government. From time to time, we lease certain equipment and vehicles under either capital or operating leases. We had no material capital lease agreements as of December 31, 2010.

Building rent expense under operating leases, net of sublease building rental income, is recognized on a straight-line basis over the life of the related lease. Rent expense includes payments for building rent, utilities and services. Sublease rental income, which concluded at the end of 2009, included payments by our tenants for building rent and reimbursement of utilities and services. For the years ended December 31, 2010, 2009 and 2008, net rent expense totaled approximately $2.3 million, $330,000 and $182,000, respectively. Sublease rental income totaled approximately $5.2 million and $5.1 million for the years ended December 31, 2009 and 2008, respectively. There was no sublease rental income for the year ended December 31, 2010.

Total future minimum lease commitments under operating leases are as follows (in thousands):

2011	$2,200
2012	1,545
2013	773
2014	644
2015	639
Thereafter	0

Total	$5,801

Guarantees and Warranties. We record a provision for warranty, which is included in cost of revenues and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and TCZ crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following table provides the changes in the product warranty accrual (in thousands):

	Years Ended December 31,
	2010	2009
Balance at January 1	$16,640	$23,565
Accruals for warranties issued during the year	16,154	11,849
Changes in liability related to pre-existing warranties	(14,583)	(8,263)
Warranty expenditures (1)	(7,161)	(10,511)

Balance at December 31	$11,050	$16,640

(1)	Warranty expenditures are net of consumed parts returned of $2,209 and $2,590, respectively, for the years ended December 31, 2010 and 2009.

Intellectual Property Indemnifications. We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of December 31, 2010, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

Contingencies Related to Third-Party Review and Legal Actions. From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental audits and reviews. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our operating results, financial condition and cash flows.

We are from time to time party to legal actions in the normal course of business. Management does not expect the outcome of current legal action in the normal course of business to have a material effect on our operating results, financial condition and cash flows.

14. Related Party Transactions

During 2010, we engaged Exponent, Inc., to perform a one-time component reliability analysis for a fee of $164,000. Mr. Michael R. Gaulke, a member of our board of directors and member of Exponent’s board of directors, served as an executive officer of Exponent until he retired from his executive chairman role on June 3, 2010.

On January 15, 2010, we purchased the remaining 40% ownership interest in TCZ, which increased our ownership in TCZ from 60% to 100%. Prior to January 15, 2010, we shared ownership of TCZ with Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH (collectively, “Zeiss”) under a joint venture agreement. Under the terms of the joint venture agreement, Zeiss was a related party. In addition to transactions that occurred among us, Zeiss and TCZ related to the joint venture, we also purchased certain optical parts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directly from Zeiss and periodically sold our light source system products to them. Associated with these related party transactions, we recorded no revenue in 2010 and recorded revenue of $869,000 and $2.3 million for 2009 and 2008, respectively. As of December 31, 2009, we had an accounts receivable balance of $732,000 and an accounts payable balance of $9.3 million, both of which were associated with these related party transactions with Zeiss. Effective January 15, 2010, Zeiss was no longer a related party.

15. Segment and Geographic Information

Operating segments are defined as components of a public entity which engage in business activity which may earn revenues and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable business segments: Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools for use in the manufacture of flat panel displays.

Our CODM is our chief operating officer who reviews the operations and full financial statements of Cymer and TCZ on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light source systems and the silicon crystallization tools businesses and to assess the overall performance of these businesses. The accounting policies to derive our consolidated financial results are the same as those used for our segment reporting. Information related to our Cymer and TCZ operating segments is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenue:
Cymer	$530,241	$307,664	$459,010
TCZ	4,600	0	0
Reconciling items (1)	(632)	0	0

	$534,209	$307,664	$459,010

Operating income (loss):
Cymer	$132,777	$22,859	$63,771
TCZ (2)	(11,759)	(5,108)	(4,049)
Reconciling items (3)	98	275	360

	$121,116	$18,026	$60,082

Total assets:
Cymer	$775,648	$648,911	$763,358
TCZ	11,940	18,157	17,657
Reconciling items (3)	(257)	(2,150)	(3,571)

	$787,331	$664,918	$777,444

(1)	Reconciling items represent intercompany revenue between segments.
(2)	TCZ operating loss is presented net of noncontrolling interest.
(3)	Reconciling items represent unallocated items not segregated between the two segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Sales to external customers and long-lived assets, classified by geographic location, are as follows (in thousands):

	Sales to External Customers (1)	Long-lived Assets (2)
2010
U.S	$210,837	$97,531
Japan	107,006	311
Korea	86,944	2,383
Taiwan	57,627	150
Other Asia	37,729	4,109
Europe	34,066	221

	$534,209	$104,705

2009
U.S	$91,214	$100,356
Japan	74,331	532
Korea	60,725	2,600
Taiwan	33,876	109
Other Asia	23,856	2,821
Europe	23,662	337

	$307,664	$106,755

2008
U.S	$172,993	$105,484
Japan	113,304	1,233
Korea	72,122	2,847
Taiwan	40,422	308
Other Asia	28,800	3,946
Europe	31,369	572

	$459,010	$114,390

(1)	Sales to external customers consist of sales generated from each of the geographic locations. These sales exclude export sales to other geographic locations. All significant intercompany balances are eliminated in consolidation.
(2)	Long-lived assets include property, plant and equipment attributed to the geographic location in which they are located.

We expect that sales in these geographic areas will continue to account for a substantial portion of our revenue. The loss of business from any of these regions would have a material adverse effect on our operating results, financial condition, and cash flows.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, which purchased installed base products and a silicon crystallization tool from us, amounted to 30%, 15% and 10%, respectively, of total revenue for the year ended December 31, 2010. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Restructuring Costs

From November 2008 through March 2009, we reduced our worldwide workforce by approximately 38 percent in response to reduced business levels in the lithography sector of the semiconductor capital equipment market and the effect of the global economic market conditions. As a result of these reductions in workforce, we recorded charges to restructuring expense of approximately $3.0 million and $8.4 million for the years ended December 31, 2008 and 2009, respectively, which were primarily associated with severance charges. All amounts were paid by December 31, 2009.

17. Quarterly Financial Data (Unaudited)

The table below includes quarterly data (in thousands, except per share data):

	Year Ended December 31, 2010
	1st	2nd	3rd	4th	Total
Revenue	$113,781	$131,864	$141,710	$146,854	$534,209
Operating income	$22,586	$31,196	$30,198	$37,136	$121,116
Net income	$16,005	$21,212	$20,881	$32,863	$90,961
Basic earnings per share (1)	$0.53	$0.71	$0.71	$1.11	$3.05
Diluted earnings per share (1)	$0.53	$0.70	$0.70	$1.08	$3.02

	Year Ended December 31, 2009
	1st	2nd	3rd	4th	Total
Revenue	$56,499	$62,433	$92,328	$96,404	$307,664
Operating income (loss)	$(16,516)	$(540)	$15,404	$19,678	$18,026
Net income (loss)	$(11,487)	$525	$10,785	$12,153	$11,976
Basic earnings (loss) per share (1)	$(0.39)	$0.02	$0.36	$0.41	$0.40
Diluted earnings (loss) per share (1)	$(0.39)	$0.02	$0.36	$0.40	$0.40

(1)	Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

18. Subsequent Events

In accordance with the authoritative guidance for subsequent events, we have evaluated any events or transactions occurring after December 31, 2010, the balance sheet date, and noted that there have been no such events or transactions which would effect our consolidated financial statements for the year ended December 31, 2010.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2010	$2,297	$0	$(1,691)	$606
Year Ended December 31, 2009	$2,295	$2	$0	$2,297
Year Ended December 31, 2008	$589	$1,885	$(179)	$2,295

See accompanying report of independent registered public accounting firm.

S-1