Form 10-Q
period 2011-03-31
CYMER INC
filed 2011-04-28
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on April 21, 2011 was 30,517,551.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2011

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$173,262	$154,312
Short-term investments	66,838	54,964
Accounts receivable, net	145,269	127,747
Inventories	207,869	213,002
Deferred income taxes	12,612	11,961
Other current assets	48,518	55,027

Total current assets	654,368	617,013
Long-term investments	1,897	7,506
Property, plant and equipment, net	112,153	104,705
Deferred income taxes	32,720	35,690
Goodwill	8,833	8,833
Intangible assets, net	7,472	7,645
Other assets	7,215	5,939

Total assets	$824,658	$787,331

LIABILITIES
Current liabilities:
Accounts payable	$30,963	$27,731
Deferred revenue	43,973	30,593
Other current liabilities	37,935	68,121

Total current liabilities	112,871	126,445
Deferred revenue	2,049	690
Deferred income taxes	1,085	21
Other liabilities	19,284	21,920

Total liabilities	135,289	149,076

EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock	0	0
Common stock	44	43
Additional paid-in capital	640,945	620,272
Treasury stock	(492,890)	(492,890)
Accumulated other comprehensive loss	(1,240)	(2,881)
Retained earnings	542,510	513,711

Total equity	689,369	638,255

Total liabilities and equity	$824,658	$787,331

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$154,399	$113,781
Cost of revenue	74,886	56,965

Gross profit	79,513	56,816

Operating expenses:
Research and development	27,779	19,885
Sales and marketing	6,034	5,134
General and administrative	10,043	9,211

Total operating expenses	43,856	34,230

Operating income	35,657	22,586

Other income (expense):
Foreign currency exchange gain	784	104
Interest income	146	93
Interest expense	(133)	(177)
Other income	1	47

Total other income (expense)	798	67

Income before income taxes	36,455	22,653
Income tax expense	7,656	6,796

Net income	$28,799	$15,857

Net loss attributable to noncontrolling interest in subsidiary	0	148

Net income attributable to Cymer, Inc.	$28,799	$16,005

Earnings per share:
Basic	$0.95	$0.53

Diluted	$0.94	$0.53

Weighted average shares outstanding:
Basic	30,197	29,997

Diluted	30,765	30,325

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$28,799	$15,857
Other comprehensive income (loss):
Foreign currency translation adjustments	1,629	(888)
Unrealized gains (losses) on available for sale investments, net of income tax expense (benefit) of $6 and ($15) for 2011 and 2010, respectively	10	(23)
Unrealized (losses) gains on foreign currency forward exchange contracts, net of income tax (benefit) expense of ($3) and $27 for 2011 and 2010, respectively	(4)	40
Unrealized pension gains	6	0

Total other comprehensive income (loss)	1,641	(871)

Comprehensive income	$30,440	$14,986
Comprehensive loss attributable to noncontrolling interest in subsidiary	0	148

Comprehensive income attributable to Cymer, Inc.	$30,440	$15,134

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2010	43,232	$43	$620,272	(13,412)	($492,890)	($2,881)	$513,711	$638,255
Exercise of common stock options	408	1	13,891	0	0	0	0	13,892
Issuance of shares upon vesting of restricted stock unit awards	283	0	0	0	0	0	0	0
Employee stock-based compensation	0	0	3,256	0	0	0	0	3,256
Income tax benefit from stock option exercises	0	0	3,526	0	0	0	0	3,526
Net income	0	0	0	0	0	0	28,799	28,799
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	1,629	0	1,629
Unrealized gains on available-for-sale investments, net of tax	0	0	0	0	0	10	0	10
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(4)	0	(4)
Unrealized pension gains, net of tax	0	0	0	0	0	6	0	6

BALANCE, MARCH 31, 2011	43,923	$44	$640,945	(13,412)	($492,890)	($1,240)	$542,510	$689,369

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$28,799	$15,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,219	4,988
Stock-based compensation	3,256	2,304
Bad debt recoveries	(199)	(412)
Excess tax benefits from stock option exercises	(3,709)	(502)
Provision for deferred income taxes	6,906	(4,585)
Loss on disposal or impairment of property, plant and equipment	11	61
Change in assets and liabilities:
Restricted cash	0	(1,061)
Accounts receivable	(16,553)	(23,907)
Accounts receivable, related party	0	732
Inventories	(1,280)	(5,220)
Other assets	5,365	662
Accounts payable	2,179	11,119
Accounts payable, related party	0	(9,284)
Deferred revenue	15,110	(30)
Other liabilities	(31,992)	(3,469)

Net cash provided by (used in) operating activities	12,112	(12,747)

Investing activities:
Acquisition of property, plant and equipment	(4,311)	(5,035)
Purchases of investments	(50,417)	(7,697)
Proceeds from sold or matured investments	44,363	23,389

Net cash (used in) provided by investing activities	(10,365)	10,657

Financing activities:
Proceeds from issuance of common stock	13,550	942
Purchase of noncontrolling interest	0	(728)
Excess tax benefits from stock option exercises	3,709	502
Payments under capital lease obligations	(17)	0

Net cash provided by financing activities	17,242	716

Effect of exchange rate changes on cash and cash equivalents	(39)	(88)

Net increase (decrease) in cash and cash equivalents	18,950	(1,462)
Cash and cash equivalents at beginning of the period	154,312	118,381

Cash and cash equivalents at end of the period	$173,262	$116,919

Supplemental disclosure of cash flow information:
Interest paid	$96	$59

Income taxes paid	$8,698	$10,992

Supplemental disclosure of non-cash operating, investing and financing activities:
Net increase (decrease) in acquisition of property and equipment included in accounts payable	$1,287	$(1,864)

Net increase in in-transit proceeds from issuance of common stock	$342	$487

Property and equipment acquired under capital lease obligations	$173	$0

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended March 31, 2011

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light source systems for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support directly to chipmaker customer as well as to lithography tool manufacturer customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) flat panel displays.

We manufacture our products primarily at our San Diego headquarters, and we also conduct refurbishment manufacturing activities for replacement parts at our Korea subsidiary. We sell our products to customers primarily in the United States, Europe, Japan, Taiwan, Korea and other Asian countries. We provide customer support from our San Diego headquarters, and from our field offices located throughout the United States, the Netherlands, Japan, Korea, Singapore, China, and Taiwan.

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the year ending December 31, 2011.

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

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

Correction of Immaterial Error Related to Prior Periods

We corrected an immaterial error in our previously presented unaudited consolidated statement of cash flows for the three months ended March 31, 2010 related to the treatment of non-cash transfers between inventory and property, plant and equipment. The effect of the correction on our unaudited consolidated statement of cash flows for the three months ended March 31, 2010 was to increase net cash used in operating activities from $11.0 million to $12.7 million and to increase net cash provided by investing activities from $9.0 million to $10.7 million.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances, and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures on

January 1, 2010, which did not have a material effect on our unaudited consolidated financial statements. We adopted Part II of the revised guidance for fair value measurement disclosures on January 1, 2011, which did not have a material effect on our unaudited consolidated financial statements.

In April 2010, the FASB issued additional guidance for revenue recognition to provide criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize as revenue, in its entirety, consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance for milestone method of revenue recognition is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted this additional guidance for revenue recognition on January 1, 2011, which did not have a material effect on our unaudited consolidated financial statements.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$63,680	$62,562
Work-in-progress	39,240	43,190
Finished goods	104,949	107,250

	$207,869	$213,002

3. FAIR VALUE MEASUREMENTS

We account for our financial assets and liabilities that are being measured and reported on at fair value on a recurring basis per the provisions of the authoritative guidance for fair value measurements. This includes certain items we report in cash equivalents and available-for-sale securities within our cash and cash equivalents, and short and long term investments on the accompanying unaudited consolidated balance sheets. In addition, our derivatives, which consisted of foreign currency forward exchange contracts, are reported at fair value and are included in the scope of the authoritative guidance for fair value measurements and disclosures.

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

Preferred Stock

We hold preferred stock which was valued at zero at March 31, 2011 and December 31, 2010. On August 4, 2010 the issuer filed Chapter 11 bankruptcy protection, and we believe it is unlikely we will receive any future cash flow from this preferred stock.

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three month period ended March 31, 2011 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 5, “Derivative Instruments and Hedging Activities”. Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

		March 31, 2011	Fair Value Measurements at Reporting Date Using:
			Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents		$107,837	$97,987	$9,850	$0
Short-term investments:
U.S. government securities		10,206	0	10,206	0
Corporate debt securities		24,091	0	24,091	0
Municipal bonds		32,541	0	32,541	0
Long-term investments:
U.S. government securities		1,897	0	1,897	0
Foreign currency forward exchange contracts	(2)	146	0	146	0

		$176,718	$97,987	$78,731	$0

		December 31, 2010	Fair Value Measurements at Reporting Date Using:
			Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents		$85,121	$66,511	$18,610	$0
Short-term investments:
U.S. government securities		17,457	0	17,457	0
Corporate debt securities		31,731	0	31,731	0
Municipal bonds		5,776	0	5,776	0
Long-term investments:
Corporate debt securities		5,611	0	5,611	0
U.S. government securities		1,895	0	1,895	0

		$147,591	$66,511	$81,080	$0

Liabilities:
Foreign currency forward exchange contracts	(3)	$(1,064)	$0	$(1,064)	$0

		$(1,064)	$0	$(1,064)	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.

(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.

(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED flat panel displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three months ended March 31, 2011. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the three months ended March 31, 2011, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at March 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$65,425	$0	$0	$65,425
Cash equivalents:
Money market funds	67,977	0	0	67,977
Certificate of deposits	30,010	0	0	30,010
Corporate debt securities	9,850	0	0	9,850

Total cash and cash equivalents	$173,262	$0	$0	$173,262

Short-term investments:
U.S. government securities	10,209	4	(7)	10,206
Corporate debt securities	24,077	15	(1)	24,091
Municipal bonds	32,549	3	(11)	32,541

Total short-term investments	$66,835	$22	$(19)	$66,838

Long-term investments:
U.S. government securities	1,898	0	(1)	1,897

Total long-term investments	$1,898	$0	$(1)	$1,897

	$241,995	$22	$(20)	$241,997

Cash, cash equivalents and investments at December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$69,191	$0	$0	$69,191
Cash equivalents:
Money market funds	36,504	0	0	36,504
Certificate of deposits	30,007	0	0	30,007
Municipal bonds	13,064	0	(2)	13,062
Corporate debt securities	5,551	0	(3)	5,548

Total cash and cash equivalents	$154,317	$0	$(5)	$154,312

Short-term investments:
U.S. government securities	17,465	0	(8)	17,457
Corporate debt securities	31,722	13	(4)	31,731
Municipal bonds	5,774	2	0	5,776

Total short-term investments	$54,961	$15	$(12)	$54,964

Long-term investments:
Corporate debt securities	5,619	0	(8)	5,611
U.S. government securities	1,898	0	(3)	1,895

Total long-term investments	$7,517	$0	$(11)	$7,506

	$216,795	$15	$(28)	$216,782

As of March 31, 2011, the contractual maturities of our cash equivalents and investments were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$174,672	$174,675
Due after one year through five years	1,898	1,897

	$176,570	$176,572

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at March 31, 2011.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations with certain transactions denominated in local currencies, such as Japanese Yen, Korean Won, Taiwanese Dollars and the Euro. We use derivative financial instruments, such as forward exchange contracts, to hedge certain forecasted foreign denominated transactions expected to occur over the next twelve months. The purpose of our derivative financial instruments is to mitigate the effect of the exchange rate fluctuations on certain foreign currency denominated revenue, costs and cash flows. We do not enter into derivative instruments for speculative purposes.

Our foreign currency risk falls into two primary categories. First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. To mitigate this risk, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges to mitigate fluctuations in the gross profit margins of these forecasted transactions. Designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. We record changes in the fair value of the effective portion of these hedges in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of revenue in the same period that the related sale is made to the third party. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in cost of revenue in the unaudited consolidated statements of operations.

As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the unaudited consolidated financial statements. Once the underlying transaction is recorded, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenue and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). The cash flows resulting from forward exchange contracts are classified in the unaudited consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited consolidated financial statements do not include such gains or losses. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.

The second category of foreign currency risk occurs when transactions are recorded in our unaudited consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currencies are recorded in our unaudited consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these remeasurement gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges and, therefore, we record changes in their fair value to other income (expense).

At March 31, 2011, we had outstanding forward contracts to buy $2.9 million in exchange for Japanese Yen, $7.5 million in exchange for Korean Won, $6.5 million in exchange for Taiwanese Dollars and to sell $10.0 million in exchange for Euros. The fair value of all of our forward contracts totaled to an asset of $146,000 at March 31, 2011 and a liability of $1.1 million at December 31, 2010.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$ 365	Other current assets	$ 60

There were no asset derivatives designated as hedging instruments at March 31, 2011 or December 31, 2010.

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$ 7	Other current liabilities	$ 0

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	213	Other current liabilities	1,124

		$220		$1,124

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31, 2011
Derivatives in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)
Foreign exchange contracts	$(7)	Cost of revenues	$0	Cost of revenues	$0

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

	Three Months Ended March 31, 2010
Derivatives in cash flow hedging relationships	Gain (loss) recognized in other comprehensive income (“OCI”) on derivatives (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing)	Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing) (2)
Foreign exchange contracts	$67	Cost of revenues	$(44)	Cost of revenues	$2

(2)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

	Three Months Ended March 31, 2011
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange gain	$840

	Three Months Ended March 31, 2010
Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives
Foreign exchange contracts	Foreign currency exchange loss	$(935)

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of March 31, 2011, we have a total credit exposure of $146,000 from nonperformance of foreign exchange hedging counterparties.

6. OTHER LIABILITIES

Details of other liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Other current liabilities
Accrued payroll and benefits	$17,192	$39,340
Accrued warranty	11,283	11,050
Income taxes payable	1,717	8,607
Other	7,743	9,124

	$37,935	$68,121

	March 31, 2011	December 31, 2010
Other liabilities
Accrued income taxes	$11,060	$14,731
Other	8,224	7,189

	$19,284	$21,920

7. EQUITY

Equity Awards

We grant stock options and stock units from our 2005 Equity Incentive Plan (the “Incentive Plan”). Stock options granted under the Incentive Plan have an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted under the Incentive Plan generally vest one to three years from the date of grant. We also grant performance-based restricted stock unit awards to our executive officers and certain key management. The number of shares granted is subject to increase or decrease based upon actual performance against performance measures approved by the Compensation Committee of our Board of Directors.

Stock Options, Restricted Stock Unit Awards (“RSUs”) and Performance-Based Restricted Stock Unit Awards (“PRSUs”).

The table below summarizes the total number of shares granted:

	Three Months Ended March 31,
	2011	2010
Stock options (1)	30,000	20,000
RSUs (2)	354,556	212,419
PRSUs (3)	148,395	252,100

	532,951	484,519

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of grant for 2011 and date of hire for 2010. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.

(2)	RSUs vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

We measure the fair value of stock-based awards at our closing stock price on the date of grant, and the fair value is recognized as expense over the requisite service period. We measure the fair value of stock options on the date of grant, as determined by the Black-Scholes option pricing model. We utilize a blended volatility, a combination of historical and implied volatility, in this valuation model. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility is derived based on a six-month period of traded options of our common stock. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for us, which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. government issues with a remaining period commensurate with the expected term for valuing options.

The following weighted average assumptions were used for stock options granted during the periods:

	Three Months Ended March 31,
	2011	2010
Dividend yield	None	None
Volatility rate	41%	43%
Risk fee interest rate	2.37%	2.30%
Expected term (in years)	3.15	2.92

Share-Based Compensation Expense

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$371	$391
RSUs	1,825	865
PRSUs	1,060	1,048

	$3,256	$2,304

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended March 31, 2011, no shares were repurchased under this program. As of March 31, 2011, $57.8 million remain available for repurchase under this program.

8. COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$(965)	$(2,594)
Unrealized gains (losses) on available-for-sale investments, net of tax	2	(8)
Net unrealized losses on foreign currency forward exchange contracts, net of tax	(4)	0
Unrealized pension losses, net of tax	(273)	(279)

Accumulated other comprehensive loss	$(1,240)	$(2,881)

9. EARNINGS PER SHARE (“EPS”)

Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated on the basis of the weighted average number of shares of common stock including the effect of the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Potential dilutive securities include outstanding stock options, RSUs, PRSUs, and Employee Stock Purchase Plan (“ESPP”). The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Cymer, Inc.	$28,799	$16,005
Denominator:
Weighted average common shares	30,197	29,997
Effect of dilutive stock options, RSUs and PRSUs	568	328

Denominator for diluted earnings per share	30,765	30,325

Earnings per share:
Basic	$0.95	$0.53

Diluted	$0.94	$0.53

For the three months ended March 31, 2011 and 2010, options to purchase 67,000 and 939,000 shares, respectively, were anti-dilutive because the option exercise price exceeded the average market value of our common stock. For the three months ended March 31, 2011 and 2010, RSU/PRSU shares of 221,000 and RSU shares of 62,000, respectively, were excluded as their effect would be anti-dilutive.

10. INCOME TAXES

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

Income tax expense of $7.7 million and $6.8 million reflect an effective tax rate of 21% and 30% for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate for the three months ended March 31, 2011 was less than the United States federal statutory rate of 35% due primarily to a reduction in our net unrecognized tax benefits of $3.7 million due to the expiration of a foreign statute of limitations as well as benefits recognized for research and development credits and manufacturing deductions in the United States. These reductions were offset partially by an increase in our income tax expense of $1.0 million resulting from a foreign tax audit. Our effective tax rate for the three months ended March 31, 2010 was less than the United States federal statutory rate of 35% due primarily to our estimate of the outcome of a foreign tax audit that resulted in a net tax benefit in the United States of $1.2 million recorded as a discrete item during the three months ended March 31, 2010. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

As of March 31, 2011, the balance of our net unrecognized tax benefits is $11.1 million, a decrease of $3.7 million from December 31, 2010. This decrease is due primarily to the expiration of a foreign statute of limitations noted above. During 2011, we expect to further reduce the balance of unrecognized tax benefits by $1.0 million due to the expiration of a statute of limitations.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2007 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions.

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

11. COMMITMENTS AND CONTINGENCIES

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

We record a provision for warranty, which is included in cost of revenue and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and TCZ crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following table provides the changes in the product warranty accrual (in thousands):

Balance at January 1, 2011	$11,050
Accruals for warranties issued during the period	3,856
Changes in liability related to pre-existing warranties	(2,747)
Warranty expenditures (1)	(876)

Balance at March 31, 2011	$11,283

(1)	Warranty expenditures are net of consumed parts returned of $274,000.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of March 31, 2011, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

12 . SEGMENT OPERATIONS

Operating segments are defined as components of a public entity which engage in business activity which may earn revenue and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable business segments: Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools for use in the manufacture of flat panel displays.

Our CODM is our chief operating officer who reviews the operations and full financial statements of Cymer and TCZ on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light source systems and the silicon crystallization tools businesses and to assess the overall performance of these businesses. The accounting policies to derive our unaudited consolidated financial results are the same as those used for our segment reporting. Information related to our Cymer and TCZ operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010 (2)
Revenue:
Cymer	$154,553	$113,873
TCZ	0	0
Reconciling items (1)	(154)	(92)

	$154,399	$113,781

Operating income (loss):
Cymer	$39,962	$26,550
TCZ	(4,305)	(3,990)
Reconciling items (3)	0	26

	$35,657	$22,586

	March 31, 2011	December 31, 2010
Total assets:
Cymer	$813,992	$775,648
TCZ	10,666	11,940
Reconciling items (3)	0	(257)

	$824,658	$787,331

(1)	Reconciling items represent intercompany revenue between segments.

(2)	TCZ operating loss is presented net of noncontrolling interest.

(3)	Reconciling items represent unallocated items not segregated between the two segments.

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, one of our chipmaker customers, amounted to 42%, 9% and 10%, respectively, of total revenue for the three months ended March 31, 2011. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

13 . SUBSEQUENT EVENTS

On April 1, 2011, we acquired all of the outstanding equity of eDiag Solutions (“eDiag”), a privately held company based in Seoul, Korea, that provides a portfolio of software solutions for lithography source performance data mining and analytics, which complements our OnPulse offerings. By combining our current fault monitoring, predictive techniques and worldwide service infrastructure with eDiag’s data analysis capabilities, we will continue to drive increased operational efficiency and support improved availability for our customers’ light sources.

Pursuant to the purchase agreement, we acquired eDiag for $15.0 million cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on April 1, 2012, 2013 and 2014. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates.

As of the date of this report, we have not completed the detailed valuations necessary to estimate the fair value of the assets acquired and the liabilities assumed from eDiag and the related allocation of the purchase consideration.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities Exchange Commission on February 18, 2011.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the outlook for the semiconductor industry and us; expected timeline for the adoption of new photolithography, extreme ultraviolet and flat panel display technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; the productization of our extreme ultraviolet sources and flat panel display technologies; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products, and may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. These statements are predictions based on current information and our expectations and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Cymer, XLR, XLA, XL, OnPulse, TCZ, eDiag Solutions and all other Cymer product or service names used herein are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

OVERVIEW

Revenue of $154.4 million in the first quarter of 2011 represented a 36% increase over the first quarter of 2010 and a 5% increase over the fourth quarter of 2010. The increases over prior year and last quarter are due to growth in light source system revenue and continued growth in installed base products. Key customer DUV light source selections awarded in the second half of 2010 began to translate into an increased level of light source shipments in the first quarter of 2011. The majority of our source shipments continued to be argon and fluorine (“ArF”) sources in support of 45nm and below immersion lithography, and we also increased shipments of krypton and fluorine (“KrF”) sources. We also experienced growth in light source system sales over the fourth quarter of 2010, and gross pulse utilization remained high, despite the typical first quarter seasonal slowing due to the Chinese New Year and the post holiday sell-through.

This quarter, we continued to make solid progress demonstrating the value of our OnPulse product. We now have approximately 1,500 light sources under OnPulse coverage, which represents approximately 55% of total production light sources in our active installed base. In our continuing effort to extend OnPulse value, we completed the acquisition of eDiag Solutions, a privately held company based in Seoul, Korea on April 1, 2011. eDiag provides a portfolio of software solutions for lithography source performance data mining and analytics, which complements our OnPulse offerings.

Gross margin was 51.5% in the first quarter of 2011, an increase over gross margin of 50.0% in the first quarter of 2010, and a decrease from gross margin of 53.1% in the fourth quarter of 2010. The increase in gross margin over prior year was driven primarily by our continued focus on operational execution including improved manufacturing absorption, declines in warranty expenses due to light source reliability improvements and decreases in freight expense. These improvements in gross margin were offset partially by an increase in inventory write-downs. The decrease in gross margin from the fourth quarter of 2010 was driven primarily by higher installed base product costs and an increase in inventory write-downs, offset partially by decreases in warranty and freight expenses.

Operating expenses of $43.9 million in the first quarter of 2011 represent a 28.1% increase over the first quarter of 2010 and a 7.3% increase over the fourth quarter of 2010. The increase in operating expenses is primarily due to the increase in our investment in EUV in support of the development of our 3100 and 3300 source technology. Operating expenses as a percentage of net sales decreased to 28.4% in the first quarter of 2011, compared to 30.1% in the first quarter of 2010 and 27.8% in the fourth quarter of 2010.

As a result of the above, we reported first quarter 2011 net income of $28.8 million, compared to $16.0 million net income in the first quarter of 2010 and $32.9 million of net income in the fourth quarter of 2010. Additionally, our cash and investments increased to $242.0 million at March 31, 2011. Net cash provided by operations for the three months ended March 31, 2011, was $12.1.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, warranty obligations, stock- based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information, projected information, and other facts and assumptions that we believe to be valid and reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency fluctuations and declines in consumer spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

We believe that revenue recognition, inventory valuation, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our unaudited consolidated financial statements than do other of our accounting estimates and judgments.

There have been no changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	48.5	50.0

Gross profit	51.5	50.0

Operating expenses:
Research and development	18.0	17.5
Sales and marketing	3.9	4.5
General and administrative	6.5	8.1

Total operating expenses	28.4	30.1

Operating income	23.1	19.9
Other income (expense)	0.5	0.0

Income before income taxes	23.6	19.9
Income tax expense	5.0	6.0

Net income	18.6	13.9

Net loss attributable to noncontrolling interest in subsidiary	0.0	0.1

Net income attributable to Cymer, Inc.	18.6%	14.0%

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED flat panel displays. The discussion which follows for revenue, cost of revenue and operating expenses includes our unaudited consolidated results and identifies those amounts associated with the TCZ segment, which are included in the unaudited consolidated amounts, for the three months ended March 31, 2011 and 2010. Additional information regarding our reporting segments is contained in Note 12 to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Three Months Ended March 31, 2011 and 2010

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended March 31,		Growth/Decline
	2011	2010	Dollars	Percent
Light source systems:
Revenue	$68,414	$39,007	$29,407	75%

Units sold	50	24	26	108%

Average selling price (1)	$1,400	$1,524	$(124)	(8%)

Installed base product revenue	$85,985	$74,774	$11,211	15%

Total revenue	$154,399	$113,781	$40,618	36%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased primarily due to increased demand for light source systems and installed base products as our customers continued their investment in existing and new manufacturing facility (“fab”) expansions. The increase in light source revenues was primarily due to increased investments in ArF immersion light source systems in support of 45nm and below lithography and an increase in KrF light source system purchases when compared to the same period in the prior year. The average selling price of our light source systems decreased due to a change in the product mix of light source systems sold when compared to the same period in the prior year, as KrF light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased when compared to the same period in the prior year primarily due to the increase in pulse utilization of our light source systems by chipmaker customers and continued customer adoption of our OnPulse product.

Sales to ASML, Nikon and Samsung amounted to 42%, 9% and 10%, respectively, of total revenue for the quarter ended March 31, 2011, and 28%, 15% and 10%, respectively, of total revenue for the quarter ended March 31, 2010.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended March 31,		Growth/Decline
	2011	2010	Dollars	Percent
United States	$76,924	$44,877	$32,047	71%
Korea	22,490	18,533	3,957	21%
Japan	22,318	22,925	(607)	(3%)
Taiwan	15,864	11,306	4,558	40%
Other Asia (China and Singapore)	8,728	8,103	625	8%
Europe	8,075	8,037	38	0%

Total revenue	$154,399	$113,781	$40,618	36%

We anticipate that international sales will continue to account for a significant portion of our sales.

Backlog. Our DUV backlog includes only those orders for light source systems and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following 12 months. In addition, our DUV backlog does not include service or support which will be provided to our customers in the future or under service contracts.

Timing of delivery can be affected by many factors, including factors that cannot be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.

Our backlog for DUV source systems and replacement parts at March 31, 2011 was $71.0 million compared to $43.8 million at March 31, 2010. DUV bookings for the quarter ended March 31, 2011 and 2010 were $161.5 million and $111.6 million, respectively. The DUV book-to-bill ratio for the quarter ended March 31, 2011 was 1.05 compared to 0.98 for the quarter ended March 31, 2010. The increase in backlog and bookings year over year primarily reflects an increase in demand for our systems in the first quarter of 2011.

We also had a backlog of $45.3 million for EUV sources and $37.2 million for silicon crystallization tools at March 31, 2011. Revenue will be recorded for these sources and tools when customer acceptance has occurred.

Cost of revenue. Cost of revenue includes direct material and labor, warranty expenses, license fees, manufacturing and service overhead. Cost of revenue also includes foreign exchange gains and losses on foreign currency forward exchange contracts (“forward contracts”) associated with purchases of our products for resale under firm third-party sales commitments. Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

The cost of revenue increased 31.5% to $74.9 million for the quarter ended March 31, 2011 from $57.0 million for the same period in the prior year. Gross profit increased to $79.5 million with a 51.5% gross margin for the quarter ended March 31, 2011 from $56.8 million with a 50.0% gross margin for the quarter ended March 31, 2010. The increase in gross profit from period to period was primarily due to the higher level of light source system and installed based product sales for the quarter ended March 31, 2011. The increase in gross margin over prior year was driven primarily by our continued focus on operational execution including improved manufacturing absorption, declines in warranty expenses due to light source reliability improvements and decreases in freight expense. These improvements in gross margin were offset partially by an increase in inventory write-downs primarily related to EUV. Included in cost of revenue was $318,000 and $247,000 for the quarters ended March 31, 2011 and 2010, respectively, for our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 39.7% to $27.8 million for the quarter ended March 31, 2011 from $19.9 million for the same period in the prior year primarily due to increased investment in EUV source development when compared to the same period in the prior year. In addition, research and development expenses included $3.1 million and $2.9 million for the quarters ended March 31, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, research and development expenses increased to 18.0% for the quarter ended March 31, 2011 from 17.5% for the same period in the prior quarter.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 17.5% to $6.0 million for the quarter ended March 31, 2011 from $5.1 million for the same period in the prior year. The increase in sales and marketing expenses primarily reflects increased employee related costs due to increased headcount and increased travel and consulting costs when compared to the same period in the prior year. Included in sales and marketing expenses were $523,000 and $495,000 for the quarters ended March 31, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, sales and marketing decreased to 3.9% for the quarter ended March 31, 2011 compared to 4.5% for same period in the prior quarter.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 9.0% to $10.0 million for the quarter ended March 31, 2011 from $9.2 million for the same period in the prior quarter primarily due to an increase in employee related costs due to increased headcount when compared to the same period in the prior year. Included in general and administrative expenses were $321,000 and $519,000 for the quarters ended March 31, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, general and administrative expenses decreased to 6.5% for the quarter ended March 31, 2011 compared to 8.1% for the same period in the prior quarter.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income was $798,000 for the quarter ended March 31, 2011 compared to $67,000 for the same period in the prior quarter. The increase primarily reflects an increase in foreign currency exchange gains.

Income tax expense. The tax expense of $7.7 million and $6.8 million reflect an effective tax rate of 21% and 30% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate for the three months ended March 31, 2011 was primarily due to benefits recognized for research and development credits in the United States that were not reinstated until the end of 2010. Additionally, we recorded the following discrete items during the three months ended March 31, 2011: a $3.7 million decrease in tax expense for the reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations, offset partially by a $1.0 million increase in tax expense resulting from a foreign tax audit. This compares to a net tax benefit in the United States of $1.2 million recorded as a discrete item during the three months ended March 31, 2010 based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

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

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have funded our operations primarily from cash generated from operations and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$12,112	$(12,747)
Net cash (used in) provided by investing activities	(10,365)	10,657
Net cash provided by financing activities	17,242	716
Effect of exchange rate changes on cash and cash equivalents	(39)	(88)

Net increase (decrease) in cash and cash equivalents	$18,950	$(1,462)

We corrected an immaterial error in our previously presented unaudited consolidated statement of cash flows for the three months ended March 31, 2010 related to the treatment of non-cash transfers between inventory and property, plant and equipment. The effect of the correction on our unaudited consolidated statement of cash flows for the three months ended March 31, 2010 was to increase net cash used in operating activities from $11.0 million to $12.7 million and to increase net cash provided by investing activities from $9.0 million to $10.7 million

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2011 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and provision for deferred income taxes and an increase in deferred revenue of $15.1 million. These increases in cash were offset partially by $32.0 million decrease in other liabilities and a $16.6 million increase in accounts receivable. The decrease in other liabilities primarily reflects payment of our 2010 variable cash compensation programs and income taxes paid during the quarter. The accounts receivable increase results primarily from the increase in revenue and, to a lesser extent, an increase in days sales outstanding to 83 days at March 31, 2011 from 79 days at December 31, 2010.

Net cash used in operating activities for the three months ended March 31, 2010 primarily reflects net earnings for the period before depreciation, amortization, and stock-based compensation, offset primarily by changes in working capital, including a $23.9 million increase in accounts receivable as well as a $5.2 million increase in inventory. The increase in accounts receivable reflects both the increase in revenue and a higher percentage of revenue generated in the third month of the quarter.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was due primarily to investment purchases of $50.4 million and capital expenditures of $4.3 million related primarily to EUV and TCZ, offset by sales of matured investments of $44.4 million. Net cash provided by investing activities for the three months ended March 31, 2010 was due to sales of matured investments of $23.4 million, offset by capital expenditures of $5.0 million, primarily related to EUV, and investment purchases of $7.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 primarily reflects $13.6 million of proceeds from the exercise of employee stock options and excess tax benefits related to stock option exercises of $3.7 million. Net cash provided by financing activities for the three months ended March 31, 2010 primarily reflects $942,000 of proceeds from the exercise of employee stock options and excess tax benefits related to stock option exercises of $502,000, offset by the first installment paid to our former joint venture partner in TCZ of $728,000.

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and the majority of their cash balances are denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiaries operate have experienced volatility over the past several years. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $39,000 and $88,000 for the three months ended March 31, 2011 and 2010, respectively.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, particularly to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in 2011 to be approximately $30.0 million, a significant portion of which will relate to purchases of equipment and facility improvements associated with EUV development and manufacturing, as well as purchases of software and equipment. Effective April 1, 2011, we acquired all of the outstanding equity of eDiag Solutions for $15.0 million cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on April 1, 2012, 2013 and 2014. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates. In addition, we require resources to fund our normal operations.

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the three months ended March 31, 2011, we had no purchases under this program and $57.8 million remain available for repurchase under this program.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new technologies such as EUV and silicon crystallization tools and in the products derived from them;

•	the market acceptance of our products;

•	the overall levels of sales of our products and gross profit margins;

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

At March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010 except, as disclosed in Note 13 to our unaudited consolidated financial statements in Part I, Item 1 of this report, we acquired all of the outstanding equity of eDiag effective April 1, 2011. Pursuant to the purchase agreement, we acquired eDiag for $15 million cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on April 1, 2012, 2013 and 2014. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates.

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

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency, primarily for the purchases of our products for resale under firm third-party sales commitments. In this instance, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions.

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenue and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experienced ineffectiveness of cash flow hedges from cancelled transactions.

The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse effect on income before income taxes of approximately $2.0 million and $1.2 million at March 31, 2011 and 2010, respectively. The adverse effect at March 31, 2011 and 2010 is after consideration of the offsetting effect of approximately $4.7 million and $4.8 million, respectively, from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At March 31, 2011, we had outstanding forward contracts to buy $2.9 million in exchange for Japanese Yen, $7.5 million in exchange for Korean Won, $6.5 million in exchange for Taiwanese Dollars and to sell $10.0 million in exchange for Euros. These contracts expire on various dates through October 2011. The fair value of all our forward contracts totaled to an asset of $146,000 at March 31, 2011.

INVESTMENT AND DEBT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of March 31, 2011 would decrease by $335,000.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

Our revenue and operating results from quarter to quarter and year to year have varied in the past and our future operating results may continue to fluctuate significantly.*

Factors that contribute to fluctuations in our revenue and operating results include:

•	global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•	utilization rates of light sources by our chipmaker customers and pulse usage which affect our installed base products revenue and costs;

•	cyclicality in the market for semiconductor manufacturing equipment;

•	rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

•	rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•	timing and size of orders from our customers;

•	the ability of our customers to pay for products purchased from us;

•	our abilities to manage customer satisfaction and product reliability, and to provide effective field support to our customers;

•	variability in the amount and timing of parts replacement costs under our contracts and service agreements, including our OnPulse contracts;

•

changing or adverse global economic conditions, including energy prices, inflation, deflation, recession, unemployment, consumer confidence and demand, turmoil in the credit markets and financial services industry, and credit availability and their potential effects on our customers, suppliers, ability to sell products, and investments;

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead times from our customers;

•	the mix of light source models, and the level of installed base products revenue in our total revenue;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs, in particular, EUV lithography;

•	research and development costs incurred to develop new technologies;

•	demand for our advanced EUV sources;

•	global demand for flat panel displays, in particular, for LTPS – LCD and OLED displays;

•	demand for silicon crystallization tools used in the manufacture of LTPS – LCD and OLED flat panel displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	natural events such as severe weather and earthquakes in the locations in which we, our customers or our suppliers operate;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

              In recent years, chipmakers have been controlling the number of new tools they need to purchase by improving their manufacturing efficiency, utilization and repurposing of existing tools. As a result, revenue from installed base products has grown as a percentage of our total revenue. The revenue from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems, the rate of growth of our installed base, and the mix of pulses from our various light source models. Our operating results for a particular period may be adversely affected if our customers reduce usage rates, or change their buying patterns, or if we incur higher parts replacement costs. Because we sell a limited number of light source systems, the precise timing for recognizing revenue from an order may have a significant effect on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance or due to an unexpected material surge in demand. Our light source systems used in a production environment generate installed base product revenue based on system usage, which may also vary period to period. Additionally, we may be required to defer revenue associated with contracts that contain multiple deliverables.

We manage our expense levels based, in large part, on expected future revenue. As a result, if our actual revenue decreases below the level we expect, or we are not successful in aligning our manufacturing cost structure with decreasing production levels, our operating results will be adversely affected. As a result of these or other factors, we could fail to achieve our expectations as to future revenue, gross profit and gross margin, operating income, net income, earnings per share, and cash flows. Our failure to meet the performance expectations set and published by external sources could result in a sudden and significant drop in the price of our stock, particularly on a short-term basis, and could negatively affect the value of any investment in our stock.

Our business depends on the semiconductor and the semiconductor capital equipment industries, which are volatile and unpredictable.

We derive the majority of our revenue from our lithography tool manufacturer customers who, as original equipment manufacturers (“OEMs”), incorporate our light source systems in photolithography tools that they sell to semiconductor manufacturers, or chipmakers, and from our chipmaker customers who purchase installed base products directly from us in support of their light source systems. Like us, our OEM customers depend on market demand for their products from the chipmakers. This market demand can be volatile and unpredictable and can affect our ability to accurately predict future revenue and, therefore, our ability to manage our future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction actions may be necessary in order for us to remain competitive and financially stable. During a down cycle or slowdown, we must adjust our cost and expense structure to prevailing market conditions while maintaining our longer term strategies and motivating and retaining our key employees. In contrast, during periods of rapid growth, we must quickly increase manufacturing capacity and personnel to meet our customers’ needs. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. We are not able to predict with any certainty the duration of any industry cycle or the timing or order of magnitude of any recovery from a down cycle or slowdown.

Downturns in the semiconductor industry often result in decreases in demand for semiconductor manufacturing equipment, including the photolithography tools that our OEM customers produce. Downturns in the semiconductor industry have generally had severe effects on the demand for semiconductor manufacturing equipment and to a lesser extent, the associated installed base products. Fluctuating levels of investment by chipmakers and resulting pricing volatility will continue to materially affect our aggregate bookings, revenue and operating results. Even during periods of reduced revenue, we believe we must continue to invest in research and development and maintain extensive ongoing worldwide customer support capabilities to meet our customers’ needs and to remain competitive. Continued spending to further these objectives may temporarily harm our financial results. Semiconductor industry downturns and slowdowns will likely continue to adversely affect our business, financial condition and operating results.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, we may experience material adverse effects on our operating results, financial condition and cash flows.*

Two large companies, ASML and Nikon, dominate the photolithography tool business. ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenue during the periods indicated:

	Three Months Ended March 31,
	2011	2010
ASML	42%	28%
Nikon	9%	15%
Samsung	10%	10%

Total	61%	53%

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

•

a customer experiencing production problems or disruption for a variety of reasons, including but not limited to work stoppages, terrorism, political turmoil, fire, earthquake, energy shortages, flooding or other natural disasters;

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and • a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	March 31, 2011	December 31, 2010
ASML	41%	31%
Nikon	10%	16%
Samsung	4%	4%

Total	55%	51%

We believe there is limited credit risk exposure for us with these companies who continue to demonstrate sound creditworthiness. However, our ability to generate future revenue and collect accounts receivable from them is dependent on their ongoing financial condition and liquidity.

The loss of any significant business from, or production problems or disruption due to natural disasters for, any one of these customers may have a material adverse effect on our operating results, financial condition and cash flows.

The majority of our revenue is derived from selling our light source systems and supporting the installed base of light source systems being used in production.

We expect sales of our light source systems, including KrF and ArF systems, and the products in support of the installed base of light source systems to continue to account for a majority of our revenue in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate at which chipmakers adopt light sources may vary, for reasons including:

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

We depend on a few key suppliers for purchasing components and subassemblies that are included in our products.*

We purchase a limited number of components and subassemblies included in our light source systems, installed base products and silicon crystallization tools from a single supplier or a small group of suppliers. There may also be single source suppliers that we are not aware of for components of our purchased subassemblies. To reduce the risk associated with these suppliers, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and subject to the same risks and uncertainties as we are regarding the ability to respond to changing market and global economic conditions. Because many of these suppliers reduce their workforce in an industry downturn and rehire in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. These suppliers may also be adversely affected by economic conditions, which could result in a lack of available capital and limit their ability to access such capital, if needed, to fund their operations. In addition, if we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which may have a material adverse effect on our business, operating results, financial condition and cash flows.

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

EUV sources could fail to meet customer specifications or not be delivered on time.*

              We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. These expenditures are reflected in our research and development expenses in our unaudited consolidated statements of operations, as well as inventory and property, plant and equipment in our unaudited consolidated balance sheets. In 2010, we shipped four EUV pilot sources and we are planning to deliver additional pilot EUV sources in 2011. We will record revenue associated with these EUV sources when customer acceptance is received. If we are not able to meet customer specifications, or have reliability or quality problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if our inventory balances exceed our net realizable value under the related contracts, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges of our inventory and/or property, plant and equipment, reduced orders, order cancellations, higher manufacturing costs, delays in acceptance of and payment for new products, product rejections, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

We may not experience sufficient demand for TCZ’s silicon crystallization tools for LTPS-LCD and OLED processing in the manufacture of flat panel displays. We have shipped, installed, and received customer acceptance of our first TCZ production tool for OLED flat panel display fabrication. We have received several orders for TCZ production tools and have shipped two tools with only one of those tools being accepted by a customer. If future tools do not meet customer specifications or the customers decide not to place follow-on orders for additional tools, we may experience damage to our reputation among manufacturers of LTPS-LCD and OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our silicon crystallization tool operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

Global economic conditions could affect our revenue and operating results.

A general weakening of, or declining corporate or consumer confidence in, the global economy, or a reduction in corporate or consumer spending, could delay or significantly decrease purchases of our products by our customers, which are driven in part by indirect consumer demand for the electronic devices that contain semiconductor chips. It could also decrease revenue from our installed base products by causing our chipmaker customers to reduce their usage rates. Our revenue and operating results will be affected by uncertain or changing economic and market conditions including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which we conduct business. If economic or market conditions in the United States or other key global markets deteriorate, we may experience material adverse effects on our business, operating results, financial condition and cash flows.

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

Economic, political, regulatory and other events in geographic areas where we have significant revenue or operations could interfere with our business.*

We serve a global market and a large portion of our revenue is derived from customers outside of the United States. We expect our international sales to continue to account for the majority of our total revenue. In order to support our foreign customers, we maintain a refurbishment facility in Korea as well as field support facilities in Japan, the Netherlands, China, Singapore and Taiwan.

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

A significant portion of our customers are located in Asia. Political turmoil, economic problems and currency fluctuations affecting Asia could increase our risk in that region. It has not been difficult for us to comply with United States export controls; however, changes to these controls in the future could make it more difficult or impossible for us to export our products to many countries. There are certain risks for which we purchase limited or no insurance, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, operating results, financial condition and cash flows. Currently, none of our United States and less than 10 of our international employees are members of a labor union. However, if a greater number of our employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and operating results.

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

The integration and operation of eDiag Solutions may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisition. We may also acquire other businesses or enter new markets that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial challenges.*

The risks involved with acquisitions, including the acquisition and integration of eDiag, mergers, and joint ventures or entering a new market include the following:

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

The success of our integration of eDiag assumes certain synergies and other benefits. We cannot assure you that these risks or other unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of debt, issuance of stock or some combination of the three. Further, any business that we acquire, any joint venture that we form, or new market we may enter may not achieve anticipated revenue or operating results and the costs of such activity may have a material adverse effect on our operating results, financial condition or cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the first quarter of 2011, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at March 31, 2011. The program does not have a fixed expiration date and may be discontinued at any time.

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

CYMER, INC.

Date: April 28, 2011	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)