Form 10-Q
period 2011-06-30
CYMER INC
filed 2011-07-28
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on July 20, 2011 was 30,545,000.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2011

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$201,809	$154,312
Short-term investments	65,526	54,964
Accounts receivable - net of allowance for doubtful accounts of $430 and $606, respectively	131,066	127,747
Inventories	218,818	213,002
Deferred income taxes	12,555	11,961
Other current assets	58,285	55,027

Total current assets	688,059	617,013
Long-term investments	13,666	7,506
Property, plant and equipment - net of accumulated depreciation of $178,376 and $179,849, respectively	110,587	104,705
Deferred income taxes	34,538	35,690
Goodwill	17,471	8,833
Intangible assets - net of accumulated amortization of $14,036 and $13,499, respectively	10,867	7,645
Other assets	7,604	5,939

Total assets	$882,792	$787,331

LIABILITIES
Current liabilities:
Accounts payable	$33,599	$27,731
Deferred revenue	46,882	30,593
Deferred income taxes	176	0
Other current liabilities	45,009	68,121

Total current liabilities	125,666	126,445
Deferred revenue	2,664	690
Deferred income taxes	1,813	21
Other liabilities	25,873	21,920

Total liabilities	156,016	149,076

COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 43,955,000 shares issued and 30,543,000 shares outstanding at June 30, 2011; 43,232,000 shares issued and 29,820,000 shares outstanding at December 31, 2010	44	43
Additional paid-in capital	646,091	620,272
Treasury stock, at cost (13,412,000 common shares at June 30, 2011 and December 31, 2010, respectively)	(492,890)	(492,890)
Accumulated other comprehensive income (loss)	3,300	(2,881)
Retained earnings	570,231	513,711

Total equity	726,776	638,255

Total liabilities and equity	$882,792	$787,331

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$158,235	$131,864	$312,633	$245,645
Cost of revenue	74,051	62,373	148,936	119,338

Gross profit	84,184	69,491	163,697	126,307

Operating expenses:
Research and development	30,455	21,617	58,234	41,502
Sales and marketing	5,992	6,332	12,026	11,466
General and administrative	10,825	10,346	20,868	19,557

Total operating expenses	47,272	38,295	91,128	72,525

Operating income	36,912	31,196	72,569	53,782

Other income (expense):
Foreign currency exchange gain (loss)	122	(160)	906	(56)
Interest income	116	173	262	266
Interest expense	(204)	(139)	(337)	(316)
Other income	2	0	3	47

Total other income (expense)	36	(126)	834	(59)

Income before income taxes	36,948	31,070	73,403	53,723
Income tax expense	9,227	9,858	16,883	16,654

Net income	$27,721	$21,212	$56,520	$37,069

Net loss attributable to noncontrolling interest in subsidiary	0	0	0	148

Net income attributable to Cymer, Inc.	$27,721	$21,212	$56,520	$37,217

Earnings per share:
Basic	$0.91	$0.71	$1.86	$1.25

Diluted	$0.89	$0.70	$1.83	$1.23

Weighted average shares outstanding:
Basic	30,529	29,716	30,364	29,856

Diluted	30,993	30,127	30,925	30,194

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$27,721	$21,212	$56,520	$37,069
Other comprehensive income (loss):
Foreign currency translation adjustments	4,556	1,108	6,185	220
Unrealized (losses) gains on available for sale investments, net of income tax (benefit) expense of ($2), ($5), $4 and ($20), respectively	(3)	(9)	7	(32)
Unrealized losses on foreign currency forward exchange contracts, net of income tax benefit of ($3), ($202), ($6) and ($175), respectively	(5)	(297)	(9)	(257)
Unrealized pension losses	(8)	(7)	(2)	(7)

Total other comprehensive income (loss)	4,540	795	6,181	(76)

Comprehensive income	$32,261	$22,007	$62,701	$36,993
Comprehensive loss attributable to noncontrolling interest in subsidiary	0	0	0	148

Comprehensive income attributable to Cymer, Inc.	$32,261	$22,007	$62,701	$37,141

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total
BALANCE, DECEMBER 31, 2010	43,232	$43	$620,272	(13,412)	($492,890)	($2,881)	$513,711	$638,255
Exercise of common stock options	429	1	14,561	0	0	0	0	14,562
Issuance of shares upon vesting of restricted stock unit awards	286	0	0	0	0	0	0	0
Issuance of employee stock plan purchase shares	8	0	353	0	0	0	0	353
Employee stock-based compensation	0	0	7,268	0	0	0	0	7,268
Income tax benefit from stock option exercises	0	0	3,637	0	0	0	0	3,637
Net income	0	0	0	0	0	0	56,520	56,520
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	6,185	0	6,185
Unrealized gains on available-for-sale investments, net of tax	0	0	0	0	0	7	0	7
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(9)	0	(9)
Unrealized pension losses, net of tax	0	0	0	0	0	(2)	0	(2)

BALANCE, JUNE 30, 2011	43,955	$44	$646,091	(13,412)	($492,890)	$3,300	$570,231	$726,776

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$56,520	$37,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	9,663	9,789
Stock-based compensation	7,268	5,180
Bad debt recoveries	(176)	(696)
Excess tax benefits from stock option exercises	(3,820)	(1,370)
Provision for deferred income taxes	5,337	(3,669)
Loss on disposal or impairment of property, plant and equipment	67	61
Change in assets and liabilities:
Restricted cash	0	(3,754)
Accounts receivable	(2,711)	(36,676)
Accounts receivable, related party	0	732
Inventories	(9,994)	(17,745)
Other assets	(4,089)	(1,434)
Accounts payable	6,131	12,520
Accounts payable, related party	0	(9,157)
Deferred revenue	19,795	(1,362)
Other liabilities	(25,686)	2,103

Net cash provided by (used in) operating activities	58,305	(8,409)

Investing activities:
Acquisition of property, plant and equipment	(9,307)	(7,879)
Cash paid for acquisition of eDiag, net of cash acquired	(3,785)	0
Purchases of investments	(87,664)	(57,880)
Proceeds from sold or matured investments	70,711	50,659

Net cash used in investing activities	(30,045)	(15,100)

Financing activities:
Proceeds from issuance of common stock	14,901	3,017
Purchase of noncontrolling interest	0	(1,456)
Excess tax benefits from stock option exercises	3,820	1,370
Repurchase of common stock into treasury	0	(19,310)
Payments under capital lease obligations	(40)	0

Net cash provided by (used in) financing activities	18,681	(16,379)

Effect of exchange rate changes on cash and cash equivalents	556	316
Net increase (decrease) in cash and cash equivalents	47,497	(39,572)
Cash and cash equivalents at beginning of the period	154,312	118,381

Cash and cash equivalents at end of the period	$201,809	$78,809

Supplemental disclosure of cash flow information:
Interest paid	$149	$196

Income taxes paid	$24,904	$24,143

Supplemental disclosure of non-cash operating, investing and financing activities:
Net increase (decrease) in acquisition of property and equipment included in accounts payable	$41	$(2,268)

Net decrease in in-transit proceeds from issuance of common stock	$(14)	$(81)

Property and equipment acquired under capital lease obligations	$324	$0

Future installment payments for acquisition of eDiag	$(8,184)	$0

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended June 30, 2011

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light source systems for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support directly to chipmaker customers as well as to lithography tool manufacturer customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) displays.

We manufacture our products primarily at our San Diego headquarters, and we also conduct refurbishment manufacturing activities for replacement parts at our South Korean subsidiary. We sell our products to customers primarily in the United States, Europe, Japan, Taiwan, South Korea and other Asian countries. We provide customer support from our San Diego headquarters, and from our field offices located throughout the United States, the Netherlands, Japan, South Korea, Singapore, China, and Taiwan.

Acquisition

On April 1, 2011, we acquired all of the outstanding equity of eDiag Solutions (“eDiag”), a privately held company based in Seoul, Korea. See Note 14, “Acquisition” for further details. We have consolidated the results of operations for eDiag since its acquisition on April 1, 2011.

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Use of Estimates

The unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP. Applying these principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

Concentrations

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, one of our chipmaker customers, amounted to 37%, 11% and 9%, respectively, of total revenue for the three months ended June 30, 2011 and 39%, 10% and 9%, respectively for the six months ended June 30, 2011. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

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

Newly Issued Accounting Standards

In June 2011, the FASB issued guidance to require entities that present comprehensive income to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, applied on a prospective basis. We early adopted this guidance and have updated the format of our unaudited consolidated financial statements to comply with this new reporting requirement.

In May 2011, the FASB revised requirements in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, for measuring fair value and for disclosing information about fair value measurements, in order to align principles for fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. A number of new measurement and disclosure requirements are included in these amendments, which will be effective during the interim and annual periods beginning after December 15, 2011 on a prospective basis. We do not expect adoption of these amendments to have a material effect on our unaudited consolidated financial statements.

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

Preferred Stock

We hold preferred stock which was valued at zero at June 30, 2011 and December 31, 2010. On August 4, 2010 the issuer of the preferred stock filed Chapter 11 bankruptcy protection, and we believe it is unlikely we will receive any future cash flow from this preferred stock.

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended June 30, 2011 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 6, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

		June 30, 2011	Fair Value Measurements at Reporting Date Using:
			Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents		$132,465	$130,564	$1,901	$0
Short-term investments:
Corporate debt securities		29,413	0	29,413	0
U.S. government securities		6,169	0	6,169	0
Municipal bonds		29,944	0	29,944	0
Long-term investments:
Corporate debt securities		3,905	0	3,905	0
U.S. government securities		9,761	0	9,761	0
Foreign currency forward exchange contracts	(2)	192	0	192	0

		$211,849	$130,564	$81,285	$0

Liabilities:
Foreign currency forward exchange contracts	(3)	$(925)	$0	$(925)	$0

		$(925)	$0	$(925)	$0

		December 31, 2010	Fair Value Measurements at Reporting Date Using:
			Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents		$85,121	$66,511	$18,610	$0
Short-term investments:
Corporate debt securities		31,731	0	31,731	0
U.S. government securities		17,457	0	17,457	0
Municipal bonds		5,776	0	5,776	0
Long-term investments:
Corporate debt securities		5,611	0	5,611	0
U.S. government securities		1,895	0	1,895	0

		$147,591	$66,511	$81,080	$0

Liabilities:
Foreign currency forward exchange contracts	(3)	$(1,064)	$0	$(1,064)	$0

		$(1,064)	$0	$(1,064)	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.

(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.

(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the six months ended June 30, 2011. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the six months ended June 30, 2011, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at June 30, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$69,344	$0	$0	$69,344
Cash equivalents:
Money market funds	55,539	0	0	55,539
Certificate of deposits	75,025	0	0	75,025
Municipal bonds	1,905	1	(5)	1,901

Total cash and cash equivalents	$201,813	$1	$(5)	$201,809

Short-term investments:
Corporate debt securities	29,394	23	(4)	29,413
U.S. government securities	6,168	1	0	6,169
Municipal bonds	29,951	4	(11)	29,944

Total short-term investments	$65,513	$28	$(15)	$65,526

Long-term investments:
Corporate debt securities	3,912	0	(7)	3,905
U.S. government securities	9,764	2	(5)	9,761

Total long-term investments	$13,676	$2	$(12)	$13,666

Total cash, cash equivalents and investments	$281,002	$31	$(32)	$281,001

Cash, cash equivalents and investments at December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$69,191	$0	$0	$69,191
Cash equivalents:
Money market funds	36,504	0	0	36,504
Certificate of deposits	30,007	0	0	30,007
Municipal bonds	13,064	0	(2)	13,062
Corporate debt securities	5,551	0	(3)	5,548

Total cash and cash equivalents	$154,317	$0	$(5)	$154,312

Short-term investments:
Corporate debt securities	31,722	13	(4)	31,731
U.S. government securities	17,465	0	(8)	17,457
Municipal bonds	5,774	2	0	5,776

Total short-term investments	$54,961	$15	$(12)	$54,964

Long-term investments:
Corporate debt securities	5,619	0	(8)	5,611
U.S. government securities	1,898	0	(3)	1,895

Total long-term investments	$7,517	$0	$(11)	$7,506

Total cash, cash equivalents and investments	$216,795	$15	$(28)	$216,782

As of June 30, 2011, the contractual maturities of our cash equivalents and investments were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$197,982	$197,991
Due after one year through five years	13,676	13,666

	$211,658	$211,657

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at June 30, 2011.

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$65,210	$62,562
Work-in-progress	40,352	43,190
Finished goods	113,256	107,250

	$218,818	$213,002

5. GOODWILL

The following table provides the changes in the carrying amount of goodwill, all of which is allocated to our Cymer operating segment (in thousands):

Six Months Ended June 30, 2011
Balance at January 1	$8,833
Goodwill recorded in connection with the acquisition of eDiag (see Note 14)	8,483
Foreign currency translation adjustments	155

Balance at June 30	$17,471

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations with certain transactions denominated in local currencies, such as Japanese Yen, South Korean Won, Taiwanese Dollars and the Euro. We use derivative financial instruments, such as forward exchange contracts, to hedge certain forecasted foreign denominated transactions expected to occur over the next twelve months. The purpose of our derivative financial instruments is to mitigate the effect of the exchange rate fluctuations on certain foreign currency denominated revenue, costs and cash flows. We do not enter into derivative instruments for speculative purposes.

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

As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the unaudited consolidated statements of operations. Once the underlying transaction is recorded, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenue and cease to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to other income (expense). The cash flows resulting from forward exchange contracts are classified in the unaudited consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited consolidated statements of operations do not include such gains or losses. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.

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

The U.S. dollar equivalent of all outstanding notional amounts of forward contracts was as follows (in thousands):

Buy/Sell:	June 30, 2011
U.S. Dollar/Japanese Yen	$449
U.S. Dollar/South Korean Won	$35,500
U.S. Dollar/Taiwanese Dollars	$13,000
Euros/United States Dollar	$6,972

The fair value of all of our forward contracts totaled to an asset of $192,000 and a liability of $925,000 at June 30,2011 and a liability of $1.1 million at December 31, 2010.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0	$0	Other current liabilities	$15	$0

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	221	60	Other current liabilities	939	1,124

		$221	$60		$954	$1,124

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

		Three months ended June 30, 2011		Six months ended June 30, 2011
Derivatives designated as hedging instruments:	Location in financial statements	2011	2010	2011	2010
Loss recognized in OCI on derivative (effective portion)	OCI	$(8)	$(499)	$(15)	$(432)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of revenues	$(13)	$145	$(13)	$101
Gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenues	$1	$(3)	$1	$(1)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in income on derivatives	Foreign currency exchange gain (loss)	$(806)	$(1,638)	$34	$(2,573)

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of June 30, 2011, we have a total credit exposure of $150,000 from nonperformance of foreign exchange hedging counterparties.

7. BALANCE SHEET DETAILS

Details of other assets and other liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Other current assets
Prepaids & other	$36,866	$32,705
Income taxes receivable	21,419	22,322

	$58,285	$55,027

	June 30, 2011	December 31, 2010
Other current liabilities
Accrued payroll and benefits	$18,936	$39,340
Accrued warranty	12,187	11,050
Income taxes payable	3,462	8,607
Other	10,424	9,124

	$45,009	$68,121

	June 30, 2011	December 31, 2010
Other liabilities
Accrued income taxes	$11,663	$14,731
Other	14,210	7,189

	$25,873	$21,920

8. EQUITY

Equity Incentive Plan

In May 2011, at our annual meeting of stockholders, our stockholders approved our 2011 Equity Incentive Plan (the “Incentive Plan”), which replaced our 2005 Equity Incentive Plan (“Prior Plan”). The Incentive Plan provides for the issuance of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, non-employee directors and consultants. The Incentive Plan is a successor to our Prior Plan. Following the date approved by our stockholders, any shares available for issuance under our Prior Plan became available for issuance under the Incentive Plan, and any outstanding stock awards that terminate or expire under the Prior Plan that would have reverted to the share reserve of the Prior Plan will become available for issuance under the Incentive Plan. The number of shares available for grant under the Incentive Plan was 2,235,789 at June 30, 2011, which includes 1,500,000 additional shares approved by our stockholders in May 2011.

Stock Options, Restricted Stock Unit Awards (“RSUs”) and Performance-Based Restricted Stock Unit Awards (“PRSUs”).

Stock options granted have an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted generally vest one to three years from the date of grant. We also grant performance-based restricted stock unit awards to our executive officers and certain key management. The number of shares granted is subject to increase or decrease based upon actual performance against performance measures approved by the Compensation Committee of our Board of Directors.

The table below summarizes the total number of shares granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options (1)	0	20,000	30,000	40,000
RSUs (2)	35,000	11,180	389,556	223,599
PRSUs (3)	15,105	21,000	163,500	273,100

	50,105	52,180	583,056	536,699

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of grant for 2011 and date of hire for 2010. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.

(2)	RSUs vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

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

The following weighted average assumptions were used for stock options granted during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (1)	2010	2011	2010
Dividend yield	None	None	None	None
Volatility rate	N/A	46%	41%	44%
Risk free interest rate	N/A	2.04%	2.37%	2.17%
Expected term (in years)	N/A	3.10	3.15	3.00

(1)	No stock options were granted in the three months ended June 30, 2011.

Share-Based Compensation Expense

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$365	$367	$736	$758
RSUs	2,413	1,035	4,238	1,900
PRSUs	1,234	1,474	2,294	2,522

	$4,012	$2,876	$7,268	$5,180

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended June 30, 2011, no shares were repurchased under this program. As of June 30, 2011, $57.8 million remain available for repurchase under this program.

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income, foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, net unrealized gains and losses on effective foreign currency forward exchange contracts, and net unrealized pension gains and losses. See the unaudited consolidated statements of comprehensive income for the effect of the components of comprehensive income (loss) to our net income.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$3,591	$(2,594)
Unrealized losses on available-for-sale investments, net of tax	(1)	(8)
Net unrealized losses on foreign currency forward exchange contracts, net of tax	(9)	0
Unrealized pension losses, net of tax	(281)	(279)

Accumulated other comprehensive income (loss)	$3,300	$(2,881)

10. EARNINGS PER SHARE (“EPS”)

Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated on the basis of the weighted-average number of shares of common stock including the effect of the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Potential dilutive securities include outstanding stock options, RSUs, PRSUs, and stock issued pursuant to our Employee Stock Purchase Plan and are reflected in diluted earnings per share.

The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Cymer, Inc.	$27,721	$21,212	$56,520	$37,217
Denominator:
Weighted average common shares	30,529	29,716	30,364	29,856
Effect of dilutive securities	464	411	561	338

Denominator for diluted earnings per share	30,993	30,127	30,925	30,194

Earnings per share:
Basic	$0.91	$0.71	$1.86	$1.25

Diluted	$0.89	$0.70	$1.83	$1.23

Anti-dilutive securities excluded from the computation of diluted earnings per share	190	961	106	1,017

11. INCOME TAXES

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

Income tax expense of $9.2 million and $16.9 million reflect an effective tax rate of 25.0% and 23.0% for the three and six months ended June 30, 2011, respectively. Our effective tax rate for the three and six months ended June 30, 2011 was less than the United States federal statutory rate of 35% due primarily to benefits recognized for research and development credits and manufacturing deductions in the United States, as well as lower tax rates on earnings in foreign jurisdictions. Additionally, during the six months ended June 30, 2011, we recorded the following discrete items: a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations and an increase in income tax expense of $1.0 million resulting from a foreign tax audit.

Income tax expense of $9.9 million and $16.7 million reflect effective tax rates of 31.7% and 31.0% for the three and six months ended June 30, 2010, respectively. Our effective tax rate for the three months ended June 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from manufacturing deductions in the United States, offset partially by state income taxes net of federal benefit. Additionally, we recorded a net tax benefit in the United States of $324,000 as a discrete item during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore. The $324,000 net tax benefit represents the establishment of a $1.2 million deferred tax asset, offset by a valuation allowance of $917,000. Our effective tax rate for the six months ended June 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from manufacturing deductions in the United States, a $324,000 net tax benefit discussed above, and a net tax benefit in the United States of $1.2 million recorded as a discrete item during the three months ended March 31, 2010 based on our estimate of the outcome of a foreign tax audit, offset partially by state income taxes net of federal benefit.

As of June 30, 2011, the balance of our net unrecognized tax benefits is $11.7 million, a decrease of $3.1 million from December 31, 2010. This decrease is due primarily to the expiration of a foreign statute of limitations noted above, offset partially by an increase of $437,000 associated with the acquisition of eDiag. During 2011, we expect to further reduce the balance of unrecognized tax benefits by $1.2 million due to the expiration of a statute of limitations. Of this amount, $1.0 million will be recorded as a reduction to income tax expense.

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

12. COMMITMENTS AND CONTINGENCIES

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

We record a provision for warranty, which is included in cost of revenue and is recorded at the time that the related revenue is recognized. The warranty period and terms for light source systems and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as extreme ultraviolet (“EUV”) sources and TCZ crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following table provides the changes in the product warranty accrual (in thousands):

Six Months Ended June 30, 2011
Balance at January 1	$11,050
Accruals for warranties issued during the year	8,007
Changes in liability related to pre-existing warranties	(5,205)
Warranty expenditures (1)	(1,665)

Balance at June 30	$12,187

(1)	Warranty expenditures are net of consumed parts returned of $602,000.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of June 30, 2011, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

13 . SEGMENT OPERATIONS

Operating segments are defined as components of a public entity which engage in business activity which may earn revenue and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable business segments: Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools for use in the manufacture of displays. Our CODM is our chief operating officer who reviews the operations and full financial statements of Cymer and TCZ on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light source systems and the silicon crystallization tools businesses and to assess the overall performance of these businesses. The accounting policies to derive our unaudited consolidated financial results are the same as those used for our segment reporting. Information related to our Cymer and TCZ operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010 (2)
Revenue:
Cymer	$155,487	$127,414	$310,040	$241,287
TCZ	2,775	4,563	2,775	4,563
Reconciling items (1)	(27)	(113)	(182)	(205)

	$158,235	$131,864	$312,633	$245,645

Operating income (loss):
Cymer	$41,135	$32,221	$81,097	$58,771
TCZ	(4,223)	(1,025)	(8,528)	(5,015)
Reconciling items (3)	0	0	0	26

	$36,912	$31,196	$72,569	$53,782

	June 30, 2011	December 31, 2010
Total assets:
Cymer	$870,037	$775,648
TCZ	12,755	11,940
Reconciling items (3)	0	(257)

	$882,792	$787,331

(1)	Reconciling items represent intercompany revenue between segments.

(2)	TCZ operating loss is presented net of noncontrolling interest.

(3)	Reconciling items represent unallocated items not segregated between the two segments.

14. ACQUISITION

On April 1, 2011, we acquired all of the outstanding equity of eDiag, a privately held company based in Seoul, Korea. eDiag complements our OnPulse offerings by providing a portfolio of software solutions for lithography source performance data mining and analytics. Combining our current fault monitoring, predictive techniques and worldwide service infrastructure with eDiag’s data analysis capabilities, we plan to continue to drive increased operational efficiency and support improved availability for our customers’ light sources.

We acquired eDiag for consideration totaling $15.0 million payable in cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on each of April 1, 2012, 2013 and 2014. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates. The payments under the services agreement will be recorded as bonus expense over the respective service periods.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash paid at closing, net of cash acquired		$3,785
Present value of future cash payments		8,073

Total purchase price		11,858
Fair value of net assets acquired:
Current assets	$232
Identifiable intangible assets - developed technology	3,692
Property and equipment	926
Other assets	438
Current liabilities	(766)
Other liabilities	(1,147)

Total fair value of net assets acquired		3,375

Excess purchase price over fair value of net assets acquired (“goodwill”)		$8,483

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. The estimated values of property and equipment were based on their depreciated historical costs on the date of acquisition, which approximated fair value.

We recorded the fair value of identifiable intangible assets, consisting of developed technology, in the amounts of $3.7 million using an income valuation approach. The income valuation approach is based on Level 3 inputs in the fair value hierarchy. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. The developed technology is being amortized using the straight-line method over its estimated economic life of 5.0 years. Amortization expense, recognized in cost of sales, for the period from the acquisition date through June 30, 2011 was $184,500 and is estimated to be approximately $738,000 per year through March 31, 2016.

Goodwill of $8.5 million, none of which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from eDiag. The carrying amount of goodwill is allocated to our Cymer operating segment.

We have consolidated the results of operations for eDiag since its acquisition on April 1, 2011. Our historical results would not have been materially affected by the acquisition of eDiag and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of 2010.

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

Cymer, XLR, XLA, XL, OnPulse, TCZ, eDiag and all other Cymer product or service names used herein are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

OVERVIEW

Revenue of $158.2 million in the second quarter of 2011 represented a 20% increase over the second quarter of 2010 and a 2% increase over the first quarter of 2011. The increase over the second quarter of 2010 is primarily due to increased demand for light source systems and installed base products, while the increase over the first quarter of 2011 was driven by our installed base products and $2.8 million of revenue associated with the acceptance of our second TCZ crystallization tool.

Our installed base product revenue increased over the second quarter of 2010 primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by argon fluoride (“ArF”) systems. The increase over the first quarter of 2011 was due primarily to the continued customer adoption of our OnPulse product and a higher percentage of pulses generated by ArF systems.

We now have approximately 1,600 light sources under OnPulse coverage, which represents approximately 60% of our total light sources in production. In our continuing effort to extend OnPulse value, we completed the acquisition of eDiag, a privately held company based in Seoul, Korea on April 1, 2011. eDiag provides a portfolio of software solutions for lithography source performance data mining and analytics, which complements our OnPulse offerings.

Our deep ultraviolet (“DUV”) book-to-bill ratio, which includes source systems and replacement parts, for the quarter ended June 30, 2011 was 0.91 compared to 1.09 for the quarter ended June 30, 2010. The decrease in book-to-bill year over year primarily reflects a decrease in the demand for DUV light source systems in the second quarter of 2011 as chipmakers assess their upcoming capital investment needs.

Gross margin was 53.2% in the second quarter of 2011, an increase from gross margin of 52.7% in the second quarter of 2010 and 51.5% in the first quarter of 2011. The increase in gross margin over prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution including improved manufacturing absorption and a decrease in inventory write-downs. These improvements in gross margin were partially offset by increases in warranty expenses primarily due to increased source systems shipments and increases in freight expense. The increase in gross margin from the first quarter of 2011 was driven primarily by a decrease in costs associated with our installed base products and a decrease in inventory write-downs.

Operating expenses of $47.3 million in the second quarter of 2011 represents a 23% increase over the second quarter of 2010 and an 8% increase over the first quarter of 2011. The increase in operating expenses is primarily due to our increased investments in EUV source technology and TCZ silicon crystallization tools. Operating expenses as a percentage of net sales increased to 29.9% in the second quarter of 2011, compared to 29.0% in the second quarter of 2010 and 28.4% in the first quarter of 2011.

As a result of the above, we reported second quarter 2011 net income of $27.7 million, compared to $21.2 million of net income in the second quarter of 2010 and $28.8 million of net income in the first quarter of 2011. Additionally, our cash and investments increased to $281.0 million at June 30, 2011. Net cash provided by operations for the six months ended June 30, 2011, was $58.3 million.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0
Cost of revenue	46.8	47.3	47.6	48.6

Gross profit	53.2	52.7	52.4	51.4

Operating expenses:
Research and development	19.2	16.4	18.6	16.8
Sales and marketing	3.8	4.8	3.9	4.7
General and administrative	6.9	7.8	6.7	8.0

Total operating expenses	29.9	29.0	29.2	29.5

Operating income	23.3	23.7	23.2	21.9
Other income (expense)	0.0	(0.1)	0.3	0.0

Income before income taxes	23.3	23.6	23.5	21.9
Income tax expense	5.8	7.5	5.4	6.8

Net income	17.5	16.1	18.1	15.1

Net loss attributable to noncontrolling interest in subsidiary	0.0	0.0	0.0	0.1

Net income attributable to Cymer, Inc.	17.5%	16.1%	18.1%	15.2

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. The discussion which follows for revenue, cost of revenue and operating expenses includes our unaudited consolidated results and identifies those amounts associated with the TCZ segment, which are included in the unaudited consolidated amounts, for the three and six months ended June 30, 2011 and 2010. Additional information regarding our reporting segments is contained in Note 13 to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Three Months Ended June 30, 2011 and 2010

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended June 30,		Growth/Decline
	2011	2010	Dollars	Percent
Cymer:
Light source systems revenue	$65,216	$44,751	$20,465	46%

Light source system units sold	47	30	17	57%

Light source systems average selling price (1)	$1,436	$1,496	$(60)	(4%)

Installed base product revenue	$90,244	$82,550	$7,694	9%

TCZ revenue	$2,775	$4,563	$(1,788)

Total revenue	$158,235	$131,864	$26,371	20%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased primarily due to increased demand for light source systems and installed base products as our customers continued their investment in existing and new fab expansions. The increase in light source revenues was primarily due to increased investments in ArF immersion light source systems in support of 45nm and below lithography and an increase in krypton fluoride (“KrF”) light source system purchases when compared to the same period in the prior year. The average selling price of our light source systems decreased slightly due to a change in the product mix of light source systems sold when compared to the same period in the prior year, as KrF light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased when compared to the same period in the prior year primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded TCZ segment revenue during the quarters ended June 30, 2011 and June 30, 2010 as a result of customer acceptance of our silicon crystallization tools.

Sales to ASML, Nikon and Samsung amounted to 37%, 11% and 9%, respectively, of total revenue for the quarter ended June 30, 2011, and 30%, 11% and 12%, respectively, of total revenue for the quarter ended June 30, 2010.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended June 30,		Growth/Decline
	2011	2010	Dollars	Percent
United States	$73,338	$52,851	$20,487	39%
Japan	27,729	22,772	4,957	22%
South Korea	22,812	22,529	283	1%
Taiwan	14,562	15,384	(822)	(5%)
Other Asia (China and Singapore)	12,280	9,350	2,930	31%
Europe	7,514	8,978	(1,464)	(16%)

Total revenue	$158,235	$131,864	$26,371	20%

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

Our backlog for DUV source systems and replacement parts at June 30, 2011 was $57.8 million compared to $55.5 million at June 30, 2010. DUV bookings for the quarter ended June 30, 2011 and 2010 were $138.9 million and $139.6 million, respectively. The DUV book-to-bill ratio, which includes source systems and replacement parts, for the quarter ended June 30, 2011 was 0.91 compared to 1.09 for the quarter ended June 30, 2010. The slight increase in the backlog reflects increased orders for replacement parts. The decrease in bookings and book-to-bill year over year primarily reflects a decrease in the demand for DUV light source systems in the second quarter of 2011 as chipmakers assess their upcoming capital investment needs.

We also had a backlog of $44.8 million for EUV sources and $34.4 million for silicon crystallization tools at June 30, 2011. Revenue will be recorded for these sources and tools when customer acceptance has occurred.

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

The cost of revenue increased 19% to $74.1 million for the quarter ended June 30, 2011 from $62.4 million for the same period in the prior year. Gross profit increased to $84.2 million with a 53.2% gross margin for the quarter ended June 30, 2011 from $69.5 million with a 52.7% gross margin for the quarter ended June 30, 2010. The increase in gross profit from period to period was primarily due to the higher level of light source system and installed based product sales for the quarter ended June 30, 2011. The increase in gross margin over prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution including improved manufacturing absorption and a decrease in inventory write-downs. These improvements in gross margin were partially offset by increases in warranty expenses primarily due to increased sales of source systems and increases in freight expense. Included in cost of revenue were $2.9 million and $4.0 million for the quarters ended June 30, 2011 and 2010, respectively, for our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 41% to $30.5 million for the quarter ended June 30, 2011 from $21.6 million for the same period in the prior year. This increase was primarily due to our increased investment in EUV source development, including increases in headcount when compared to the same period in the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $3.4 million and $831,000 for the quarters ended June 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, research and development expenses increased to 19.2% for the quarter ended June 30, 2011 from 16.4% for the same period in the prior quarter.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses decreased 5% to $6.0 million for the quarter ended June 30, 2011 from $6.3 million for the same period in the prior year. The decrease in sales and marketing expenses primarily reflects a decrease in costs associated with our variable compensation programs, partially offset by increased employee related costs due to increased headcount when compared to the same period in the prior year. Included in sales and marketing expenses were $505,000 and $563,000 for the quarters ended June 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, sales and marketing decreased to 3.8% for the quarter ended June 30, 2011 compared to 4.8% for same period in the prior quarter.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 5% to $10.8 million for the quarter ended June 30, 2011 from $10.3 million for the same period in the prior quarter primarily due to an increase in employee related costs due to increased headcount, increases in outside services expenses and increased bad debt expense as a result of a bad debt recovery recorded in 2010. These increases in expenses were partially offset by a decrease in costs associated with our variable compensation programs when compared to the same period in the prior year. Included in general and administrative expenses were $241,000 and $221,000 for the quarters ended June 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, general and administrative expenses decreased to 6.9% for the quarter ended June 30, 2011 compared to 7.8% for the same period in the prior quarter.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income was $36,000 for the quarter ended June 30, 2011 compared to other expense of $126,000 for the same period in the prior quarter. The change primarily reflects foreign currency exchange gains in the second quarter of 2011 compared to foreign currency exchange losses in the same period of 2010.

Income tax expense. Income tax expense of $9.2 million and $9.9 million reflect an effective tax rate of 25.0% and 31.7% for the three months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the three months ended June 30, 2011 was primarily due to benefits recognized for research and development credits in the United States that were not reinstated until the end of 2010 and a higher percentage of earnings in foreign jurisdictions, which are taxed at lower rates. Partially offsetting these decreases was a net tax benefit of $324,000 recorded as a discrete item during the three months ended June 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore.

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

Six Months Ended June 30, 2011 and 2010

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Six Months Ended June 30,		Growth/Decline
	2011	2010	Dollars	Percent
Cymer:
Light source systems revenue	$133,630	$79,936	$53,694	67%

Light source system units sold	97	54	43	80%

Light source systems average selling price (1)	$1,417	$1,509	$(92)	(6%)

Installed base product revenue	$176,228	$161,146	$15,082	9%

TCZ revenue	$2,775	$4,563	$(1,788)

Total revenue	$312,633	$245,645	$66,988	27%

(1)	For purposes of calculating the average light source system selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased primarily due to increased demand for light source systems and installed base products as our customers continued their investment in existing and new fab expansions. The increase in light source revenues was primarily due to increased investments in ArF immersion light source systems in support of 45nm and below lithography and an increase in KrF light source system purchases when compared to the same period in the prior year. The average selling price of our light source systems decreased slightly due to a change in the product mix of light source systems sold when compared to the same period in the prior year, as KrF light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased when compared to the same period in the prior year primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded TCZ segment revenue during the six months ended June 30, 2011 and June 30, 2010 as a result of customer acceptance of our silicon crystallization tools.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Six Months Ended June 30,		Growth/Decline
	2011	2010	Dollars	Percent
United States	$150,262	$97,728	$52,534	54%
Japan	50,047	45,697	4,350	10%
South Korea	45,302	41,062	4,240	10%
Taiwan	30,426	26,690	3,736	14%
Other Asia (China and Singapore)	21,008	17,452	3,556	20%
Europe	15,588	17,016	(1,428)	(8%)

Total revenue	$312,633	$245,645	$66,988	27%

We anticipate that international sales will continue to account for a significant portion of our sales.

Sales to ASML, Nikon, and Samsung amounted to 39%, 10% and 9%, respectively, of total revenue for the six months ended June 30, 2011, and 29%, 13% and 11%, respectively, of total revenue for the same period in 2010.

Cost of revenues. The cost of revenues increased 25% to $148.9 million for the six months ended June 30, 2011 from $119.3 million for the same period in 2010. Gross profit increased to $163.7 million with a 52.4% gross margin for the six months ended June 30, 2011 from $126.3 million with a 51.4% gross margin for the same period in 2010. The increase in gross profit from period to period was primarily due to the higher level of light source system and installed based product sales for the six months ended June 30, 2011. The increase in gross margin over prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution including improved manufacturing absorption and a decrease in inventory write-downs. These improvements in gross margin were partially offset by increases in warranty expenses primarily due to increased sales of source systems. Included in cost of revenue were $3.2 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively, for our TCZ segment.

Research and development. Research and development expenses increased 40% to $58.2 million for the six months ended June 30, 2011 from $41.5 million for the same period in 2010. This increase was primarily due to our increased investment in EUV source development, including increases in headcount when compared to the same period in the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $6.5 million and $3.7 million for the six months ended June 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, research and development expenses increased to 18.6% for the six months ended June 30, 2010 from 16.8% for the same period in 2010.

Sales and marketing. Sales and marketing expenses increased 5% to $12.0 million for the six months ended June 30, 2011 from $11.5 million for the same period in 2010. The increase in sales and marketing expenses primarily reflects an increase in employee related costs due to increased headcount and travel expenses partially offset by decreases in costs associated with our variable compensation programs during the period. Included in sales and marketing expenses were $1.0 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, sales and marketing decreased to 3.9% for the six months ended June 30, 2011 compared to 4.7% for the six months ended June 30, 2010.

General and administrative. General and administrative expenses increased 7% to $20.9 million for the six months ended June 30, 2011 from $19.6 million for the same period in 2010, primarily due to an increase in employee related costs due to increased headcount, and increases in bad debt expense as a result of a larger bad debt recovery recorded in 2010. These increases in expenses were partially offset by a decrease in costs associated with our variable compensation programs when compared to the same period in the prior year. Included in general and administrative expenses were $562,000 and $740,000 for of the six months ended June 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 6.7% for the six months ended June 30, 2011 compared to 8.0% for the six months ended June 30, 2010.

Other income (expense). Other income was $834,000 for the six months ended June 30, 2011 compared to other expense of $59,000 for the same period in 2010. The change primarily reflects foreign currency exchange gains in 2011 compared to foreign currency exchange losses in the same period of 2010.

Income tax expense. Income tax expense of $16.9 million and $16.7 million reflect effective tax rates of 23.0% and 31.0% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the six months ended June 30, 2011 was primarily due to benefits recognized for research and development credits in the United States that were not reinstated until the end of 2010 and a higher percentage of earnings in foreign jurisdictions, which are taxed at lower rates. Additionally, during the six months ended June 30, 2011, we recorded the following discrete items: a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations, offset partially by an increase in income tax expense of $1.0 million resulting from a foreign tax audit. This compares to the following discrete items recorded during the six months ended June 30, 2010: a net tax benefit of $324,000, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore, and a net tax benefit in the United States of $1.2 million based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011 we had $281,001 in cash and cash equivalents, short-term investments and long-term investments (total cash and investments) compared to $216,782 at December 31, 2010. This increase is due primarily from cash flows generated by our operations.

A summary of cash provided by (used in) operating, investing and financing activities were as follows during the six months ended June 30, 2011 (in thousands):

Net cash provided by operating activities	$58,305
Net cash used in investing activities	(30,045)
Net cash provided by financing activities	18,681
Effect of exchange rate changes on cash and cash equivalents	556

Net increase in cash and cash equivalents	$47,497

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and provision for deferred income taxes and an increase in deferred revenue of $19.8 million. These increases in cash were offset partially by a $25.7 million decrease in other liabilities and a $10.0 million increase in inventories. The decrease in other liabilities primarily reflects payment of our 2010 variable cash compensation programs and income taxes paid during the first half of the year. The increase in inventories is primarily due to an increase in spare parts inventory to support our installed based products and an increase in EUV inventory.

Investing Activities

The primary use of cash in investing activities during the six months ended June 30, 2011 reflects purchases of available-for-sale securities, net of sales of maturities, of $17.0 million, capital expenditures of $9.3 million related primarily to our investment in EUV, and the acquisition of eDiag for $3.8 million, net of cash acquired, as noted below.

On April 1, 2011, we acquired all of the outstanding equity of eDiag for consideration totaling $15.0 million payable in cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on each of April 1, 2012, 2013 and 2014. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates.

Financing Activities

The primary sources of cash provided by financing activities during the six months ended June 30, 2011 are $14.9 million of proceeds from the exercise of employee stock options and $3.8 million of excess tax benefits related to the stock option exercises.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, and in particular to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in 2011 to be approximately $35.0 million, a significant portion of which will relate to purchases of equipment and facility improvements associated with EUV and TCZ product development and manufacturing.

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months.

It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the six months ended June 30, 2011, we had no purchases under this program and $57.8 million remain available for repurchase under this program.

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

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:

Acquisition. As disclosed in Note 14 to our unaudited consolidated financial statements in Part I, Item 1 of this report, we acquired all of the outstanding equity of eDiag on April 1, 2011. Pursuant to the purchase agreement, we acquired eDiag for consideration totaling $15.0 million cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on April 1, 2012, 2013 and 2014. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report for a description of recently issued accounting standards, including our expected dates of adoption and estimated effects on our results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK

We conduct business in several international currencies through our global operations. Our foreign currency hedging program manages fluctuations in the value of the Japanese Yen, the South Korean Won, the Euro and the Taiwanese Dollar. Our foreign currency risk falls into two primary categories.

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency, primarily for the purchases of our products for resale under firm third-party sales commitments. In this instance, we enter into derivative financial instruments; principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions.

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

The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse effect on income before income taxes of approximately $72,000 and $2.8 million at June 30, 2011 and 2010, respectively. The adverse effect at June 30, 2011 and 2010 is after consideration of the offsetting effect of approximately $9.5 million and $7.0 million, respectively, from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At June 30, 2011, we had outstanding forward contracts to buy $449,000 in exchange for Japanese Yen, $35.5 million in exchange for South Korean Won, $13.0 million in exchange for Taiwanese Dollars and to sell $7.0 million in exchange for Euros. These contracts expire on various dates through April 2012. The fair value of all our forward contracts totaled an asset of $192,000 and a liability of $925,000 at June 30, 2011.

INVESTMENT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of June 30, 2011 would decrease by $406,000.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead times from our customers;

•	the mix of light source models, and the level of installed base products revenue in our total revenue;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs, in particular, EUV sources;

•	research and development costs incurred to develop new technologies;

•	demand for our EUV sources;

•	global demand for flat panel displays, in particular, for LTPS – LCD and OLED displays;

•	demand for silicon crystallization tools used in the manufacture of LTPS – LCD and OLED displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	natural events such as severe weather and earthquakes in the locations in which we, our customers or our suppliers operate;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

Revenue from installed base products has grown as a percentage of our total revenue. The revenue from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems, the rate of growth of our installed base, and the mix of pulses from our various light source models. Our operating results for a particular period may be adversely affected if our customers reduce usage rates, or change their buying patterns, or if we incur higher parts replacement or service costs. Because we sell a limited number of light source systems, the precise timing for recognizing revenue from an order may have a significant effect on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, or product acceptance or due to an unexpected material surge in demand. Our light source systems used in a production environment generate installed base product revenue based on system usage, which may also vary period to period. Additionally, we may be required to defer revenue associated with contracts that contain multiple deliverables.

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

	Six Months Ended June 30,
	2011	2010
ASML	39%	29%
Nikon	10%	13%
Samsung	9%	11%

Total	58%	53%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition. These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	June 30, 2011	December 31, 2010
ASML	28%	31%
Nikon	14%	16%
Samsung	4%	4%

Total	46%	51%

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

The majority of our revenue is derived from selling our light source systems and supporting the installed base of light source systems being used in production. *

We expect sales of our light source systems, including KrF and ArF systems, and the products in support of the installed base of light source systems to continue to account for a majority of our revenue in the near term. Continued market acceptance of our light source systems and installed base products is, therefore, critical to our future success. The rate at which chipmakers adopt light sources may vary, for reasons including:

•	performance of ArF immersion-specific resists;

•	potential shortages of specialized materials used in DUV optics;

•	the productivity of double-patterning ArF lithography tools;

•	our ability to develop and introduce an EUV source that meets customer specifications and our customers’ and chipmakers’ adoption of our EUV technology;

•	consolidation of chipmakers; and

•	the level of demand for chips with ever-smaller feature sizes.

We cannot guarantee that these factors can or will be overcome or that the demand for our light source systems and installed base products will not be materially reduced. The demand for our light source systems and installed base products, and therefore our operating results, financial condition and cash flows could be adversely affected by a number of factors, including:

•	a decline in demand for our customers’ photolithography tools;

•	a decline in chipmaker light source utilization rates or retirement of light sources in our installed base;

•	a failure to achieve continued market acceptance of our products;

•	a failure to manage customer satisfaction, product reliability, or maintain the effectiveness of direct field support;

•	a failure to release enhanced versions of our products on a timely basis or to successfully develop and introduce EUV sources that meet customer specifications;

•	a failure to meet certain performance specifications on EUV sources;

•	a deterioration in global economic conditions;

•	the introduction of one or more improved versions of light sources by our competitors; and

•	technological changes that we are unable to address with our products.

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

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; Our EUV sources could fail to meet customer specifications or not be delivered on time.*

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. These expenditures are reflected in our research and development expenses in our unaudited consolidated statements of operations, as well as inventory and property, plant and equipment in our unaudited consolidated balance sheets. In 2010, we shipped four EUV pilot sources and we are planning to deliver additional pilot EUV sources in 2011. We will record revenue associated with these EUV sources when customer acceptance is received.

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits. We may not be able to introduce commercial EUV systems on time, or at all. If we are not able to meet customer specifications, or have reliability or performance problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if our inventory balances exceed the net realizable value under the related contracts, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges of our inventory and/or property, plant and equipment, reduced orders, order cancellations, higher manufacturing costs, delays in acceptance of and payment for new products, product rejections, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. For example, we have entered into a multi-year supply agreement for EUV sources with ASML, one of our significant customers for DUV light sources. Significant setbacks in our EUV program, or disagreement with ASML regarding its specifications for commercial systems, could impact the amount and timing of purchases of DUV light sources by ASML. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

We could fail to penetrate the display market and may not achieve profitability in our TCZ operating segment.*

Our TCZ operating segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including LTPS-LCD and OLED displays. The manufacture of silicon crystallization tools is a new market for us and involves numerous risks. The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of LTPS—LCD and OLED manufacturers and the concentrated nature of LTPS—LCD and OLED end-use applications.

We may not experience sufficient demand for TCZ’s silicon crystallization tools for LTPS-LCD and OLED processing in the manufacture of displays. We have shipped, installed, and received customer acceptance for two TCZ tools for flat panel display fabrication. We have received several additional orders for TCZ tools and will record revenue associated with these tools when customer acceptance is received. If future tools do not meet customer specifications or the customers decide not to place follow-on orders for additional tools, we may experience damage to our reputation among manufacturers of LTPS-LCD and OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our silicon crystallization tool operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

We face competition in the DUV and EUV lithography market and could face additional competition if other competitors enter the market. *

Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. The principal elements of competition in our markets are the technical performance characteristics of light source products and the operating efficiency of the system, which is based on availability, reliability, performance efficiency, cost of ownership, and overall quality.

We currently have one DUV light source competitor, Gigaphoton. Gigaphoton is a wholly owned subsidiary of Komatsu and is headquartered in Japan. Our customers have purchased products from Gigaphoton and have qualified Gigaphoton’s DUVlight source systems for use with their products. Additionally, Gigaphoton’s DUV light sources have been qualified by a number of chipmakers in Europe, Japan, other regions in Asia and the United States, and Gigaphoton has an installed base of light source systems at chipmakers in these regions. We also face competition from both Gigaphoton and Ushio in the development of EUV source technology.

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

We face strong competition in the flat panel display market from a number of established competitors, including Japan Steel Works, AP Systems, Sumitomo Heavy Industries and others. Many of these companies have been qualified by a number of display makers in Japan, South Korea, Taiwan and China, and have a number of tools currently installed. In addition to the competitors mentioned above, there are other potential competitors that provide equipment for crystallization that uses a thermal source, rather than a laser, to perform crystallization.

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

International operations expose us to foreign currency exchange rate fluctuations for all foreign currencies in which we do business, and we may be materially adversely affected by these fluctuations. *

We have international subsidiaries that operate in foreign currencies. All of our international subsidiaries purchase inventory in U.S. Dollars from either our manufacturing facility in San Diego or from our South Korean subsidiary and, in many cases, resell these products to their customers in their local currency. In addition, we purchase certain inventory in Euros. We hedge the foreign currency risks associated with these intercompany transactions by entering into forward contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

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

We believe it is critical for us to provide quick and responsive support directly to our chipmaker and direct customers who use our light source products in their photolithography systems as well as to display manufacturers that purchase our silicon crystallization tools. It is also essential to have well trained field service engineers to provide the high level of support that our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with service locations in China, Europe, Japan, Singapore, South Korea, Taiwan and the United States. This requires us to do the following:

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

Operations at our primary manufacturing facility in San Diego and our refurbishment facility in South Korea and operations at our suppliers are subject to disruption for a variety of reasons, including but not limited to work stoppages, terrorism, political turmoil, fire, earthquake, energy shortages, flooding or other natural disasters. Such disruptions could cause delays in shipments of our products to our customers. Our San Diego facility, where we build our light source systems and replacement parts, poses the greatest risk. We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms, or at all. Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

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

Economic, political, regulatory and other events in geographic areas where we have significant revenue or operations could interfere with our business.*

We serve a global market and a large portion of our revenue is derived from customers outside of the United States. We expect our international sales to continue to account for the majority of our total revenue. In order to support our foreign customers, we maintain a refurbishment facility in South Korea as well as field support facilities in Japan, the Netherlands, China, Singapore and Taiwan.

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

The integration and operation of eDiag may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisition. We may also acquire other businesses or enter new markets that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial challenges.*

The risks involved with acquisitions, including the acquisition and integration of eDiag, mergers, and joint ventures or entering a new market include the following:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the second quarter of 2011, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at June 30, 2011. The program does not have a fixed expiration date and may be discontinued at any time.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

(a)	None.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

10.1#	Summary Description of Cymer, Inc. Long-Term Incentive Program.

10.2#	2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Form 8-K filed on May 23, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: July 28, 2011	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)