Form 10-Q
period 2011-09-30
CYMER INC
filed 2011-10-27
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on October 13, 2011 was 30,569,063.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2011

ITEM 1. Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$117,031	$154,312
Restricted cash	5,790	0
Short-term investments	112,808	54,964
Accounts receivable - net of allowance for doubtful accounts of $587 and $606, respectively	123,797	127,747
Inventories	228,172	213,002
Deferred income taxes	15,237	11,961
Other current assets	56,911	55,027

Total current assets	659,746	617,013
Long-term investments	47,121	7,506
Property, plant and equipment - net of accumulated depreciation of $180,018 and $179,849, respectively	111,174	104,705
Deferred income taxes	38,862	35,690
Goodwill	16,639	8,833
Intangible assets - net of accumulated amortization of $14,365 and $13,499, respectively	10,176	7,645
Other assets	7,212	5,939

Total assets	$890,930	$787,331

LIABILITIES
Current liabilities:
Accounts payable	$36,724	$27,731
Deferred revenue	50,632	30,593
Deferred income taxes	119	0
Other current liabilities	44,447	68,121

Total current liabilities	131,922	126,445
Deferred revenue	3,421	690
Deferred income taxes	657	21
Other liabilities	25,911	21,920

Total liabilities	161,911	149,076

COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 43,980,000 shares issued and 30,568,000 shares outstanding at September 30, 2011; 43,232,000 shares issued and 29,820,000 shares outstanding at December 31, 2010	44	43
Additional paid-in capital	651,270	620,272
Treasury stock, at cost (13,412,000 common shares at September 30, 2011 and December 31, 2010, respectively)	(492,890)	(492,890)
Accumulated other comprehensive loss	(10,886)	(2,881)
Retained earnings	581,481	513,711

Total equity	729,019	638,255

Total liabilities and equity	$890,930	$787,331

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$128,698	$141,710	$441,331	$387,355
Cost of revenue	63,635	73,245	212,571	192,583

Gross profit	65,063	68,465	228,760	194,772

Operating expenses:
Research and development	35,240	22,648	93,474	64,150
Sales and marketing	6,200	5,726	18,226	17,192
General and administrative	10,217	9,893	31,085	29,450

Total operating expenses	51,657	38,267	142,785	110,792

Operating income	13,406	30,198	85,975	83,980

Other (expense) income:
Foreign currency exchange (loss) gain	(30)	39	875	(17)
Interest income	205	125	467	392
Interest expense	(184)	(100)	(521)	(416)
Other income	(3)	0	0	46

Total other (expense) income	(12)	64	821	5

Income before income taxes	13,394	30,262	86,796	83,985
Income tax expense	2,144	9,381	19,026	26,035

Net income	$11,250	$20,881	$67,770	$57,950

Net loss attributable to noncontrolling interest in subsidiary	0	0	0	148

Net income attributable to Cymer, Inc.	$11,250	$20,881	$67,770	$58,098

Earnings per share:
Basic	$0.37	$0.71	$2.23	$1.95

Diluted	$0.36	$0.70	$2.19	$1.94

Weighted average shares outstanding:
Basic	30,555	29,544	30,428	29,752

Diluted	30,992	29,910	30,991	29,973

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11,250	$20,881	$67,770	$57,950
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,143)	7,247	(7,958)	7,467
Unrealized (losses) gains on available-for-sale investments, net of income tax (benefit) expense of ($54), $16, ($50) and ($4), respectively	(88)	27	(81)	(5)
Unrealized gains (losses) on foreign currency forward exchange contracts, net of income tax expense (benefit) of $29, $43, $23 and ($132), respectively	47	63	38	(194)
Unrealized pension losses	(2)	(10)	(4)	(17)

Total other comprehensive (loss) income	(14,186)	7,327	(8,005)	7,251

Comprehensive (loss) income	$(2,936)	$28,208	$59,765	$65,201
Comprehensive loss attributable to noncontrolling interest in subsidiary	0	0	0	148

Comprehensive (loss) income attributable to Cymer, Inc.	$(2,936)	$28,208	$59,765	$65,349

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total
BALANCE, DECEMBER 31, 2010	43,232	$43	$620,272	(13,412)	($492,890)	($2,881)	$513,711	$638,255
Exercise of common stock options	433	1	14,669	0	0	0	0	14,670
Issuance of shares upon vesting of restricted stock unit awards	307	0	0	0	0	0	0	0
Issuance of employee stock plan purchase shares	8	0	353	0	0	0	0	353
Employee stock-based compensation	0	0	11,960	0	0	0	0	11,960
Income tax benefit from stock option exercises	0	0	4,016	0	0	0	0	4,016
Net income	0	0	0	0	0	0	67,770	67,770
Other comprehensive income
Foreign currency translation adjustments	0	0	0	0	0	(7,958)	0	(7,958)
Unrealized losses on available-for-sale investments, net of tax	0	0	0	0	0	(81)	0	(81)
Unrealized gains on forward exchange contracts, net of tax	0	0	0	0	0	38	0	38
Unrealized pension losses, net of tax	0	0	0	0	0	(4)	0	(4)

BALANCE, SEPTEMBER 30, 2011	43,980	$44	$651,270	(13,412)	($492,890)	($10,886)	$581,481	$729,019

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$67,770	$57,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,744	14,747
Stock-based compensation	11,960	8,036
Bad debt expense (recoveries)	6	(911)
Excess tax benefits from stock option exercises	(3,902)	(1,519)
Provision for deferred income taxes	(2,398)	(2,927)
Loss on disposal or impairment of property, plant and equipment	127	132
Change in assets and liabilities:
Restricted cash	(5,790)	1,265
Accounts receivable	3,836	(49,122)
Accounts receivable, related party	0	732
Inventories	(21,666)	(29,959)
Other assets	(2,968)	(3,366)
Accounts payable	7,502	13,659
Accounts payable, related party	0	(9,273)
Deferred revenue	20,895	1,498
Other liabilities	(29,740)	16,124

Net cash provided by operating activities	60,376	17,066

Investing activities:
Acquisition of property, plant and equipment	(14,837)	(11,440)
Cash paid for acquisition of eDiag, net of cash acquired	(3,785)	0
Purchases of investments	(204,131)	(66,008)
Proceeds from sold or matured investments	105,952	68,184

Net cash used in investing activities	(116,801)	(9,264)

Financing activities:
Proceeds from issuance of common stock	14,966	4,136
Purchase of noncontrolling interest	0	(2,186)
Excess tax benefits from stock option exercises	3,902	1,519
Repurchase of common stock into treasury	0	(19,310)
Payments under capital lease obligations	(83)	0

Net cash provided by (used in) financing activities	18,785	(15,841)

Effect of exchange rate changes on cash and cash equivalents	359	1,694

Net decrease in cash and cash equivalents	(37,281)	(6,345)
Cash and cash equivalents at beginning of the period	154,312	118,381

Cash and cash equivalents at end of the period	$117,031	$112,036

Supplemental disclosure of cash flow information:
Interest paid	$193	$259

Income taxes paid	$34,379	$29,733

Supplemental disclosure of non-cash operating, investing and financing activities:
Net increase (decrease) in acquisition of property and equipment included in accounts payable	$695	$(783)

Net decrease in in-transit proceeds from issuance of common stock	$(57)	$(36)

Property and equipment acquired under capital lease obligations	$583	$23

Future install payments for acquisition of eDiag	$(8,297)	$0

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended September 30, 2011

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

We manufacture our products primarily at our San Diego headquarters, and we also conduct refurbishment manufacturing activities for replacement parts at our South Korean subsidiary. We sell our products to customers primarily in the United States, Europe, Japan, Taiwan, South Korea and other Asian countries. We provide customer support from our San Diego headquarters, and from our field offices located throughout China, Japan, the Netherlands, Singapore, South Korea, Taiwan and the United States.

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

Concentrations

Sales to ASML and Nikon, two of our three lithography tool manufacturing customers, and Samsung, one of our chipmaker customers, amounted to 29%, 9% and 12%, respectively, of total revenue for the three months ended September 30, 2011 and 36%, 10% and 10%, respectively, for the nine months ended September 30, 2011. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

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

Newly Issued Accounting Standards

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We plan to early adopt this revised guidance during the annual goodwill impairment test in the year ended December 31, 2011, and do not expect that the adoption will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These new standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. These amended standards will affect the presentation of other comprehensive income but will not affect our financial position or results of operations.

In May 2011, the FASB revised requirements in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, for measuring fair value and for disclosing information about fair value measurements, in order to align principles for fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. A number of new measurement and disclosure requirements are included in these amendments, which will be effective during the interim and annual periods beginning after December 15, 2011 on a prospective basis. We do not expect adoption of these amendments to have a material effect on our consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

We account for our financial assets and liabilities that are being measured and reported on at fair value on a recurring basis per the provisions of the authoritative guidance for fair value measurements. This includes certain items we report in cash equivalents and available-for-sale securities within our cash and cash equivalents, and short and long term investments on the accompanying unaudited consolidated balance sheets. In addition, our derivatives, which consist of foreign currency forward exchange contracts, are reported at fair value and are included in the scope of the authoritative guidance for fair value measurements and disclosures.

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

Preferred Stock

We hold preferred stock which was valued at zero at September 30, 2011 and December 31, 2010. On August 4, 2010 the issuer of the preferred stock filed Chapter 11 bankruptcy protection, and we believe it is unlikely we will receive any future cash flow from this preferred stock.

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended September 30, 2011 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 6, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

		September 30, 2011	Fair Value Measurements at Reporting Date Using:
			Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents		$72,460	$57,429	$15,031	$0
Restricted cash		5,790	5,790	0	0
Short-term investments:
Corporate debt securities		54,533	0	54,533	0
U.S. government securities		38,666	0	38,666	0
Municipal bonds		19,609	0	19,609	0
Long-term investments:
Corporate debt securities		33,097	0	33,097	0
U.S. government securities		14,024	0	14,024	0
Foreign currency forward exchange contracts	(2)	3,141	0	3,141	0

		$241,320	$63,219	$178,101	$0

Liabilities:
Foreign currency forward exchange contracts	(3)	$(744)	$0	$(744)	$0

		$(744)	$0	$(744)	$0

		December 31, 2010	Fair Value Measurements at Reporting Date Using:
			Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents		$85,121	$66,511	$18,610	$0
Short-term investments:
Corporate debt securities		31,731	0	31,731	0
U.S. government securities		17,457	0	17,457	0
Municipal bonds		5,776	0	5,776	0
Long-term investments:
Corporate debt securities		5,611	0	5,611	0
U.S. government securities		1,895	0	1,895	0

		$147,591	$66,511	$81,080	$0

Liabilities:
Foreign currency forward exchange contracts	(3)	$(1,064)	$0	$(1,064)	$0

		$(1,064)	$0	$(1,064)	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.

(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.

(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the nine months ended September 30, 2011. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the nine months ended September 30, 2011, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at September 30, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$44,571	$0	$0	$44,571
Cash equivalents:
Money market funds	54,429	0	0	54,429
Certificate of deposits	3,000	0	0	3,000
Corporate debt securities	15,034	0	(3)	15,031

Total cash and cash equivalents	$117,034	$0	$(3)	$117,031

Short-term investments:
Corporate debt securities	54,571	1	(39)	54,533
U.S. government securities	38,669	1	(4)	38,666
Municipal bonds	19,608	3	(2)	19,609

Total short-term investments	$112,848	$5	$(45)	$112,808

Long-term investments:
Corporate debt securities	33,188	2	(93)	33,097
U.S. government securities	14,035	0	(11)	14,024

Total long-term investments	$47,223	$2	$(104)	$47,121

Total cash, cash equivalents and investments	$277,105	$7	$(152)	$276,960

Cash, cash equivalents and investments at December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$69,191	$0	$0	$69,191
Cash equivalents:
Money market funds	36,504	0	0	36,504
Certificate of deposits	30,007	0	0	30,007
Municipal bonds	13,064	0	(2)	13,062
Corporate debt securities	5,551	0	(3)	5,548

Total cash and cash equivalents	$154,317	$0	$(5)	$154,312

Short-term investments:
Corporate debt securities	31,722	13	(4)	31,731
U.S. government securities	17,465	0	(8)	17,457
Municipal bonds	5,774	2	0	5,776

Total short-term investments	$54,961	$15	$(12)	$54,964

Long-term investments:
Corporate debt securities	5,619	0	(8)	5,611
U.S. government securities	1,898	0	(3)	1,895

Total long-term investments	$7,517	$0	$(11)	$7,506

Total cash, cash equivalents and investments	$216,795	$15	$(28)	$216,782

As of September 30, 2011, the contractual maturities of our cash equivalents and investments were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$185,311	$185,268
Due after one year through five years	47,223	47,121

	$232,534	$232,389

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at September 30, 2011.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$66,032	$62,562
Work-in-progress	36,294	43,190
Finished goods	125,846	107,250

	$228,172	$213,002

5. GOODWILL

The following table provides the changes in the carrying amount of goodwill, all of which is allocated to our Cymer operating segment (in thousands):

September 30, 2011
Balance at January 1	$8,833
Goodwill recorded in connection with the acquisition of eDiag (see Note 14)	8,483
Foreign currency translation adjustments	(677)

Balance at September 30	$16,639

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations with certain transactions denominated in local currencies, such as Japanese Yen, South Korean Won, Taiwanese Dollars and Euros. We use derivative financial instruments, such as forward exchange contracts, to hedge certain forecasted foreign denominated transactions expected to occur over the next twelve months. The purpose of our derivative financial instruments is to mitigate the effect of the exchange rate fluctuations on certain foreign currency denominated revenue, costs and cash flows. We do not enter into derivative instruments for speculative purposes.

Our foreign currency risk falls into two primary categories. First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. To mitigate this risk, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges to mitigate fluctuations in the gross profit margins of these forecasted transactions. We also occasionally enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in depreciation expense when we anticipate purchasing a capital asset in a currency other than the functional currency of the subsidiary purchasing the asset. Designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. We record changes in the fair value of the effective portion of these hedges in accumulated other comprehensive income (loss), and subsequently reclassify the gain or loss to cost of revenue in the same period that the related sale is made to the third party. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in cost of revenue in the unaudited consolidated statements of operations.

As mentioned above, gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the unaudited consolidated statements of operations. Once the underlying transaction is recorded, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenue and cease to apply hedge accounting treatment. Once the derivative has been de-designated, we cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). We reclassify the accumulated gain or loss held in accumulated other comprehensive income (loss) into cost of revenue in the same period that the related sale is made to the third party, or into depreciation expense over the life of the capital asset when placed into service. The cash flows resulting from forward exchange contracts are classified in the unaudited consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited consolidated statements of operations do not include such gains or losses. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.

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

The U.S. dollar equivalent of all outstanding notional amounts of forward contracts was as follows (in thousands):

Buy/Sell:	September 30, 2011
U.S. Dollar/Japanese Yen	$1,040
U.S. Dollar/South Korean Won	$33,000
U.S. Dollar/Taiwanese Dollars	$13,500
Euros/U.S. Dollar	$41,500

The fair value of all of our forward contracts totaled to an asset of $3.1 million and a liability of $744,000 at September 30, 2011 and a liability of $1.1 million at December 31, 2010.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$70	$0	Other current liabilities	$7	$0

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	3,217	60	Other current liabilities	883	1,124

		$3,287	$60		$890	$1,124

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	Location in financial statements	2011	2010	2011	2010
Loss recognized in OCI on derivative (effective portion)	OCI	$76	$106	$61	$(326)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of revenues	$(22)	$(704)	$(35)	$(603)
Gain (loss) recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenues	$(12)	$20	$(11)	$19
Derivatives not designated as hedging instruments:
Gain (loss) recognized in income on derivatives	Foreign currency exchange gain (loss)	$3,492	$(1,265)	$3,526	$(3,838)

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of September 30, 2011, we have a total credit exposure of $3.1 million from nonperformance of foreign exchange hedging counterparties.

7. BALANCE SHEET DETAILS

Details of other assets and other liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Other current assets:
Prepaids and other	$34,198	$32,705
Income taxes receivable	19,572	22,322
Foreign exchange contracts receivable	3,141	0

	$56,911	$55,027

	September 30, 2011	December 31, 2010
Other current liabilities:
Accrued payroll and benefits	$21,027	$39,340
Accrued warranty	10,783	11,050
Income taxes payable	1,577	8,607
Other	11,060	9,124

	$44,447	$68,121

	September 30, 2011	December 31, 2010
Other liabilities:
Accrued income taxes	$11,383	$14,731
Other	14,528	7,189

	$25,911	$21,920

8. EQUITY

Equity Incentive Plan

In May 2011, at our annual meeting of stockholders, our stockholders approved our 2011 Equity Incentive Plan (the “Incentive Plan”), which replaced our 2005 Equity Incentive Plan (“Prior Plan”). The Incentive Plan provides for the issuance of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, non-employee directors and consultants. The Incentive Plan is a successor to our Prior Plan. Following the date approved by our stockholders, any shares available for issuance under our Prior Plan became available for issuance under the Incentive Plan, and any outstanding stock awards that terminate or expire under the Prior Plan that would have reverted to the share reserve of the Prior Plan will become available for issuance under the Incentive Plan. The number of shares available for grant under the Incentive Plan was 2,076,500 at September 30, 2011.

Stock Options, Restricted Stock Unit Awards (“RSUs”) and Performance-Based Restricted Stock Unit Awards (“PRSUs”).

Stock options granted have an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted generally vest over a three-year period following the date of grant. We also grant performance-based restricted stock unit awards to our executive officers and certain key management. The number of shares granted is subject to increase or decrease based upon actual performance against performance measures approved by the Compensation Committee of our Board of Directors.

The table below summarizes the total number of shares granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options (1)	31,500	20,000	61,500	60,000
RSUs (2)	124,610	66,060	513,266	289,659
PRSUs (3)	4,480	18,660	167,980	291,760

	160,590	104,720	742,746	641,419

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of grant for 2011 and date of hire for 2010. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.

(2)	RSUs generally vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

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

The following weighted average assumptions were used for stock options granted during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility rate	42%	43%	41%	44%
Risk free interest rate	1.70%	1.46%	2.02%	1.93%
Expected term (in years)	3.03	3.10	3.09	3.00

Share-Based Compensation Expense

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$373	$347	$1,109	$1,105
RSUs	2,713	1,093	6,951	2,993
PRSUs	1,606	1,416	3,900	3,938

	$4,692	$2,856	$11,960	$8,036

Stock Repurchase Program

In April 2008, our board of directors authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended September 30, 2011, no shares were repurchased under this program. As of September 30, 2011, $57.8 million remains available for share repurchases under this program.

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$(10,552)	$(2,594)
Unrealized losses on available-for-sale investments, net of tax	(89)	(8)
Net unrealized gains on foreign currency forward exchange contracts, net of tax	38	0
Unrealized pension losses, net of tax	(283)	(279)

Accumulated other comprehensive loss	$(10,886)	$(2,881)

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

The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Cymer, Inc.	$11,250	$20,881	$67,770	$58,098
Denominator:
Weighted average common shares	30,555	29,544	30,428	29,752
Effect of dilutive securities	437	366	563	221

Denominator for diluted earnings per share	30,992	29,910	30,991	29,973

Earnings per share:
Basic	$0.37	$0.71	$2.23	$1.95

Diluted	$0.36	$0.70	$2.19	$1.94

Anti-dilutive securities excluded from the computation of diluted earnings per share	325	1,127	115	1,324

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

Income tax expense of $2.1 million and $19.0 million reflect effective tax rates of 16% and 22% for the three and nine months ended September 30, 2011, respectively. Our effective tax rates for the three and nine months ended September 30, 2011 were less than the United States federal statutory rate of 35% due primarily to benefits recognized for research and development credits and manufacturing deductions in the United States, as well as lower tax rates on earnings in foreign jurisdictions. Additionally, during the three months ended September 30, 2011, we recorded as a discrete item a decrease in income tax expense of $1.0 million related to the successful appeal of a foreign tax audit. During the nine months ended September 30, 2011, we recorded as a discrete item a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations.

Income tax expense of $9.4 million and $26.0 million reflect an effective tax rate of 31.0% for the three and nine months ended September 30, 2010. Our effective tax rate for the three and nine months ended September 30, 2010 was less than the United States federal statutory rate of 35% due primarily to a benefit from manufacturing deductions in the United States, offset partially by state income taxes net of federal benefit. Additionally, we recorded the following discrete items during the nine months ended September 30, 2010: a net tax benefit of $324,000, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore, and a net tax benefit in the United States of $1.2 million based on our estimate of the outcome of a foreign tax audit.

As of September 30, 2011, the balance of our net unrecognized tax benefits is $11.4 million, a decrease of $3.3 million from December 31, 2010. This decrease is due primarily to the expiration of a foreign statute of limitations noted above, offset partially by an increase of $437,000 associated with the acquisition of eDiag. The remaining changes reflect accrued interest and changes in foreign exchange rates.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2007 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions.

Several of our subsidiaries are currently under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and results of operations. However, based on the status of the various examinations or appeals in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

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

The following provides the changes in the product warranty accrual (in thousands):

Nine Months Ended September 30, 2011
Balance at January 1	$11,050
Accruals for warranties issued during the year	10,364
Changes in liability related to pre-existing warranties	(7,758)
Warranty expenditures (1)	(2,873)

Balance at September 30	$10,783

(1)	Warranty expenditures are net of consumed parts returned of $1,149.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of September 30, 2011, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

We are from time to time party to legal actions in the normal course of business. Management does not expect the outcome of legal action to have a material effect on our operating results, financial condition and cash flows.

13. SEGMENT OPERATIONS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010 (2)
Revenue:
Cymer	$128,701	$141,911	$438,741	$383,200
TCZ	0	8	2,775	4,570
Reconciling items (1)	(3)	(209)	(185)	(415)

	$128,698	$141,710	$441,331	$387,355

Operating income (loss):
Cymer	$18,006	$33,822	$99,103	$92,593
TCZ	(4,600)	(3,633)	(13,128)	(8,648)
Reconciling items (3)	0	9	0	35

	$13,406	$30,198	$85,975	$83,980

	September 30, 2011	December 31, 2010
Total assets:
Cymer	$862,641	$775,648
TCZ	28,289	11,940
Reconciling items (3)	0	(257)

	$890,930	$787,331

(1)	Reconciling items represent intercompany revenue between segments.

(2)	TCZ operating loss is presented net of noncontrolling interest.

(3)	Reconciling items represent unallocated items not segregated between the two segments.

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

We recorded the fair value of identifiable intangible assets, consisting of developed technology, in the amounts of $3.7 million using an income valuation approach. The income valuation approach is based on Level 3 inputs in the fair value hierarchy. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. The developed technology is being amortized using the straight-line method over its estimated economic life of 5.0 years. Amortization expense, recognized in cost of sales, for the period from the acquisition date through September 30, 2011 was $369,000 and is estimated to be approximately $738,000 per year through March 31, 2016.

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

OVERVIEW

Revenue of $128.7 million in the third quarter of 2011 represented a 9% decrease over the third quarter of 2010 and a 19% decrease over the second quarter of 2011. The decrease over the third quarter of 2010 and second quarter of 2011 is primarily due to decreased demand for light source systems as chipmakers assess their upcoming capital investment needs.

Our installed base product revenue increased 3% over the third quarter of 2010 primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by argon fluoride (“ArF”) systems. The slight decrease from the second quarter of 2011 was due primarily to a decrease in sales of spares parts, while revenue generated from our OnPulse product continued to show growth. We now have over 1,600 light sources under OnPulse coverage.

Our deep ultraviolet (“DUV”) book-to-bill ratio, which includes source systems and replacement parts, for the quarter ended September 30, 2011 was 0.97 compared to 1.01 for the quarter ended September 30, 2010. The decrease in book-to-bill year over year primarily reflects a decrease in the demand for DUV light source systems in the third quarter of 2011, as noted above.

Gross margin was 50.6% in the third quarter of 2011, an increase from gross margin of 48.3% in the third quarter of 2010 and a decrease from 53.2% in the second quarter of 2011. The increase in gross margin over the prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution, lower warranty expenses, offset partially by an increase in freight expense. The decrease in gross margin from the second quarter of 2011 was driven primarily by an increase in costs associated with our installed base products and an increase in freight expense, offset partially by a decrease in warranty expense.

Operating expenses of $51.7 million in the third quarter of 2011 represents a 35% increase over the third quarter of 2010 and a 9% increase over the second quarter of 2011. The increase in operating expenses is primarily due to our increased investments in EUV source technology. Operating expenses as a percentage of net sales increased to 40.2% in the third quarter of 2011, compared to 27.0% in the third quarter of 2010 and 29.9% in the second quarter of 2011.

As a result of the above, we reported third quarter 2011 net income of $11.3 million, compared to $20.9 million of net income in the third quarter of 2010 and $27.7 million of net income in the second quarter of 2011. Additionally, our cash and investments increased to $277.0 million at September 30, 2011. Net cash provided by operations for the nine months ended September 30, 2011 was $60.4 million.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0
Cost of revenue	49.4	51.7	48.2	49.7

Gross profit	50.6	48.3	51.8	50.3

Operating expenses:
Research and development	27.4	16.0	21.2	16.6
Sales and marketing	4.8	4.0	4.1	4.4
General and administrative	8.0	7.0	7.0	7.6

Total operating expenses	40.2	27.0	32.3	28.6

Operating income	10.4	21.3	19.5	21.7
Other income (expense)	0.0	0.0	0.2	0.0

Income before income taxes	10.4	21.3	19.7	21.7
Income tax expense	1.7	6.6	4.3	6.7

Net income	8.7	14.7	15.4	15.0

Net loss attributable to noncontrolling interest in subsidiary	0.0	0.0	0.0	0.0

Net income attributable to Cymer, Inc.	8.7%	14.7%	15.4%	15.0

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light source systems and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. The discussion which follows for revenue, cost of revenue and operating expenses includes our unaudited consolidated results and identifies those amounts associated with the TCZ segment, which are included in the unaudited consolidated amounts, for the three and nine months ended September 30, 2011 and 2010. Additional information regarding our reporting segments is contained in Note 13 to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Three Months Ended September 30, 2011 and 2010

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended September 30,		Growth/Decline
	2011	2010	Dollars	Percent
Cymer:
Light source systems revenue	$38,584	$54,431	$(15,847)	(29%)

Light source system units sold	25	35	(10)	(29%)

Light source systems average selling price (1)	$1,559	$1,583	$(24)	(2%)

Installed base product revenue	$90,114	$87,279	$2,835	3%

TCZ revenue	$—	$—	$—

Total revenue	$128,698	$141,710	$(13,012)	(9%)

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue decreased primarily due to decreased demand for light source systems as chipmakers assess their upcoming capital investment needs. The average selling price of our light source systems decreased slightly due to a change in the product mix of light source systems sold when compared to the same period in the prior year, as krypton fluoride (“KrF”) light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by ArF light source systems.

Sales to ASML, Nikon and Samsung amounted to 29%, 9% and 12%, respectively, of total revenue for the quarter ended September 30, 2011, and 31%, 15% and 10%, respectively, of total revenue for the quarter ended September 30, 2010.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended September 30,		Growth/Decline
	2011	2010	Dollars	Percent
United States	$50,274	$57,073	$(6,799)	(12%)
Japan	21,376	28,291	(6,915)	(24%)
South Korea	24,306	22,139	2,167	10%
Taiwan	13,629	14,982	(1,353)	(9%)
Other Asia (China and Singapore)	9,373	10,132	(759)	(7%)
Europe	9,740	9,093	647	7%

Total revenue	$128,698	$141,710	$(13,012)	(9%)

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

Our backlog for DUV source systems and replacement parts at September 30, 2011 was $53.8 million compared to $57.3 million at September 30, 2010. DUV bookings for the quarter ended September 30, 2011 and 2010 were $123.2 million and $143.4 million, respectively. The DUV book-to-bill ratio, which includes source systems and replacement parts, for the quarter ended

September 30, 2011 was 0.97 compared to 1.01 for the quarter ended September 30, 2010. The slight decrease in the backlog reflects decreased orders for replacement parts. The decrease in bookings and book-to-bill year over year primarily reflects a decrease in the demand for DUV light source systems in the third quarter of 2011 as chipmakers assess their upcoming capital investment needs.

We also had a backlog of $45.8 million for EUV 3100 sources and $34.4 million for silicon crystallization tools at September 30, 2011. Revenue will be recorded for these sources and tools when customer acceptance has occurred. We anticipate no gross profit on the EUV 3100 sources.

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

The cost of revenue decreased 13% to $63.6 million for the quarter ended September 30, 2011 from $73.2 million for the same period in the prior year. Gross profit decreased to $65.1 million with a 50.6% gross margin for the quarter ended September 30, 2011 from $68.5 million with a 48.3% gross margin for the quarter ended September 30, 2010. The decrease in gross profit from period to period was primarily due to the lower level of light source system sales for the quarter ended September 30, 2011. The increase in gross margin over the prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution, and lower warranty expenses, offset partially by an increase in freight expense. Included in cost of revenue were $680,000 and $451,000 for the quarters ended September 30, 2011 and 2010, respectively, for our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 56% to $35.2 million for the quarter ended September 30, 2011 from $22.6 million for the same period in the prior year. This increase was primarily due to our increased investment in EUV source development, including increases in headcount when compared to the same period in the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $3.2 million and $2.1 million for the quarters ended September 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, research and development expenses increased to 27.4% for the quarter ended September 30, 2011 from 16.0% for the same period in 2010.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 8% to $6.2 million for the quarter ended September 30, 2011 from $5.7 million for the same period in the prior year. The increase in sales and marketing expenses primarily reflects an increase in employee related costs due to increase headcount, increased travel and entertainment and outside services expense. These increases in expenses were partially offset by decreased costs associated with our variable compensation programs when compared to the same period in the prior year. Included in sales and marketing expenses were $503,000 and $719,000 for the quarters ended September 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, sales and marketing increased to 4.8% for the quarter ended September 30, 2011 compared to 4.0% for same period in 2010.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 3% to $10.2 million for the quarter ended September 30, 2011 from $9.9 million for the same period in the prior quarter primarily due to an increase in outside services expenses. These increases in expenses were partially offset by a decrease in costs associated with our variable compensation programs when compared to the same period in the prior year. Included in general and administrative expenses were $231,000 and $381,000 for the quarters ended September 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenue, general and administrative expenses increased to 8.0% for the quarter ended September 30, 2011 compared to 7.0% for the same period in 2010.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense was $12,000 for the quarter ended September 30, 2011 compared to other income of $64,000 for the same period in 2010.

Income tax expense. Income tax expense of $2.1 million and $9.4 million reflect effective tax rates of 16.0% and 31.0% for the three months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the three months ended September 30, 2011 was primarily due to benefits recognized for research and development credits in the United States that were not reinstated until the end of 2010 and a higher percentage of earnings in foreign jurisdictions, which are taxed at lower rates. Additionally, during the three months ended September 30, 2011, we recorded, as a discrete item, a decrease in income tax expense of $1.0 million related to the successful appeal of a foreign tax audit. Partially offsetting these decreases was a net tax benefit of $324,000 recorded as a discrete item during the quarter ended September 30, 2010, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore.

Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. Additionally, several of our subsidiaries are under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and results of operations.

Nine Months Ended September 30, 2011 and 2010

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Nine Months Ended September 30,		Growth/Decline
	2011	2010	Dollars	Percent
Cymer:
Light source systems revenue	$172,214	$134,367	$37,847	28%

Light source system units sold	122	89	33	37%

Light source systems average selling price (1)	$1,447	$1,538	$(91)	(6%)

Installed base product revenue	$266,342	$248,425	$17,917	7%

TCZ revenue	$2,775	$4,563	$(1,788)	(39%)

Total revenue	$441,331	$387,355	$53,976	14%

(1)	For purposes of calculating the average light source system selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual average selling price per light source system sold.

Total revenue increased primarily due to increased demand for light source systems and installed base products as our customers increased their investment in existing and new fab expansions compared to the prior year. The increase in light source revenues was primarily due to increased investments in ArF immersion light source systems in support of 45nm and below lithography and an increase in KrF light source system purchases when compared to the same period in the prior year. The average selling price of our light source systems decreased due to a change in the product mix of light source systems sold when compared to the same period in the prior year, as KrF light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased when compared to the same period in the prior year primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded TCZ segment revenue during the nine months ended September 30, 2011 and September 30, 2010 as a result of customer acceptance of our silicon crystallization tools.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Nine Months Ended September 30,		Growth/Decline
	2011	2010	Dollars	Percent
United States	$200,537	$154,801	$45,736	30%
Japan	71,423	73,988	(2,565)	(3%)
South Korea	69,608	63,201	6,407	10%
Taiwan	44,054	41,672	2,382	6%
Other Asia (China and Singapore)	30,381	27,584	2,797	10%
Europe	25,328	26,109	(781)	(3%)

Total revenue	$441,331	$387,355	$53,976	14%

We anticipate that international sales will continue to account for a significant portion of our sales.

Sales to ASML, Nikon, and Samsung amounted to 36%, 10% and 10%, respectively, of total revenue for the nine months ended September 30, 2011, and 30%, 15% and 10%, respectively, of total revenue for the same period in 2010.

Cost of revenues. The cost of revenues increased 10% to $212.6 million for the nine months ended September 30, 2011 from $192.6 million for the same period in 2010. Gross profit increased to $228.8 million with 51.8% gross margin for the nine months ended September 30, 2011 from $194.8 million with a 50.3% gross margin for the same period in 2010. The increase in gross profit from period to period was primarily due to the higher level of light source system and installed based product sales for the nine months ended September 30, 2011. The increase in gross margin over the prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution, and a decrease in inventory write-downs. These improvements in gross margin were partially offset by increases in warranty expenses primarily due to increased sales of source systems. Included in cost of revenue were $3.9 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively, for our TCZ segment.

Research and development. Research and development expenses increased 46% to $93.5 million for the nine months ended September 30, 2011 from $64.2 million for the same period in 2010. This increase was primarily due to our increased investment in EUV source development, including increases in headcount when compared to the same period in the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $9.7 million and $5.8 million for the nine months ended September 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, research and development expenses increased to 21.2% for the nine months ended September 30, 2011 from 16.6% for the same period in 2010.

Sales and marketing. Sales and marketing expenses increased 6% to $18.2 million for the nine months ended September 30, 2011 from $17.2 million for the same period in 2010. The increase in sales and marketing expenses primarily reflects an increase in employee related costs due to increased headcount and travel expenses partially offset by decreases in costs associated with our variable compensation programs during the period. Included in sales and marketing expenses were $1.5 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, sales and marketing decreased to 4.1% for the nine months ended September 30, 2011 compared to 4.4% for the same period in 2010.

General and administrative. General and administrative expenses increased 6% to $31.1 million for the nine months ended September 30, 2011 from $29.5 million for the same period in 2010, primarily due to an increase in employee related costs due to increased headcount, increases in outside services and increases in bad debt expense as a result of a bad debt recovery recorded in 2010. These increases in expenses were partially offset by a decrease in costs associated with our variable compensation programs when compared to the same period in the prior year. Included in general and administrative expenses were $793,000 and $1.1 million for of the nine months ended September 30, 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.0% for the nine months ended September 30, 2011 compared to 7.6% for the same period in 2010.

Other income (expense). Other income was $821,000 for the nine months ended September 30, 2011 compared to other income of $5,000 for the same period in 2010. The increase in other income primarily reflects foreign currency exchange gains in 2011 compared to foreign currency exchange losses in the same period of 2010.

Income tax expense. Income tax expense of $19.0 million and $26.0 million reflect effective tax rates of 22.0% and 31.0% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2011 was primarily due to benefits recognized for research and development credits in the United States that were not reinstated until the end of 2010 and a higher percentage of earnings in foreign jurisdictions, which are taxed at lower rates. Additionally, during the nine months ended September 30, 2011, we recorded the following discrete items: a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations. This compares to the following discrete items recorded during the nine months ended September 30, 2010: a net tax benefit of $324,000, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore, and a net tax benefit in the United States of $1.2 million based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. Additionally, several of our subsidiaries are under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 we had $277.0 million in cash and cash equivalents, short-term investments and long-term investments (total cash and investments) compared to $216.8 million at December 31, 2010. This increase is due primarily from cash flows generated by our operations.

A summary of cash provided by (used in) operating, investing and financing activities were as follows during the nine months ended September 30, 2011 (in thousands):

Net cash provided by operating activities	$60,376
Net cash used in investing activities	(116,801)
Net cash provided by financing activities	18,785
Effect of exchange rate changes on cash and cash equivalents	359

Net decrease in cash and cash equivalents	$(37,281)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and provision for deferred income taxes and an increase in deferred revenue of $20.9 million. These increases in cash were offset partially by a $29.7 million decrease in other liabilities and a $21.7 million increase in inventories. The decrease in other liabilities primarily reflects payment of our 2010 variable cash compensation programs and income taxes paid during the first nine months of the year. The increase in inventories is primarily in support of EUV demand.

Investing Activities

The primary use of cash in investing activities during the nine months ended September 30, 2011 reflects purchases of available-for-sale securities, net of sales of maturities, of $98.2 million, capital expenditures of $15.0 million related primarily to our investment in EUV, and the acquisition of eDiag for $3.8 million, net of cash acquired, as noted below.

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

Financing Activities

The primary sources of cash provided by financing activities during the nine months ended September 30, 2011 are $15.0 million of proceeds from the exercise of employee stock options and $3.9 million of excess tax benefits related to the stock option exercises.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, and in particular to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in the fourth quarter of 2011 to be approximately $5.0 million. A significant portion of our prospective capital needs relates to purchases of equipment and facility improvements associated with EUV product development and manufacturing.

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months.

It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the nine months ended September 30, 2011, we had no purchases under this program and $57.8 million remains available for share repurchases under this program.

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

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK

We conduct business in several international currencies through our global operations. Our foreign currency hedging program manages fluctuations in the value of the Euro, Japanese Yen, South Korean Won, and the Taiwanese Dollar. Our foreign currency risk falls into two primary categories.

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency, primarily for the purchases of our products for resale under firm third-party sales commitments. In this instance, we enter into derivative financial instruments; principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions. We also occasionally enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in depreciation expense when we anticipate purchases of capital assets in a currency other than the functional currency of the subsidiary purchasing the asset.

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the financial statements. Once the underlying transaction is recorded in the financial statements, we de-designate the derivative, reclassify the accumulated gain or loss on the derivative into cost of revenue and cease to apply hedge accounting treatment. Once the derivative has been de-designated, we cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). We reclassify the accumulated gain or loss held in accumulated other comprehensive income (loss) into cost of revenue in the same period that the related sale is made to the third party, or into depreciation expense over the life of the capital asset when placed into service. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experienced ineffectiveness of cash flow hedges from cancelled transactions.

The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in a favorable effect on income before income taxes of $140,000 and an adverse effect of $1.2 million at September 30, 2011 and 2010, respectively. The net effect is after consideration of the offsetting of forward exchange contracts in place at the time of approximately $10.4 million and $7.0 million, at September 30, 2011 and 2010, respectively. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At September 30, 2011, we had outstanding forward contracts to buy $1.0 million in exchange for Japanese Yen, $33.0 million in exchange for South Korean Won, $13.5 million in exchange for Taiwanese Dollars and to sell $41.5 million in exchange for Euros. These contracts expire on various dates through August 2012. The fair value of all our forward contracts totaled an asset of $3.1 million and a liability of $744,000 at September 30, 2011.

INVESTMENT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of September 30, 2011 would decrease by $1.0 million.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that contribute to fluctuations in our revenue and operating results include:

•	global demand for semiconductors in general and, in particular, for leading edge devices with smaller circuit geometries;

•	utilization rates of light sources by our chipmaker customers and pulse usage which affect our installed base products revenue and costs;

•	cyclicality in the market for semiconductor manufacturing equipment;

•	rates at which our chipmaker customers take delivery of photolithography tools from our lithography tool manufacturer customers;

•	rates at which lithography tool manufacturer customers take delivery of light source systems from us;

•	timing and size of orders from our customers;

•	the ability of our customers to pay for products purchased from us;

•	our ability to manage customer satisfaction and product reliability, and to provide effective field support to our customers;

•	variability in the amount and timing of parts replacement costs under our contracts and service agreements, including our OnPulse contracts;

•

changing or adverse global economic conditions, including energy prices, inflation, deflation, recession, unemployment, consumer confidence and demand, turmoil in the credit markets and financial services industry, and credit availability and their potential effects on our customers, suppliers, ability to sell products, and investments;

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead times from our customers;

•	the mix of light source models, and the level of installed base products revenue in our total revenue;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs, in particular, EUV sources;

•	research and development costs incurred to develop new technologies;

•	demand for our EUV sources;

•	global demand for panel displays, in particular, for LTPS – LCD and OLED displays;

•	demand for silicon crystallization tools used in the manufacture of LTPS – LCD and OLED displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	natural events such as severe weather and earthquakes in the locations in which we, our customers or our suppliers operate;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	worldwide political instability;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

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

	Nine Months Ended September 30,
	2011	2010
ASML	36%	30%
Nikon	10%	15%
Samsung	10%	10%

Total	56%	55%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	September 30, 2011	December 31, 2010
ASML	26%	31%
Nikon	13%	16%
Samsung	5%	4%

Total	44%	51%

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

Current technologies that are still being developed and commercialized, such as EUV, and future technologies such as nano-imprint lithography and certain maskless lithography techniques may render our existing light source systems and products obsolete. We must manage product transitions, as the introduction of new products could have a negative adverse effect on our sales of existing products.

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

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; Our EUV sources could fail to meet customer specifications or not be delivered on time.*

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. These expenditures are reflected in our research and development expenses in our unaudited consolidated statements of operations, as well as inventory and property, plant and equipment in our unaudited consolidated balance sheets. As of September 30, 2011, we have shipped six EUV pilot sources and have received an additional order for next generation EUV sources that we expect to start shipping next year. We will record revenue associated with the six EUV 3100 sources when customer acceptance is received. We anticipate no gross profit on the EUV 3100 sources.

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits. We may not be able to introduce commercial EUV systems on time, or at all. If we are not able to meet customer specifications, or have reliability or performance problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if our inventory balances exceed the net realizable value under the related contracts, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges of our inventory and/or property, plant and equipment, reduced orders, order cancellations, higher manufacturing costs, delays in acceptance of and payment for new products, product rejections, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. For example, we have entered into a supply agreement for EUV sources with ASML, one of our significant customers for DUV light sources. Significant setbacks in our EUV program, or disagreement with ASML regarding its specifications for commercial systems, could impact the amount and timing of purchases of DUV light sources by ASML. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

We may not experience sufficient demand for TCZ’s silicon crystallization tools for LTPS-LCD and OLED processing in the manufacture of displays. We have shipped three TCZ tools and received customer acceptance for two TCZ tools for display fabrication. We have received additional orders for TCZ tools and will record revenue associated with these tools when customer acceptance is received. If future tools do not meet customer specifications or the customers decide not to place follow-on orders for additional tools, we may experience damage to our reputation among manufacturers of LTPS-LCD and OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our silicon crystallization tool operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

We face competition in the DUV and EUV lithography market and could face additional competition if other competitors enter the market.*

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

We face competition in the display market.

We face strong competition in the display market from a number of established competitors, including Japan Steel Works, AP Systems, Sumitomo Heavy Industries and others. Many of these companies have been qualified by a number of display makers in Japan, South Korea, Taiwan and China, and have a number of tools currently installed. In addition to the competitors mentioned above, there are other potential competitors that provide equipment for crystallization that uses a thermal source, rather than a laser, to perform crystallization.

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

International operations expose us to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be materially adversely affected by these fluctuations. *

We have international subsidiaries that operate in foreign currencies. All of our international subsidiaries purchase inventory in U.S. Dollars from either our manufacturing facility in San Diego or from our South Korean subsidiary and, in many cases, resell these products to their customers in their local currency. In addition, we purchase certain inventory in Euros. We hedge the foreign currency risks associated with these intercompany transactions by entering into forward contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures.

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

In particular, there are a limited number of experts in DUV and EUV source technology and the silicon crystallization process for display fabrication, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. We believe that our future growth and operating results will depend on:

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

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to our light source systems and silicon crystallization tool. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2030, and patents related to our silicon crystallization tools will expire at various times through 2021.

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

We review our amortizable intangible assets, which are primarily patents, and our property, plant and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Goodwill is also tested for impairment at least annually and more often if certain triggering events or circumstances occur. Factors that may be considered to be a change in circumstances that would indicate the carrying value of our goodwill, amortizable intangible assets or property, plant and equipment may not be recoverable include reduced future cash flow estimates for our company, a decline in our stock price and market capitalization, slower growth rates in our industry and adverse global economic conditions. If, as a result of our impairment test, it is determined that our goodwill, amortizable intangible assets or property plant and equipment is impaired, we may be required to record a significant charge in our financial statements during the period in which such impairment is determined, which may have a material adverse effect on our operating results.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the third quarter of 2011, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at September 30, 2011. The program does not have a fixed expiration date and may be discontinued at any time.

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

CYMER, INC.

Date: October 27, 2011	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)