Form 10-K
period 2011-12-31
CYMER INC
filed 2012-02-16
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $49.51 for shares of the registrant’s common stock on June 30, 2011 as reported on the NASDAQ Global Select Market, was $1,172,629,547. The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose. As of February 8, 2012, there were 30,814,882 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2012 which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

CYMER, INC.

2011 Annual Report on Form 10-K

i

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to: references to the outlook for the semiconductor industry and us; expected timelines for the adoption of new photolithography, extreme ultraviolet and display technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; the development and intended commercialization of our extreme ultraviolet sources and commercialization of our silicon crystallization technologies; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products. These statements also may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. Forward-looking statements are predictions based on current information and our expectations, and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those contained under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence means that actual events are bearing out as expressed or implied in such forward-looking statements.

Cymer, XLR, XLA, XL, OnPulse, OnPulse Plus, SmartPulse, TCZ, and all other Cymer product or service names used herein, are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are the world’s leading supplier of light sources used in the photolithography process for semiconductor, or chip manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by lithography tool manufacturers. We currently supply deep ultraviolet (“DUV”) light sources to our lithography tool manufacturer customers, ASML Holding N.V. (“ASML”), Canon, Inc. (“Canon”) and Nikon, Corp. (“Nikon”), who integrate our light source into their wafer steppers and scanners which they then provide to chipmakers. We provide installed base products in support of our chipmaker customers, who use our light sources in their advanced wafer patterning production processes. In addition, we provide comprehensive support products for our installed base of light sources to the lithography tool manufacturers as well as directly to chipmakers, which include all of the world’s largest semiconductor manufacturers. Our light sources constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As a result, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We are continuing to invest in the development of extreme ultraviolet sources (“EUV”) for chip manufacturing. Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; however, we have shipped six EUV 3100 pilot sources to date and, in 2011, we received customer acceptance and recorded revenue for three of these sources. We also received orders for our next generation EUV 3300 sources, which we expect to start shipping in 2012.

Our TCZ reporting segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including high-resolution low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) displays. To-date we have shipped four TCZ tools, and received customer acceptance for two TCZ tools for display fabrication. We have received additional orders for TCZ tools, and we plan to record revenue associated with these tools when customer acceptance is received.

Cymer, Inc. was incorporated in California in 1986 and reincorporated in Nevada on July 12, 1996. Our headquarters is in San Diego, California, where we design, develop and manufacture our light sources and the majority of our replacement parts. To provide better support to our customers located outside of the United States, we maintain a replacement parts refurbishment facility and field service office in South Korea, and field service and support offices in China, Japan, the Netherlands, Singapore and Taiwan. We also maintain a field service office in the United States to support our installed base of light sources located at our United States-based chipmaker customers.

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas where we operate is contained in Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this report.

Industry Background

The highly cyclical nature of the semiconductor industry is driven by demand for consumer electronic devices that contain semiconductor chips. The complexity of these chips has increased dramatically due to the demand for more sophisticated electronic devices that can provide more functionality, such as smart phones with internet and video capability, tablets and notebook computers that can download and play movies, automotive products, and advanced game consoles that are capable of driving the rapid action and vivid graphics that characterize today’s increasingly realistic and interactive video games. Additionally, there is growing consumer demand for this increased functionality to be available virtually everywhere, through wireless connectivity. These advances have been achieved without the devices increasing in size, and generally without significant increase in price, because chipmakers have been able, over the years, to make each generation of chips with smaller features and finer circuitry than the previous generation. “Moore’s Law”, first observed by Intel Corporation co-founder and former chairman Gordon E. Moore is well-known and widely used in the semiconductor industry to describe the advancement in semiconductor device technology. The semiconductor industry operates to this model, which requires chip makers to pack transistors more tightly with every new generation of chips, shrinking the size of transistors. Smaller transistors mean that semiconductor lithography machines must be able to print finer features with every new generation of chips. Semiconductor equipment suppliers have partnered with their chipmaker customers to enable the features on the chip to continue to shrink. Photolithography is one of the key technologies that enables this process to continue.

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

The Lithography Process

Photolithography is a process that uses light to print, or pattern, the complex circuit patterns onto the wafer. The ability to pattern smaller circuits depends, to a great degree, on the wavelength of the light used in the photolithography process. A shorter wavelength of light can pattern circuitry with smaller critical dimensions (“CD”), which in turn allows the transistors that serve as circuit switches to be smaller, which allows more devices to be put on a chip and thus enables higher levels of functionality. Our DUV light sources provide an extremely pure beam of ultraviolet light. The short wavelength of DUV light enables the required resolution, depth of focus and CD control required to pattern semiconductor circuits.

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

EUV is an advanced form of lithography that uses extremely short wavelength (13.5 nm) light, mirrors and reflective photomasks to image circuit patterns onto the surface of semiconductor wafers. The chips produced with EUV light sources are expected to contain features 22 nm wide or smaller, and are projected to be as much as 100 times faster than, with 1,000 times the memory capacity of, today’s most powerful computer chips. EUV lithography is viewed as the front runner for next generation critical dimension imaging after existing ArF 193 nm immersion lithography for layer patterning features 22 nm wide or smaller. NAND flash memory devices and dynamic random access memory (“DRAM”) devices are expected to be early adopters of EUV technology.

Products and Support

Our products include DUV and EUV photolithography light sources, silicon crystallization tools used in the manufacture of displays and installed base products designed to cost-effectively deliver high levels of performance, availability, and reliability to enable our customers to achieve their production goals.

Photolithography Light Sources

Our DUV light sources include the most advanced ArF immersion light sources for use on the most critical process layers. Chipmakers also use our ArF and Krf light sources to fill out or balance their production lines or add capacity to their manufacturing facilities (also referred to as “fabs”) for less critical layers. The extremely short wavelengths and highly narrowed bandwidths of our light sources work in concert with our lithography customers’ steppers and scanners and their sophisticated lens systems to help enable the very fine feature resolution required for patterning today’s most advanced semiconductor circuitry. In addition, the pulse energy and repetition rate of our light sources enable our chipmaker customers to achieve high throughput in wafer processing. We have designed our light sources to be reliable, easy to install and compatible with existing semiconductor manufacturing processes. Additionally, we offer focus drilling technology for certain of our ArF immersion light sources. Focus drilling provides up to two times improvement in the depth of focus on the wafer, which can positively impact chipmakers’ yield.

Chipmaker demand for EUV light sources continues to be strong, as we believe EUV technology is the best path toward enabling Moore’s Law and scaling of semiconductors with features 22nm wide or smaller. We have accelerated our rate of EUV source development, and are continuing to increase our investment in development resources, manufacturing capacity, and field support to fulfill EUV source demand.

Our Laser-Produced Plasma (“LPP”) EUV light source is designed to provide scalable power that enables high volume manufacturing. Our LPP EUV source system consists of a high power, high repetition rate pulsed carbon dioxide laser, a beam delivery system, and a plasma vacuum vessel. The plasma vacuum vessel is complete with a droplet generator and collector, debris mitigation, and in-situ metrology to measure, monitor and control the system operation. The 13.5 nm wavelength is produced when a carbon dioxide laser pulse strikes small droplets of elemental tin in the plasma chamber. The laser heats the droplet of tin to the point of evaporation and super-heating to critical temperature, then the atoms shed their electrons and become highly ionized (i.e. a plasma). This causes the excited tin ions (the plasma) to emit light which is collected by a highly reflective mirror. The mirror reflects and directs the resulting 13.5nm wavelength energy and focuses it through an aperture and into the lithography system. The plasma chamber of the EUV source is directly coupled to the scanner system’s vacuum chamber inside the scanner enclosure, requiring close coordination between the designs of our EUV source and the scanner produced by the lithography tool manufacturer. We are working closely with ASML, a lithography tool manufacturer and current customer for our EUV sources, and our key suppliers to drive execution to our power and performance roadmap. Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; however, we have shipped six EUV 3100 pilot sources to date and, in 2011, we received customer acceptance and recorded revenue for three of these sources. We also received orders for our next generation EUV 3300 sources, which we expect to start shipping in 2012.

Revenues generated from sales of DUV light sources were approximately $208.3 million, $191.6 million and $68.9 million for 2011, 2010 and 2009, respectively. Revenues from sales of EUV sources were approximately $22.3 million for 2011. No revenue was generated from sales of EUV sources in 2010 or 2009.

Our current DUV light source product portfolio consists primarily of the following:

Product Series	Configuration	Gas	Wavelength	Application	Power	Repetition Rate
XLR 600ix	Dual Chamber Recirculating Ring	ArF	193 nm	Double Patterning/ Immersion	60W/ 90W	6 kHz
XLA 105	Dual Chamber	ArF	193 nm	Dry	40W	4 kHz
ELS-7010	Single Chamber	KrF	248 nm	Dry	30W/ 50W	4 kHz

XLR Series—193 nm ArF Immersion Light Sources. As chipmakers continue to reduce the feature sizes and shrink CDs on the wafer, they need to install the advanced tools required to enable patterning of the most critical layers. NAND flash memory and DRAM semiconductor manufacturers have been the most aggressive chipmakers in shrinking CDs, and have been driving demand for our most advanced light sources for ArF immersion lithography applications. DRAM manufacturers are in production with CDs at 45 nm. Currently, some chipmakers are in development of chip production with CDs of less than 32 nm. Leading edge semiconductor manufacturers in the memory, logic and foundry sectors have been developing ArF immersion extension down to CDs of 22 nm and implementing double-patterning technique, which means the increased demand for ArF immersion light sources could last for several years. The XLR Series is based on our dual discharge chamber master oscillator power amplifier (“MOPA”) light source architecture, with a regenerative ring amplifier in place of the traditional power amplifier. Built on our XL universal platform, this product series offers a step function improvement in performance and cost of operation. Our XLR light sources are designed to enable our chipmaker customers to customize performance for specific applications through improved performance parameters and metrology options. Flexible power up to 90 watts (“W”), improved bandwidth stability and dose control enable higher CD control and yield, and this series offers longer pulse duration to extend the lifetime of the illuminator and lens, even at higher power levels. Cost of operation is reduced significantly through optical design and component robustness, leading to increased module lifetime. With active bandwidth stabilization and tuning capability, the XLR light sources offer improved bandwidth management for improved mask optical proximity correction matching and tool-to-tool matching, so customers can use multiple node mask sets in the same tool or the same mask in different tools. We sell primarily the XLR 600ix model of this series.

XLA Series—193 nm ArF Dry Light Sources. Though no longer considered leading edge technology, dry ArF lithography is still used to pattern a significant number of less-critical layers on wafers. Additionally, as CDs continue to shrink and drive demand for even finer resolution on the most critical layers, non-critical layers may be patterned with ArF dry scanners, which drives continued demand for these tools. Our XLA Series of ArF light sources was the first product series to be based on our dual-discharge chamber MOPA architecture. MOPA represented a paradigm shift in excimer laser architecture when it was introduced in 2003. The master oscillator creates a narrow bandwidth beam of light at low power. The beam then is directed into the power amplifier, where the power is increased significantly while maintaining the narrow bandwidth. This combination of bandwidth and power enabled our chipmaker customers to continue reducing CDs and increasing processing speeds, capacity and functionality of chips, while giving them the performance and cost advantages they need. Each product in the XLA Series is based on the XL universal platform, and we continue to sell the XLA 105 model of this series.

ELS 7010—248 nm KrF Dry Light Sources. We have been providing KrF light sources for volume chip production since 1996, when chipmakers required the adoption of DUV light sources in their fabs. Over the years, we have developed and sold a variety of increasingly powerful and productive KrF light sources. The 7000 Series is the first series that was designed and built on a common platform, enabling chipmakers to easily utilize the 193 nm wavelength produced by ArF and the 248 nm wavelength produced by KrF within the manufacturing environment. This “ease of use” feature was very important at the time because chipmakers were introducing ArF production into their fabs and the common platform simplified the introduction of this new technology. With a 4 kHz repetition rate and high output power, the 7000 Series provides our chipmaker customers with high wafer throughput and lower cost of operation by reason of advanced design and materials, and delivers a high level of tool availability to enable manufacturing efficiency and flexibility. Our bestselling light source of the series, the ELS-7010 is still in demand as chipmakers continue to prefer the higher power and narrower bandwidth offered by this system. In 2010, we introduced the ELS-7010x which allows customers to easily adjust power from 30 watts to 50 watts based on the changing wafer design requirements and production needs.

Legacy Light Sources. In addition to our current DUV product portfolio of light sources, we have numerous models of ArF and KrF light sources that have been superseded and are no longer in active production. However, these systems are still widely used by our customers and make up a substantial portion of our installed base of light sources. We continue to provide installed base products and maintain parts inventory for these systems.

Silicon Crystallization Tools

Our TCZ reporting segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS – LCD and OLED displays. The global display industry is driven by the high performance displays used in everyday consumer products, including televisions, smart phones, tablets, notebook computers and personal computer monitors. Consumer demand requires that displays of the future will need to be brighter, and have richer, more vivid colors, faster video capability, added functionality such as touch screen and scanning capability, wider viewing angles, and work well in sunlight and be more durable, all at a lower cost. To meet these growing market demands and advance the volume-production capabilities of displays, we developed an innovative production technology for fabricating displays.

Silicon crystallization is a key step in the manufacturing process for many types of high-resolution LTPS – LCD and OLED displays. A glass plate, coated with a thin film of amorphous silicon, is exposed to a high-power laser that converts the silicon into a poly-crystalline form, which is then used to create the pixel control circuit. Our silicon crystallization tool uses a 900W laser with advanced beam shaping optics to form a very narrow line focus that is 730 mm long, allowing a generation 4 size glass plate (730mm x 920mm) to be processed in a single pass. TCZ’s latest product processes generation 5 size glass plates (1300mm x 1500mm) using two passes. This approach is designed to produce very uniform crystalline silicon material across the entire glass plate, which is needed to support the high-performance circuitry on the high-resolution LTPS – LCD and OLED that controls the picture elements, or pixels. We believe our silicon crystallization tools will deliver high throughput and panel uniformity and reduce the cost of silicon crystallization for display manufacturers.

We currently record TCZ revenue when we receive customer acceptance of our silicon crystallization tools. We have shipped four TCZ tools, and received customer acceptance for two TCZ tools for display fabrication. We have received additional orders for TCZ tools.

Revenues generated from TCZ silicon crystallization tools were approximately $2.8 million and $4.0 million for 2011 and 2010, respectively. No revenue was generated by TCZ in 2009.

Installed Base Products

We derive a substantial portion of our revenue from the sale of installed base products, which include replacement parts, various service and support offerings and upgrades to lithography tool manufacturers as well as directly to chipmakers.

Contracts and Service Agreements

We provide ongoing support to our customers through contracts and service agreements. Under these agreements, we provide comprehensive support products to maintain the equipment within specifications. Certain contracts include the replacement of consumable and non-consumable parts.

Our OnPulse contracts offer a comprehensive approach to enhancing light source productivity, offering our customers predictable light source running costs that scale directly with pulse utilization. We provide our OnPulse contract customers on-site support from certified service engineers and continuous real-time light source monitoring. Replacement parts and support are covered under the OnPulse contract, which facilitates cost savings for our customers as well as simplified order and asset management. We believe that our OnPulse contracts offer our customers many compelling benefits, and this product has been well-received by our customers.

In 2011, we introduced light source data offerings, OnPulse Plus and SmartPulse, as an enhancement to our OnPulse contracts. These data offerings provide real time light source performance data in a new user interface, supporting chipmaker needs to improve process control and the quality of wafers. Additionally, for our OnPulse customers, we offer our third generation Gas Lifetime eXtension (iGLX) control system for ArF immersion light sources. The value-added feature of iGLX is an improvement over previous generations of gas management systems, and is designed to double gas lifetime and automate gas optimization.

Revenues generated from contracts and service agreements were approximately $280.8 million, $225.1 million and $122.5 million for 2011, 2010 and 2009, respectively.

Replacement Parts and Refurbishment Activities

Our light sources incorporate certain modules and subassemblies that require replacement or refurbishment following extended operation, including, but not limited to, discharge chambers and certain optical components. We provide these and all other spare and replacement parts for our light sources to our customers. Customers not participating in a contract or service agreement pay for the parts and labor as the parts are replaced.

We conduct parts refurbishment and materials reclamation activities for some of our core modules. These activities involve arrangements with our customers where we sell a new part to the customer at a reduced sales price if the customer returns the consumed core module being replaced. These returned modules contain a certain amount of material, primarily metal components, that may be reused by us in future core assemblies. A portion of the module’s sale price is related to the return of these consumed parts, and we record revenue based on the estimated fair value of the returned parts when we receive the returned modules from our customers. It has been our practice to continually improve the performance and extend the expected lifetimes of our replacement modules. The enhanced performance enables our customers to benefit from higher throughput and yield, while the extended lifetimes provide lower cost of operation. We continue to seek ways to add value for our customers and enable them to realize higher returns on their investment in light sources purchased from us.

Revenues generated from sales of replacement parts and refurbishment activities, including the receipt of reusable material contained within consumed assemblies returned from our customers, were approximately $80.0 million, $113.5 million and $116.2 million for 2011, 2010 and 2009, respectively.

Customers and End-Users

We currently supply light sources to ASML, Nikon, and Canon, lithography tool manufacturers who in turn supply their wafer steppers and scanners to chipmakers. We strive to maintain and strengthen our relationship with these lithography tool manufacturer customers by developing and providing compelling light source solutions in advance of their needs. We work closely with them to ensure that our product road map aligns with theirs, and that we can support each of them in a timely manner with the products required by our mutual chipmaker customers. We believe these efforts enhance our relationship with our lithography tool manufacturer customers and support our leadership position in the photolithography light source market.

We sell to customers in China, Europe, Japan, South Korea, Taiwan, the United States and other Asian countries. Our chipmaker customers include the world’s leading semiconductor manufacturers.

The target customers for our silicon crystallization tools are manufacturers of high-resolution LTPS – LCD and OLED displays, and we work closely with select manufacturers to assure we are developing products that will ultimately reduce the cost of manufacturing displays of varying shapes and sizes.

Sales to ASML, Nikon, and Samsung accounted for 35%, 11% and 10%, respectively, of total revenue in 2011. We expect that sales of our light source and other related products to these three customers will continue to account for a substantial portion of our revenue in the foreseeable future. Additionally, all of our current revenue and orders for EUV 3100 and 3300 sources are from ASML. The loss of any significant business from or production problems for any one of these customers would harm our business and financial condition. We believe there is limited credit risk exposure for us with these companies as they continue to demonstrate sound credit worthiness. However, our ability to generate future revenue from them is dependent on their ongoing financial condition and liquidity.

Backlog

We base our light source production schedule upon order backlog as well as informal customer forecasts. Our backlog includes only those orders for light sources and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following twelve months. Our backlog does not include installed base products, service or support which will be provided to our customers in the future or under contracts. Timing of delivery can be affected by many factors, including factors that cannot be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2011, we had a DUV backlog, which includes light sources and replacement parts, of approximately $48.2 million compared with a DUV backlog of $63.6 million at December 31, 2010. In addition, at December 31, 2011, we had backlog of $23.5 million for EUV 3100 sources and $34.4 million for silicon crystallization tools.

Manufacturing

Our manufacturing activities, which consist of material management, assembly, integration and testing, are performed at our San Diego, California facility. This facility includes approximately 37,875 square feet of Class 10,000 cleanroom manufacturing and test space. Our San Diego facility also supports our EUV and silicon crystallization research, development and commercial production efforts. To better leverage our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to our customers’ needs, we outsource the manufacture of many modules and subassemblies of our light sources. The modular design of our light source products enables this manufacturing outsourcing strategy with substantially all manufacturing of nonproprietary subassemblies currently contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules. We believe the highly outsourced content and design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue training manufacturing personnel, improving our assembly and test processes to further reduce cycle time, investing in additional manufacturing tooling and further developing our supplier management and engineering capabilities.

In addition to our manufacturing facility in San Diego, we have a facility in South Korea that refurbishes discharge chambers for light sources installed in South Korea and the Asia-Pacific region. This facility includes 6,550 square feet of Class 10,000 cleanroom manufacturing space.

We purchase a limited number of components and subassemblies included in our light sources, installed base products and silicon crystallization tools from a single supplier or a small group of suppliers. To reduce the risk associated with these suppliers, we have supply agreements in place and carry strategic inventories of these components. Strategic inventories are managed as a percentage of anticipated future demand. Whenever possible, we work with secondary suppliers to qualify additional sources of supply. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule and quality standards. Some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and are subject to the same risks and uncertainties as we are regarding their ability to respond to changing market and global conditions. To date we have been able to obtain adequate components and subassemblies for our light sources, installed base products and silicon crystallization tools in a timely manner from existing suppliers.

Sales and Marketing

We strive to best serve and understand our manufacturer and chipmaker customers’ performance and production needs. We work to ensure their understanding of the significant value-add our products offer. We have established product development and marketing and applications engineering teams who work closely with our customers to understand their needs. These teams support our direct sales and marketing efforts.

Support Services

We warrant our products against defects in design, materials, and workmanship. After a customer takes delivery of one of our new light sources or silicon crystallization tools, we provide product warranty support for the duration of the warranty. We also include a parts warranty on all replacements parts sold to our customers. The warranty coverage period varies by the type of part, since some part types include time-based warranty periods and others include usage-based warranty periods. We may offer a comprehensive contract to continue providing replacement products and support. We believe our success depends on enabling our customers to realize the highest possible return on their investment in our light sources and silicon crystallization tools. We provide our customers with on-site support at their facilities. Prior to shipment, our support personnel typically assist with customer site preparation and inspection. We also provide our customers with comprehensive information regarding product operation, maintenance, service, diagnostics and safety.

Our field engineers and technical support specialists provide field maintenance and front-line technical support for our customers from our San Diego headquarters, from our field offices located throughout the United States, and from our field offices located in China, Japan, South Korea, the Netherlands, Singapore, and Taiwan. To ensure that our customers receive replacement parts quickly and maintain the optimal level of productivity in their fabs, we maintain spares inventory at each of our field depot facilities per our customer support program. As our installed base of light sources and silicon crystallization tools grows, we believe it is critical that replacement parts, as well as our own logistics support organization, are available for quick response to the demands of our customers.

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

Product Research and Development

Our product development strategy has been to develop in rapid succession technologically innovative new products that deliver superior performance with higher throughput and lower cost of operation to meet the continually evolving needs of our customers. We believe we must continue to anticipate our customers’ future needs, and develop and introduce new and enhanced light source products in order to support our customers, as well as to strengthen our leadership position in the industry. Execution of our strategy has enabled us to offer our customers increasingly higher value-added light sources in advance of their needs, while establishing our position as the technology and market leader in our field. We are also developing enhancements to our products that will improve tool productivity for high volume memory manufacturing and provide new optical capabilities for process improvement in the foundry and logic sectors. We intend to continue developing and enhancing our technology in order to provide our customers with innovative products to help ensure their success. Our EUV source efforts have been recognized as leading the industry in the development and commercialization of critical next generation light source technology. We also continue to invest in the development of our silicon crystallization tools used in the manufacture of high-resolution LTPS – LCD and OLED displays.

We have historically devoted a significant portion of our financial resources to research and development, and intend to continue to maintain a strategic investment in our product research and development activities in connection with our development of new products. Research and development expenses for 2011, 2010 and 2009 were $130.6 million, $89.2 million and $65.8 million, respectively.

Patent and Other Property Rights

We seek to protect our intellectual property rights in a number of ways, one of which is to obtain patent protection for our technology. As of December 31, 2011, we own a number of United States and foreign patents covering certain aspects of technology related to light sources, piezoelectric techniques and silicon crystallization tools. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2030, and patents related to our silicon crystallization tools will expire at various times through 2029.

We also rely on trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect our confidential information. These methods, however, may not be effective in protecting our confidential information, particularly our trade secrets, because third parties may independently develop substantially the same proprietary information and techniques, gain access to our trade secrets, or disclose our technology.

We have registered a number of trademarks in the United States and in some other countries. We are also trying to register additional trademarks in the United States and in other countries. We use these trademarks in our business and advertising materials, which are distributed throughout the world.

Competition

We currently have one DUV light source competitor, Gigaphoton. Gigaphoton is a wholly owned subsidiary of Komatsu and is headquartered in Japan. Our lithography tool manufacturer customers have purchased products from Gigaphoton and have qualified Gigaphoton’s DUV light sources for use with their products. Additionally, Gigaphoton’s DUV light sources have been qualified by a number of chipmakers in Europe, Japan, other regions in Asia and the United States, and Gigaphoton has an installed base of light sources at chipmakers in these regions. We also face competition from Gigaphoton and Ushio, also headquartered in Japan, in the development of EUV source technology.

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

We face strong competition in the high-resolution LTPS – LCD and OLED display market from a number of established competitors, including Japan Steel Works, AP Systems, Sumitomo Heavy Industries and others. Many of these companies have been qualified by a number of display makers in China, Japan, South Korea and Taiwan, and have a number of systems currently installed. In addition to the competitors mentioned above, there are other potential competitors that provide equipment that uses a thermal source, rather than a laser, to perform crystallization.

Employees

As of December 31, 2011, we employed approximately 1,000 regular and 120 temporary persons worldwide. The substantial majority of our employees are not party to a collective bargaining agreement, although we have ten employees in France and Italy who are subject to a collective bargaining agreement. We have not experienced work stoppages and believe that our employee relations are good.

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

Executive Officers

Set forth below is certain information regarding our executive officers and their ages as of February 8, 2012.

Name	Age	Position
Robert P. Akins	60	Chairman of the Board and Chief Executive Officer
Edward J. Brown	54	President and Chief Operating Officer
Paul B. Bowman	55	Senior Vice President, Chief Financial Officer and Secretary
Karen K. McGinnis	45	Vice President, Corporate Controller and Chief Accounting Officer
Thomas J. Bondur	44	Vice President, Global Sales and Marketing

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

Thomas J. Bondur has served as our vice president, global sales and marketing since his appointment in March 2011. From 2001 to 2011, Mr. Bondur was employed at Lam Research Corporation where he held positions in business development, sales and marketing and Global Field Operations. He most recently managed the global business development organization and had direct operational responsibility for the North America and European regions. From 1995 to 2001, Mr. Bondur was employed at Applied Materials, Inc. where he held positions in the etch product group and managed sales to large global accounts. Mr. Bondur received a bachelor’s degree in business administration from the State University of New York at Oswego.

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

•

changing or adverse global economic conditions, including energy prices, inflation, deflation, recession, unemployment, consumer confidence and demand, turmoil in the credit markets and financial services industry, political instability, and credit availability and their potential effects on our customers, suppliers, ability to sell products, and investments;

•	improved or reduced market penetration by our competitors;

•	demand for reduced product lead times from our customers;

•	the mix of light source models, and the level of installed base products revenue in our total revenue;

•	changes in the price and profitability of our products;

•	our ability to develop and implement new technologies and introduce new products that meet our customers’ needs, in particular, EUV sources;

•	research and development costs incurred to develop new technologies;

•	demand for our EUV sources;

•	global demand for panel displays, in particular, for high-resolution LTPS – LCD and OLED displays;

•	demand for silicon crystallization tools used in the manufacture of high-resolution LTPS – LCD and OLED displays;

•	our ability to manage our manufacturing and inventory requirements, including our inventory levels and controls at our widely dispersed operations;

•	natural events such as severe weather and earthquakes in the locations in which we, our customers or our suppliers operate;

•	the financial condition of our suppliers which, if negative, could affect their ability to supply us with the parts that we need to manufacture our products;

•	foreign currency exchange rate fluctuations and possible protectionist measures in the countries in which we do business;

•	our investments in marketable securities;

•	changes in our effective tax rate;

•	intellectual property protection; and

•	potential impairments to our goodwill or long-lived assets.

Revenue from installed base products has grown as a percentage of our total revenue. The revenue from the operation of our installed base of light source systems depend on the rate at which our customers use these light source systems, the rate of growth of our installed base, and the mix of pulses from our various light source models. Our operating results for a particular period may be adversely affected if our customers reduce usage rates, or change their buying patterns, or if we incur higher parts replacement or service costs. Because we sell a limited number of light source systems, the precise timing for recognizing revenue from an order may have a significant effect on our total revenue for a particular period. As is the practice in our industry, our customers may cancel or reschedule orders with little or no penalty. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of our customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers cancel or reschedule orders, or if we cannot fill orders timely due to unexpected delays in manufacturing, testing, shipping, or product acceptance or due to an unexpected material surge in demand. Our light source systems used in a production environment generate installed base product revenue based on system usage, which may also vary period to period. Additionally, we may be required to defer revenue associated with contracts that contain multiple deliverables.

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

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. These expenditures are reflected in our research and development expenses in our consolidated statements of operations, as well as inventory and property, plant and equipment in our consolidated balance sheets.

As of December 31, 2011, we have shipped six EUV 3100 pilot sources and received customer acceptance and recorded revenue for three of these sources in 2011. We also received orders for our next generation EUV 3300 sources, which we expect to start shipping in 2012. We currently record revenue associated with EUV sources when customer acceptance is received.

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits. The technology underlying EUV is extremely complex, and we have experienced some delays that have put us behind schedule in our EUV source development. We may not be able to introduce commercial EUV systems on time, or at all. If we are not able to meet customer specifications, or have reliability or performance problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if our inventory balances exceed the net realizable value under the related contracts, or if a competitor’s source is selected over our source, we may experience the recording of impairment charges of our inventory and/or property, plant and equipment, reduced orders, order cancellations, higher manufacturing costs, delays in acceptance of and payment for new products, product rejections, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. For example, we have entered into a supply agreement for EUV sources with ASML, one of our significant customers for DUV light sources. Significant setbacks in our EUV program, or disagreement with ASML regarding its specifications for commercial systems, could impact the amount and timing of purchases of DUV light sources by ASML. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

Two large companies, ASML and Nikon, dominate the photolithography tool business. ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenue during the periods indicated:

	Years Ended December 31,
	2011	2010	2009
ASML	35%	30%	15%
Nikon	11%	15%	18%
Samsung	10%	10%	13%

Total	56%	55%	46%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	December 31,
	2011	2010
ASML	22%	31%
Nikon	15%	16%
Samsung	5%	4%

Total	42%	51%

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

The development, introduction and support of new products in a competitive business environment are complex processes and could be expensive. New or improved products may lead to higher costs and perhaps reduced profits. Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances which enable such processes. We believe that our future success depends in part upon our ability to develop, manufacture, and support new light source products with improved capabilities on a timely basis and to continue to enhance our existing product and process capabilities. Due to the risks inherent in transitioning to new products, we must forecast accurate demand for new products while managing the transition from established products. After our chipmaker customers have built their capacity to levels appropriate to meet existing demand, their demand for our light source products will depend, in part, on their sales forecasts, their estimates regarding the duration and magnitude of the current industry cycle and whether their projected manufacturing process yields will enable ongoing investments at a suitable level of capacity. To provide our customers with more productive and lower cost of operation systems, our existing light source systems and their process capabilities must be enhanced, and we must develop and manufacture new products, such as EUV sources, to continue to grow our business. We cannot guarantee that we will be able to grow our business. We may not be able to develop and introduce new sources, products or enhancements to our existing products and processes in a timely or cost effective manner that satisfies customer needs or achieves market acceptance. Development of new sources, products and enhancements to existing products represent significant investments of our resources, and there is no guarantee that we will realize a return on these investments. Further, we may not be able to effectively integrate new sources, products and applications into our current operations. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

We could fail to penetrate the display market and may not achieve profitability in our TCZ operating segment.

Our TCZ operating segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including high-resolution LTPS-LCD and OLED displays. The manufacture of silicon crystallization tools is a new market for us and involves numerous risks. The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of high-resolution LTPS-LCD and OLED manufacturers and the concentrated nature of high-resolution LTPS-LCD and OLED end-use applications.

We may not experience sufficient demand for TCZ’s silicon crystallization tools for high-resolution LTPS-LCD and OLED processing in the manufacture of displays. We have shipped three TCZ tools and received customer acceptance for two TCZ tools for display fabrication. We have received additional orders for TCZ tools and will record revenue associated with these tools when customer acceptance is received. If future tools do not meet customer specifications or the customers decide not to place follow-on orders for additional tools, we may experience damage to our reputation among manufacturers of high-resolution LTPS-LCD and OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our TCZ operating segment. To the extent TCZ is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our silicon crystallization tool operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

We currently have one DUV light source competitor, Gigaphoton. Gigaphoton is a wholly owned subsidiary of Komatsu and is headquartered in Japan. Our customers have purchased products from Gigaphoton and have qualified Gigaphoton’s DUV light source systems for use with their products. Additionally, Gigaphoton’s DUV light sources have been qualified by a number of chipmakers in Europe, Japan, other regions in Asia and the United States, and Gigaphoton has an installed base of light source systems at chipmakers in these regions. We also face competition from Gigaphoton and Ushio, also headquartered in Japan, in the development of EUV source technology.

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

In order to respond to the business cycles of the semiconductor industry and overall economic conditions, we must constantly adjust our business plan and cost structure. As the semiconductor equipment industry cycle moves between contraction and growth and the condition of the global economy changes, we need to:

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

We believe it is critical for us to provide direct, quick and responsive support to our chipmaker and direct customers who use our light source products in their photolithography systems as well as to display manufacturers that purchase our silicon crystallization tools. It is also essential to have well trained field service engineers to provide the high level of support that our customers have come to expect. Accordingly, we have an ongoing effort to develop our direct support system with service locations in China, Europe, Japan, Singapore, South Korea, Taiwan and the United States. This requires us to do the following:

•	recruit and train qualified support service personnel; and

•	maintain effective and highly trained resources who provide support to our customers in various countries.

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

Operations at our primary manufacturing facility in San Diego and refurbishment facility in South Korea and operations at our suppliers are subject to disruption for a variety of reasons, including, but not limited to, work stoppages, terrorism, political turmoil, fire, natural disasters, or energy shortages. Such disruptions could cause delays in shipments of our products to our customers. Our San Diego facility, where we build our light source systems and replacement parts, poses the greatest risk. We provide no assurance that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms, or at all. Such disruption could result in cancellation of orders or loss of customers, which would have a material adverse effect on our operating results, financial condition and cash flows.

We depend on key personnel, particularly management and technical personnel, who may be difficult to attract and retain.

We are highly dependent on the services of many key employees in various areas, including:

•	research and development;

•	engineering;

•	sales and marketing;

•	direct service support;

•	manufacturing; and

•	management.

In particular, there are a limited number of experts in DUV and EUV source technology and the silicon crystallization process for display fabrication, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. We believe our future growth and operating results will depend on the following:

•	the continued service of sufficient staff within the areas of research and development, engineering, sales and marketing, direct service support, manufacturing, and management;

•	our ability to attract, train and retain highly-skilled key personnel; and

•	the ability of key management to continue to expand, motivate and manage our employee base.

We grant equity awards to key employees. Stock options and restricted stock unit awards may not be viewed by key employees as a sufficient financial incentive during periods when stock price volatility could cause our stock price to fall, reducing the effectiveness of such awards as a means to retain and incentivize these employees. If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

Economic, political, regulatory and other events in geographic areas where we have significant revenue or operations could interfere with our business.

We serve a global market and a large portion of our revenue is derived from customers outside of the United States. We expect our international sales to continue to account for the majority of our total revenue. In order to support our foreign customers, we maintain a refurbishment facility in South Korea as well as field support facilities in China, Japan, the Netherlands, Singapore and Taiwan.

Various factors may inhibit our ability to manage our operations to address and support our global customers effectively. Further, our investments in these types of activities may not be viably competitive in the global market, or we may not be able to meet the support or manufacturing levels required by our global customers. Additionally, we are subject to risks inherent in doing business globally, including but not limited to:

•	fluctuations in exchange rates and currency controls;

•	political turmoil and global economic instability;

•	imposition of trade barriers and restrictions, such as the Foreign Corrupt Practices Act, including changes in tariff and freight rates, foreign customs and duties;

•	difficulty in coordinating our management and operations in various countries;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	limited intellectual property protection in some countries;

•	potentially adverse tax consequences in some countries;

•	the possibility of challenging accounts receivable collections;

•	the risk of business interruption as a result of natural disasters or supply chain disruptions;

•	the effect of acts of terrorism and war;

•	the burdens of complying with foreign laws, including regulatory structures and unexpected changes in regulatory environments; and

•	distribution costs, disruptions in shipping or freight transportation.

A significant portion of our customer base is located in Asia. Political turmoil, economic problems and currency fluctuations affecting Asia could increase our risk in that region. It has not been difficult for us to comply with United States export controls; however, changes to these controls in the future could make it more difficult or impossible for us to export our products to many countries. There are certain risks for which we purchase limited or no insurance, including earthquake risk. Any of these vulnerabilities could have a material adverse effect on our business, operating results, financial condition and cash flows.

Currently, none of our United States employees and ten of our international employees are members of a labor union. However, if a greater number of our employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and operating results.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to our light source systems and silicon crystallization tool. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2030, and patents related to our silicon crystallization tools will expire at various times through 2029.

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

We review our amortizable intangible assets, which are primarily patents, and our property, plant and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Goodwill is also tested for impairment at least annually and more often if certain triggering events or circumstances occur. Factors that may be considered to be a change in circumstances that would indicate the carrying value of our goodwill, amortizable intangible assets or property, plant and equipment may not be recoverable include reduced future cash flow estimates for our company, a decline in our stock price and market capitalization, slower growth rates in our industry and adverse global economic conditions. If, as a result of our impairment test, it is determined that our goodwill, amortizable intangible assets or property plant and equipment is impaired, we may be required to record a significant write down in our financial statements during the period in which such impairment is determined, which may have a material adverse effect on our operating results.

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

Changes in our effective tax rate may have a material adverse effect on our operating results, financial position and cash flows.

Our future effective tax rate may be adversely affected by a number of factors including:

•	changes in available tax credits, particularly the federal research and development tax credit, which expired on December 31, 2011 and has not yet been reinstated;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in tax laws or the interpretation of such tax laws, such as the Internal Revenue Service (“IRS”) Code Section 199 manufacturing deduction which currently provides a tax benefit; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for United States taxes.

An adverse change in our future effective tax rate could in turn, adversely affect our operating results, financial position and cash flows.

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Although we believe that our approach to determining our worldwide income tax provisions and other tax accruals is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our determinations. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

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

From time to time, we are also audited by various state, federal and tax authorities of other countries in which we operate. Our tax years 2004 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions. Several of our subsidiaries are currently under audit or appeal. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

As each audit progresses and is ultimately concluded, adjustments, if any, will be recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit activity. If the reserves are insufficient or we are not able to establish a reserve under GAAP prior to completion or during the progression of any audits, there could be an adverse impact on our financial position and results of operations when an audit assessment is made.

It is reasonably possible that the examination phase of our current audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and our results of operations. In addition, our external costs of contesting and settling any dispute with the tax authorities could be substantial and adversely impact our financial position and results of operation.

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

As of December 31, 2011, we have approximately $38.0 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

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

System failure, malfunction or loss of data housed in our critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our operating results, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other critical systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We also regularly upgrade our information systems hardware and software to better meet the information requirements needed to effectively manage our business. If we encounter unforeseen problems with regard to our ERP system or other critical information systems, including those encountered during system upgrades, our business could be adversely affected.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.

Changing regulatory requirements for corporate governance and public disclosure including SEC regulations, NASDAQ Stock Market rules, and the Financial Accounting Standards Board’s accounting standards requirements and the expected future requirement to transition to or converge with international financial reporting standards are creating uncertainty and additional complexities for publicly held companies such as ours. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with such compliance programs and rules and all other evolving standards. These investments may result in increased general and administrative costs and a diversion of our management’s time and attention from strategic revenue generating and cost management activities.

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

In the past, we have occasionally received funds through research and development arrangements with third parties to pay for a portion of our research and development costs associated with the design and development of specific products. Additionally, funds from lithography tool manufacturers and chipmaker customers have been used to fund a portion of our source systems research and development efforts. In connection with providing these research and development services, we try to make contractually clear who owns the intellectual property that results from such activities. Disputes over the ownership or rights to use or market the resulting intellectual property could arise between the funding organizations and us. Any dispute over ownership of the intellectual property we develop or have developed could restrict our ability to market our products and have a material adverse effect on our business.

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

We conduct our operations in both owned and leased properties. Our corporate headquarters and primary manufacturing facilities, as well as a leased warehouse facility, are located in San Diego, California. We also own a manufacturing facility in South Korea, where we currently refurbish our discharge chamber assemblies for certain models of our light sources. Additionally, we lease several domestic and international field service offices. We believe that our facilities are adequate to meet the needs of our current business operations. At December 31, 2011, our principal leased and owned properties were as follows:

Location	Ownership/Lease Expiration	Square footage	Primary Usage/Status
San Diego, California (1)	Owned	265,000	Manufacturing and administrative offices
San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research facilities
Pyongtaek-city, Kyonggi, Korea (2)	Owned	26,000	Manufacturing, sales and administrative
San Diego, California	April 2012	24,215	Warehouse facility
Santa Clara, California	February 2013	9,389	Field service and sales office
Hsin-Chu, Taiwan	June 2013	7,963	Field service and sales office
Kyunggi-do, Korea (1)	Owned	6,153	Data products engineering office
Gate City, Japan	December 2015	6,091	Field service and sales office
Pudong, Shanghai, China (3)	October 2012	4,746	Field service and sales office
Singapore, Singapore	June 2013	3,315	Field service and sales office
Veldhoven, the Netherlands	December 2013	2,605	Field service and sales office

(1)	Building and land owned by us.
(2)	Building owned by us. Land leased through December 2020.
(3)	This lease is expected to be renewed for a term of at least one year.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “CYMI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First quarter	$57.60	$41.43	$40.06	$30.93
Second quarter	$58.19	$44.78	$39.89	$28.31
Third quarter	$51.66	$34.57	$37.61	$28.53
Fourth quarter	$51.13	$35.80	$46.25	$35.61

Registered Shareholders. On February 8, 2012, the closing sales price of our common stock on the NASDAQ Global Select Market was $50.94 and there were 168 registered holders of record as of that date.

Dividends. We have never declared or paid cash dividends on our common stock, and currently do not anticipate paying cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Equity Compensation Plan Information” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2012.

Issuer Purchases of Equity Securities. On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the fourth quarter of 2011, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at December 31, 2011. The program does not have a fixed expiration date and may be discontinued at any time.

Performance Measurement Comparison.

The following performance graph shows the five-year cumulative total stockholder return on our common stock assuming a $100 investment of our common stock at the closing price of $43.95 on December 31, 2006. This is compared with the cumulative total return of our common stock, the securities comprising the Nasdaq Composite Index, and the securities comprising the Philadelphia Semiconductor Index (the “PHLX Semiconductor Index”).

Each of the indices assumes reinvestment of dividends, if any. No dividends have been declared nor paid on our common stock. The performance shown in the graph is required by the SEC and represents past performance and should not be considered an indication of future performance of our common stock.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$594,212	$534,209	$307,664	$459,010	$521,696
Cost of revenues	289,076	261,442	171,250	240,768	260,280

Gross profit	305,136	272,767	136,414	218,242	261,416

Operating expenses:
Research and development	130,638	89,193	65,809	95,229	81,842
Sales and marketing	25,126	22,656	16,603	23,713	26,163
General and administrative	41,793	39,802	27,569	36,180	38,949
Restructuring	—	—	8,407	3,038	—

Total operating expenses	197,557	151,651	118,388	158,160	146,954

Operating income	107,579	121,116	18,026	60,082	114,462
Other income (expense)	855	(32)	(918)	(9,818)	15,390

Income before income taxes	108,434	121,084	17,108	50,264	129,852
Income tax expense	28,193	30,271	8,389	16,587	44,413

Net income	80,241	90,813	8,719	33,677	85,439

Net loss attributable to noncontrolling interest in subsidiary	—	148	3,257	2,863	2,923

Net income attributable to Cymer, Inc.	$80,241	$90,961	$11,976	$36,540	$88,362

Basic earnings per share	$2.63	$3.05	$0.40	$1.22	$2.64

Diluted earnings per share	$2.58	$3.02	$0.40	$1.22	$2.50

Weighted average common shares outstanding—basic	30,469	29,777	29,738	29,924	33,522

Weighted average common shares outstanding—diluted	31,101	30,124	29,945	29,992	36,784

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$125,027	$154,312	$118,381	$252,391	$305,707
Working capital	518,704	490,568	399,264	374,799	498,405
Total assets	927,744	787,331	664,918	777,444	794,152
Total long-term liabilities	34,589	22,631	19,657	30,238	181,440
Treasury stock	(492,890)	(492,890)	(473,580)	(473,580)	(450,704)
Equity	$747,943	$638,255	$541,638	$522,624	$509,234

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report.

Overview

We are engaged in the development, manufacturing and marketing of light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support services directly to our chipmaker customer as well as to our lithography tool manufacturer customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of displays. Because we derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. During the downturn in the global economy and semiconductor industry in early 2009, we focused on cost structure improvements and operational efficiencies, while continuing to focus on providing comprehensive support products for the installed base and investments in the development and commercialization of our EUV source technology and silicon crystallization tools. As a result, we were well positioned for the upturn beginning in late 2009 and continuing into 2010. Although DUV light source demand softened in the second half of the year, 2011 was a year of record revenue coupled with strong profits and operating cash flows. We also improved our DUV competitive position, extended our OnPulse value, and continued our investments in the development and commercialization of EUV source technology and TCZ silicon crystallization tools in 2011.

Revenue of $594.2 million in 2011 represented an 11% increase over 2010. This increase is primarily due to installed base products growth, increased demand for DUV light sources and the sale of three EUV 3100 sources. We continue to expand our installed base product offering by introducing new advanced performance enhancements and data offerings to our OnPulse customers. OnPulse now accounts for over 80% of our installed base products revenue, covers over 65% of our active production light sources and has been adopted by all top ten chipmakers globally. The majority of our DUV light source shipments continued to be ArF immersion sources in support of 45nm and below chipmaking, and we also delivered several KrF sources. During the first half of the year, customers increased their investment in existing and new fab expansions; however, demand softened in the second half of the year as chipmakers assessed their capital investment needs. Additionally, although we have experiences some delays that have put us behind schedule in our EUV source development, we began production on our EUV 3300 source in fulfillment of the initial order we received from ASML this year, valued at over $200 million.

Gross margin was 51.4% in 2011, a slight increase over gross margin of 51.1% in 2010. The increase in gross margin over the prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution and a decrease in inventory write-downs. These improvements in gross margin were partially offset by the sale of three EUV sources at a low gross margin and an increase in freight expenses.

Operating expenses of $197.6 million in 2011 represent a 30% increase over 2010, due primarily to our increased investment in the development and commercialization of our EUV source technology and TCZ silicon crystallization tools, offset partially by decreases in costs associated with variable compensation programs. As a percentage of revenue, operating expenses increased to 33.3% in 2011 from 28.4% in 2010.

Our effective tax rate remained relatively stable at 26% in 2011 compared to 25% in 2010.

Net income was $80.2 million in 2011, compared to net income attributable to Cymer, Inc. of $91.0 million in 2010. In 2011, we generated cash flows from operations of $116.5 million, and our cash and investments balance grew to $323.6 million at December 31, 2011.

As we enter 2012, we believe our installed base products will continue to grow driven by increased ArF pulses utilized on our light sources by chipmaker customers, an increased installed base of light sources, and the proliferation of DUV light source enhancements. We expect chipmaker investment in 2X nm and below manufacturing capacity will be the primary driver of DUV light source demand. We will continue to invest in EUV development resources, manufacturing capacity, and field support. We view 2012 as a pivotal year towards advancing power and performance for EUV sources and meeting the initial EUV 3300 source demand. Our priorities in 2012 include the following: successful EUV 3300 source development and commercialization; continued DUV market competitiveness; extended delivery of OnPulse value and reliability; and development and manufacturing of TCZ silicon crystallization tools to fulfill demand and secure additional orders in support of advanced display manufacturing.

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

Revenue Recognition

Our revenues include light sources, silicon crystallization tools and installed base products, which consist of OnPulse contracts, service support and replacement parts, and to a lesser extent, service, upgrades, and refurbishments of our light sources.

We recognize revenue when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectability is reasonably assured. Our sales arrangements do not include general rights of return or cancellation privileges.

Light Sources and Silicon Crystallization Tools

We recognize revenue for light sources and silicon crystallization tools at one of the following three points, depending on the terms of our arrangement with our customer: 1) shipment of the system, 2) delivery of the system, or 3) receipt of an acceptance certificate from the customer. For the majority of our DUV light source sales, the shipping terms are F.O.B. shipping point, and revenue is recognized upon shipment. Our current sales arrangements for EUV sources and TCZ silicon crystallization tools contain acceptance criteria, and revenue is recognized upon system acceptance by the customer.

Certain of our revenue arrangements include additional elements, such as future product upgrades or services. In accordance with the authoritative guidance for revenue recognition arrangements with multiple deliverables, we allocate the total consideration in the arrangement to the multiple elements using the relative selling price of the delivered and undelivered items, based on vendor specific objective evidence or estimated selling price.

If vendor specific objective evidence is not available, as third party evidence is generally not available to us due to the proprietary nature of our products, the estimated selling price is determined considering market conditions and estimated gross margins, as well as factors that are specific to us.

Installed Base Products—OnPulse Contracts, Support Services, and Replacement Parts

Revenue associated with our OnPulse contracts, which include primarily replacement parts and to a much lesser extent services, is recognized monthly based on the number of pulses utilized by our customers on their light sources that are covered under their OnPulse arrangement. Revenue from services, including our data services, is recognized as the services are rendered. To date, the revenue associated with the service element of our OnPulse contracts combined with revenue from our support services has been less than 10% of our total revenue.

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

On a limited basis, we sell upgrades for our light sources or refurbish light sources owned by our customers to their original or new condition. Revenue from upgrades is recognized when the upgrade has been successfully installed by us and accepted by the customer. Revenue from refurbished light sources is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

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

Obsolete inventory, or inventory for which we do not have expected usage based on our forecasted demand, is written down to its estimated market value, if less than its cost. The methodologies used to analyze excess and obsolete inventory and determine the value of our inventory are significantly affected by future demand and usage of our products. There are many factors that could potentially affect the future demand or usage of our products, including the following:

•	condition of the semiconductor and display industries, which are cyclical in nature;

•	rate at which our customers take delivery of our systems and our replacement parts;

•	loss of any of our major customers or a significant change in demand from any of these customers;

•	overall mix of system models or replacement parts and any changes to that mix required by our customers;

•	utilization rates of our light sources at chipmakers;

•	overall condition of the global economy which can positively or negatively impact the demand for our products;

•	customer acceptance of new products or discontinued use of our products; and

•	engineering change orders, including those changes inherent in the development of emerging technologies such as EUV.

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

We will also write-down inventory when the cost basis of the inventory is greater than its net realizable value. Net realizable value represents the estimated selling price of the inventory reduced by the costs of completion and disposal. We include all direct costs in our estimated costs of completion, including estimated warranty and installation costs. If actual selling prices or costs of completion are substantially different from our estimates, such differences may have a material adverse effect on our operating results and financial condition.

Warranty Obligations

We maintain an accrual for the estimated cost of product warranties associated with sales of our products. Warranty costs include replacement parts and labor costs to repair our products during the warranty period. We record a provision for warranty, which is included in cost of revenues, at the time that the related revenue is recognized. The warranty period and terms for systems and replacement parts varies by system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranties and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and TCZ crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the return period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

We actively engage in product improvement programs and processes to limit our warranty costs; however, our warranty obligation is affected by the complexity of our product, product failure rates and costs incurred to correct those product failures at customers’ sites. The industry in which we operate is subject to rapid technological change, and as a result, we periodically introduce newer, more complex products. Although we classify these newly released products as having a higher risk in our warranty model resulting in higher warranty provisions, we are more likely to have differences between the estimated and actual warranty costs for these new products. Warranty provisions for our older and more established products are more predictable as more historical data is available. If actual product failure rates or estimated costs to repair those product failures were to differ from our estimates, revisions to our estimated warranty provision would be required, which could have a material effect on our operating results and financial condition.

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

We also grant performance restricted stock units (“PRSUs”) to our executive officers and certain key employees. PRSUs are a form of share-based award in which the number of shares ultimately received will be determined based on achievement against defined performance metrics. Grants of PRSUs during the past three years have contained at least one of the following performance metrics over a defined performance period: revenue and net income performance compared to our annual operating plan (“AOP”), revenue and net income relative performance compared to a specified group of peer companies, DUV and EUV install value market share and eligible individual’s management by objectives (“MBO”) achievement. We record compensation expense each period based on our estimate of the most probable number of PRSUs that will be issued. This estimate requires significant estimates and projections about our financial performance relative to our AOP or to the financial performance of the specified group of peer companies, our DUV and EUV install value market share and the performance of individuals against their specific MBOs. If our estimates change or actual results are different than the estimates used in prior periods, we would be required to increase or decrease compensation expense, which could materially affect our operating results.

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

If circumstances change, and the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, or the judgments used by us to determine a customer’s allowance prove to be incorrect, we may need to record additional allowances. In addition, due to our concentrated customer base, the trade receivable balance owed by any one customer can be significant. As a result, if our assessment of the financial condition of our customers, even a single customer, proves to be incorrect, we would have to record additional and potentially significant allowances and bad debt expense, which would have a material adverse effect on our business, operating results, financial condition and cash flows.

Long-Lived Assets Valuation

Included in our long-lived assets are property, plant and equipment and definite-lived intangible assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on our assessment of potential impairments during 2011, 2010, and 2009, there were no factors identified that would indicate an impairment of our long-lived assets.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. These changes to the valuation allowance, and resulting increases or decreases in income tax expense, could have a material effect on our operating results.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product sales	100.0%	100.0%	99.7%
Product sales—related party	0.0	0.0	0.3

Total revenues	100.0	100.0	100.0
Cost of revenues	48.6	48.9	55.7

Gross profit	51.4	51.1	44.3

Operating expenses:
Research and development	22.0	16.7	21.4
Sales and marketing	4.2	4.2	5.4
General and administrative	7.1	7.5	8.9
Restructuring	0.0	0.0	2.7

Total operating expenses	33.3	28.4	38.4

Operating income	18.1	22.7	5.9
Other income (expense)	0.1	0.0	(0.3)

Income before income taxes	18.2	22.7	5.6
Income tax expense	4.7	5.7	2.7

Net income	13.5	17.0	2.9

Net loss attributable to noncontrolling interest in subsidiary	0.0	0.0	1.1

Net income attributable to Cymer, Inc.	13.5%	17.0%	4.0%

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell DUV and EUV light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of high-resolution LTPS-LCD and OLED displays. The discussion which follows for revenues, cost of revenues and operating expenses includes our consolidated results and identifies those amounts associated with the TCZ segment, which are included in the consolidated amounts, for the years ended December 31, 2011, 2010 and 2009. Additional information regarding our reporting segments is contained in Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this report.

Years Ended December 31, 2011 and 2010

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,		Growth/Decline
	2011	2010	Dollars	Percent
DUV:
Light sources revenue	$208,333	$191,625	$16,708	9%

Light source units sold	154	124	30

Light sources average selling price (1)	$1,398	$1,565	$(167)	(11%)

EUV:
Light sources revenue	$22,250	$—	$22,250

Light source units sold	3	—	3

Light sources average selling price (1)	$7,417	$—	$7,417

TCZ:
Silicon crystallization tools revenue	$2,775	$3,999	$(1,224)	(31%)

Silicon crystallization tool units sold	1	1	—

Silicon crystallization tools average selling price (1)	$3,700	$3,999	$(299)	(7%)

Installed base product revenue	$360,854	$338,585	$22,269	7%

Total revenue	$594,212	$534,209	$60,003	11%

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we have excluded the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.

Total revenue, compared to the prior year, increased primarily due to continued demand for DUV light sources and installed base products as well as the sale of three EUV 3100 pilot sources during 2011. During the first half of the year, customers increased their investment in existing and new fab expansions; however, this demand softened in the second half of the year as chipmakers assessed their upcoming capital investment needs. The increase in DUV light sources revenues was primarily due to continued investments in ArF immersion light sources in support of 45nm and below chipmaking and an increase in purchases of KrF light sources when compared to the prior year. The average selling price of our DUV light sources decreased due to an increase in the percentage of light sources sold that were KrF, as KrF light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased when compared to the prior year primarily due to our customers’ continued adoption of our OnPulse product, an increase in DUV pulses utilized on our light sources by chipmaker customers and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded TCZ segment revenue during 2011 and 2010 as a result of customer acceptance of our silicon crystallization tools.

Our DUV backlog includes only those orders for light sources and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following 12 months. In addition, our DUV backlog does not include service or support which will be provided to our customers in the future or under service contracts. Timing of delivery can be affected by many factors, including factors that cannot be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.

Our backlog for DUV light sources and replacement parts at December 31, 2011 was $48.2 million compared to $63.6 million at December 31, 2010. DUV bookings for 2011 and 2010 were relatively flat at $548.6 million and $547.6 million, respectively. The DUV book-to-bill ratio, which includes light sources and replacement parts, for 2011 was 0.96 compared to 1.04 for 2010. The decrease in the backlog and book-to-bill ratio reflects decreased orders for DUV light sources as chipmakers assess their upcoming capital investment needs.

We also had a backlog of $23.5 million for EUV 3100 sources and $34.4 million for silicon crystallization tools at December 31, 2011. Revenue will be recorded for these sources and tools when customer acceptance has occurred.

Sales to ASML, Nikon and Samsung amounted to 35%, 11% and 10%, respectively, of total revenue for 2011, and 30%, 15% and 10%, respectively, of total revenue for 2010.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Years Ended December 31,		Growth/Decline
	2011	2010	Dollars	Percent
United States	$264,881	$210,837	$54,044	26%
Japan	100,931	107,006	(6,075)	(6%)
Korea	97,105	86,944	10,161	12%
Taiwan	59,498	57,627	1,871	3%
Other Asia (China and Singapore)	38,966	37,729	1,237	3%
Europe	32,831	34,066	(1,235)	(4%)

Total revenue	$594,212	$534,209	$60,003	11%

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

The cost of revenues increased 10.6% to $289.1 million for 2011 from $261.4 million for 2010. Gross profit increased to $305.1 million with a 51.4% gross margin for 2011 from $272.8 million with a 51.1% gross margin for 2010. The increase in gross profit over prior year was primarily due to the higher level of sales of light sources and installed based products. The increase in gross margin over the prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution and a decrease in inventory write-downs. These improvements in gross margin were partially offset by the sale of three EUV sources at a low gross margin and an increase in freight expenses. Included in cost of revenue were $4.0 million and $5.1 million for 2011 and 2010, respectively, for our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 46.5% to $130.6 million for 2011 from $89.2 million for 2010. This increase was primarily due to our increased investment in EUV source commercialization and development, including an increase in headcount related employee costs when compared to the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $12.5 million and $7.7 million for 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, research and development expenses increased to 22.0% for the year ended December 31, 2011 from 16.7% for 2010.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 10.9% to $25.1 million for 2011 from $22.7 million for 2010. The increase in sales and marketing expenses primarily reflects an increase in employee related costs due to increased headcount and increased travel costs, which were partially offset by a decline in costs associated with our variable compensation programs when compared to the prior year. Included in sales and marketing expenses were $2.0 million and $2.2 million for 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, sales and marketing remained flat for 2011 at 4.2% when compared to 2010.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 5.0% to $41.8 million for 2011 from $39.8 million for 2010 primarily due to an increase in employee related costs due to increased headcount, increased outside service costs and lower bad debt recoveries in 2011 compared to 2010. These increases in expenses were partially offset by a decrease in costs associated with our variable compensation programs when compared to prior year. Included in general and administrative expenses were $1.0 million and $1.5 million for 2011 and 2010, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.1% for the 2011 compared to 7.5% for 2010.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income was $855,000 for 2011 compared to other expense of $32,000 for 2010. The increase in other income primarily reflects foreign currency exchange gains in 2011 compared to foreign currency exchange losses in 2010.

Income tax expense. Income tax expense of $28.2 million and $30.3 million reflect effective tax rates of 26.0% and 25.0% for 2011 and 2010, respectively. The slight increase in the effective tax rate for 2011 was primarily due to a decrease in federal research and development credits taken in 2011 compared to 2010. Additionally, during 2011 we recorded the following discrete items: a decrease in income tax expense of $4.8 million for a reduction in our net unrecognized tax benefits due primarily to the expirations of statute of limitations and an increase in income tax expense of $754,000 due to the change in certain foreign corporate tax rates, which reduced the balance of our deferred tax assets in those foreign subsidiaries. This compares to the following discrete items recorded during 2010: a net tax benefit of $324,000, which represents our estimate of TCZ net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of TCZ’s tax holiday in Singapore, and a net tax benefit in the United States of $1.2 million based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

Our future effective tax rate could be unfavorably affected by various factors, such as tax legislation and credits, particularly the federal research and development tax credit, which expired on December 31, 2011 and has not been reinstated, and the geographic compositions of our pre-tax income. Additionally, several of our subsidiaries are under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and our results of operations.

Years Ended December 31, 2010 and 2009

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,		Growth/Decline
	2010	2009	Dollars	Percent
DUV:
Light sources revenue	$191,625	$68,925	$122,700	178%

Light source units sold	124	38	86

Light sources average selling price (1)	$1,565	$1,852	$(287)	(15%)

Installed base product revenue	$338,585	$238,739	$99,846	42%

Silicon crystallization tools revenue	$3,999	$0	$3,999

Total revenue	$534,209	$307,664	$226,545	74%

(1)	For purposes of calculating the average selling price, we have excluded the effect of deferred light source system revenue between periods in order to present the actual price per light source system sold.

Total revenue increased primarily due to improved market conditions and chipmaker customers’ increased investment in new and existing fab expansions. The increase in light source revenues was primarily due to a higher level of investment in ArF light sources in support of 45nm and below immersion chipmaking as well as an increase in KrF light source purchases. The average selling price of our light sources decreased due to an increase in the percentage of light sources sold that were KrF, which have a lower average selling price than ArF light sources. Our installed base product revenue increased due to a continued rise in DUV pulses utilized on our light sources by chipmaker customers, increasing pulse value as the mix of ArF pulses continues to rise, and an increase in the number of installed base ArF light sources.

We also recorded our first TCZ segment revenue during 2010 for the relocation, installation and final acceptance of a silicon crystallization tool by a large Korean display manufacturer. There were no revenues associated with our TCZ segment in 2009.

Sales to ASML, Nikon and Samsung amounted to 30%, 15% and 10%, respectively, of total revenue for 2010, and 15%, 18% and 13%, respectively, of total revenue for 2009.

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

Cost of revenues. The cost of revenues increased 52.7% to $261.4 million for 2010 from $171.3 million for 2009. Gross profit increased to $272.8 million with a 51.1% gross margin for 2010 from $136.4 million with a 44.3% gross margin for 2009. The increase in gross margin over prior year was driven primarily by our continued focus on operational execution, previously implemented cost structure improvements, improved manufacturing absorption, lower write downs of inventory, decreases in warranty expenses due to light source reliability improvements, and lower freight costs as a percentage of revenue. Included in cost of revenues for 2010 was $5.1 million related to the relocation, installation and final acceptance of our first silicon crystallization tool and installation costs on a second tool and $898,000 in 2009 for installation costs related to our TCZ segment.

Research and development. Research and development expenses increased 35.5% to $89.2 million for 2010 from $65.8 million for 2009. Research and development spending increased in 2010 as we raised our level of investment in EUV source development, increased headcount, and increased costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. In 2009, research and development expenses were negatively impacted by the reductions in workforce and adjusted spending on our DUV product portfolio. Research and development expenses included $7.7 million and $4.2 million for 2010 and 2009, respectively, for our TCZ segment. The increase in research and development expenses for TCZ is due primarily to assuming full ownership of the joint venture in January 2010. As a percentage of total revenues, research and development expenses decreased to 16.7% for 2010 from 21.4% for 2009.

Sales and marketing. Sales and marketing expenses increased 36.5% to $22.7 million for 2010 from $16.6 million for 2009. Included in sales and marketing expenses were $2.2 million and $2.3 million for 2010 and 2009, respectively, for our TCZ segment. The increase in sales and marketing expenses primarily reflects an increase in headcount and costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. As a percentage of total revenues, sales and marketing decreased to 4.2% for 2010 compared to 5.4% for 2009.

General and administrative. General and administrative expenses increased 44.4% to $39.8 million for 2010 from $27.6 million for 2009, primarily due to an increase in headcount and costs associated with variable compensation programs that are closely linked to improvements in business levels and company performance. These increases were partially offset by a decline in bad debt expense as a result of improved risk profiles and payment histories of certain of our customers compared to 2009. Included in general and administrative expenses were $1.5 million and $995,000 for 2010 and 2009, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.5% for 2010 compared to 8.9% for 2009.

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

Liquidity and Capital Resources

In recent years, we have funded our operations primarily from cash generated from operations and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$116,459	$54,488	$34,259
Net cash used in investing activities	(166,221)	(10,655)	(35,460)
Net cash provided by (used in) financing activities	20,182	(9,963)	(132,911)
Effect of exchange rate changes on cash and cash equivalents	295	2,061	102

Net (decrease) increase in cash and cash equivalents	$(29,285)	$35,931	$(134,010)

Operating Activities

Net cash provided by operating activities in 2011 primarily reflects net income for the year as adjusted to exclude the effects of non-cash charges, primarily depreciation, amortization, stock-based compensation and provision for deferred income taxes. Additionally, increases in deferred revenue of $28.8 million, related primarily to advance payments received from ASML for purchase orders under a multi-year supply agreement for EUV 3300 sources, and increases in other assets of $14.9 million, primarily related to income taxes receivable, contributed to positive operating cash flow. These increases in cash were offset partially by a $24.9 million decrease in other liabilities and a $14.7 million increase in inventories. The decrease in other liabilities primarily reflects the decrease in accrued payroll related to our variable cash compensation programs and a decrease in income taxes payable. The increase in inventories is primarily in support of EUV demand.

Net cash provided by operating activities in 2010 primarily reflects net income for the year as adjusted to exclude the effects of non-cash charges, primarily depreciation, amortization, stock-based compensation and provision for deferred income taxes. Additionally, increases in other liabilities of $21.4 million, primarily related to increases in accrued payroll related to variable cash compensation programs, and increases in deferred revenue of $8.7 million, related to advance payments received from ASML for purchase orders under a multi-year supply agreement for EUV 3100 pilot sources and advance payments for a silicon crystallization tool, contributed to positive operating cash flow. These increases in operating cash flow were offset partially by a $48.7 million increase in accounts receivable, a $30.7 million increase in inventory and a $27.9 million increase in other assets, primarily related to income taxes receivable. The increase in accounts receivable results primarily from the increase in revenue and, to a lesser extent, an increase in days sales outstanding to 79 days at December 31, 2010 from 75 days at December 31, 2009. The increase in inventory is due primarily to the production of EUV sources. The increase in income taxes receivable is due primarily to the reinstatement of the research and development credit at the end of 2010.

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

The increase in deferred revenue of $7.4 million primarily reflects advance payments received from ASML during 2009 for purchase orders under a multi-year supply agreement for EUV 3100 pilot sources. These increases in operating cash flow were offset by increases in accounts receivable and decreases in other liabilities. The increase in accounts receivable was primarily the result of a higher level of shipments occurring later in the fourth quarter, which resulted in higher accounts receivable balances at the end of the year. The decrease in other liabilities was primarily due to the decrease in our warranty provision as a result of reduced sales and the lower number of light sources under warranty at December 31, 2009.

Investment Activities

Net cash used in investing activities in 2011 of $166.2 million reflects purchases of investments, net of proceeds from sales of investments, of $137.2 million, capital expenditures of $25.3 million primarily related to our EUV research, development and commercial production efforts, and the acquisition of eDiag for $3.8 million, net of cash acquired, as noted below.

On April 1, 2011, we acquired all of the outstanding equity of eDiag for consideration totaling $15.0 million payable in cash, with $6.0 million paid on April 1, 2011 and $3.0 million payable on each of April 1, 2012, 2013 and 2014. We acquired $2.2 million in cash as part of the acquisition. There was no debt assumed with the acquisition. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates.

Net cash used in investing activities in 2010 of $10.7 million was due primarily to the timing of short-term investments that matured and were reinvested during the period as well as capital expenditures primarily related to our EUV research, development and commercial production efforts.

Net cash used in investing activities in 2009 consisted primarily of $28.3 million of purchases of short-term and long-term securities, net of reinvestment of such securities during the year. In addition, cash used in investing activities included the acquisition of $7.2 million of property, plant and equipment, a significant portion of which relates to equipment associated with our EUV research, development and commercial production efforts, software and equipment purchases, and equipment purchases related to TCZ.

Financing Activities

The primary sources of cash provided by financing activities during 2011 are $16.3 million of proceeds from the exercise of employee stock options and $4.0 million of excess tax benefits related to the stock option exercises.

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

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and a substantial portion of their cash balances can be denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiaries operate have experienced volatility over the past several years. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $295,000, $2.1 million and $102,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, cash and cash equivalents were positively affected by $478,000 due to the Japanese Yen strengthening against the U.S. Dollar and the effect it had on the cash balances held at our Japanese subsidiary. This increase was partially offset by $91,000 due to the weakening of the Taiwan Dollar against the U.S. Dollar.

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

For the year ended December 31, 2009, cash and cash equivalents were positively affected by $726,000 due to the Korean Won and the Euro strengthening against the U.S. Dollar and the effect it had on the cash balances denominated in these currencies held at our subsidiary offices. This increase was offset by $652,000 due to the weakening of the Japanese Yen against the U.S. Dollar.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, particularly to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in 2012 to be approximately $30.0 million to $50.0 million, a significant portion of which will relate to purchases of equipment and facility improvements associated with development and manufacturing of our EUV sources and equipment to support our installed base product offerings. In addition, we require resources to fund our normal operations.

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. As of December 31, 2011, we have approximately $38.0 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During 2011, we had no purchases under this program. At December 31, 2011, $57.8 million remains available for share repurchases under this program.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new technologies such as EUV light sources and TCZ silicon crystallization tools and in the products derived from them;

•	the market acceptance of our products;

•	the overall levels of sales of our products and gross profit margins;

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

Transactions with Related Parties

Under our audit committee charter, our audit committee is responsible for reviewing and approving all related party transactions on a quarterly basis. In addition, our board of directors determines annually whether any related party relationships exist among the directors which would interfere with the judgment of individual directors in carrying out his responsibilities as director. We did not have any related party transactions in 2011.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Other
Purchase obligations (1)	$172,960	$172,960	$—	$—	$—	$—
Operating leases	4,836	2,368	1,782	686	—	—
Capital leases	799	305	494	—	—	—
Other long-term liabilities (2)	29,907	3,273	7,250	829	6,186	12,369

	$208,502	$178,906	$9,526	$1,515	$6,186	$12,369

(1)	Purchase obligations represent outstanding purchase commitments by us at December 31, 2011, including purchase orders that have cancellation provisions requiring little or no payment. The amounts are included in the table above because management believes that cancellation of these purchase orders is unlikely and expects to make future cash payments according to the contractual terms or in similar amounts for similar materials.
(2)

Other long-term liabilities primarily represent liabilities for uncertain tax positions, deferred compensation, future payments associated with the eDiag acquisition, and post-retirement benefits related to our foreign pension plan. The timing of payments resulting from uncertain tax positions will depend on a number of factors and we are unable to project if and when this might occur, if at all, within the next five years. Accordingly, we cannot make reasonable estimates of the amount and period of potential cash settlements, if any, with taxing authorities. Therefore, we have included $12.4 million of long-term income taxes payable in the column marked “Other”. The timing of payments of deferred compensation in the table above represents the current elections by participants, which are subject to change.

Off Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein.

Recently Issued Accounting Standards

See Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this report for a description of recent accounting standards, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct business in several international currencies through our global operations. Our foreign currency hedging program manages fluctuations in the value of the Euro, Japanese Yen, South Korean Won and the Taiwanese Dollar. Our foreign currency risk falls into two primary categories.

First, we are subject to uncertain gross profit margins when we forecast selling products in one currency and the product costs are denominated in a different currency, primarily for the purchases of our products for resale under firm third-party sales commitments. In this instance, we enter into derivative financial instruments; principally forward contracts, which we designate as cash flow hedges in order to mitigate fluctuations in the gross profit margins of these forecasted transactions. We also occasionally enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges when we anticipate purchases of capital assets in a currency other than the functional currency of the entity purchasing the asset.

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other comprehensive income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally have not experienced ineffectiveness of cash flow hedges from cancelled transactions.

The second category of foreign currency risk occurs when transactions are recorded to our consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an increase to income before income taxes of approximately $169,000 at December 31, 2011 and a decrease to income before income taxes of approximately $100,000 at December 31, 2010. These amounts are after consideration of the offsetting effect of approximately $12.4 million and $7.3 million at December 31, 2011 and 2010, respectively from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At December 31, 2011, we had outstanding forward contracts to buy $38.0 million in exchange for South Korean Won, $15.0 million in exchange for Taiwanese Dollars, and to sell $69.6 million in exchange for Japanese Yen and $1.4 million in exchange for Euros. These contracts expire on various dates through August 2012. The fair value of all our forward contracts totaled an asset of $371,000 and a liability of $1.91 million at December 31, 2011.

Investment Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of December 31, 2011 and 2010 would decrease by approximately $1.4 million and $289,000, respectively.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

2.	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2011 and their report appears on page F-2 of this Annual Report on Form 10-K.

3.	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4.	Inherent Limitations on the Effectiveness of Internal Control. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we expect to file a definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Exchange Act, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below. With the exception of the information specifically incorporated herein by reference from our definitive Proxy Statement into this Annual Report on Form 10-K, our definitive Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the information contained in the sections entitled “Report of the Audit Committee” and the “Report of the Compensation Committee” in our definitive Proxy Statement is not incorporated by reference into this Annual Report on Form 10-K or deemed “filed” with the SEC.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions. We have posted the code of ethics on our website which can be accessed at http://www.cymer.com under “Investors.” In addition, we will promptly disclose on our website (1) the nature of any amendment to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on our website in the future.

Item 11.	Executive Compensation.

The information required by Item 11 of Form 10-K regarding executive compensation is incorporated herein by reference to the information contained in the sections entitled “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement.

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

The information required by Item 12 of Form 10-K regarding equity compensation plans under which our common stock may be issued as of December 31, 2011 is incorporated herein by reference to the information contained in the section entitled “Equity Compensation Plan Information” in our definitive Proxy Statement. The information required by Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement.

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

(b) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Second Amended and Restated Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Registration Statement on Form S-1, Registration No. 333-08383).

3.2	Amendment of Articles of Incorporation of Cymer, Inc. (incorporated herein by reference to Exhibit 3.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.3	Bylaws of Cymer, as amended and restated (incorporated herein by reference to Exhibit 3.1 to Cymer’s Form 8-K filed on November 25, 2009).

10.1#	Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on November 23, 2010).

10.2#	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.3#	Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Cymer’s Registration Statement on Form S-8, Registration No. 333-48242).

10.4#	1996 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 19, 2006).

10.5#	2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan and incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.6#	Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-69736).

10.7#	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 27, 2009).

10.8#	Form of Stock Option Grant Notice and form of Stock Option Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Cymer’s Current Report on Form 8-K filed on May 20, 2005, File No. 333-39101).

10.9#	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10#	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement for use with the Long-Term Bonus Program under the 2005 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on December 21, 2007).

10.11#	Form of Performance Restricted Stock Unit Notice and Form of Performance Restricted Stock Unit Agreement for use with the Long-Term Incentive Program under the 2005 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12#	Form of Performance Restricted Stock Unit Grant Notice for use with the Long-Term Incentive Program under the Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.13#	2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Cymer’s Current Report on Form 8-K filed on May 23, 2011).

10.14#	Form of Stock Option Grant Notice used in connection with the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Cymer’s Registration Statement on Form S-8, Registration No. 333-175375).

10.15#	Form of Stock Option Agreement used in connection with the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 to Cymer’s Registration Statement on Form S-8, Registration No. 333-175375).

10.16#	Form of Restricted Stock Unit Grant Notice used in connection with the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.4 to Cymer’s Registration Statement on Form S-8, Registration No. 333-175375).

10.17#	Form of Restricted Stock Unit Agreement used in connection with the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 to Cymer’s Registration Statement on Form S-8, Registration No. 333-175375).

10.18#	Form of Performance Restricted Stock Unit Notice used in connection with the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.6 to Cymer’s Registration Statement on Form S-8, Registration No. 333-175375).

10.19#	Form of Performance Restricted Stock Unit Agreement used in connection with the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.7 to Cymer’s Registration Statement on Form S-8, Registration No. 333-175375).

10.20#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Robert P. Akins and Cymer (incorporated herein by reference to Exhibit 10.15 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.21#	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Edward Brown, Jr. and Cymer (incorporated herein by reference to Exhibit 10.16 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.22#	Employment Agreement, effective as of December 19, 2009, by and between Paul B. Bowman and Cymer (incorporated by reference to Exhibit 10.16 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.23#	Employment Agreement, effective as of December 1, 2010, by and between Karen K. McGinnis and Cymer (incorporated by reference to Exhibit 10.17 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.24#	Summary description of Cymer, Inc. Short-Term Incentive Program (incorporated herein by reference to Exhibit 10.2 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.25#	Summary description of Cymer, Inc. Long-Term Incentive Bonus Program, effective January 1, 2008 (incorporated herein by reference to Exhibit 10.21 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.26#	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.23 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.27#	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.28#	Summary description of Cymer, Inc. Long-Term Incentive Program, (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.29#	Executive Nonqualified Excess Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Cymer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.30#	Amended and Restated Executive Option and Group Health Coverage Extension Program (incorporated herein by reference to Exhibit 10.24 to Cymer’s Annual Report on Form 10-K for the year ended December 31, 2007).

21.1	Subsidiaries of Cymer.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to the signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

By:	/S/ ROBERT P. AKINS
Robert P. Akins, Chief Executive Officer and Chairman of the Board
Dated: February 16, 2012

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

/S/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 16, 2012

/S/ PAUL B. BOWMAN Paul B. Bowman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2012

/S/ KAREN K. MCGINNIS Karen K. McGinnis	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2012

/S/ CHARLES J. ABBE Charles J. Abbe	Director	February 16, 2012

/S/ EDWARD H. BRAUN Edward H. Braun	Director	February 16, 2012

/S/ MICHAEL R. GAULKE Michael R. Gaulke	Director	February 16, 2012

/S/ WILLIAM G. OLDHAM William G. Oldham	Director	February 16, 2012

/S/ ERIC M. RUTTENBERG Eric M. Ruttenberg	Director	February 16, 2012

/S/ PETER J. SIMONE Peter J. Simone	Director	February 16, 2012

/S/ YOUNG K. SOHN Young K. Sohn	Director	February 16, 2012

/S/ JON D. TOMPKINS Jon D. Tompkins	Director	February 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cymer Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Diego, California

February 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited Cymer, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cymer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A2. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cymer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cymer, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three year period ended December 31, 2011, and the related consolidated financial statement schedule, and our report dated February 16, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/    KPMG LLP

San Diego, California

February 16, 2012

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$125,027	$154,312
Restricted cash	5,903	0
Short-term investments	124,712	54,964
Accounts receivable, net	123,970	127,747
Inventories	221,740	213,002
Deferred income taxes	26,963	11,961
Other current assets	35,601	55,027

Total current assets	663,916	617,013
Long-term investments	73,811	7,506
Property, plant and equipment, net	119,015	104,705
Deferred income taxes	34,591	35,690
Goodwill	16,792	8,833
Intangible assets, net	9,928	7,645
Other assets	9,691	5,939

Total assets	$927,744	$787,331

LIABILITIES
Current liabilities:
Accounts payable	$38,876	$27,731
Deferred revenue	56,546	30,593
Deferred income taxes	171	0
Other current liabilities	49,619	68,121

Total current liabilities	145,212	126,445
Deferred revenue	5,871	690
Deferred income taxes	1,463	21
Other liabilities	27,255	21,920

Total liabilities	179,801	149,076

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY
Cymer, Inc. stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 44,022,000 shares issued and 30,610,000 shares outstanding at December 31, 2011; 43,232,000 shares issued and 29,820,000 shares outstanding at December 31, 2010	44	43
Additional paid-in capital	658,755	620,272
Treasury stock, at cost (13,412,000 common shares at December 31, 2011 and December 31, 2010)	(492,890)	(492,890)
Accumulated other comprehensive loss	(11,918)	(2,881)
Retained earnings	593,952	513,711

Total equity	747,943	638,255

Total liabilities and equity	$927,744	$787,331

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$594,212	$534,209	$306,795
Product sales, related party	0	0	869

Total revenues	594,212	534,209	307,664
Cost of revenues	289,076	261,442	171,250

Gross profit	305,136	272,767	136,414

Operating expenses:
Research and development	130,638	89,193	65,809
Sales and marketing	25,126	22,656	16,603
General and administrative	41,793	39,802	27,569
Restructuring	0	0	8,407

Total operating expenses	197,557	151,651	118,388

Operating income	107,579	121,116	18,026

Other income (expense)
Foreign currency exchange gain (loss)	742	(6)	(1,107)
Impairment of investments	0	0	(291)
Interest income	848	524	1,374
Interest expense	(741)	(605)	(1,029)
Other income	6	55	135

Total other income (expense)	855	(32)	(918)

Income before income taxes	108,434	121,084	17,108
Income tax expense	28,193	30,271	8,389

Net income	$80,241	$90,813	$8,719

Net loss attributable to noncontrolling interest in subsidiary	0	148	3,257

Net income attributable to Cymer, Inc.	$80,241	$90,961	$11,976

Earnings per share:
Basic	$2.63	$3.05	$0.40

Diluted	$2.58	$3.02	$0.40

Weighted average shares outstanding:
Basic	30,469	29,777	29,738

Diluted	31,101	30,124	29,945

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$80,241	$90,813	$8,719
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,400)	5,588	(2,298)
Unrealized gains (losses) on available for sale investments, net of income tax expense (benefit) of $4, $(7), and $(97) for 2011, 2010 and 2009, respectively	1	(10)	(159)
Unrealized (losses) gains on foreign currency forward exchange contracts, net of income tax (benefit) expense of $(595), $(42), and $154 for 2011, 2010 and 2009, respectively	(971)	(62)	226
Unrealized pension gains (losses), net of income tax expense (benefit) of $229, $(65), and $(43), for 2011, 2010 and 2009, respectively	333	(117)	(50)

Total other comprehensive income (loss)	(9,037)	5,399	(2,281)

Comprehensive income	$71,204	$96,212	$6,438
Comprehensive loss attributable to noncontrolling interest in subsidiary	0	148	3,257

Comprehensive income attributable to Cymer, Inc.	$71,204	$96,360	$9,695

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

			Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount		Shares	Amount
BALANCE, DECEMBER 31, 2008	42,461	$42	$586,539	(12,852)	($473,580)	($5,999)	$410,774	$517,776	$4,848	$522,624
Exercise of common stock options	232	1	6,202	0	0	0	0	6,203	0	6,203
Issuance of shares upon vesting of restricted stock unit awards	37	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	21	0	622	0	0	0	0	622	0	622
Employee stock-based compensation	0	0	5,667	0	0	0	0	5,667	0	5,667
Income tax shortfall from stock option exercises	0	0	(716)	0	0	0	0	(716)	0	(716)
Contribution by noncontrolling interest	0	0	0	0	0	0	0	0	800	800
Net income	0	0	0	0	0	0	11,976	11,976	(3,257)	8,719
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	(2,298)	0	(2,298)	0	(2,298)
Unrealized losses on available-for-sale investments, net of tax	0	0	0	0	0	(159)	0	(159)	0	(159)
Unrealized gains on forward exchange contracts, net of tax	0	0	0	0	0	226	0	226	0	226
Unrealized pension losses, net of tax	0	0	0	0	0	(50)	0	(50)	0	(50)

BALANCE, DECEMBER 31, 2009	42,751	$43	$598,314	(12,852)	($473,580)	($8,280)	$422,750	$539,247	$2,391	$541,638
Exercise of common stock options	349	0	8,803	0	0	0	0	8,803	0	8,803
Issuance of shares upon vesting of restricted stock unit awards	113	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	19	0	632	0	0	0	0	632	0	632
Employee stock-based compensation	0	0	10,603	0	0	0	0	10,603	0	10,603
Income tax benefit from stock option exercises	0	0	1,863	0	0	0	0	1,863	0	1,863
Repurchases of common stock into treasury	0	0	0	(560)	(19,310)	0	0	(19,310)	0	(19,310)
Acquisition of noncontrolling interest in subsidiary	0	0	57	0	0	0	0	57	(2,243)	(2,186)
Net income	0	0	0	0	0	0	90,961	90,961	(148)	90,813
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	5,588	0	5,588	0	5,588
Unrealized losses on available-for-sale investments, net of tax	0	0	0	0	0	(10)	0	(10)	0	(10)
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(62)	0	(62)	0	(62)
Unrealized pension losses, net of tax	0	0	0	0	0	(117)	0	(117)	0	(117)

BALANCE, DECEMBER 31, 2010	43,232	$43	$620,272	(13,412)	($492,890)	($2,881)	$513,711	$638,255	$0	$638,255
Exercise of common stock options	459	1	15,486	0	0	0	0	15,487	0	15,487
Issuance of shares upon vesting of restricted stock unit awards	313	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	18	0	792	0	0	0	0	792	0	792
Employee stock-based compensation	0	0	18,118	0	0	0	0	18,118	0	18,118
Income tax benefit from stock option exercises	0	0	4,087	0	0	0	0	4,087	0	4,087
Net income	0	0	0	0	0	0	80,241	80,241	0	80,241
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	(8,400)	0	(8,400)	0	(8,400)
Unrealized gains on available-for-sale investments, net of tax	0	0	0	0	0	1	0	1	0	1
Unrealized losses on forward exchange contracts, net of tax	0	0	0	0	0	(971)	0	(971)	0	(971)
Unrealized pension gains, net of tax	0	0	0	0	0	333	0	333	0	333

BALANCE, DECEMBER 31, 2011	44,022	$44	$658,755	(13,412)	($492,890)	($11,918)	$593,952	$747,943	$0	$747,943

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$80,241	$90,813	$8,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	20,291	19,223	21,057
Stock-based compensation	18,118	10,603	5,667
Bad debt (recoveries) expense	(306)	(843)	2
Excess tax benefits from stock option exercises	(4,017)	(2,087)	(267)
Provision for deferred income taxes	(8,929)	12,755	(634)
Loss on disposal or impairment of property, plant and equipment	127	609	1,881
Write-down of investments	0	0	291
Change in assets and liabilities:
Restricted cash	(5,903)	1,235	(1,200)
Accounts receivable	3,885	(48,659)	(12,651)
Accounts receivable, related party	0	732	86
Inventories	(14,678)	(30,698)	4,361
Other assets	14,894	(27,947)	(2,684)
Accounts payable	8,857	7,976	5,429
Accounts payable, related party	0	(9,284)	3,876
Deferred revenue	28,806	8,665	7,379
Other liabilities	(24,927)	21,395	(7,053)

Net cash provided by operating activities	116,459	54,488	34,259

Investing activities:
Acquisition of property, plant and equipment	(25,250)	(15,810)	(7,208)
Cash paid for acquisition of eDiag, net of cash acquired	(3,785)	0	0
Purchases of investments	(305,172)	(100,056)	(94,161)
Proceeds from sold or matured investments	167,986	105,211	65,909

Net cash used in investing activities	(166,221)	(10,655)	(35,460)

Financing activities:
Proceeds from issuance of common stock	16,320	9,446	6,744
Excess tax benefits from stock option exercises	4,017	2,087	267
Payments under capital lease obligations	(155)	0	0
Repurchase of common stock into treasury	0	(19,310)	0
Purchase of noncontrolling interest	0	(2,186)	0
Repayment of convertible subordinated note	0	0	(140,722)
Cash investment in joint venture received from minority shareholder	0	0	800

Net cash provided by (used in) financing activities	20,182	(9,963)	(132,911)

Effect of exchange rate changes on cash and cash equivalents	295	2,061	102

Net (decrease) increase in cash and cash equivalents	(29,285)	35,931	(134,010)
Cash and cash equivalents at beginning of the year	154,312	118,381	252,391

Cash and cash equivalents at end of the year	$125,027	$154,312	$118,381

Supplemental disclosure of cash flow information:
Interest paid	$234	$405	$2,803

Income taxes paid	$35,070	$42,295	$11,232

Supplemental disclosure of non-cash operating, investing and financing activities:
Net increase (decrease) in acquisition of property and equipment included in accounts payable	$1,443	$(1,774)	$2,497

Net decrease (increase) in in-transit proceeds from issuance of common stock	$41	$(11)	$81

Property and equipment acquired under capital lease obligations	$738	$136	$0

Future install payments for acquisition of eDiag	$8,412	$0	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support services directly to our chipmaker customer as well as to our lithography tool manufacturer customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of high-resolution low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) displays.

We manufacture our products primarily at our San Diego headquarters, and we also conduct refurbishment manufacturing activities for replacement parts at our subsidiary located in South Korea. We sell our products to customers primarily in Europe, South Korea, Japan, Taiwan, the United States and other Asian countries. We provide customer support from our San Diego headquarters, and from our field offices located throughout China, South Korea, Japan, the Netherlands, Singapore, Taiwan and the United States.

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

Fair Value of Financial Instruments

The fair value of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current liabilities approximate their carrying amounts due to their short-term nature.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

At December 31, 2011, we have $5.9 million in restricted cash associated with a secured bond that we entered into as a result of a foreign tax audit. The secured bond expires in July 2012 and, therefore, the restricted cash is included in current assets.

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

Property, Plant and Equipment

Our property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over 20 years for buildings; one to five years for equipment; and three to five years for light sources built for internal use. Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the lease term or the estimated useful life of the assets, whichever period is shorter. Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included within operating income in the consolidated statement of operations.

Valuation of Long-Lived Assets

We review the carrying amount and remaining useful life of our long-lived assets, which includes property, plant and equipment and definite-lived intangible assets, for impairment when events or circumstances indicate that the carrying amount may not be recoverable. Other factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Based on our assessment of potential impairments during 2011, 2010 and 2009, there were no indicators identified that would warrant an impairment of our long-lived assets.

Goodwill and Intangible Assets

Goodwill is not amortized but instead is tested annually for impairment at the reporting unit level, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill maybe impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

Intangible assets that are determined to have definite lives are amortized utilizing a straight-line basis over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Our intangible assets consist of patents and developed technology, which are amortized using the straight-line basis over their expected useful lives.

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

Derivative Instruments

We conduct business in several international currencies through our global operations. We maintain a foreign exchange risk management policy with the goal of protecting product margins and minimizing the short term volatility of reported earnings due to foreign currency risk exposure. In accordance with our policy, we use financial instruments, principally forward contracts, to manage certain of our foreign currency risk exposures. Forward contracts acquired to protect the product margins of forecasted transactions, primarily the purchases of our products for resale under firm third-party sales commitments are accounted for in accordance with the provisions of the authoritative guidance for derivatives and hedging. We also enter into forward contracts to offset gains and losses on assets and liabilities held in non-functional currencies, primarily the intercompany U.S. Dollar denominated liabilities of our foreign subsidiaries and do not designate these forward contracts as hedges pursuant to the authoritative guidance for derivatives and hedging. We record all forward contracts at fair value based on the quoted exchange rates for such instruments. We do not enter into forward contracts for speculative purposes. For further discussion, see Note 8, “Derivative Instruments and Hedging Activities”.

Guarantees and Warranties

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of the authoritative guidance for guarantees, with the exception of standard warranty provisions associated with product sales and indemnification provisions related to intellectual property that are contained within many of our lithography tool manufacturer agreements. See Note 14, “Commitments and Contingencies” for further information regarding our guarantees and warranties.

Revenue Recognition

Our revenues include light sources, silicon crystallization tools, and installed base products, which consist of OnPulse contracts, service support and replacement parts, and to a lesser extent, service, upgrades, and refurbishments of our light sources.

We recognize revenue when title and risk of loss have passed, evidence of an arrangement has been obtained, pricing is fixed or determinable at the date of sale, and collectability is reasonably assured. Our sales arrangements do not include general rights of return or cancellation privileges.

Light Sources and Silicon Crystallization Tools

We recognize revenue for light sources and silicon crystallization tools at one of following three points, depending on the terms of our arrangement with our customer: 1) shipment of the system, 2) delivery of the system, or 3) receipt of an acceptance certificate from the customer. For the majority of our DUV light source sales, the shipping terms are F.O.B. shipping point, and revenue is recognized upon shipment. Our current sales arrangements for EUV sources and TCZ silicon crystallization tools contain acceptance criteria, and revenue is recognized upon system acceptance by the customer.

Certain of our revenue arrangements include additional elements, such as future product upgrades or services. In accordance with the authoritative guidance for revenue recognition arrangements with multiple deliverables, we allocate the total consideration in the arrangement to the multiple elements using the relative selling price of the delivered and undelivered items, based on vendor specific objective evidence or estimated selling price.

If vendor specific objective evidence is not available, as third party evidence is generally not available to us due to the proprietary nature of our products, the estimated selling price is determined considering market conditions and estimated gross margins, as well as factors that are specific to us. Delivery of the additional elements generally occurs within one to three years.

Installed Base Products—OnPulse Contracts, Support Services, and Replacement Parts

Revenue associated with our OnPulse contracts, which include primarily replacement parts and to a much lesser extent services, is recognized monthly based on the number of pulses utilized by our customers on their light sources that are covered under their OnPulse arrangement. Revenue from support services, including our data services, is recognized as the services are rendered. To date, the revenue associated with the service element of our OnPulse contracts when combined with revenue generated from our support services has been less than 10% of our total revenue.

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

On a limited basis, we sell upgrades for our light sources or refurbish light sources owned by our customers to their original or new condition. Revenue from upgrades is recognized when the upgrade has been successfully installed by us and accepted by the customer. Revenue from refurbished light sources is recognized when the refurbishment process has been completed and, depending upon the customer, the proper delivery or acceptance terms have been met.

We report revenue net of any sales-based taxes assessed by governmental authorities that are imposed on or concurrent with sales transactions.

Deferred Revenue

Deferred revenue represents payments received from our customers in advance of the delivery of products and/or services or before the satisfaction of all revenue recognition requirements, as described above. Costs directly attributable to the deferred revenue are also deferred until the related revenue is recognized if the arrangement is profitable.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer, if any, for shipping and handling are reported as revenue.

Research and Development Costs

We expense research and development costs in the period they are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $559,000, $572,000 and $649,000, for 2011, 2010, and 2009, respectively.

Stock-Based Compensation

We grant stock options and stock units from our 2011 Equity Incentive Plan, which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance-based stock unit awards, and other stock awards to our employees, non-employee directors and consultants.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent management believes that recovery is more likely than not, we do not establish a valuation allowance. The calculation of our tax provision is dependent upon the geographic composition of our world-wide earnings, tax regulations governing each region and the availability of tax credits.

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

Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated on the basis of the weighted-average number of shares of common stock including the effect of the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Potential dilutive securities include outstanding stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and stock issued pursuant to our Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share information):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Cymer, Inc.	$80,241	$90,961	$11,976
Denominator:
Weighted average common shares	30,469	29,777	29,738
Effect of dilutive securities	632	347	207

Denominator for diluted earnings per share	31,101	30,124	29,945

Earnings per share:
Basic	$2.63	$3.05	$0.40

Diluted	$2.58	$3.02	$0.40

Anti-dilutive securities excluded from the computation of diluted earnings per share	163	934	2,429

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2011	2010
Foreign currency translation adjustments	$(10,994)	$(2,594)
Unrealized losses on available-for-sale investments, net of tax	(7)	(8)
Net unrealized losses on foreign currency forward exchange contracts, net of tax	(971)	0
Unrealized pension gains (losses), net of tax	54	(279)

Accumulated other comprehensive loss	$(11,918)	$(2,881)

Concentrations of Risk and Related Uncertainties

Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, investments, and foreign exchange contracts receivable.

Cash and cash equivalents. We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions. We have not experienced any material losses in our cash and cash equivalents. The cash balances in financial institutions and cash equivalent securities that we hold are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of the financial institutions and securities and limit the risk by selecting financial institutions and securities with a strong relative credit rating. Cash equivalents as of December 31, 2011 and 2010 were $39.7 million and $85.1 million, respectively. We have established investment credit policies that focus on the credit quality of obligors, limit credit concentrations, encourage diversification and require periodic creditworthiness reviews.

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

Our customer base is disbursed among many geographic regions and is comprised largely of multinational companies. For geographic customer concentrations, see Note 16, “Segment and Geographic Information”. In 2011, 2010 and 2009, revenue from three customers accounted for 56%, 55% and 46% of our total revenue, respectively. In 2011 and 2010, these customers comprised 42% and 51% of total receivables at December 31, 2011 and 2010, respectively. We expect that sales to these customers will continue to account for a substantial portion of our revenue. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. The loss of business from any of these customers would have a material adverse effect on our operating results, financial condition, and cash flows.

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

Supplier Risk. We purchase a limited number of components and subassemblies included in our light sources, installed base products and silicon crystallization tools from a single supplier or a small group of suppliers. Whenever possible, we work with secondary suppliers to qualify additional sources of supply. To reduce the risk associated with limited-source suppliers, we have supply agreements in place and carry strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. We also have vendor-managed inventory of critical components to further reduce the risk of a single supplier. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and are subject to the same risks and uncertainties regarding their ability to respond to changing market and global conditions. To date we have been able to obtain adequate components and subassemblies for our light sources, installed base products and silicon crystallization tools in a timely manner from existing suppliers.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances, and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures on January 1, 2010, which did not have a material effect on our consolidated financial statements. We adopted Part II of the revised guidance for fair value measurement disclosures on January 1, 2011, which did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These revised standards are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. These amended standards will require additional footnote disclosures for these enhancements but will not affect our financial position or results of operations.

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued additional guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. These new standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. These amended standards will affect the presentation of other comprehensive income but will not affect our financial position or results of operations.

2. Acquisition

On April 1, 2011, we acquired all of the outstanding equity of eDiag, a privately held company based in Seoul, Korea. eDiag complemented our OnPulse product by providing a portfolio of software solutions for lithography source performance data mining and analytics. Combining our current fault monitoring, predictive techniques and worldwide service infrastructure with eDiag’s data analysis capabilities, we have developed data services, OnPulse Plus and Smart Pulse, which provide customers with information to assist them in driving increased operational efficiency and improved availability of their light sources.

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

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash paid at closing, net of cash acquired		$3,785
Present value of future cash payments		8,073

Total purchase price		11,858
Fair value of net assets acquired:
Current assets	$232
Identifiable intangible assets—developed technology	3,692
Property and equipment	926
Other assets	438
Current liabilities	(766)
Other liabilities	(1,147)

Total fair value of net assets acquired		3,375

Excess purchase price over fair value of net assets acquired (“goodwill”)		$8,483

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. The estimated values of property and equipment were based on their depreciated historical costs on the date of acquisition, which approximated fair value.

We recorded the fair value of identifiable intangible assets, consisting of developed technology, in the amounts of $3.7 million using an income valuation approach. The income valuation approach is based on Level 3 inputs in the fair value hierarchy. This valuation technique provides an estimate of the fair value of an asset based on the cash flows that the asset can be expected to generate over its remaining useful life. The developed technology is being amortized using the straight-line method over its estimated economic life of 5.0 years. Amortization expense, recognized in cost of sales, for the period from the acquisition date through December 31, 2011 was $554,000 and is estimated to be approximately $738,000 per year through March 31, 2016.

Goodwill of $8.5 million, none of which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from eDiag. The carrying amount of goodwill is allocated to our Cymer operating segment.

We have consolidated the results of operations for eDiag since its acquisition on April 1, 2011. Our historical results would not have been materially affected by the acquisition of eDiag and, accordingly, we have not presented pro forma information.

3. Fair Value Measurements

We account for our financial assets and liabilities that are being measured and reported on at fair value on a recurring basis per the provisions of the authoritative guidance for fair value measurements. This includes certain items we report in cash equivalents and available-for-sale securities within our cash and cash equivalents, and short and long term investments on the accompanying consolidated balance sheets. In addition, our derivatives, which consist of foreign currency forward exchange contracts, are reported at fair value and are included in the scope of the authoritative guidance for fair value measurements and disclosures.

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

Preferred Stock

We hold preferred stock that was distributed to us when an auction rate security was dissolved in April 2009. We recorded impairment charges in 2009 totaling $291,000 associated with this security. On August 4, 2010, the issuer filed Chapter 11 bankruptcy protection, and we believe it is unlikely we will receive any future cash flow from this preferred stock. The preferred stock was valued at zero at December 31, 2011 and 2010, respectively.

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended

December 31, 2011 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 8, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2011	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$39,710	$26,190	$13,520	$0
Short-term investments:
Corporate debt securities	74,170	0	74,170	0
U.S. government securities	27,226	0	27,226	0
Commercial paper	10,070	0	10,070	0
Municipal bonds	7,246	0	7,246	0
Certificates of deposit	6,000	0	6,000	0
Long-term investments:
Corporate debt securities	51,060	0	51,060	0
U.S. government securities	22,751	0	22,751	0
Foreign currency forward exchange contracts (2)	371	0	371	0

	$238,604	$26,190	$212,414	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$(1,902)	$0	$(1,902)	$0

	$(1,902)	$0	$(1,902)	$0

	December 31, 2010	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$85,121	$66,511	$18,610	$0
Short-term investments:
U.S. government securities	17,457	0	17,457	0
Corporate debt securities	31,731	0	31,731	0
Municipal bonds	5,776	0	5,776	0
Long-term investments:
Corporate debt securities	5,611	0	5,611	0
U.S. government securities	1,895	0	1,895	0

	$147,591	$66,511	$81,080	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$(1,064)	$0	$(1,064)	$0

	$(1,064)	$0	$(1,064)	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.

(2)	Included in other current assets on the accompanying consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of high-resolution LTPS-LCD and OLED displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit, when required, based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the year ended December 31, 2011. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the year ended December 31, 2011, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

4. Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments at December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$85,317	$0	$0	$85,317
Cash equivalents:
Money market funds	6,189	0	0	6,189
Certificate of deposits	20,001	0	0	20,001
Municipal bonds	1,020	1	0	1,021
Corporate debt securities	12,499	0	0	12,499

Total cash and cash equivalents	$125,026	$1	$0	$125,027

Short-term investments:
Corporate debt securities	74,189	12	(31)	74,170
U.S. government securities	27,219	7	0	27,226
Commercial paper	10,070	0	0	10,070
Municipal bonds	7,248	0	(2)	7,246
Certificates of deposit	6,000	0	0	6,000

Total short-term investments	$124,726	$19	$(33)	$124,712

Long-term investments:
Corporate debt securities	51,064	49	(53)	51,060
U.S. government securities	22,745	8	(2)	22,751

Total long-term investments	$73,809	$57	$(55)	$73,811

Total cash, cash equivalents and investments	$323,561	$77	$(88)	$323,550

Cash, cash equivalents and investments at December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$69,191	$0	$0	$69,191
Cash equivalents:
Money market funds	36,504	0	0	36,504
Certificate of deposits	30,007	0	0	30,007
Municipal bonds	13,064	0	(2)	13,062
Corporate debt securities	5,551	0	(3)	5,548

Total cash and cash equivalents	$154,317	$0	$(5)	$154,312

Short-term investments:
U.S. government securities	17,465	0	(8)	17,457
Corporate debt securities	31,722	13	(4)	31,731
Municipal bonds	5,774	2	0	5,776

Total short-term investments	$54,961	$15	$(12)	$54,964

Long-term investments:
Corporate debt securities	5,619	0	(8)	5,611
U.S. government securities	1,898	0	(3)	1,895

Total long-term investments	$7,517	$0	$(11)	$7,506

Total cash, cash equivalents and investments	$216,795	$15	$(28)	$216,782

The contractual maturities of our cash equivalents and investments at December 31, 2011 were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$164,435	$164,422
Due after one year to two years	73,809	73,811

	$238,244	$238,233

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2011.

5. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2011	2010
Trade	$120,767	$126,175
Other	3,405	2,178

Subtotal	124,172	128,353
Allowance for doubtful accounts	(202)	(606)

	$123,970	$127,747

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$69,367	$62,562
Work-in-progress	40,192	43,190
Finished goods	112,181	107,250

	$221,740	$213,002

7. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Land	$10,270	$9,080
Building	89,498	89,244
Building improvements	25,203	22,307
Furniture and equipment	98,932	98,264
Capitalized light sources	65,223	61,967
Leasehold improvements	1,478	1,360
Construction in process	12,465	2,332

	$303,069	$284,554
Accumulated depreciation	(184,054)	(179,849)

	$119,015	$104,705

Depreciation expense totaled $17.6 million, $18.1 million, and $19.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Derivative Instruments and Hedging Activities

We conduct business in several currencies through our global operations with certain transactions denominated in local currencies, such as the Euro, Japanese Yen, South Korean Won and Taiwanese Dollars. We use derivative financial instruments, such as forward exchange contracts, to hedge certain forecasted foreign denominated transactions expected to occur over the next twelve months. The purpose of our derivative financial instruments is to mitigate the effect of the exchange rate fluctuations on certain foreign currency denominated revenue, costs and cash flows. We do not enter into derivative instruments for speculative purposes.

Our foreign currency risk falls into two primary categories. First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. To mitigate this risk, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges to mitigate fluctuations in the gross profit margins of these forecasted transactions. We also occasionally enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges when we anticipate purchasing a capital asset in a currency other than the functional currency of the entity purchasing the asset. Designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in the consolidated statements of operations.

The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying consolidated statements of operations do not include such gains or losses. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.

The second category of foreign currency risk occurs when transactions are recorded in our consolidated financial statements in a currency other than the applicable subsidiary’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currencies are recorded in our consolidated financial statements, changes in the recorded amounts resulting from fluctuations in the value of that currency are recorded to other income (expense). In order to mitigate these remeasurement gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge these transactions that have been recorded to our consolidated financial statements are not designated as hedges and, therefore, we record changes in their fair value to other income (expense).

The U.S. dollar equivalent of all outstanding notional amounts of forward contracts was as follows (in thousands):

Buy/Sell:	December 31, 2011
Japanese Yen/U.S. Dollar	$1,440
U.S. Dollar/South Korean Won	$38,000
U.S. Dollar/Taiwanese Dollars	$15,000
Euros/U.S. Dollar	$69,622

The fair value of all of our forward contracts totaled to a liability of $1.5 million and $1.1 million at December 31, 2011 and 2010, respectively.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2011	2010		2011	2010
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3	$0	Other current liabilities	$1,446	$0

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	686	60	Other current liabilities	774	1,124

		$689	$60		$2,220	$1,124

The effect of derivative instruments on our consolidated statements of operations and other comprehensive income (loss) (“OCI”) was as follows (in thousands):

		Years ended December 31,
Derivatives designated as hedging instruments:	Location in financial statements	2011	2010	2009
(Loss) gain recognized in OCI on derivative (effective portion)	OCI	$(1,566)	$(104)	$380
Loss reclassified from accumulated OCI into income (effective portion)	Cost of revenues	$(54)	$(967)	$(529)
(Loss) gain recognized in income on derivatives
(ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenues	$(125)	$25	$4

Derivatives not designated as hedging instruments:	Location in financial statements
Gain (loss) recognized in income on derivatives	Foreign currency exchange gain (loss)	$2,384	$(4,965)	$36

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of December 31, 2011, we have a total credit exposure of $371,000 from nonperformance of foreign exchange hedging counterparties.

9. Goodwill and Intangible Assets

Goodwill

The following table provides the changes in the carrying amount of goodwill during the year ended December 31, 2011 (in thousands):

December 31, 2011
Balance at January 1	$8,833
Goodwill recorded in connection with the acquisition of eDiag (see Note 2)	8,483
Foreign currency translation adjustments	(524)

Balance at December 31	$16,792

There were no changes in our goodwill balance during the years ended December 31, 2010 or 2009.

Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		December 31, 2011			December 31, 2010
	Useful life (years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Patents (1)	5-16	$10,866	$(3,882)	$6,984	$21,144	$(13,499)	$7,645
Developed Technology (2)	5	3,464	(520)	2,944	0	0	0

		$14,330	$(4,402)	$9,928	$21,144	$(13,499)	$7,645

(1)	The decrease in the gross balance of patents at December 31, 2011 is due to our write off of fully-amortized patents of $10.3 million, which reduced both the gross patent and accumulated amortization balances by the same amount.
(2)	The developed technology was recorded in connection with the acquisition of eDiag (see Note 2).

Intangible assets that are determined to have definite lives are amortized on a straight-line basis over their estimated useful lives, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. The expected useful life of our patents can vary depending on the nature of the technology and their remaining useful life. Amortization expense associated with our intangible assets was $1.3 million, $682,000 and $1.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Amortization expense related to intangible assets at December 31, 2011 for the next five years and thereafter is expected to be as follows (in thousands):

2012	$1,412
2013	1,408
2014	1,408
2015	1,408
2016	889
Thereafter	3,403

Total	$9,928

10. Other Balance Sheet Details

Details of other assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Other current assets:
Prepaids and other	$28,158	$32,705
Income taxes receivable	7,072	22,322
Foreign exchange contracts receivable	371	0

	$35,601	$55,027

	December 31,
	2011	2010
Other current liabilities:
Accrued payroll and benefits	$27,411	$39,340
Accrued warranty	9,870	11,050
Income taxes payable	2,680	8,607
Other	9,658	9,124

	$49,619	$68,121

	December 31,
	2011	2010
Other liabilities:
Accrued income taxes	$12,369	$14,731
Other	14,886	7,189

	$27,255	$21,920

11. Equity

Stock Award Plans

We have the following equity incentive plans or incentive programs that include equity based awards:

2011 Equity Incentive Plan (the “Incentive Plan”)

In May 2011, at our annual meeting of stockholders, our stockholders approved the Incentive Plan, which replaced our 2005 Equity Incentive Plan (the “2005 Plan”). The Incentive Plan provides for the issuance of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, non-employee directors and consultants. Stock options granted under the Incentive Plan have an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted generally vest one to three years from the date of grant. We also grant performance-based restricted stock unit awards to our executive officers and certain key management. The number of shares granted is subject to increase or decrease based on actual performance against performance measures approved by the Compensation Committee of our Board of Directors.

Following the date approved by our stockholders, any shares available for issuance under our 2005 Plan became available for issuance under the Incentive Plan, and any outstanding stock awards that terminate or expire under the 2005 Plan that would have reverted to the share reserve of the 2005 Plan will become available for issuance under the Incentive Plan. The number of shares available for grant under the Incentive Plan was 2,007,850 at December 31, 2011. Awards and options to purchase 229,244 shares were outstanding under this plan as of December 31, 2011.

2005 Plan

The 2005 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance-based stock unit awards, and other stock awards to our employees, non-employee directors and consultants. Stock options granted under the 2005 Plan had an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted generally vest one to three years from the date of grant. We also granted performance-based restricted stock unit awards to our executive officers and certain key management. The 2005 Plan was terminated in May 2011 with the stockholders’ approval of the Incentive Plan. Awards and options to purchase 1,774,245 shares were outstanding under this plan as of December 31, 2011.

2000 Equity Incentive Plan (the “2000 Plan”)

The 2000 Plan provided for the grant of options to our employees or consultants who were neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the fair market value of our common stock on the dates of grant. Options issued under the 2000 Plan expire ten years after the options were granted and generally vest ratably over a four-year period following the date of grant. The 2000 Plan was terminated in May 2005 with the stockholders’ approval of the 2005 Plan. Options to purchase 182,683 shares were outstanding under this plan as of December 31, 2011.

1996 Stock Option Plan (the “1996 Plan”)

The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants. The exercise prices of options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the stockholders’ approval of the 2005 Plan. Options to purchase 213,738 shares were outstanding under this plan as of December 31, 2011.

Stock Options, Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards

A summary of the stock award activity under our equity incentive plans is as follows:

Stock options	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2011	1,551	$34.61
Granted	96	48.61
Exercised	(459)	33.76
Forfeited	(9)	28.98
Expired	(2)	26.71

Balance at December 31, 2011	1,177	$36.15	4.42	$16.1

Exercisable at December 31, 2011	1,031	$35.30	3.79	$14.9

Vested and expected to vest at December 31, 2011	1,148	$35.96	4.30	$15.9

RSUs	Number of Shares (in thousands)	Weighted Average Grant- Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2011	417	$29.52
Granted	537	49.53
Vested	(179)	29.38
Forfeited	(21)	42.01

Nonvested at December 31, 2011	754	$44.11	1.21	$37.5

Expected to vest at December 31, 2011	688	$44.11	0.97	$34.3

PRSUs	Number of Shares (in thousands)	Weighted Average Grant- Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2011 (1)	505	$31.74
Granted (1)	178	50.63
Vested	(133)	32.49
Forfeited/Cancelled	(81)	30.94

Nonvested at December 31, 2011 (1)	469	$37.59	1.13	$23.3

Expected to vest at December 31, 2011 (1)	442	$37.59	0.61	$22.0

(1)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $14.84, $9.84, and $8.11 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $7.5 million, $3.1 million, and $1.6 million, respectively.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2011, 2010, and 2009 was $15.5 million, $8.8 million, and $6.2 million, respectively. In connection with these exercises, the excess tax benefit recognized by us for the years ended December 31, 2011, 2010, and 2009 was $4.0 million, $2.1 million, and $267,000, respectively. We settle employee stock option exercises and RSU and PRSU releases with newly issued shares of our common stock.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options	$1,568	$480	$2,573
RSUs	10,258	4,970	2,317
PRSUs	6,292	5,153	777

Stock-based compensation expense, before income taxes	18,118	10,603	5,667

Related income tax benefit	(6,618)	(3,890)	(2,118)

Stock-based compensation expense, net of income taxes	$11,500	$6,713	$3,549

As of December 31, 2011, the unamortized compensation expense related to outstanding unvested options, RSUs and PRSUs was $1.1 million, $18.3 million, and $4.6 million, respectively, and is expected to be recognized over a weighted-average period of 2.89, and 1.95 and 1.13 years, respectively.

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

The following weighted average assumptions were used for valuing our stock options granted:

	Years Ended December 31,
	2011	2010	2009
Volatility rate	41%	44%	53%
Risk free interest rate	1.57%	1.93%	1.89%
Expected term (in years)	2.95	3.05	3.10

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

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.

The number of shares issuable under the ESPP as of December 31, 2011 was 243,060. Because our ESPP is a non-compensatory plan as defined by the authoritative guidance for stock compensation, no stock-based compensation expense is recorded for our ESPP. The total cash received from employees as a result of ESPP shares issued during the year ended December 31, 2011, 2010, and 2009 was $792,000, $632,000, and $622,000, respectively.

Stock Repurchase Programs

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the years ended December 31, 2011 and 2009, no shares were repurchased and during the year ended December 31, 2010, we repurchased 560,000 shares for $19.3 million under this program. As of December 31, 2011, $57.8 million remain available under this program for repurchases.

12. Income Taxes

The components of income before income tax expense and income tax expense are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income before income taxes:
U.S.	$98,020	$110,714	$22,970
Foreign	10,414	10,370	(5,862)

	$108,434	$121,084	$17,108

	Years Ended December 31,
	2011	2010	2009
Current income tax expense:
Federal	$29,963	$7,997	$7,810
State	567	(222)	929
Foreign	6,592	9,741	284

	$37,122	$17,516	$9,023

Deferred income tax expense:
Federal	$(6,059)	$19,761	$510
State	(182)	(667)	(1,670)
Foreign	(2,688)	(6,339)	526

	$(8,929)	$12,755	$(634)

Income tax expense	$28,193	$30,271	$8,389

The following schedule reconciles the difference between the U.S. federal income tax expense at the statutory rate (35%) to our income tax expense (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Income tax expense at U.S. federal statutory rate	$37,952	$42,379	$5,988
Effect of foreign operations taxed at various rates	308	(3,177)	2,862
State income taxes (benefit), net of federal benefit	187	(811)	(1,219)
Federal manufacturing benefit	(2,911)	(2,758)	(381)
Research and other federal tax credits	(3,808)	(6,367)	(951)
Reduction in unrecognized tax benefit	(4,772)	(2,263)	0
Change in valuation allowance	0	2,504	2,080
Other	1,237	764	10

Income tax expense	$28,193	$30,271	$8,389

Effective tax rate	26.0%	25.0%	49.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Reserves and accruals not currently deductible	$18,869	$12,282
Difference between book and tax basis of inventory	10,862	11,295
Tax carryforwards	17,050	17,272
Foreign deferred tax assets	20,138	17,907

Total deferred tax assets	66,919	58,756
Valuation allowance for deferred tax assets	(4,788)	(5,002)

Deferred tax assets, net of valuation allowance	$62,131	$53,754

Deferred tax liabilities:
Difference between book and tax basis of property and equipment	$(2,211)	$(6,124)

Total deferred tax liabilities	(2,211)	(6,124)

Net deferred tax assets	$59,920	$47,630

Reported as:
Current deferred tax assets	$26,963	$11,961
Non-current deferred tax assets	34,591	35,690
Current deferred tax liabilities	(171)	0
Non-current deferred tax liabilities	(1,463)	(21)

Net deferred tax assets	$59,920	$47,630

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 31, 2011 includes allowances related to TCZ’s net operating loss carryforwards of $2.7 million and allowances related to capital loss carryforwards of $2.1 million. We have a deferred tax asset of $3.0 million related to TCZ’s net operating losses of $21.0 million that are available to us as a result of a retroactive revocation in 2010 of TCZ’s tax holiday in Singapore. These net operating loss carryforwards do not expire; however, we have a valuation allowance of $2.7 million against the deferred tax asset as we believe it is more likely than not that only the net deferred tax asset of $324,000 will be realized. We also have a deferred tax asset of $2.1 million related to a $5.6 million capital loss generated in 2009. We have a full valuation allowance against this deferred tax asset as we believe it is more than likely that we will not generate sufficient capital gains to utilize the capital loss carryforward after consideration of our tax planning strategies. The $214,000 decrease in the valuation allowance from December 31, 2010 was due to partial utilization of the TCZ net operating loss carryforward, noted above. As of December 31, 2011, we had California state research and development credit carryforwards of $26.8 million, which will carry forward indefinitely. With regard to our net deferred tax assets, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the benefit; therefore, no valuation allowance has been provided for these assets.

The following is a reconciliation of the amount of gross unrecognized tax benefits (in thousands):

	December 31,
	2011	2010
Balance at January 1	$24,294	$27,596
Additions based on tax positions related to the current year	3,426	3,554
Additions for tax positions of prior years	0	3,094
Reductions for tax positions of prior years	(194)	(2,583)
Reductions for settlements and effective settlements with taxing authorities	0	(6,774)
Reductions for lapsing of the statute of limitations	(4,772)	(593)

Balance at December 31	$22,754	$24,294

Included in the balance of unrecognized tax benefits at December 31, 2011 is $11.3 million of net tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to uncertain tax positions in our income tax expense. As of December 31, 2011 and 2010, respectively, we had approximately $2.2 million and $2.5 million of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2011, 2010, and 2009, we recorded interest and penalties, of $231,000 $250,000 and $185,700, respectively.

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

Our tax years 2004 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions.

We benefit from a tax holiday in Korea where we manufacture certain of our replacement parts. The tax holiday is awarded by Korea’s Ministry of Finance and Economy to promote capital investment in certain qualified high-technology businesses. The holiday is effective for a 10-year period, from 2003 through 2012, and provided exemption from corporate income tax of 100% of eligible income through 2009 and provides exemptions for 50% of eligible income from 2010 through 2012. Since inception, the tax holiday has produced tax benefits to us totaling $4.7 million.

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $78.7 million of undistributed earnings from non-U.S. operations as of December 31, 2011. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

13. Employee Benefit Plans

Defined Contribution Plans

We have a defined contribution plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code, and we offer defined contribution plans at certain of our international subsidiaries. Participating United States employees contribute a percentage of their eligible compensation, subject to certain annual IRS limits. The plan is available to all eligible United States employees who meet the service requirement. In accordance with the provisions of the terms of the plan, we may make discretionary matching contributions of up to 4% of each participating employee’s eligible compensation, not to exceed $5,000 per participant in the plan year.

We matched defined contribution participant amounts of $2.5 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively. In connection with our cost reduction actions conducted in 2009, we suspended our 401(k) matching program; therefore, no matching contributions were made for the year ended December 31, 2009.

Executive Deferred Compensation Plan

We have an executive deferred compensation plan for key management level employees in which the employee may elect to defer receipt of current compensation from us in order to provide retirement and other benefits on behalf of such employee backed by company owned life insurance policies. This plan is intended to be an unfunded, nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. The cash surrender value of the company owned life insurance policies totaled $4.9 million and $4.4 million as of December 31, 2011 and 2010, respectively, and is included in other assets in the consolidated balance sheets. Our liability for the deferred compensation plan totaled $5.2 million and $4.0 million as of December 31, 2011 and 2010, respectively, and is included in other liabilities in the consolidated balance sheets.

Executive Option and Group Health Coverage Extension Program

We have an executive option and health coverage extension program for eligible executives who meet certain minimum service and age requirements. This program is designed to provide extended benefits to eligible executives who retire and cease to serve us on a full-time basis. Under the terms of the program, the executive acts as our consultant for a term of four years and in return for these services, the executive continues to vest in his or her eligible stock options after the retirement separation date. The program also provides the former executive with specified health insurance continuation benefits until they reach the age of 65. One former executive continued to participate in the health insurance benefits in 2011, 2010, and 2009.

Retirement Plans

Our Cymer Japan (“CJI”) subsidiary has a retirement allowance and pension plan which covers a substantial portion of their employees. Benefits under the plan are based upon years of service and compensation levels. The CJI pension plan consists of a Retirement Allowance and Pension Plan for CJI employees. The expense for the CJI pension plan is recorded pursuant to the authoritative guidance for retirement benefits. The CJI pension plan is an unfunded plan and includes no plan assets.

Our Cymer Korea (“CKI”) subsidiary terminated their pension plan in July 2011. Plan assets were distributed to participants on or before August 30, 2011. Prior to its termination, CKI maintained a trust fund with a life insurance company, which is a guaranteed investment product and heavily regulated by the Korean government. For CKI’s pension plan, this type of fund was the only investment option allowed by relevant laws and regulations. All of CKI pension plan assets were held in a Variable Rate Guaranteed Investment Fund. These pension plan assets were recorded based on the total amount contributed plus any compounded and accrued interest. There were no other categories of pension plan assets. The vast majority of pension plan assets, as well as a minimum rate of return, were guaranteed by the Korean government.

The reconciliation of beginning and ending balances of the projected benefit obligation and plan assets, and the funded status of the pension plans are as follows (in thousands):

	December 31,
	2011	2010
Change in benefit obligation:
Beginning projected benefit obligation	$3,386	$2,545
Service cost	578	573
Interest cost	56	59
Benefits paid	(1,020)	(264)
Actuarial (gain) loss	(540)	159
Curtailments	222	0
Foreign currency exchange rate changes	180	314

Ending projected benefit obligation	$2,862	$3,386

Change in fair value of plan assets:
Beginning fair value of plan assets	$405	$329
Return on plan assets	7	10
Employer contributions	0	146
Benefits paid	(433)	(93)
Foreign currency exchange rate changes	21	13

Ending fair value of plan assets	$0	$405

Unfunded status at end of year (1)	$2,862	$2,981

Unrecognized actuarial (gains) losses, before taxes (2)	$(65)	$464

Accumulated benefit obligation	$2,336	$2,244

(1)	The authoritative guidance for retirement benefits requires employers to recognize the unfunded status of a benefit plan, measured as the difference between the plan assets at fair value and the projected benefit obligation, in their balance sheet. Therefore, we have recorded the unfunded status of the pension plans above in noncurrent liabilities.
(2)	Represents amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income. There were no unrecognized transition costs or unrecognized prior service costs.

The recognition of the unfunded status on the balance sheet requires employers to recognize actuarial gains and losses as a component of other comprehensive income. We recorded the unrecognized actuarial gains and losses included in our pension plans in other comprehensive income (loss). The total amount recorded in accumulated other comprehensive income (loss) after taxes was an unrecognized actuarial gain of $54,000 for the year ended December 31, 2011 and a loss of $279,000 and $162,000 for the years ended December 31, 2010 and 2009, respectively.

Net period costs consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Service cost	$578	$573	$274
Interest cost	56	59	63
Expected return on plan assets	27	(10)	(16)
Settlement/Curtailment loss (gain)	222	0	(102)

Net periodic pension cost	$883	$622	$219

The following weighted average assumptions were used in computing the projected benefit obligation and net periodic pension costs:

	Years Ended December 31,
	2011	2010	2009
Discount rate	1.25%	2.21%	2.26%
Rate of compensation increase	5.00%	5.19%	5.20%
Expected return on plan assets	N/A	4.80%	5.25%

The mortality rates for the CJI pension plan were as announced by the Japanese Ministry of Health and Welfare in September 2009 for use in funding valuation of the Employees’ Pension Fund.

Estimated future benefit payments expected under the CJI pension plan are as follows (in thousands):

2012	$193
2013	210
2014	230
2015	243
2016	253
Thereafter	1,681

$2,810

14. Commitments and Contingencies

Leases

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

Building rent expense under operating leases, net of sublease building rental income, is recognized on a straight-line basis over the life of the related lease. Rent expense includes payments for building rent, utilities and services. Sublease rental income, which concluded at the end of 2009, included payments by our tenants for building rent and reimbursement of utilities and services. For the years ended December 31, 2011, 2010, and 2009, net rent expense totaled approximately $2.4 million, $2.3 million and $330,000, respectively. Sublease rental income totaled approximately $5.2 million for the year ended December 31, 2009. There was no sublease rental income for the year ended December 31, 2011 or 2010.

Total future minimum lease commitments under operating leases are as follows (in thousands):

2012	$2,368
2013	1,096
2014	686
2015	678
2016	8

$4,836

We had capital lease obligations of $720,000 as of December 31, 2011. Capital lease obligations expire at various dates, with the latest maturity in 2014. The current portion of the total obligation of $258,000 is included in other current liabilities and the remaining long-term portion of $462,000 is included in other long-term liabilities on the consolidated balance sheets. Assets held under capital leases are included in net property, plant and equipment on the consolidated balance sheets. Total future minimum lease commitments under capital leases are as follows (in thousands):

2012	$305
2013	329
2014	165

Total future minimum lease payments	$799
Less amount representing interest	(79)

Present value of future minimum lease payments	$720

Guarantees and Warranties

We record a provision for warranty, which is included in cost of revenues and is recorded at the time that the related revenue is recognized. The warranty period and terms for light sources and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and TCZ crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following table provides the changes in the product warranty accrual (in thousands):

	Years Ended December 31,
	2011	2010
Balance at January 1	$11,050	$16,640
Accruals for warranties issued during the year	13,199	16,154
Changes in liability related to pre-existing warranties	(10,944)	(14,583)
Warranty expenditures (1)	(3,435)	(7,161)

Balance at December 31	$9,870	$11,050

(1)	Warranty expenditures are net of consumed parts returned of $1.5 million and $2.2 million, respectively, for the years ended December 31, 2011 and 2010.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of December 31, 2011, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

15. Related Party Transactions

We did not have any related party transactions in 2011. During 2010, we engaged Exponent, Inc., to perform a one-time component reliability analysis for a fee of $164,000. Mr. Michael R. Gaulke, a member of our board of directors and member of Exponent’s board of directors, served as an executive officer of Exponent until he retired from his executive chairman role on June 3, 2010.

On January 15, 2010, we purchased the remaining 40% ownership interest in TCZ, which increased our ownership in TCZ from 60% to 100%. Prior to January 15, 2010, we shared ownership of TCZ with Carl Zeiss SMT AG and Carl Zeiss Laser Optics Beteiligungsgesellschaft mbH (collectively, “Zeiss”) under a joint venture agreement. Under the terms of the joint venture agreement, Zeiss was a related party. In addition to transactions that occurred among us, Zeiss and TCZ related to the joint venture, we also purchased certain optical parts directly from Zeiss and periodically sold our light source system products to them. Associated with these related party transactions, we recorded revenue of $869,000 in 2009. Effective January 15, 2010, Zeiss was no longer a related party.

16. Segment and Geographic Information

Operating segments are defined as components of a public entity which engage in business activity which may earn revenues and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable business segments: Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools for use in the manufacture of high-resolution LTPS – LCD and OLED displays.

Our CODM is our chief operating officer who reviews the operations and full financial statements of Cymer and TCZ on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light sources and silicon crystallization tools businesses and to assess the overall performance of these businesses. The accounting policies to derive our consolidated financial results are the same as those used for our segment reporting. Information related to our Cymer and TCZ operating segments is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue:
Cymer	$591,622	$530,241	$307,664
TCZ	2,775	4,600	0
Reconciling items (1)	(185)	(632)	0

	$594,212	$534,209	$307,664

Operating income (loss):
Cymer	$124,379	$132,777	$22,859
TCZ (2)	(16,800)	(11,759)	(5,108)
Reconciling items (3)	0	98	275

	$107,579	$121,116	$18,026

Total assets:
Cymer	$885,426	$775,648	$648,911
TCZ	42,318	11,940	18,157
Reconciling items (3)	0	(257)	(2,150)

	$927,744	$787,331	$664,918

(1)	Reconciling items represent intercompany revenue between segments.
(2)	TCZ operating loss is presented net of noncontrolling interest in 2010 and 2009.
(3)	Reconciling items in 2010 and 2009 represent unallocated items not segregated between the two segments.

Geographic Information

Sales to external customers and long-lived assets, classified by geographic location, are as follows (in thousands):

	Sales to External Customers (1)	Long-lived Assets (2)
2011
U.S	$264,881	$113,768
Japan	100,931	931
Korea	97,105	3,573
Taiwan	59,498	282
Other Asia (China and Singapore)	38,966	238
Europe	32,831	223

	$594,212	$119,015

2010
U.S	$210,837	$97,531
Japan	107,006	311
Korea	86,944	2,383
Taiwan	57,627	150
Other Asia (China and Singapore)	37,729	4,109
Europe	34,066	221

	$534,209	$104,705

2009
U.S	$91,214	$100,356
Japan	74,331	532
Korea	60,725	2,600
Taiwan	33,876	109
Other Asia (China and Singapore)	23,856	2,821
Europe	23,662	337

	$307,664	$106,755

(1)	Sales to external customers consist of sales generated from each of the geographic locations. All significant intercompany balances are eliminated in consolidation.
(2)	Long-lived assets include property, plant and equipment attributed to the geographic location in which they are located.

We expect that sales in these geographic areas will continue to account for a substantial portion of our revenue. The loss of business from any of these regions would have a material adverse effect on our operating results, financial condition, and cash flows.

The following customers accounted for 10 percent or more of our revenues in 2011, 2010 and 2009, with revenues attributable to our Cymer reporting segment.

	Years Ended December 31,
	2011	2010	2009
ASML Holding N.V.	35%	30%	15%
Nikon Corporation	11%	15%	18%
Samsung Electronics Co.	10%	10%	13%

17. Restructuring Costs

From November 2008 through March 2009, we reduced our worldwide workforce by approximately 38 percent in response to reduced business levels in the lithography sector of the semiconductor capital equipment market and the effect of the global economic market conditions. As a result of these reductions in workforce, we recorded charges to restructuring expense, primarily severance charges of $8.4 million for the year ended December 31, 2009. All such amounts were paid by December 31, 2009.

18. Quarterly Financial Data (Unaudited)

The table below includes quarterly data (in thousands, except per share data):

	Year Ended December 31, 2011
	1st	2nd	3rd	4th	Total
Revenues	$154,399	$158,235	$128,698	$152,880	$594,212
Gross profit	$79,513	$84,184	$65,063	$76,376	$305,136
Operating income	$35,657	$36,912	$13,406	$21,604	$107,579
Net income	$28,799	$27,721	$11,250	$12,471	$80,241
Basic earnings per share (1)	$0.95	$0.91	$0.37	$0.41	$2.63
Diluted earnings per share (1)	$0.94	$0.89	$0.36	$0.40	$2.58

	Year Ended December 31, 2010
	1st	2nd	3rd	4th	Total
Revenues	$113,781	$131,864	$141,710	$146,854	$534,209
Gross profit	$56,816	$69,491	$68,465	$77,995	$272,767
Operating income	$22,586	$31,196	$30,198	$37,136	$121,116
Net income	$16,005	$21,212	$20,881	$32,863	$90,961
Basic earnings per share (1)	$0.53	$0.71	$0.71	$1.11	$3.05
Diluted earnings per share (1)	$0.53	$0.70	$0.70	$1.08	$3.02

(1)	Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2011	$606	$0	$(404)	$202
Year Ended December 31, 2010	$2,297	$0	$(1,691)	$606
Year Ended December 31, 2009	$2,295	$2	$0	$2,297

S-1