Form 10-Q
period 2012-03-31
CYMER INC
filed 2012-04-27
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on April 13, 2012 was 30,937,300.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2012

ITEM 1.	Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$146,096	$125,027
Restricted cash	6,036	5,903
Short-term investments	114,037	124,712
Accounts receivable—net of allowance for doubtful accounts of $568 and $202, respectively	126,890	123,970
Inventories	221,213	221,740
Deferred income taxes	26,521	26,963
Other current assets	39,717	35,601

Total current assets	680,510	663,916
Long-term investments	87,755	73,811
Property, plant and equipment—net of accumulated depreciation of $187,688 and $184,054, respectively	125,017	119,015
Deferred income taxes	31,922	34,591
Goodwill	16,972	16,792
Intangible assets—net of accumulated amortization of $4,771 and $4,402, respectively	9,638	9,928
Other assets	11,580	9,691

Total assets	$963,394	$927,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,017	$38,876
Deferred revenue	85,162	56,546
Deferred income taxes	175	171
Other current liabilities	28,550	49,619

Total current liabilities	158,904	145,212
Deferred revenue	5,181	5,871
Deferred income taxes	1,484	1,463
Other liabilities	21,430	27,255

Total liabilities	186,999	179,801

COMMITMENTS AND CONTINGENCIES (NOTE 12)
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 44,348,000 shares issued and 30,936,000 shares outstanding at March 31, 2012; 44,022,000 shares issued and 30,610,000 shares outstanding at December 31, 2011	44	44
Additional paid-in capital	669,404	658,755
Treasury stock, at cost (13,412,000 common shares at March 31, 2012 and December 31, 2011)	(492,890)	(492,890)
Accumulated other comprehensive loss	(15,646)	(11,918)
Retained earnings	615,483	593,952

Total stockholders’ equity	776,395	747,943

Total liabilities and stockholders’ equity	$963,394	$927,744

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$150,498	$154,399
Cost of revenue	74,997	74,886

Gross profit	75,501	79,513

Operating expenses:
Research and development	42,315	27,779
Sales and marketing	6,491	6,034
General and administrative	10,021	10,043

Total operating expenses	58,827	43,856

Operating income	16,674	35,657

Other income (expense):
Foreign currency exchange (loss) gain	(263)	784
Interest income	380	146
Interest expense	(254)	(133)
Other income	154	1

Total other income	17	798

Income before income taxes	16,691	36,455
Income tax (benefit) expense	(4,840)	7,656

Net income	$21,531	$28,799

Earnings per share:
Basic	$0.70	$0.95

Diluted	$0.68	$0.94

Weighted average shares outstanding:
Basic	30,814	30,197

Diluted	31,443	30,765

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012			2011
Net income	$		21,531		$28,799
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments			(4,668)		1,629
Unrealized (losses) gains on available for sale investments
Unrealized holding gains arising during the period		134		12
Less: reclassification adjustment for (gains) losses included in net income		(154)		4
Tax benefit (expense)		7	(13)	(6)	10

Unrealized (losses) gains on foreign currency forward exchange contracts
Unrealized holding gains (losses) arising during the period		1,547		(7)
Less: reclassification adjustment for (gains) included in net income		(32)		0
Tax (expense) benefit		(558)	957	3	(4)

Unrealized pension (losses) gains			(4)		6

Total other comprehensive income (loss), net of tax			(3,728)		1,641

Comprehensive income	$		17,803		$30,440

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2011	44,022	$44	$658,755	(13,412)	$(492,890)	$(11,918)	$593,952	$747,943
Exercise of common stock options	107	0	3,396	0	0	0	0	3,396
Issuance of shares upon vesting of restricted stock unit awards	219	0	0	0	0	0	0	0
Employee stock-based compensation	0	0	5,791	0	0	0	0	5,791
Income tax benefit from stock option exercises	0	0	1,462	0	0	0	0	1,462
Net income	0	0	0	0	0	0	21,531	21,531
Other comprehensive loss	0	0	0	0	0	(3,728)	0	(3,728)

BALANCE, MARCH 31, 2012	44,348	$44	$669,404	(13,412)	$(492,890)	$(15,646)	$615,483	$776,395

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$21,531	$28,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,796	4,219
Stock-based compensation	5,791	3,256
Bad debt expense (recoveries)	345	(199)
Excess tax benefits from stock option exercises	(1,547)	(3,709)
Provision for deferred income taxes	4,014	6,906
Loss on disposal or impairment of property, plant and equipment	154	11
Change in assets and liabilities:
Restricted cash	(133)	0
Accounts receivable	(3,488)	(16,553)
Inventories	(1,494)	(1,280)
Other assets	(6,410)	5,365
Accounts payable	4,988	2,179
Deferred revenue	26,042	15,110
Other liabilities	(23,999)	(31,992)

Net cash provided by operating activities	31,590	12,112

Investing activities:
Acquisition of property, plant and equipment	(9,287)	(4,311)
Purchases of investments	(107,012)	(50,417)
Proceeds from sold or matured investments	104,046	44,363

Net cash used in investing activities	(12,253)	(10,365)

Financing activities:
Proceeds from issuance of common stock	3,399	13,550
Excess tax benefits from stock option exercises	1,547	3,709
Install payments related to prior acquisition	(3,000)	0
Payments under capital lease obligations	(104)	(17)

Net cash provided by financing activities	1,842	17,242

Effect of exchange rate changes on cash and cash equivalents	(110)	(39)

Net increase in cash and cash equivalents	21,069	18,950
Cash and cash equivalents at beginning of the period	125,027	154,312

Cash and cash equivalents at end of the period	$146,096	$173,262

Supplemental disclosure of cash flow information:
Interest paid	$44	$96

Income taxes paid	$1,551	$8,698

Supplemental disclosure of non-cash investing and financing activities:
Net increase in acquisition of property and equipment included in accounts payable	$792	$1,287

Net increase in in-transit proceeds from issuance of common stock	$3	$342

Property and equipment acquired under capital lease obligations	$120	$173

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended March 31, 2012

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support directly to chipmaker customers as well as to our lithography tool manufacturer customers. Our TCZ reporting segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) displays.

We manufacture our products primarily at our San Diego headquarters, and we also conduct refurbishment manufacturing activities for replacement parts at our subsidiary located in South Korea. We sell our products to customers primarily in Europe, Japan, South Korea, Taiwan, the United States and other Asian countries. We provide customer support from our San Diego headquarters, and from our field offices located throughout China, Japan, the Netherlands, Singapore, South Korea, Taiwan and the United States.

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2011 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the year ending December 31, 2012.

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

Concentrations

Sales to ASML Holding N.V. (“ASML”) and Nikon, Corp. (“Nikon”), two of our three lithography tool manufacturing customers, and Samsung Electronics Co. (“Samsung”), one of our chipmaker customers, amounted to 34%, 10% and 10%, respectively, of total revenue for the three months ended March 31, 2012 and 42%, 9% and 10%, respectively, for the three months ended March 31, 2011. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

Recently Adopted Accounting Standards

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These new standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. The adoption of these amended standards affected the presentation of our other comprehensive income but not our financial position or results of operations.

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

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended March 31, 2012 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 6, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2012	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$60,713	$16,613	$44,100	$0
Short-term investments:
Corporate debt securities	48,910	0	48,910	0
U.S. government securities	41,186	0	41,186	0
Commercial paper	15,560	0	15,560	0
Municipal bonds	1,381	0	1,381	0
Certificates of deposit	7,000	0	7,000	0
Long-term investments:
Corporate debt securities	57,572	0	57,572	0
U.S. government securities	30,183	0	30,183	0
Foreign currency forward exchange contracts (2)	457	0	457	0

	$262,962	$16,613	$246,349	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$(103)	$0	$(103)	$0

	$(103)	$0	$(103)	$0

	December 31, 2011	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$39,710	$26,190	$13,520	$0
Short-term investments:
Corporate debt securities	74,170	0	74,170	0
U.S. government securities	27,226	0	27,226	0
Commercial paper	10,070	0	10,070	0
Municipal bonds	7,246	0	7,246	0
Certificates of deposit	6,000	0	6,000	0
Long-term investments:
Corporate debt securities	51,060	0	51,060	0
U.S. government securities	22,751	0	22,751	0
Foreign currency forward exchange contracts (2)	371	0	371	0

	$238,604	$26,190	$212,414	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$(1,902)	$0	$(1,902)	$0

	$(1,902)	$0	$(1,902)	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. During the three months ended March 31, 2012, there have been no triggering events associated with our goodwill; therefore, no impairment analysis was conducted during the period. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the three months ended March 31, 2012, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at March 31, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$85,383	$0	$0	$85,383
Cash equivalents:
Money market funds	1,612	0	0	1,612
Certificate of deposits	15,001	0	0	15,001
Municipal bonds	2,028	0	(1)	2,027
Commercial paper	37,072	0	0	37,072
U.S. government securities	5,001	0	0	5,001

Total cash and cash equivalents	$146,097	$0	$(1)	$146,096

Short-term investments:
Corporate debt securities	48,910	24	(24)	48,910
U.S. government securities	41,186	4	(4)	41,186
Commercial paper	15,560	0	0	15,560
Municipal bonds	1,381	0	0	1,381
Certificate of deposits	7,000	0	0	7,000

Total short-term investments	$114,037	$28	$(28)	$114,037

Long-term investments:
Corporate debt securities	57,601	31	(60)	57,572
U.S. government securities	30,184	8	(9)	30,183

Total long-term investments	$87,785	$39	$(69)	$87,755

Total cash, cash equivalents and investments	$347,919	$67	$(98)	$347,888

Cash, cash equivalents and investments at December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$85,317	$0	$0	$85,317
Cash equivalents:
Money market funds	6,189	0	0	6,189
Certificate of deposits	20,001	0	0	20,001
Municipal bonds	1,020	1	0	1,021
Corporate debt securities	12,499	0	0	12,499

Total cash and cash equivalents	$125,026	$1	$0	$125,027

Short-term investments:
Corporate debt securities	74,189	12	(31)	74,170
U.S. government securities	27,219	7	0	27,226
Commercial paper	10,070	0	0	10,070
Municipal bonds	7,248	0	(2)	7,246
Certificate of deposits	6,000	0	0	6,000

Total short-term investments	$124,726	$19	$(33)	$124,712

Long-term investments:
Corporate debt securities	51,064	49	(53)	51,060
U.S. government securities	22,745	8	(2)	22,751

Total long-term investments	$73,809	$57	$(55)	$73,811

Total cash, cash equivalents and investments	$323,561	$77	$(88)	$323,550

The contractual maturities of our cash equivalents and investments at March 31, 2012 were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$174,751	$174,750
Due after one year through two years	87,785	87,755

	$262,536	$262,505

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at March 31, 2012.

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$72,918	$69,367
Work-in-progress	38,773	40,192
Finished goods	109,522	112,181

	$221,213	$221,740

5. GOODWILL

The following table provides the changes in the carrying amount of goodwill during the three months ended March 31, 2012 (in thousands):

March 31, 2012
Balance at January 1, 2012	$16,792
Foreign currency translation adjustments	180

Balance at March 31, 2012	$16,972

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We conduct business in several currencies through our global operations with certain transactions denominated in local currencies, such as the Euro, Japanese Yen, South Korean Won and Taiwanese Dollars. We use derivative financial instruments, such as forward exchange contracts, to hedge certain forecasted foreign denominated transactions expected to occur over the next twelve to twenty-four months. The purpose of our derivative financial instruments is to mitigate the effect of the exchange rate fluctuations on certain foreign currency denominated revenue, costs and cash flows. We do not enter into derivative instruments for speculative purposes.

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

Buy/Sell:	March 31, 2012
Japanese Yen/U.S. Dollar	$3,083
U.S. Dollar/South Korean Won	$43,000
U.S. Dollar/Taiwanese Dollars	$17,000
Euros/U.S. Dollar	$62,786

The fair value of all of our forward contracts totaled to an asset of $354,000 at March 31, 2012 and a liability of $1.5 million at December 31, 2011. As of March 31, 2012, the deferred loss, net of tax, for those that qualified for hedge accounting treatment was $14,000. We expect that this unrealized loss will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transaction occur.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$183	$3	Other current liabilities	$98	$1,446

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	710	686	Other current liabilities	441	774

		$893	$689		$539	$2,220

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) (“OCI”) was as follows (in thousands):

		Three Months Ended March 31,
	Location in financial statements	2012	2011
Derivatives designated as hedging instruments:
Gain (loss) recognized in OCI on derivative (effective portion)	OCI	$1,547	$(7)
Gain reclassified from accumulated OCI into income (effective portion)	Cost of revenue	$32	$0
Loss recognized in income on derivatives
(ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenue	$(102)	$0
Derivatives not designated as hedging instruments:
Gain recognized in income on derivatives	Foreign currency exchange gain	$728	$840

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of March 31, 2012, we have a total credit exposure of $457,000 from nonperformance of foreign exchange hedging counterparties.

7. OTHER BALANCE SHEET DETAILS

Details of other assets and other liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Other current assets:
Prepaids and other	$27,018	$28,158
Income taxes receivable	12,242	7,072
Foreign exchange contracts receivable	457	371

	$39,717	$35,601

	March 31, 2012	December 31, 2011
Other current liabilities:
Accrued payroll and benefits	$10,453	$27,411
Accrued warranty	8,257	9,870
Income taxes payable	2,307	2,680
Other	7,533	9,658

	$28,550	$49,619

	March 31,	December 31,
	2012	2011
Other liabilities:
Accrued income taxes	$8,587	$12,369
Other	12,843	14,886

	$21,430	$27,255

8. EQUITY

Equity Incentive Plan

We grant stock options and stock units from our 2011 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, non-employee directors and consultants.

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

The table below summarizes the total number of shares granted during the period:

	Three Months Ended March 31,
	2012	2011
Stock options (1)	0	30,000
RSUs (2)	301,691	354,556
PRSUs (3)	129,194	148,395

	430,885	532,951

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of grant. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.
(2)	RSUs generally vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.
(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

We measure the fair value of stock-based awards using our closing stock price on the date of grant, and the fair value is recognized as expense over the requisite service period. We measure the fair value of stock options on the date of grant, as determined by the Black-Scholes option pricing model. We utilize a blended volatility, a combination of historical and implied volatility, in this valuation model. Historical volatility is based on a period commensurate with the expected term of the options. Implied volatility is derived based on a six-month period of traded options of our common stock. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for us, which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the then currently available rate on zero coupon U.S. government issues with a remaining period commensurate with the expected term for valuing options. We have never declared or paid cash dividends on our common stock, and currently do not anticipate paying cash dividends in the future.

We did not grant stock options during the three months ended March 31, 2012. The following weighted average assumptions were used for valuing stock option granted during the three months ended March 31, 2011:

Three Months Ended March 31,
2011
Volatility rate	41%
Risk free interest rate	2.37%
Expected term (in years)	3.15

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$210	$371
RSUs	3,586	1,825
PRSUs	1,995	1,060

	$5,791	$3,256

Stock Repurchase Program

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended March 31, 2012, no shares were repurchased under this program. As of March 31, 2012, $57.8 million remains available for share repurchases under this program.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net income, foreign currency translation adjustments, net unrealized gains and losses on available-for-sale investments, net unrealized gains and losses on effective foreign currency forward exchange contracts, and net unrealized pension gains and losses. See the unaudited consolidated statements of comprehensive income for the effect of the components of comprehensive income (loss) to our net income.

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized losses on available- for-sale investments	Net unrealized losses on foreign currency forward exchange contracts	Unrealized pension gains	Accumulated other comprehensive loss
Beginning Balance, January 1, 2012	$(10,994)	$(7)	$(971)	$54	$(11,918)
Current period other comprehensive income	(4,668)	(13)	957	(4)	(3,728)

Ending Balance, March 31, 2012	$(15,662)	$(20)	$(14)	$50	$(15,646)

10. EARNINGS PER SHARE (“EPS”)

Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated on the basis of the weighted-average number of shares of common stock including the effect of the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Potential dilutive securities include outstanding stock options, RSUs, PRSUs, and stock issued pursuant to our Employee Stock Purchase Plan.

The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$21,531	$28,799
Denominator:
Weighted average common shares	30,814	30,197
Effect of dilutive securities	629	568

Denominator for diluted earnings per share	31,443	30,765

Earnings per share:
Basic	$0.70	$0.95

Diluted	$0.68	$0.94

Anti-dilutive securities excluded from the computation of diluted earnings per share	193	288

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

The following table provides details of income taxes (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Income before income taxes	$16,691	$36,455
Provision for income taxes	$(4,840)	$7,656
Effective tax rate	(29%)	21%

Our effective tax rate for the three months ended March 31, 2012 was less than the United States federal statutory rate of 35% due primarily to tax benefits related to investments in a foreign subsidiary totaling $9.1 million and lower tax rates on earnings in foreign jurisdictions. Additionally, during the three months ended March 31, 2012, we recorded as a discrete item a decrease in income tax expense of $1.0 million related to the successful appeal of a U.S. tax audit. The U.S. research and development tax credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs.

Our effective tax rate for the three months ended March 31, 2011 was less than the United States federal statutory rate of 35% due primarily to a reduction in our net unrecognized tax benefits of $3.7 million due to the expiration of a foreign statute of limitations as well as benefits recognized for research and development credits and manufacturing deductions in the United States. These reductions were offset partially by an increase in our deferred tax liabilities of $1.0 million resulting from a foreign tax audit.

As of March 31, 2012, the balance of our net unrecognized tax benefits is $8.6 million, a decrease of $3.5 million from December 31, 2011. This decrease is due primarily to the effective settlement of the U.S. tax audit noted above. The remaining changes reflect accrued interest and changes in foreign exchange rates.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2008 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions.

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

The following provides the changes in the product warranty accrual (in thousands):

Balance at January 1, 2012	$9,870
Accruals for warranties issued during the period	2,518
Changes in liability related to pre-existing warranties	(3,204)
Warranty expenditures (1)	(927)

Balance at March 31, 2012	$8,257

(1)	Warranty expenditures are net of consumed parts returned of $268,000.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of March 31, 2012, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

13. SEGMENT OPERATIONS

Operating segments are defined as components of a public entity which engage in business activity which may earn revenue and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable business segments: Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools for use in the manufacture of high-resolution LTPS-LCS and OLED displays.

Our CODM is our chief operating officer who reviews the operations and full financial statements of Cymer and TCZ on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light sources and the silicon crystallization tools businesses and to assess the overall performance of these businesses. The accounting policies to derive our unaudited consolidated financial results are the same as those used for our segment reporting. Information related to our Cymer and TCZ operating segments is as follows (in thousands):

	$000,0000	$000,0000
	Three Months Ended March 31,
	2012	2011
Revenue:
Cymer	$150,498	$154,553
TCZ	0	0
Reconciling items (1)	0	(154)

	$150,498	$154,399

Operating income (loss):
Cymer	$21,071	$39,962
TCZ	(4,397)	(4,305)

	$16,674	$35,657

	$00,0000	$00,0000
	March 31, 2012	December 31, 2011
Total assets:
Cymer	$913,666	$885,426
TCZ	49,728	42,318

	$963,394	$927,744

(1)	Reconciling items represent intercompany revenue between segments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities Exchange Commission on February 16, 2012.

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

Cymer, XLR, XLA, XL, OnPulse, SmartPulse, TCZ, and all other Cymer product or service names used herein are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

OVERVIEW

Revenue of $150.5 million in the first quarter of 2012 represented a 3% decrease over the first quarter of 2011 and a 2% decrease over the fourth quarter of 2011. The decrease over prior year is primarily due to a decline in DUV light sources, which were partially offset by customer acceptance of three EUV 3100 sources, and an increase in installed base products revenue. The decline over last quarter is primarily due to a decrease in installed base product revenue. The majority of our source shipments continued to be argon and fluorine (“ArF”) sources in support of 45nm and below immersion lithography, and we also delivered several krypton and fluorine (“KrF”) sources.

Gross margin was 50.2% in the first quarter of 2012, a decrease from gross margin of 51.5% in the first quarter of 2011. The decrease in gross margin over prior year was due to the sale of three EUV sources at a low gross margin and an increase in freight expenses, offset partially by a decrease in costs associated with our installed base products, our continued focus on operational execution and a decrease in warranty expense due primarily to light source reliability improvements and decreases in costs. Gross margin remained relatively flat when compared to the fourth quarter of 2011. Operating expenses of $58.8 million in the first quarter of 2012 represent a 34% increase over the first quarter of 2011 and a 7% increase over the fourth quarter of 2011. The rise in operating expenses is primarily due to our increased investment in EUV source development. Operating expenses as a percentage of net sales increased to 39.1% in the first quarter of 2012, compared to 28.4% in the first quarter of 2011 and 35.9% in the fourth quarter of 2011.

As a result of the above, we reported first quarter 2012 net income of $21.5 million, compared to $28.8 million net income in the first quarter of 2011 and $12.5 million of net income in the fourth quarter of 2011. Additionally, our cash and investments increased to $347.9 million at March 31, 2012. Net cash provided by operations for the three months ended March 31, 2012 was $31.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, warranty obligations, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information, projected information, and other facts and assumptions that we believe to be valid and reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency fluctuations and declines in consumer spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

We believe that revenue recognition, inventory valuation, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our unaudited consolidated financial statements than do other of our accounting estimates and judgments.

There have been no changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	49.8	48.5

Gross profit	50.2	51.5

Operating expenses:
Research and development	28.1	18.0
Sales and marketing	4.3	3.9
General and administrative	6.7	6.5

Total operating expenses	39.1	28.4

Operating income	11.1	23.1
Other income	0.0	0.5

Income before income taxes	11.1	23.6
Income tax (benefit) expense	(3.2)	5.0

Net income	14.3%	18.6%

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. The discussion which follows for revenue, cost of revenue and operating expenses includes our unaudited consolidated results and identifies those amounts associated with the TCZ segment, which are included in the unaudited consolidated amounts, for the three months ended March 31, 2012 and 2011. Additional information regarding our reporting segments is contained in Note 13 to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Three Months Ended March 31, 2012 and 2011

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended March 31,		Growth/Decline
	2012	2011	$/Units	Percent
DUV:
Light sources revenue	$36,693	$68,414	$(31,721)	(46%)

Light source units sold	26	50	(24)	(48%)

Light sources average selling price (1)	$1,478	$1,400	$78	6%

EUV:
Light sources revenue	$22,700	$—	$22,700

Light source units sold	3	—	3

Light sources average selling price (1)	$7,567	$—	$7,567

TCZ:
Silicon crystallization tools revenue	$—	$—	$—

Silicon crystallization tool units sold	—	—	—

Silicon crystallization tools average selling price (1)	$—	$—	$—

Installed base product revenue	$91,105	$85,985	$5,120	6%

Total revenue	$150,498	$154,399	$(3,901)	(3%)

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we exclude the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.

Total revenue, compared to the same period in the prior year, decreased primarily due to reduced demand for DUV light sources as chipmakers assess their capital investment needs, offset by increased demand for our installed base products. Additionally, we received acceptance and recorded revenue for three EUV 3100 sources during the current quarter. The average selling price of our DUV light sources increased slightly due to a change in the DUV product mix of light sources sold when compared to the same period in the prior year, as ArF light sources have a higher average selling price than KrF light sources. Our installed base product revenue increased primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light sources by chipmaker customers, and a higher percentage of those pulses generated by ArF light sources.

Sales to ASML, Nikon and Samsung amounted to 34%, 10% and 10%, respectively, of total revenue for the quarter ended March 31, 2012, and 42%, 9% and 10%, respectively, of total revenue for the quarter ended March 31, 2011.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended March 31,		Growth/Decline
	2012	2011	Dollars	Percent
United States	$66,819	$76,924	$(10,105)	(13%)
Korea	24,770	22,490	2,280	10%
Japan	25,326	22,318	3,008	13%
Taiwan	14,150	15,864	(1,714)	(11%)
Other Asia (China and Singapore)	11,674	8,728	2,946	34%
Europe	7,759	8,075	(316)	(4%)

Total revenue	$150,498	$154,399	$(3,901)	(3%)

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

Our backlog for DUV light sources and replacement parts at March 31, 2012 was $56.2 million compared to $71.0 million at March 31, 2011. DUV bookings for the quarter ended March 31, 2012 and 2011 were $135.8 million and $161.5 million, respectively. The DUV book-to-bill ratio for the quarter ended March 31, 2012 was 1.06 compared to 1.05 for the quarter ended March 31, 2011. The decrease in backlog and bookings year over year primarily reflects softened demand for our DUV systems in the first quarter of 2012 as chipmakers assess their capital equipment needs.

We also had a backlog of $34.4 million for silicon crystallization tools at March 31, 2012. Revenue will be recorded for these tools when customer acceptance has occurred.

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

The cost of revenue increased slightly to $75.0 million for the quarter ended March 31, 2012 from $74.9 million for the same period in the prior year. Gross profit decreased to $75.5 million with a 50.2% gross margin for the quarter ended March 31, 2012 from $79.5 million with a 51.5% gross margin for the same period in the prior year. The decrease in gross margin over prior year was due to the sale of three EUV sources at a low gross margin and an increase in freight expenses, offset partially by a decrease in costs associated with our installed base products, our continued focus on operational execution and a decrease in warranty expense due primarily to light source reliability improvements and decreases in costs. Included in cost of revenue was $224,000 and $318,000 for the quarters ended March 31, 2012 and 2011, respectively, for our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 52% to $42.3 million for the quarter ended March 31, 2012 from $27.8 million for the same period in the prior year primarily due to increased investment in EUV source development when compared to the same period in the prior year. In addition, research and development expenses included $3.5 million and $3.1 million for the quarters ended March 31, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenue, research and development expenses increased to 28.1% for the quarter ended March 31, 2012 from 18.0% for the same period in the prior year.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 7.6% to $6.5 million for the quarter ended March 31, 2012 from $6.0 million for the same period in the prior year. The increase in sales and marketing expenses primarily reflects increased employee related costs and increased travel costs when compared to the same period in the prior year. Included in sales and marketing expenses were $453,000 and $523,000 for the quarters ended March 31, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenue, sales and marketing decreased to 4.3% for the quarter ended March 31, 2012 compared to 3.9% for same period in the prior year.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses remained flat at $10.0 million for the quarter ended March 31, 2012 and 2011, respectively. Included in general and administrative expenses were $211,000 and $321,000 for the quarters ended March 31, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenue, general and administrative expenses increased to 6.7% for the quarter ended March 31, 2012 compared to 6.5% for the same period in the prior year.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income was $17,000 for the quarter ended March 31, 2012 compared to $798,000 for the same period in the prior year. The decrease is primarily due to foreign currency exchange losses of $263,000 for the quarter ended March 31, 2012 compared to foreign currency exchange gains of $784,000 for the same period in the prior year.

Income tax (benefit) expense. The tax benefit of $4.8 million for the three months ended March 31, 2012 and tax expense of $7.7 million for the three months ended March 31, 2011 reflect an effective tax rate of (29%) and 21%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2012 was due primarily to tax benefits related to investments in a foreign subsidiary totaling $9.1 million, offset partially by a reduction in the benefits recognized for the U.S. research and development tax credit and U.S. manufacturing deductions. The U.S. research and development tax credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs. Additionally, during the three months ended March 31, 2012, we recorded as a discrete item a decrease in income tax expense of $1.0 million related to the successful appeal of a U.S. tax audit.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $347.9 million in cash and cash equivalents, short-term investments and long-term investments (total cash and investments) compared to $323.6 million at December 31, 2011. This increase is due primarily from cash flows generated by our operations.

A summary of cash provided by (used in) operating, investing and financing activities were as follows during the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31,

2012
Net cash provided by operating activities	$31,590
Net cash used in investing activities	(12,253)
Net cash provided by financing activities	1,842
Effect of exchange rate changes on cash and cash equivalents	(110)

Net increase in cash and cash equivalents	$21,069

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and provision for deferred income taxes and an increase in deferred revenue of $26.0 million. These increases in cash were offset partially by $24.0 million decrease in other liabilities. The decrease in other liabilities primarily reflects payment of our 2011 variable cash compensation programs during the quarter.

Investing Activities

The primary use of cash in investing activities during the three months ended March 31, 2012 reflects purchases of investments, net of proceeds from sales of securities, of $3.0 million and capital expenditures of $9.3 million primarily related to our investment in EUV.

Financing Activities

The primary sources of cash provided by financing activities during the three months ended March 31, 2012 are $3.4 million of proceeds and $1.5 million of excess tax benefits from the exercise of employee stock options. The sources of cash were offset partially by $3.0 million of install payments related to our acquisition of eDiag in 2011.

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

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. As of March 31, 2012, we have approximately $35.7 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the three months ended March 31, 2012, we had no purchases under this program and $57.8 million remains available for share repurchases under this program.

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

OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse effect on income before income taxes of approximately $335,000 and $2.0 million at March 31, 2012 and 2011, respectively. These changes at March 31, 2012 and 2011 are after consideration of the offsetting effect of approximately $12.9 million and $4.7 million, respectively, from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At March 31, 2012, we had outstanding forward contracts to buy $43.0 million in exchange for South Korean Won, $17.0 million in exchange for Taiwanese Dollars and to sell $3.1 million in exchange for Japanese Yen and $62.8 million in exchange for Euros. These contracts expire on various dates through February 2014. The fair value of all our forward contracts totaled an asset of $457,000 and a liability of $103,000 at March 31, 2012. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $14,000 as of March 31, 2012.

INVESTMENT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of March 31, 2012 would decrease by $1.7 million.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange

Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; Our EUV sources could fail to meet customer specifications or not be delivered on time. *

We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. These expenditures are reflected in our research and development expenses in our consolidated statements of operations, as well as inventory and property, plant and equipment in our consolidated balance sheets.

As of March 31, 2012, we have shipped, received customer acceptance and recorded revenue for six EUV 3100 pilot sources. We also received orders for our next generation EUV 3300 sources, which we expect to start shipping this year. We currently record revenue associated with EUV sources when customer acceptance is received equal to amounts that are fixed and determinable at the date of acceptance.

Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits. The technology underlying EUV is extremely complex, and we have experienced some delays that have put us behind schedule in our EUV source development. We may not be able to introduce commercial EUV systems on time, or at all. If we are not able to meet customer specifications, or have reliability or performance problems, or if the pilot sources and eventually commercial systems do not meet customer specifications or are not introduced on time, or if our inventory balances exceed the net realizable value under the related contracts, or if a competitor’s source is selected over our source, we may experience any or all of the following: the need to record impairment charges to our inventory and/or property, plant and equipment, reduced orders, order cancellations, higher manufacturing costs, delays in acceptance of and payment for new products, product rejections, and additional service and warranty expenses. These risks could also damage our reputation among the initial adopters of EUV source technology and limit our ability to penetrate the market. For example, we have entered into a supply agreement for EUV sources with ASML, one of our significant customers for DUV light sources. Significant setbacks in our EUV program, or disagreement with ASML regarding its specifications for commercial systems, could impact the amount and timing of purchases of DUV light sources by ASML. Any of these risks could have a material adverse effect on our operating results, financial condition and cash flows.

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

Two large companies, ASML and Nikon, dominate the photolithography tool business. ASML, Nikon and Samsung, one of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenue during the periods indicated:

	$000,0000	$000,0000
	Three Months Ended March 31,
	2012	2011
ASML	34%	42%
Nikon	10%	9%
Samsung	10%	10%

Total	54%	61%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	March 31, 2012	December 31, 2011
ASML	19%	22%
Nikon	11%	15%
Samsung	6%	5%

Total	36%	42%

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

We grant equity awards to key employees. Stock options, performance-based restricted stock unit awards and restricted stock unit awards may not be viewed by key employees as a sufficient financial incentive during periods when stock price volatility could cause our stock price to fall, reducing the effectiveness of such awards as a means to retain and incentivize these employees. If we are unable to hire, train and retain key personnel as required, our operating results, financial condition and cash flows could be adversely affected.

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

Currently, ten of our international employees are members of a labor union; however, none of our United States employees are members of a labor union. If a greater number of our employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained.*

We are subject to taxation in the United States and in various states and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, VAT and GST. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Although we believe that our approach to determining our worldwide income tax provisions and other tax accruals is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our determinations. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are audited by various state, federal and tax authorities of the countries in which we operate. Our tax years 2008 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions. Several of our subsidiaries are currently under audit or appeal. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

As of March 31, 2012, we have $35.7 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

The integration and operation of a business acquisition may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisition. We may also acquire other businesses or enter new markets that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational and financial challenges.

The risks involved with acquisitions, mergers, and joint ventures or entering a new market include the following:

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

The success of an acquisition assumes certain synergies and other benefits. We cannot assure you that these risks or other unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of debt, issuance of stock or some combination of the three. Further, any business that we acquire, any joint venture that we form, or new market we may enter may not achieve anticipated revenue or operating results and the costs of such activity may have a material adverse effect on our operating results, financial condition or cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the first quarter of 2012, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at March 31, 2012. The program does not have a fixed expiration date and may be discontinued at any time.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(a) None.

(b) There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

10.1	Summary description of Cymer, Inc. Short-Term Incentive Program.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: April 27, 2012	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)