Form 10-Q
period 2012-06-30
CYMER INC
filed 2012-07-27
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on July 16, 2012 was 31,050,609.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2012

ITEM 1.	Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$113,186	$125,027
Restricted cash	5,981	5,903
Short-term investments	156,445	124,712
Accounts receivable—net of allowance for doubtful accounts of $628 and $202, respectively	132,554	123,970
Inventories	241,207	221,740
Deferred income taxes	27,523	26,963
Other current assets	48,485	35,601

Total current assets	725,381	663,916
Long-term investments	64,171	73,811
Property, plant and equipment—net of accumulated depreciation of $189,188 and $184,054, respectively	134,781	119,015
Deferred income taxes	33,995	34,591
Goodwill	16,897	16,792
Intangible assets—net of accumulated amortization of $5,119 and $4,402, respectively	9,257	9,928
Other assets	11,875	9,691

Total assets	$996,357	$927,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,005	$38,876
Deferred revenue	82,984	56,546
Deferred income taxes	173	171
Other current liabilities	37,348	49,619

Total current liabilities	175,510	145,212
Deferred revenue	5,780	5,871
Deferred income taxes	1,464	1,463
Other liabilities	22,010	27,255

Total liabilities	204,764	179,801

COMMITMENTS AND CONTINGENCIES (NOTE 12)
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 44,423,000 shares issued and 31,011,000 shares outstanding at June 30, 2012; 44,022,000 shares issued and 30,610,000 shares outstanding at December 31, 2011	44	44
Additional paid-in capital	677,549	658,755
Treasury stock, at cost (13,412,000 common shares at June 30, 2012 and December 31, 2011)	(492,890)	(492,890)
Accumulated other comprehensive loss	(18,196)	(11,918)
Retained earnings	625,086	593,952

Total stockholders’ equity	791,593	747,943

Total liabilities and stockholders’ equity	$996,357	$927,744

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$149,312	$158,235	$299,810	$312,633
Cost of revenue	70,519	74,051	145,516	148,936

Gross profit	78,793	84,184	154,294	163,697

Operating expenses:
Research and development	50,282	30,455	92,597	58,234
Sales and marketing	6,479	5,992	12,970	12,026
General and administrative	10,812	10,825	20,833	20,868

Total operating expenses	67,573	47,272	126,400	91,128

Operating income	11,220	36,912	27,894	72,569

Other (expense) income:
Foreign currency exchange (loss) gain	(290)	122	(553)	906
Interest income	300	116	680	262
Interest expense	(125)	(204)	(379)	(337)
Other income	2	2	156	3

Total other (expense) income	(113)	36	(96)	834

Income before income taxes	11,107	36,948	27,798	73,403
Income tax expense (benefit)	1,504	9,227	(3,336)	16,883

Net income	$9,603	$27,721	$31,134	$56,520

Earnings per share:
Basic	$0.31	$0.91	$1.00	$1.86

Diluted	$0.30	$0.89	$0.98	$1.83

Weighted average shares outstanding:
Basic	31,134	30,529	31,019	30,364

Diluted	31,756	30,993	31,682	30,925

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Net income		$9,603		$27,721		$31,134		$56,520
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments		(911)		4,556		(5,579)		6,185
Unrealized (losses) gains on available for sale investments
Unrealized holding (losses) gains arising during the period	(9)		(3)		125		9
Less: reclassification adjustment for (gains) losses included in net income	(2)		(2)		(156)		2
Tax benefit (expense)	4	(7)	2	(3)	11	(20)	(4)	7

Unrealized (losses) gains on foreign currency forward exchange contracts
Unrealized holding (losses) gains arising during the period	(2,569)		(21)		(1,022)		(28)
Less: reclassification adjustment for (gains) included in net income	(37)		13		(69)		13
Tax benefit	972	(1,634)	3	(5)	414	(677)	6	(9)

Unrealized pension (losses) gains		2		(8)		(2)		(2)

Total other comprehensive (loss) income, net of tax		(2,550)		4,540		(6,278)		6,181

Comprehensive income		$7,053		$32,261		$24,856		$62,701

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2011	44,022	$44	$658,755	(13,412)	($492,890)	($11,918)	$593,952	$747,943
Exercise of common stock options	149	0	4,852	0	0	0	0	4,852
Issuance of shares upon vesting of restricted stock unit awards	242	0	0	0	0	0	0	0
Issuance of Employee stock purchase plan shares	10	0	494	0	0	0	0	494
Employee stock-based compensation	0	0	11,735	0	0	0	0	11,735
Income tax benefit from stock option exercises	0	0	1,713	0	0	0	0	1,713
Net income	0	0	0	0	0	0	31,134	31,134
Other comprehensive loss	0	0	0	0	0	(6,278)	0	(6,278)

BALANCE, JUNE 30, 2012	44,423	$44	$677,549	(13,412)	($492,890)	($18,196)	$625,086	$791,593

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$31,134	$56,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	13,360	9,663
Stock-based compensation	11,735	7,268
Bad debt expense (recoveries)	405	(176)
Excess tax benefits from stock option exercises	(1,812)	(3,820)
Provision for deferred income taxes	2,178	5,337
Loss on disposal or impairment of property, plant and equipment	174	67
Change in assets and liabilities:
Restricted cash	(78)	0
Accounts receivable	(9,430)	(2,711)
Inventories	(21,841)	(9,994)
Other assets	(15,792)	(4,089)
Accounts payable	11,652	6,131
Deferred revenue	25,082	19,795
Other liabilities	(16,518)	(25,686)

Net cash provided by operating activities	30,249	58,305

Investing activities:
Acquisition of property, plant and equipment	(23,338)	(9,307)
Cash paid for acquisition of eDiag, net of cash acquired	0	(3,785)
Purchases of investments	(204,438)	(87,664)
Proceeds from sold or matured investments	181,879	70,711

Net cash used in investing activities	(45,897)	(30,045)

Financing activities:
Proceeds from issuance of common stock	5,355	14,901
Excess tax benefits from stock option exercises	1,812	3,820
Install payments related to prior acquisition	(3,000)	0
Payments under capital lease obligations	(187)	(40)

Net cash provided by financing activities	3,980	18,681

Effect of exchange rate changes on cash and cash equivalents	(173)	556

Net (decrease) increase in cash and cash equivalents	(11,841)	47,497
Cash and cash equivalents at beginning of the period	125,027	154,312

Cash and cash equivalents at end of the period	$113,186	$201,809

Supplemental disclosure of cash flow information:
Interest paid	$82	$149

Income taxes paid	$7,067	$24,904

Supplemental disclosure of non-cash investing and financing activities:
Net increase in acquisition of property and equipment included in accounts payable	$3,889	$41

Net increase (decrease) in in-transit proceeds from issuance of common stock	$9	$(14)

Property and equipment acquired under capital lease obligations	$146	$324

Future installment payments for acquisition of eDiag	$0	$(8,184)

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended June 30, 2012

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

Concentrations

Sales to ASML Holding N.V. (“ASML”) and Nikon, Corp. (“Nikon”), two of our three lithography tool manufacturing customers, and SK Hynix, Limited (“Hynix”) and Samsung Electronics Co. (“Samsung”), two of our chipmaker customers, amounted to 25%, 12%, 11% and 10%, respectively, of total revenue for the three months ended June 30, 2012 and 30%, 11%, 10% and 10%, respectively, for the six months ended June 30, 2012. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

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

Available-for-Sale Securities

The fair values of our available-for-sale securities are determined by using matrix pricing, a mathematical technique widely used to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark-quoted securities. Such assets are classified as Level 2 inputs in the fair value hierarchy and typically include commercial paper and government and corporate fixed income securities which are included in our investment portfolio.

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended June 30, 2012 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 6, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2012	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$37,346	$18,205	$19,141	$0
Short-term investments:
Corporate debt securities	107,761	0	107,761	0
U.S. government securities	27,200	0	27,200	0
Commercial paper	18,484	0	18,484	0
Certificates of deposit	3,000	0	3,000	0
Long-term investments:
Corporate debt securities	34,285	0	34,285	0
U.S. government securities	29,886	0	29,886	0
Foreign currency forward exchange contracts (2)	402	0	402	0

	$258,364	$18,205	$240,159	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$1,874	$0	$1,874	$0

	$1,874	$0	$1,874	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	$330,000 is included in other current assets and $72,000 is included in other assets on the accompanying unaudited consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

	December 31, 2011	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$39,710	$26,190	$13,520	$0
Short-term investments:
Corporate debt securities	74,170	0	74,170	0
U.S. government securities	27,226	0	27,226	0
Commercial paper	10,070	0	10,070	0
Municipal bonds	7,246	0	7,246	0
Certificates of deposit	6,000	0	6,000	0
Long-term investments:
Corporate debt securities	51,060	0	51,060	0
U.S. government securities	22,751	0	22,751	0
Foreign currency forward exchange contracts (2)	371	0	371	0

	$238,604	$26,190	$212,414	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$1,902	$0	$1,902	$0

	$1,902	$0	$1,902	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.

(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. We test for goodwill impairment at the reporting unit level. All of our goodwill is associated with our primary business unit, and we determine the fair value of this reporting unit based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. During the six months ended June 30, 2012, there have been no triggering events associated with our goodwill; therefore, no impairment analysis was conducted during the period. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the six months ended June 30, 2012, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at June 30, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$75,840	$0	$0	$75,840
Cash equivalents:
Money market funds	4,705	0	0	4,705
Certificate of deposits	13,500	0	0	13,500
Municipal bonds	5,141	0	(1)	5,140
Commercial paper	14,001	0	0	14,001

Total cash and cash equivalents	$113,187	$0	$(1)	$113,186

Short-term investments:
Corporate debt securities	107,773	33	(45)	107,761
U.S. government securities	27,200	3	(3)	27,200
Commercial paper	18,482	2	0	18,484
Certificate of deposits	3,000	0	0	3,000

Total short-term investments	$156,455	$38	$(48)	$156,445

Long-term investments:
Corporate debt securities	34,317	18	(50)	34,285
U.S. government securities	29,886	11	(11)	29,886

Total long-term investments	$64,203	$29	$(61)	$64,171

Total cash, cash equivalents and investments	$333,845	$67	$(110)	$333,802

Cash, cash equivalents and investments at December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$85,317	$0	$0	$85,317
Cash equivalents:
Money market funds	6,189	0	0	6,189
Certificate of deposits	20,001	0	0	20,001
Municipal bonds	1,020	1	0	1,021
Corporate debt securities	12,499	0	0	12,499

Total cash and cash equivalents	$125,026	$1	$0	$125,027

Short-term investments:
Corporate debt securities	74,189	12	(31)	74,170
U.S. government securities	27,219	7	0	27,226
Commercial paper	10,070	0	0	10,070
Municipal bonds	7,248	0	(2)	7,246
Certificate of deposits	6,000	0	0	6,000

Total short-term investments	$124,726	$19	$(33)	$124,712

Long-term investments:
Corporate debt securities	51,064	49	(53)	51,060
U.S. government securities	22,745	8	(2)	22,751

Total long-term investments	$73,809	$57	$(55)	$73,811

Total cash, cash equivalents and investments	$323,561	$77	$(88)	$323,550

The contractual maturities of our cash equivalents and investments at June 30, 2012 were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$193,802	$193,791
Due after one year through two years	64,203	64,171

	$258,005	$257,962

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at June 30, 2012.

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$78,340	$69,367
Work-in-progress	47,961	40,192
Finished goods	114,906	112,181

	$241,207	$221,740

5. GOODWILL

The following table provides the changes in the carrying amount of goodwill (in thousands):

June 30, 2012
Balance at January 1, 2012	$16,792
Foreign currency translation adjustments	105

Balance at June 30, 2012	$16,897

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

Buy/Sell:	June 30, 2012
Japanese Yen/U.S. Dollar	$5,980
U.S. Dollar/South Korean Won	$42,500
U.S. Dollar/Taiwanese Dollars	$25,500
Euros/U.S. Dollar	$79,829

The fair value of all of our forward contracts totaled to a liability of $1.5 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the deferred loss, net of tax, for those that qualified for hedge accounting treatment was $1.6 million. We expect that this unrealized loss will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transaction occur.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$127	$3	Other current liabilities	$1,609	$1,446

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	435	686	Other current liabilities	497	774

	Other assets	72	0		$2,106	$2,220

		$634	$689

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) (“OCI”) was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in financial statements	2012	2011	2012	2011
Derivatives designated as hedging instruments:
(Loss) gain recognized in OCI on derivative (effective portion)	OCI	$(2,638)	$(8)	$(1,091)	$(15)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of revenue	$37	$(13)	$69	$(13)
(Loss) gain recognized in income on derivatives
(ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenue	$(24)	$1	$(126)	$1
Derivatives not designated as hedging instruments:
(Loss) gain recognized in income on derivatives	Foreign currency exchange (loss) gain	$(198)	$(806)	$530	$34

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of June 30, 2012, we have a total credit exposure of $330,000 from nonperformance of foreign exchange hedging counterparties.

7. OTHER BALANCE SHEET DETAILS

Details of other assets and other liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Other current assets:
Prepaids and other	$33,113	$28,158
Income taxes receivable	15,042	7,072
Foreign exchange contracts receivable	330	371

	$48,485	$35,601

	June 30, 2012	December 31, 2011
Other current liabilities:
Accrued payroll and benefits	$14,452	$27,411
Accrued warranty	8,511	9,870
Income taxes payable	3,816	2,680
Other	10,569	9,658

	$37,348	$49,619

	June 30, 2012	December 31, 2011
Other liabilities:
Accrued income taxes	$8,679	$12,369
Other	13,331	14,886

	$22,010	$27,255

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

The table below summarizes the total number of shares granted during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options (1)	0	0	0	30,000
RSUs (2)	7,031	35,000	308,722	389,556
PRSUs (3)	3,800	15,105	132,994	163,500

	10,831	50,105	441,716	583,056

(1)	Stock options vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of grant. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.
(2)	RSUs generally vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.
(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

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

We did not grant stock options during the three or six months ended June 30, 2012 nor the three months ended June 30, 2011. The following weighted average assumptions were used for valuing stock option granted during the six months ended June 30, 2011:

Six Months Ended June 30,
2011
Volatility rate	41%
Risk free interest rate	2.37%
Expected term (in years)	3.15

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$165	$365	$375	$736
RSUs	3,723	2,413	7,309	4,238
PRSUs	2,056	1,234	4,051	2,294

	$5,944	$4,012	$11,735	$7,268

Stock Repurchase Program

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended June 30, 2012, no shares were repurchased under this program. As of June 30, 2012, $57.8 million remains available for share repurchases under this program.

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

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized losses on available- for-sale investments	Net unrealized losses on foreign currency forward exchange contracts	Unrealized pension gains	Accumulated other comprehensive loss
Beginning Balance, January 1, 2012	$(10,994)	$(7)	$(971)	$54	$(11,918)
Current period other comprehensive income	(5,579)	(20)	(677)	(2)	(6,278)

Ending Balance, June 30, 2012	$(16,573)	$(27)	$(1,648)	$52	$(18,196)

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

The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$9,603	$27,721	$31,134	$56,520
Denominator:
Weighted average common shares	31,134	30,529	31,019	30,364
Effect of dilutive securities	622	464	663	561

Denominator for diluted earnings per share	31,756	30,993	31,682	30,925

Earnings per share:
Basic	$0.31	$0.91	$1.00	$1.86

Diluted	$0.30	$0.89	$0.98	$1.83

Anti-dilutive securities excluded from the computation of diluted earnings per share	92	190	92	106

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

The following table provides details of income taxes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income before income taxes	$11,107	$36,948	$27,798	$73,403
Provision for income taxes	$1,504	$9,227	$(3,336)	$16,883
Effective tax rate	14%	25%	(12%)	23%

Our effective tax rate for the three and six months ended June 30, 2012 was less than the United States federal statutory rate of 35% due primarily to tax benefits related to write-offs of investments in a foreign subsidiary and state research and development credits. Additionally, during the six months ended June 30, 2012, we recorded a discrete item which decreased income tax expense by $663,000 related to the successful appeal of a U.S. tax audit. Our effective tax rate for the three and six months ended June 30, 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs.

Our effective tax rate for the three and six months ended June 30, 2011 was less than the United States federal statutory rate of 35% due primarily to benefits recognized for research and development credits and manufacturing deductions in the United States, as well as lower tax rates on earnings in foreign jurisdictions. Additionally, during the six months ended June 30, 2011, we recorded as discrete items a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations and an increase in income tax expense of $1.0 million resulting from a foreign tax audit.

As of June 30, 2012, the balance of our net unrecognized tax benefits is $8.7 million, a decrease of $3.4 million from December 31, 2011. This decrease is due primarily to the effective settlement of the U.S. tax audit noted above. The remaining changes reflect accrued interest and changes in foreign exchange rates.

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

The following provides the changes in the product warranty accrual (in thousands):

Balance at January 1, 2012	$9,870
Accruals for warranties issued during the period	5,957
Changes in liability related to pre-existing warranties	(5,017)
Warranty expenditures (1)	(2,299)

Balance at June 30, 2012	$8,511

(1)	Warranty expenditures are net of consumed parts returned of $502,000.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of June 30, 2012, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

Contingencies Related to Third-Party Review and Legal Actions

We are from time to time party to legal actions in the normal course of business. We may be subject to potential claims and assessments from third parties. We are also subject to various governmental audits and reviews. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in the unaudited consolidated financial statements. Such estimates are subject to change and may affect our operating results, financial condition and cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Cymer	$142,654	$155,487	$293,152	$310,040
TCZ	6,658	2,775	6,658	2,775
Reconciling items (1)	0	(27)	0	(182)

	$149,312	$158,235	$299,810	$312,633

Operating income (loss):
Cymer	$14,964	$41,135	$36,035	$81,097
TCZ	(3,744)	(4,223)	(8,141)	(8,528)

	$11,220	$36,912	$27,894	$72,569

	June 30, 2012	December 31, 2011
Total assets:
Cymer	$934,648	$885,426
TCZ	61,709	42,318

	$996,357	$927,744

(1)	Reconciling items represent intercompany revenue between segments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Revenue of $149.3 million in the second quarter of 2012 represented a 6% decrease compared to the second quarter of 2011, although revenue remained relatively flat when compared to the first quarter of 2012. The decrease from the second quarter of 2011 is primarily due to a decline in sales of DUV light sources, partially offset by an increase in installed base products revenue and increased revenue from TCZ silicon crystallization tools. Compared to the first quarter of 2012, we saw an increase in sales of DUV light sources, installed base products revenue and TCZ silicon crystallization tools. These increases were offset by a decrease in revenue from EUV sources as we had revenue from customer acceptance of three EUV 3100 sources in the first quarter of 2012 compared to no revenue generated from acceptance of EUV sources, as expected, in the second quarter of 2012.

Gross margin was 52.8% in the second quarter of 2012, a decrease from gross margin of 53.2% in the second quarter of 2011 and an increase from gross margin of 50.2% in the first quarter of 2012. The decrease in gross margin over prior year was due primarily to the increased revenue from TCZ silicon crystallization tools at a lower gross margin, an increase in costs associated with our installed base products and an increase in freight expenses. The increase in gross margin from the first quarter of 2012 was due primarily to the sale of three EUV 3100 sources in the first quarter at a low gross margin, offset partially by an increase in costs associated with our installed base products and an increase in warranty expenses.

Operating expenses of $67.6 million in the second quarter of 2012 represents a 43% increase over the second quarter of 2011 and a 15% increase over the first quarter of 2012. The increase in operating expenses is primarily due to our increased investments in EUV source technology. Operating expenses as a percentage of net sales increased to 45.3% in the second quarter of 2012, compared to 29.9% in the second quarter of 2011 and 39.1% in the first quarter of 2012.

As a result of the above, we reported second quarter 2012 net income of $9.6 million, compared to $27.7 million of net income in the second quarter of 2011 and $21.5 million of net income in the first quarter of 2012. Additionally, our cash and investments increased to $333.8 million at June 30, 2012 from $323.6 million at December 31, 2011. Net cash provided by operations for the six months ended June 30, 2012, was $30.2 million.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.2	46.8	48.5	47.6

Gross profit	52.8	53.2	51.5	52.4

Operating expenses:
Research and development	33.7	19.2	30.9	18.6
Sales and marketing	4.3	3.8	4.3	3.9
General and administrative	7.3	6.9	7.0	6.7

Total operating expenses	45.3	29.9	42.2	29.2

Operating income	7.5	23.3	9.3	23.2
Other (expense) income	(0.1)	0.0	0.0	0.3

Income before income taxes	7.4	23.3	9.3	23.5
Income tax expense (benefit)	1.0	5.8	(1.1)	5.4

Net income	6.4%	17.5%	10.4%	18.1%

We develop, manufacture and market our products within two reportable business segments, Cymer and TCZ. Cymer’s primary business is to design, manufacture and sell light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. TCZ develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. The discussion which follows for revenue, cost of revenue and operating expenses includes our unaudited consolidated results and identifies those amounts associated with the TCZ segment, which are included in the unaudited consolidated amounts, for the three and six months ended June 30, 2012 and 2011. Additional information regarding our reporting segments is contained in Note 13 to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Three Months Ended June 30, 2012 and 2011

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended June 30,		Growth/Decline
	2012	2011	$/Units	Percent
DUV:
Light sources revenue	$47,683	$65,216	$(17,533)	(27%)

Light source units sold	36	47	(11)	(23%)

Light sources average selling price (1)	$1,379	$1,436	$(57)	(4%)

EUV:
Light sources revenue	$—	$—	$—

Light source units sold	—	—	—

Light sources average selling price (1)	$—	$—	$—

TCZ:
Silicon crystallization tools revenue	$6,658	$2,775	$3,883	140%

Silicon crystallization tool units sold	1	1	—	0%

Silicon crystallization tools average selling price (1)	$6,746	$2,775	$3,971	143%

Installed base product revenue	$94,971	$90,244	$4,727	5%

Total revenue	$149,312	$158,235	$(8,923)	(6%)

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we exclude the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.

Total revenue, compared to the same period in the prior year, decreased primarily due to reduced demand for DUV light sources as chipmakers assess their capital investment needs, offset by increased demand for our installed base products. The average selling price of our DUV light sources decreased due to the change in the DUV product mix of light sources sold when compared to the same period in the prior year. Our installed base product revenue increased primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light sources by chipmaker customers, and a higher percentage of those pulses generated by ArF light sources. Additionally, we recorded TCZ segment revenue during the quarter ended June 30, 2012 and 2011, respectively, as a result of customer acceptance of our silicon crystallization tools.

Sales to ASML, Nikon, Hynix and Samsung amounted to 25%, 12%, 11% and 10%, respectively, of total revenue for the quarter ended June 30, 2012, and 37%, 11%, 7% and 9%, respectively, of total revenue for the quarter ended June 30, 2011.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended June 30,		Growth/Decline
	2012	2011	Dollars	Percent
United States	$51,083	$73,338	$(22,255)	(30%)
South Korea	32,047	22,812	9,235	40%
Japan	30,175	27,729	2,446	9%
Taiwan	16,607	14,562	2,045	14%
Other Asia (China and Singapore)	12,572	12,280	292	2%
Europe	6,828	7,514	(686)	(9%)

Total revenue	$149,312	$158,235	$(8,923)	(6%)

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

Our backlog for DUV light sources and replacement parts at June 30, 2012 was $69.0 million compared to $57.8 million at June 30, 2011. DUV bookings for the quarter ended June 30, 2012 and 2011 were $154.7 million and $138.9 million, respectively. The DUV book-to-bill ratio for the quarter ended June 30, 2012 was 1.09 compared to 0.91 for the quarter ended June 30, 2011. The increase in backlog year over year reflects increased demand for DUV systems. The increase in bookings and book-to-bill year over year primarily reflects the continued customer adoption of our OnPulse product and increase in demand for our DUV systems.

We also had a backlog of $17.3 million for silicon crystallization tools at June 30, 2012. Revenue will be recorded for these tools when customer acceptance has occurred.

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

The cost of revenue decreased to $70.5 million for the quarter ended June 30, 2012 from $74.1 million for the same period in the prior year. Gross profit decreased to $78.8 million with a 52.8% gross margin for the quarter ended June 30, 2012 from $84.2 million with a 53.2% gross margin for the same period in the prior year. The decrease in gross margin over prior year was due to the increased revenue from TCZ silicon crystallization tools at a lower gross margin, an increase in costs associated with our installed base products, and an increase in freight expenses. Included in cost of revenue was $6.0 million and $2.9 million for the quarters ended June 30, 2012 and 2011, respectively, for our TCZ segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 65% to $50.3 million for the quarter ended June 30, 2012 from $30.5 million for the same period in the prior year primarily due to increased investment in EUV source development. In addition, research and development expenses included $3.7 million and $3.4 million for the quarters ended June 30, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenue, research and development expenses increased to 33.7% for the quarter ended June 30, 2012 from 19.2% for the same period in the prior year.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses increased 8% to $6.5 million for the quarter ended June 30, 2012 from $6.0 million for the same period in the prior year due primarily to increased outside services costs and employee related costs. Included in sales and marketing expenses were $523,000 and $505,000 for the quarters ended June 30, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenue, sales and marketing decreased to 4.3% for the quarter ended June 30, 2012 compared to 3.8% for same period in the prior year.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses remained flat at $10.8 million for the quarter ended June 30, 2012 and 2011, respectively. Included in general and administrative expenses were $199,000 and $241,000 for the quarters ended June 30, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenue, general and administrative expenses increased to 7.3% for the quarter ended June 30, 2012 compared to 6.9% for the same period in the prior year.

Other (expense) income. Other (expense) income consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense was $113,000 for the quarter ended June 30, 2012 compared to other income of $36,000 for the same period in the prior year.

Income tax expense (benefit). Income tax expense of $1.5 million and $9.2 million reflect effective tax rates of 14% and 25% for the three months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the quarter ended June 30, 2012 was due primarily to tax benefits related to write-offs of investments in a foreign subsidiary, offset partially by a reduction in the benefits recognized for the U.S. research and development tax credit and U.S. manufacturing deductions. Our effective tax rate for the three months ended June 30, 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs.

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

Six Months Ended June 30, 2012 and 2011

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Six Months Ended June 30,		Growth/Decline
	2012	2011	$/Units	Percent
DUV:
Light sources revenue	$84,375	$133,630	$(49,255)	(37%)

Light source units sold	62	97	(35)	(36%)

Light sources average selling price (1)	$1,421	$1,417	$4	0%

EUV:
Light sources revenue	$22,700	$—	$22,700

Light source units sold	3	—	3

Light sources average selling price (1)	$7,567	$—	$7,567

TCZ:
Silicon crystallization tools revenue	$6,658	$2,775	$3,883	140%

Silicon crystallization tool units sold	1	1	—	0%

Silicon crystallization tools average selling price (1)	$6,746	$2,775	$3,971	143%

Installed base product revenue	$186,077	$176,228	$9,849	6%

Total revenue	$299,810	$312,633	$(12,823)	(4%)

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we exclude the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.

Total revenue decreased primarily due to decreased demand for DUV light sources as chipmakers assess their capital investment needs, offset partially by increased demand for our installed based products. Additionally, we received customer acceptance and recorded revenue for three EUV 3100 sources during the six months of 2012. The average selling price of our light source systems remained flat when compared to the same period in the prior year. Our installed base product revenue increased when compared to the same period in the prior year primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded TCZ segment revenue during the six months ended June 30, 2012 and 2011 as a result of customer acceptance of our silicon crystallization tools.

Sales to ASML, Nikon, Hynix and Samsung amounted to 30%, 11%, 10% and 10%, respectively, of total revenue for the six months ended June 30, 2012, and 39%, 10%, 7% and 9%, respectively, of total revenue for the same period in 2011. Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Six Months Ended June 30,		Growth/Decline
	2012	2011	Dollars	Percent
United States	$117,902	$150,262	$(32,360)	(22%)
South Korea	56,817	45,302	11,515	25%
Japan	55,501	50,047	5,454	11%
Taiwan	30,757	30,426	331	1%
Other Asia (China and Singapore)	24,246	21,008	3,238	15%
Europe	14,587	15,588	(1,001)	(6%)

Total revenue	$299,810	$312,633	$(12,823)	(4%)

We anticipate that international sales will continue to account for a significant portion of our revenue.

Cost of revenues. The cost of revenues decreased 2.3% to $145.5 million for the six months ended June 30, 2012 from $148.9 million for the same period in 2011. Gross profit decreased to $154.3 million with a 51.5% gross margin for the six months ended June 30, 2012 from $163.7 million with a 52.4% gross margin for the same period in 2011. The decrease in gross profit from period to period was primarily due to the lower level of light source system sales for the six months ended June 30, 2012. The decrease in gross margin was due primarily to the sale of three EUV sources at a low gross margin and an increase in freight expenses, offset by a decrease in costs associated with our installed base products and a decrease in warranty expenses. Included in cost of revenue were $6.2 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively, for our TCZ segment.

Research and development. Research and development expenses increased 59.0% to $92.6 million for the six months ended June 30, 2012 from $58.2 million for the same period in 2011. This increase was primarily due to our increased investment in EUV source development, including increases in headcount when compared to the same period in the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $7.2 million and $6.5 million for the six months ended June 30, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenues, research and development expenses increased to 30.9% for the six months ended June 30, 2012 from 18.6% for the same period in 2011.

Sales and marketing. Sales and marketing expenses increased 7.8% to $13.0 million for the six months ended June 30, 2012 from $12.0 million for the same period in 2011. The increase in sales and marketing expenses primarily reflects increased employee related costs and outside services costs compared to the same period in the prior year. Included in sales and marketing expenses were $975,000 and $1.0 million for the six months ended June 30, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenues, sales and marketing increased to 4.3% for the six months ended June 30, 2012 compared to 3.9% for the six months ended June 30, 2011.

General and administrative. General and administrative expenses remained relatively flat at $20.8 million and $20.9 million for the six months ended June 30, 2012 and 2011, respectively. Included in general and administrative expenses were $409,000 and $562,000 for of the six months ended June 30, 2012 and 2011, respectively, for our TCZ segment. As a percentage of total revenues, general and administrative expenses decreased to 7.0% for the six months ended June 30, 2012 compared to 6.7% for the six months ended June 30, 2011.

Other (expense) income. Other expense was $96,000 for the six months ended June 30, 2012 compared to other income of $834,000 for the same period in 2011.

Income tax (benefit) expense. Income tax benefit of $3.3 million and income tax expense of $16.9 million reflect effective tax rates of (12%) and 23% for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the six months ended June 30, 2012 was primarily due to tax benefits related to write-offs of investments in a foreign subsidiary, offset partially by a reduction in the benefits recognized for the U.S. research and development tax credit and U.S. manufacturing deductions. Our effective tax rate for the six months ended June 30, 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs. Additionally, during the six months ended June 30, 2012, we recorded as a discrete item a decrease in income tax expense of $663,000 related to the successful appeal of a U.S. tax audit. This compares to the following discrete items recorded during the six months ended June 30, 2011: a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations, offset partially by an increase in income tax expense of $1.0 million resulting from a foreign tax audit.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012 we had $333.8 million in cash and cash equivalents, short-term investments and long-term investments (total cash and investments) compared to $323.6 million at December 31, 2011. This increase is due primarily from cash flows generated by our operations.

A summary of cash provided by or used in operating, investing and financing activities were as follows during the six months ended June 30, 2012 (in thousands):

Six Months Ended June 30,
2012
Net cash provided by operating activities	$30,249
Net cash used in investing activities	(45,897)
Net cash provided by financing activities	3,980
Effect of exchange rate changes on cash and cash equivalents	(173)

Net decrease in cash and cash equivalents	$(11,841)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and changes in components of working capital. Changes in assets and liabilities as of June 30, 2012 compared to December 31, 2011 included the following:

•	Inventories increased $21.8 million primarily due to increases in TCZ materials, as well as increases in spare parts inventory to support our installed based products;

•	Other assets increased $15.8 million due to prepayments for EUV materials, various deposits for contract renewals and growth in income taxes receivable;

•	Other liabilities decreased $16.5 million due primarily to the payout of our 2011 variable cash compensation program and income taxes paid during the first half of 2012; and

•	Deferred revenue increased $25.1 million due primarily to deposits received for EUV sources.

Investing Activities

The primary use of cash in investing activities during the six months ended June 30, 2012 reflects purchases of available-for-sale securities, net of sales of maturities, of $22.5 million, and capital expenditures of $23.3 million related primarily to our investment in EUV.

Financing Activities

The primary sources of cash provided by financing activities during the six months ended June 30, 2012 are $5.4 million of proceeds from the exercise of employee stock options and $1.8 million of excess tax benefits related to the stock option exercises. The sources of cash were offset partially by $3.0 million of install payments related to our acquisition of eDiag in 2011.

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

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. As of June 30, 2012, we have approximately $37.9 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the three months ended June 30, 2012, we had no purchases under this program and $57.8 million remains available for share repurchases under this program.

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

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us.

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

The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an increase to income before income taxes of approximately $26,000 at June 30, 2012 and an adverse effect on income before taxes of approximately $72,000 at June 30, 2011. These changes at June 30, 2012 and 2011 are after consideration of the offsetting effect of approximately $15.8 million and $9.5 million, respectively, from forward exchange contracts in place at that time. These reasonably possible changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At June 30, 2012, we had outstanding forward contracts to buy $42.5 million in exchange for South Korean Won, $25.5 million in exchange for Taiwanese Dollars and to sell $6.0 million in exchange for Japanese Yen and $79.8 million in exchange for Euros. These contracts expire on various dates through February 2014. The fair value of all our forward contracts totaled an asset of $402,000 and a liability of $1.9 million at June 30, 2012. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $1.6 million as of June 30, 2012.

INVESTMENT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of June 30, 2012 would decrease by $1.7 million.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, we have shipped, received customer acceptance and recorded revenue for six EUV 3100 pilot sources. We also received orders for our next generation EUV 3300 sources, which we expect to start shipping in the latter half of 2012. We currently record revenue associated with EUV sources when customer acceptance is received equal to amounts that are fixed and determinable at the date of acceptance.

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

A significant percentage of our revenue is derived from sales to a limited number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or delay or default on payments, we may experience material adverse effects on our operating results, financial condition and cash flows.*

ASML and Nikon, two large companies that dominate the photolithography tool business and Hynix and Samsung, two of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenue during the periods indicated:

	Six Months Ended June 30,
	2012	2011
ASML	30%	39%
Nikon	11%	10%
Hynix	10%	7%
Samsung	10%	9%

Total	61%	65%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	June 30, 2012	December 31, 2011
ASML	11%	22%
Nikon	15%	15%
Hynix	14%	13%
Samsung	6%	5%

Total	46%	55%

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

As each audit progresses and is ultimately concluded, adjustments, if any, will be recorded in our financial statements from time to time in light of prevailing facts based on our and the taxing authority’s respective positions on any disputed matters. We provide for potential tax exposures by accruing for uncertain tax positions based on judgment and estimates including historical audit results. If the reserves are insufficient or we are not able to establish a reserve under GAAP prior to completion or during the progression of any audits, there could be an adverse impact on our financial position and results of operations when an audit assessment is made.

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

As of June 30, 2012, we have $37.9 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

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

We may experience difficulties with our enterprise resource planning (“ERP”) system or other critical information systems that we use for the daily operations of our business. System failure, malfunction, security breaches due to cyber attacks by third parties or loss of data contained in these information systems may result in disruption of our operations and result in our inability to process transactions, and this could adversely affect our financial results.*

System failure, malfunction, security breaches due to cyber attacks by third parties or loss of data housed in our critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our operating results, financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other critical systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We also regularly upgrade our information systems hardware and software to better meet the information requirements needed to effectively manage our business. If we encounter unforeseen problems with regard to our ERP system or other critical information systems, including those encountered during system upgrades, our business could be adversely affected.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the second quarter of 2012, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at June 30, 2012. The program does not have a fixed expiration date and may be discontinued at any time.

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

CYMER, INC.

Date: July 27, 2012	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)