Form 10-Q
period 2012-09-30
CYMER INC
filed 2012-10-26
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on October 11, 2012 was 31,126,000.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2012

ITEM 1.	Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$110,071	$125,027
Restricted cash	6,150	5,903
Short-term investments	153,622	124,712
Accounts receivable—net of allowance for doubtful accounts of $441 and $202, respectively	129,997	123,970
Inventories	286,729	221,740
Deferred income taxes	36,258	26,963
Other current assets	49,976	35,601

Total current assets	772,803	663,916
Long-term investments	41,401	73,811
Property, plant and equipment—net of accumulated depreciation of $194,106 and $184,054, respectively	142,997	119,015
Deferred income taxes	31,510	34,591
Goodwill	17,125	16,792
Intangible assets—net of accumulated amortization of $5,505 and $4,402, respectively	8,971	9,928
Other assets	12,960	9,691

Total assets	$1,027,767	$927,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,199	$38,876
Deferred revenue	86,301	56,546
Deferred income taxes	178	171
Other current liabilities	34,711	49,619

Total current liabilities	176,389	145,212
Deferred revenue	7,184	5,871
Deferred income taxes	1,484	1,463
Other liabilities	23,130	27,255

Total liabilities	208,187	179,801

COMMITMENTS AND CONTINGENCIES (NOTE 12)
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 44,537,000 shares issued and 31,125,000 shares outstanding at September 30, 2012; 44,022,000 shares issued and 30,610,000 shares outstanding at December 31, 2011	45	44
Additional paid-in capital	687,277	658,755
Treasury stock, at cost (13,412,000 common shares at September 30, 2012 and December 31, 2011)	(492,890)	(492,890)
Accumulated other comprehensive loss	(9,764)	(11,918)
Retained earnings	634,912	593,952

Total stockholders’ equity	819,580	747,943

Total liabilities and stockholders’ equity	$1,027,767	$927,744

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$131,478	$128,698	$431,288	$441,331
Cost of revenue	59,690	63,635	205,206	212,571

Gross profit	71,788	65,063	226,082	228,760

Operating expenses:
Research and development	46,088	35,240	138,685	93,474
Sales and marketing	5,968	6,200	18,938	18,226
General and administrative	10,686	10,217	31,519	31,085

Total operating expenses	62,742	51,657	189,142	142,785

Operating income	9,046	13,406	36,940	85,975

Other (expense) income:
Foreign currency exchange (loss) gain	(436)	(30)	(989)	875
Interest income	292	205	972	467
Interest expense	(141)	(184)	(520)	(521)
Other income (expense)	12	(3)	168	0

Total other (expense) income	(273)	(12)	(369)	821

Income before income taxes	8,773	13,394	36,571	86,796
Income tax (benefit) expense	(1,053)	2,144	(4,389)	19,026

Net income	$9,826	$11,250	$40,960	$67,770

Earnings per share:
Basic	$0.31	$0.37	$1.32	$2.23

Diluted	$0.31	$0.36	$1.29	$2.19

Weighted average shares outstanding:
Basic	31,284	30,555	31,125	30,428

Diluted	32,004	30,992	31,814	30,991

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net income		$9,826		$11,250		$40,960		$67,770
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments		7,806		(14,143)		2,227		(7,958)
Unrealized (losses) gains on available for sale investments
Unrealized holding (losses) gains arising during the period	253		(140)		378		(131)
Less: reclassification adjustment for (gains) losses included in net income	(12)		(2)		(168)		0
Tax benefit (expense)	(91)	150	54	(88)	(80)	130	50	(81)

Unrealized (losses) gains on foreign currency forward exchange contracts
Unrealized holding (losses) gains arising during the period	765		54		(257)		26
Less: reclassification adjustment for (gains) included in net income	0		22		(69)		35
Tax benefit (expense)	(290)	475	(29)	47	124	(202)	(23)	38

Unrealized pension (losses) gains		1		(2)		(1)		(4)

Total other comprehensive (loss) income, net of tax		8,432		(14,186)		2,154		(8,005)

Comprehensive income (loss)		$18,258		$(2,936)		$43,114		$59,765

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2011	44,022	$44	$658,755	(13,412)	($492,890)	($11,918)	$593,952	$747,943
Exercise of common stock options	205	1	6,946	0	0	0	0	6,947
Issuance of shares upon vesting of restricted stock unit awards	300	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	10	0	494	0	0	0	0	494
Employee stock-based compensation	0	0	18,582	0	0	0	0	18,582
Income tax benefit from stock option exercises	0	0	2,500	0	0	0	0	2,500
Net income	0	0	0	0	0	0	40,960	40,960
Other comprehensive loss	0	0	0	0	0	2,154	0	2,154

BALANCE, SEPTEMBER 30, 2012	44,537	$45	$687,277	(13,412)	($492,890)	($9,764)	$634,912	$819,580

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$40,960	$67,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,990	14,744
Stock-based compensation	18,582	11,960
Bad debt expense	408	6
Excess tax benefits from stock option exercises	(2,630)	(3,902)
Provision for deferred income taxes	(3,640)	(2,398)
Loss on disposal or impairment of property, plant and equipment	174	127
Change in assets and liabilities:
Restricted cash	(247)	(5,790)
Accounts receivable	(6,402)	3,836
Inventories	(65,625)	(21,666)
Other assets	(17,336)	(2,968)
Accounts payable	16,758	7,502
Deferred revenue	31,611	20,895
Other liabilities	(16,303)	(29,740)

Net cash provided by operating activities	18,300	60,376

Investing activities:
Acquisition of property, plant and equipment	(41,580)	(14,837)
Cash paid for acquisition of eDiag, net of cash acquired	0	(3,785)
Purchases of investments	(246,611)	(204,131)
Proceeds from sold or matured investments	247,857	105,952

Net cash used in investing activities	(40,334)	(116,801)

Financing activities:
Proceeds from issuance of common stock	7,521	14,966
Excess tax benefits from stock option exercises	2,630	3,902
Install payments related to prior acquisition	(3,000)	0
Payments under capital lease obligations	(244)	(83)

Net cash provided by financing activities	6,907	18,785

Effect of exchange rate changes on cash and cash equivalents	171	359

Net decrease in cash and cash equivalents	(14,956)	(37,281)
Cash and cash equivalents at beginning of the period	125,027	154,312

Cash and cash equivalents at end of the period	$110,071	$117,031

Supplemental disclosure of cash flow information:
Interest paid	$121	$193

Income taxes paid	$11,903	$34,379

Supplemental disclosure of non-cash investing and financing activities:
Net (decrease) increase in acquisition of property and equipment included in accounts payable	$(148)	$695

Net increase (decrease) in in-transit proceeds from issuance of common stock	$81	$(57)

Property and equipment acquired under capital lease obligations	$207	$583

Future installment payments for acquisition of eDiag	$0	$(8,297)

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended September 30, 2012

1. BASIS OF PRESENTATION

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support directly to chipmaker customers as well as to our lithography tool manufacturer customers. Our display products (formerly referred to as “TCZ”) operating segment develops, integrates, markets, and supports silicon crystallization tools used in the manufacture of low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) displays.

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

Proposed Merger with ASML

On October 16, 2012, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) ASML Holding N.V., a Netherlands public limited liability company (naamloze vennootschap) (“ASML”), (ii) solely for purposes of Article II, Article IV, Article VI and Article X, ASML US Inc., a Delaware corporation and an indirect wholly owned subsidiary of ASML (“Holdco”), and Kona Technologies, LLC, a Nevada limited liability company and a wholly owned subsidiary of Holdco (“Merger Sub 2”), (iii) Kona Acquisition Company, Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and (iv) the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and immediately thereafter, the Company will be merged with and into Merger Sub 2.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ordinary shares of ASML.

Completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of certain consents and approvals from competition regulators in other jurisdictions, (iv) The Committee on Foreign Investment in the United States (“CFIUS”) approval, (v) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, (vi) the registration statement on Form F-4 used to register the ASML ordinary shares to be issued as consideration for the Merger having been declared effective by the Securities Exchange Commission, and (vii) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

The companies anticipate that the Merger will close in the first half of 2013.

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

Concentrations

Sales to ASML Holding N.V. (“ASML”) and Nikon, Corp. (“Nikon”), two of our three lithography tool manufacturing customers, and SK Hynix, Limited (“Hynix”) and Samsung Electronics Co. (“Samsung”), two of our chipmaker customers, amounted to 22%, 14%, 11% and 12%, respectively, of total revenue for the three months ended September 30, 2012 and 27%, 12%, 10% and 11%, respectively, for the nine months ended September 30, 2012. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

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

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended September 30, 2012 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 6, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2012	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$17,888	$12,888	$5,000	$0
Short-term investments:
Corporate debt securities	116,568	0	116,568	0
U.S. government securities	20,557	0	20,557	0
Commercial paper	13,497	0	13,497	0
Certificates of deposit	3,000	0	3,000	0
Long-term investments:
Corporate debt securities	16,004	0	16,004	0
U.S. government securities	25,397	0	25,397	0

	$212,911	$12,888	$200,023	$0

Liabilities:
Foreign currency forward exchange contracts (2)	$1,211	$0	$1,211	$0

	$1,211	$0	$1,211	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	$1.1 million is included in other current liabilities and $139,000 is included in other liabilities on the accompanying unaudited consolidated balance sheets.

	December 31, 2011	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$39,710	$26,190	$13,520	$0
Short-term investments:
Corporate debt securities	74,170	0	74,170	0
U.S. government securities	27,226	0	27,226	0
Commercial paper	10,070	0	10,070	0
Municipal bonds	7,246	0	7,246	0
Certificates of deposit	6,000	0	6,000	0
Long-term investments:
Corporate debt securities	51,060	0	51,060	0
U.S. government securities	22,751	0	22,751	0
Foreign currency forward exchange contracts (2)	371	0	371	0

	$238,604	$26,190	$212,414	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$1,902	$0	$1,902	$0

	$1,902	$0	$1,902	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable operating segments, light source products and display products. Our light source products operating segment designs, manufactures and sells light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. Our display products operating segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. We test for goodwill impairment at the reporting unit level, which are the same as our operating segments. All of our goodwill is associated with our light source products reporting unit, and we determine the fair value of this reporting unit based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. During the nine months ended September 30, 2012, there have been no triggering events associated with our goodwill; therefore, no impairment analysis was conducted during the period. Historically, the fair value of our light source products reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the nine months ended September 30, 2012, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at September 30, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$92,183	$0	$0	$92,183
Cash equivalents:
Money market funds	12,888	0	0	12,888
Commercial paper	5,000	0	0	5,000

Total cash and cash equivalents	$110,071	$0	$0	$110,071

Short-term investments:
Corporate debt securities	116,448	122	(2)	116,568
U.S. government securities	20,542	15	0	20,557
Commercial paper	13,496	1	0	13,497
Certificate of deposits	3,000	0	0	3,000

Total short-term investments	$153,486	$138	$(2)	$153,622

Long-term investments:
Corporate debt securities	15,977	30	(3)	16,004
U.S. government securities	25,362	35	0	25,397

Total long-term investments	$41,339	$65	$(3)	$41,401

Total cash, cash equivalents and investments	$304,896	$203	$(5)	$305,094

Cash, cash equivalents and investments at December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$85,317	$0	$0	$85,317
Cash equivalents:
Money market funds	6,189	0	0	6,189
Certificate of deposits	20,001	0	0	20,001
Municipal bonds	1,020	1	0	1,021
Corporate debt securities	12,499	0	0	12,499

Total cash and cash equivalents	$125,026	$1	$0	$125,027

Short-term investments:
Corporate debt securities	74,189	12	(31)	74,170
U.S. government securities	27,219	7	0	27,226
Commercial paper	10,070	0	0	10,070
Municipal bonds	7,248	0	(2)	7,246
Certificate of deposits	6,000	0	0	6,000

Total short-term investments	$124,726	$19	$(33)	$124,712

Long-term investments:
Corporate debt securities	51,064	49	(53)	51,060
U.S. government securities	22,745	8	(2)	22,751

Total long-term investments	$73,809	$57	$(55)	$73,811

Total cash, cash equivalents and investments	$323,561	$77	$(88)	$323,550

The contractual maturities of our cash equivalents and investments at September 30, 2012 were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$171,374	$171,510
Due after one year through two years	41,339	41,401

	$212,713	$212,911

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at September 30, 2012.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$91,453	$69,367
Work-in-progress	52,608	40,192
Finished goods	142,668	112,181

	$286,729	$221,740

5. GOODWILL

The following table provides the changes in the carrying amount of goodwill (in thousands):

September 30, 2012
Balance at January 1, 2012	$16,792
Foreign currency translation adjustments	333

Balance at September 30, 2012	$17,125

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

The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We can also experience ineffectiveness if the expected date of a hedged transaction is delayed beyond the maturity date of the cash flow hedge. In such an instance, the asset or liability value of a cash flow hedge is larger than the liability or asset value of the hedged transaction on a net present value basis, rendering the surplus amount ineffective which we record to other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying consolidated statements of operations contain immaterial gains and losses due to time value differences. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.

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

Buy/Sell:	September 30, 2012
Japanese Yen/U.S. Dollar	$12,000
U.S. Dollar/South Korean Won	$41,000
U.S. Dollar/Taiwanese Dollars	$35,500
Euros/U.S. Dollar	$65,691

The fair value of all of our forward contracts totaled to a liability of $1.2 million and $1.5 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the deferred loss, net of tax, for those that qualified for hedge accounting treatment was $1.2 million, of which $500,000 will be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transaction occur.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$939	$3	Other current liabilities	$518	$1,446

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	102	686	Other current liabilities	1,595	774

		$1,041	$689	Other liabilities	139	0

					$2,252	$2,220

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) (“OCI”) was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in financial statements	2012	2011	2012	2011
Derivatives designated as hedging instruments:
(Loss) gain recognized in OCI on derivative (effective portion)	OCI	$765	$76	$(326)	$61
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of revenue	$0	$(22)	$69	$(35)
(Loss) gain recognized in income on derivatives
(ineffective portions and amount excluded from effectiveness testing)	Cost of revenue	$(69)	$(12)	$(195)	$(11)
Gain (loss) recognized in income on derivatives
(ineffective portions from hedging relationship)	Foreign currency exchange (loss) gain	$(3)	$0	$(3)	$0
Derivatives not designated as hedging instruments:
(Loss) gain recognized in income on derivatives	Foreign currency exchange (loss) gain	$(384)	$3,492	$146	$3,526

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of September 30, 2012, we did not have credit exposure from nonperformance of foreign exchange hedging counterparties.

7. OTHER BALANCE SHEET DETAILS

Details of other assets and other liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Other current assets:
Prepaids and other	$34,049	$28,158
Income taxes receivable	15,927	7,072
Foreign exchange contracts receivable	0	371

	$49,976	$35,601

	September 30, 2012	December 31, 2011
Other current liabilities:
Accrued payroll and benefits	$13,013	$27,411
Accrued warranty	7,726	9,870
Income taxes payable	3,920	2,680
Other	10,052	9,658

	$34,711	$49,619

	September 30, 2012	December 31, 2011
Other liabilities:
Accrued income taxes	$8,750	$12,369
Other	14,380	14,886

	$23,130	$27,255

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options (1)	5,000	31,500	5,000	61,500
RSUs (2)	191,479	124,610	500,201	513,266
PRSUs (3)	76,860	4,480	209,854	167,980

	273,339	160,590	715,055	742,746

(1)	Stock options generally vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the date of grant. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.

(2)	RSUs generally vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.
(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

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

The following weighted average assumptions were used for valuing stock options granted during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility rate	41%	42%	41%	41%
Risk free interest rate	0.27%	1.70%	0.27%	2.02%
Expected term (in years)	2.0	3.03	2.0	3.09

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$195	$373	$570	$1,109
RSUs	4,264	2,713	11,573	6,951
PRSUs	2,388	1,606	6,439	3,900

	$6,847	$4,692	$18,582	$11,960

Stock Repurchase Program

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the nine months ended September 30, 2012, no shares were repurchased under this program. As of September 30, 2012, $57.8 million remains available for share repurchases under this program. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

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

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized losses on available- for-sale investments	Net unrealized losses on foreign currency forward exchange contracts	Unrealized pension gains	Accumulated other comprehensive loss
Beginning Balance, January 1, 2012	$(10,994)	$(7)	$(971)	$54	$(11,918)
Current period other comprehensive income	2,227	130	(202)	(1)	2,154

Ending Balance, September 30, 2012	$(8,767)	$123	$(1,173)	$53	$(9,764)

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

The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$9,826	$11,250	$40,960	$67,770
Denominator:
Weighted average common shares	31,284	30,555	31,125	30,428
Effect of dilutive securities	720	437	689	563

Denominator for diluted earnings per share	32,004	30,992	31,814	30,991

Earnings per share:
Basic	$0.31	$0.37	$1.32	$2.23

Diluted	$0.31	$0.36	$1.29	$2.19

Anti-dilutive securities excluded from the computation of diluted earnings per share	141	325	142	115

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

The following table provides details of income taxes (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income before income taxes	$8,773	$13,394	$36,571	$86,796
Provision for income taxes	$(1,053)	$2,144	$(4,389)	$19,026
Effective tax rate	(12%)	16%	(12%)	22%

Our effective tax rate for the three and nine months ended September 30, 2012 was less than the United States (U.S.) federal statutory rate of 35% due primarily to tax benefits related to write-offs of investments in a foreign subsidiary, state research and development credits and manufacturing deductions in the U.S. Additionally, during the nine months ended September 30, 2012, we recorded as a discrete item a decrease in income tax expense of $878,000 related to the successful appeal of a U.S. tax audit. Our effective tax rate for the three and nine months ended September 30, 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs.

Our effective tax rates for the three and nine months ended September 30, 2011 were less than the U.S. federal statutory rate of 35% due primarily to benefits recognized for research and development credits and manufacturing deductions in the U.S., as well as lower tax rates on earnings in foreign jurisdictions. Additionally, during the three months ended September 30, 2011, we recorded as a discrete item a decrease in income tax expense of $1.0 million related to the successful appeal of a foreign tax audit. During the nine months ended September 30, 2011, we recorded as a discrete item a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations.

As of September 30, 2012, the balance of our net unrecognized tax benefits is $8.8 million, a decrease of $3.3 million from December 31, 2011. This decrease is due primarily to the effective settlement of the U.S. tax audit noted above. The remaining changes reflect accrued interest and changes in foreign exchange rates.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2009 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions.

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

We record a provision for warranty, which is included in cost of revenue and is recorded at the time that the related revenue is recognized. The warranty period and terms for light sources, display products and replacement parts varies by light source and display product model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as extreme ultraviolet (“EUV”) sources and display products, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following provides the changes in the product warranty accrual (in thousands):

Balance at January 1, 2012	$9,870
Accruals for warranties issued during the period	6,978
Changes in liability related to pre-existing warranties	(5,145)
Warranty expenditures (1)	(3,977)

Balance at September 30, 2012	$7,726

(1)	Warranty expenditures are net of consumed parts returned of $1.3 million.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of September 30, 2012, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

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

As a result of the Merger, certain law firms have announced they will investigate potential claims against the Board of Directors for breach of fiduciary duty and other violations of state law. No lawsuits have been filed, but regardless of the merits of any potential claim that may be filed, the maintenance of any legal proceedings may require the expenditure of significant funds and the diversion of other resources to defend.

Management does not expect the outcome of any legal action to have a material effect on our operating results, financial condition and cash flows.

Merger Termination Fee

If the Merger Agreement is terminated, depending upon the reason for terminating the Merger Agreement, we may be required to pay ASML a termination fee of $75.0 million.

13. SEGMENT OPERATIONS

Operating segments are defined as components of a public entity which engage in business activity which may earn revenue and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable operating segments: light source products and display products. Our light source products operating segment designs, manufactures and sells light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. Our display products operating segment develops, integrates, markets and supports silicon crystallization tools for use in the manufacture of high-resolution LTPS-LCS and OLED displays. Our CODM is our chief operating officer who reviews the operations and full financial statements of our light source products and display products operating segments on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light source products and display products businesses and to assess the overall performance of these businesses. The accounting policies to derive our unaudited consolidated financial results are the same as those used for our segment reporting. Information related to our operating segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Light source products	$131,478	$128,698	$424,630	$438,556
Display products	0	0	6,658	2,775

	$131,478	$128,698	$431,288	$441,331

Operating income (loss):
Light source products	$15,379	$18,006	$51,414	$99,103
Display products	(6,333)	(4,600)	(14,474)	(13,128)

	$9,046	$13,406	$36,940	$85,975

	September 30, 2012	December 31, 2011
Total assets:
Light source products	$962,150	$885,426
Display products	65,617	42,318

	$1,027,767	$927,744

14. SUBSEQUENT EVENT

On October 16, 2012, the Company entered into the Merger Agreement by and among (i) ASML Holding N.V., a Netherlands public limited liability company (naamloze vennootschap) (“ASML”), (ii) solely for purposes of Article II, Article IV, Article VI and Article X, ASML US Inc., a Delaware corporation and an indirect wholly owned subsidiary of ASML (“Holdco”), and Kona Technologies, LLC, a Nevada limited liability company and a wholly owned subsidiary of Holdco (“Merger Sub 2”), (iii) Kona Acquisition Company, Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and (iv) the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and immediately thereafter, the Company will be merged with and into Merger Sub 2.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ordinary shares of ASML.

For more information about the Merger and the Merger Agreement, please see our Current Report on Form 8-K, Filed October 17, 2012.

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

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the proposed merger between Cymer and ASML; the outlook for the semiconductor industry and us; expected timelines for the adoption of new photolithography, extreme ultraviolet and display technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; the development and intended commercialization of our extreme ultraviolet sources and commercialization of our silicon crystallization technologies; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products. These statements may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. Forward-looking statements are predictions based on current information and our expectations, and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, the possibility that (1) Cymer and ASML may be unable to obtain stockholder or regulatory approvals required for the merger or may be required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals; (2) the length of time necessary to consummate the proposed merger may be longer than anticipated; (3) problems may arise in successfully integrating the businesses of Cymer and ASML; (4) the proposed merger may involve unexpected costs; (5) the businesses may suffer as a result of uncertainty surrounding the proposed merger; (6) the industry may be subject to future risks that are described in SEC reports filed by Cymer and ASML; and (7) those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Cymer, XLR, XLA, XL, OnPulse, SmartPulse, and all other Cymer product or service names used herein are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

OVERVIEW

Revenue of $131.5 million in the third quarter of 2012 represented a 2.2% increase compared to the third quarter of 2011, and an 11.9% decrease when compared to the second quarter of 2012. The increase from the third quarter of 2011 is primarily due to an increase in installed base products revenue. Compared to the second quarter of 2012, we saw a decrease in sales of DUV light sources and, to a lesser extent, a decrease in revenue from installed base products. Additionally, we had revenue from our display products segment in the second quarter of 2012 as compared to no revenue generated from our display products segment in the third quarter of 2012.

Gross margin was 54.6% in the third quarter of 2012, an increase from gross margin of 50.6% in the third quarter of 2011 and from gross margin of 52.8% in the second quarter of 2012. The increase in gross margin over prior year was due primarily to a decrease in costs associated with our installed base products, offset partially by an increase in warranty expenses. The increase in gross margin from the second quarter of 2012 was due primarily to an increase in system gross margin as a result of a decrease in system revenue deferred for future deliverables and a decrease in warranty expenses. These increases were offset partially by an increase in freight expenses.

Operating expenses of $62.7 million in the third quarter of 2012 represents a 21.5% increase over the third quarter of 2011 and a 7.1% decrease over the second quarter of 2012. The increase in operating expenses over prior year is primarily due to our increased investments in EUV source technology. The decrease over the second quarter of 2012 was due to timing of our investments in EUV source technology and a decrease in our variable compensation programs. Operating expenses as a percentage of net sales increased to 47.7% in the third quarter of 2012, compared to 40.2% in the third quarter of 2011 and 45.3% in the second quarter of 2012.

As a result of the above, we reported third quarter 2012 net income of $9.8 million, compared to $11.3 million of net income in the third quarter of 2011 and $9.6 million of net income in the second quarter of 2012. Additionally, our cash and investments decreased to $305.1 million at September 30, 2012 from $323.6 million at December 31, 2011, due primarily to increases in inventory and equipment related to our investment in EUV source technology. Net cash provided by operations for the nine months ended September 30, 2012, was $18.3 million.

On October 16, 2012, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with (i) ASML Holding N.V., a Netherlands public limited liability company (naamloze vennootschap) (“ASML”), (ii) solely for purposes of Article II, Article IV, Article VI and Article X, ASML US Inc., a Delaware corporation and an indirect wholly owned subsidiary of ASML (“Holdco”), and Kona Technologies, LLC, a Nevada limited liability company and a wholly owned subsidiary of Holdco (“Merger Sub 2”), and (iii) Kona Acquisition Company, Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and immediately thereafter, the Company will be merged with and into Merger Sub 2.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ordinary shares of ASML.

For more information about the Merger and the Merger Agreement, please see our Current Report on Form 8-K, Filed October 17, 2012.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.4	49.4	47.6	48.2

Gross profit	54.6	50.6	52.4	51.8

Operating expenses:
Research and development	35.1	27.4	32.1	21.2
Sales and marketing	4.5	4.8	4.4	4.1
General and administrative	8.1	8.0	7.3	7.0

Total operating expenses	47.7	40.2	43.8	32.3

Operating income	6.9	10.4	8.6	19.5
Other (expense) income	(0.2)	0.0	(0.1)	0.2

Income before income taxes	6.7	10.4	8.5	19.7
Income tax (benefit) expense	(0.8)	1.7	(1.0)	4.3

Net income	7.5%	8.7%	9.5%	15.4%

We develop, manufacture and market our products within two reportable operating segments: light source products and display products. Our light source products operating segment designs, manufactures and sells light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. Our display products operating segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of LTPS-LCD and OLED displays. The discussion which follows for revenue, cost of revenue and operating expenses includes our unaudited consolidated results and identifies those amounts associated with the display product operating segment, which are included in the unaudited consolidated amounts, for the three and nine months ended September 30, 2012 and 2011. Additional information regarding our operating segments is contained in Note 13 to our Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Three Months Ended September 30, 2012 and 2011

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended September 30,		Growth/Decline
	2012	2011	$/Units	Percent
DUV:
Light sources revenue	$38,620	$38,584	$36	0%

Light source units sold	27	25	2	8%

Light sources average selling price (1)	$1,465	$1,559	$(94)	(6%)

EUV:
Light sources revenue	$425	$—	$425

Light source units sold	—	—	—

Light sources average selling price (1)	$—	$—	$—

Display Products:
Silicon crystallization tools revenue	$—	$—	$—

Silicon crystallization tools sold	—	—	—

Silicon crystallization tools average selling price (1)	$—	$—	$—

Installed base product revenue (2)	$92,433	$90,114	$2,319	3%

Total revenue	$131,478	$128,698	$2,780	2%

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we exclude the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.
(2)	Installed base product revenue includes the sale of replacement parts, service and support offerings, and upgrades to our installed base of light sources and display products.

Total revenue, compared to the same period in the prior year, increased due primarily to demand for our installed base products. The average selling price of our DUV light sources decreased due to the change in the DUV product mix of light sources sold when compared to the same period in the prior year. Our installed base product revenue increased primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light sources by chipmaker customers, and a higher percentage of those pulses generated by ArF light sources.

Sales to ASML, Hynix, Nikon and Samsung amounted to 22, 11%, 14% and 12%, respectively, of total revenue for the quarter ended September 30, 2012, and 29%, 9%, 9% and 12%, respectively, of total revenue for the quarter ended September 30, 2011.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended September 30,		Growth/Decline
	2012	2011	Dollars	Percent
United States	$42,013	$50,274	$(8,261)	(16%)
South Korea	26,094	24,306	1,788	7%
Japan	28,128	21,376	6,752	32%
Taiwan	16,021	13,629	2,392	18%
Other Asia (China and Singapore)	12,148	9,373	2,775	30%
Europe	7,074	9,740	(2,666)	(27%)

Total revenue	$131,478	$128,698	$2,780	2%

Sales generated from the United States include sales of light sources to ASML, located in the Netherlands, as transfer of title occurs in the United States. We anticipate that international sales will continue to account for a significant portion of our sales.

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

Our backlog for DUV light sources and replacement parts at September 30, 2012 was $50.3 million compared to $53.8 million at September 30, 2011. DUV bookings for the quarter ended September 30, 2012 and 2011 were $112.4 million and $123.2 million, respectively. The DUV book-to-bill ratio for the quarter ended September 30, 2012 was 0.86 compared to 0.97 for the quarter ended September 30, 2011. The decrease in our backlog, bookings and book-to-bill year over year primarily reflects decreased demand for our DUV systems.

We also had a backlog of $17.3 million for silicon crystallization tools at September 30, 2012. Revenue will be recorded for these tools when customer acceptance has occurred.

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

The cost of revenue decreased to $59.7 million for the quarter ended September 30, 2012 from $63.6 million for the same period in the prior year. Gross profit increased to $71.8 million with a 54.6% gross margin for the quarter ended September 30, 2012 from $65.1 million with a 50.6% gross margin for the same period in the prior year. The increase in gross margin over prior year was due primarily to a decrease in costs associated with our installed base products, offset partially by an increase in warranty expenses. Included in cost of revenue was $1.6 million and $680,000 for the quarters ended September 30, 2012 and 2011, respectively, for our display products segment.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 30.8% to $46.1 million for the quarter ended September 30, 2012 from $35.2 million for the same period in the prior year primarily due to increased investment in EUV source development. In addition, research and development expenses included $4.1 million and $3.2 million for the quarters ended September 30, 2012 and 2011, respectively, for our display products segment. As a percentage of total revenue, research and development expenses increased to 35.1% for the quarter ended September 30, 2012 from 27.4% for the same period in the prior year.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses decreased 3.7% to $6.0 million for the quarter ended September 30, 2012 from $6.2 million for the same period in 2011. The decrease in sales and marketing expenses primarily reflects decreased employee related costs compared to the same period in the prior year. Included in sales and marketing expenses were $468,000 and $503,000 for the quarters ended September 30, 2012 and 2011, respectively, for our display products segment. As a percentage of total revenue, sales and marketing decreased to 4.5% for the quarter ended September 30, 2012 compared to 4.8% for same period in the prior year.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 4.6% to $10.7 million for the quarter ended September 30, 2012 and $10.2 million for the same period in the prior year due primarily to increased employee related costs due to increased headcount. Included in general and administrative expenses were $213,000 and $231,000 for the quarters ended September 30, 2012 and 2011, respectively, for our display products segment. As a percentage of total revenue, general and administrative expenses increased to 8.1% for the quarter ended September 30, 2012 compared to 8.0% for the same period in the prior year.

Other (expense) income. Other (expense) income consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense was $273,000 for the quarter ended September 30, 2012 compared to other expense of $12,000 for the same period in the prior year due primarily to foreign currency exchange losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar.

Income tax expense (benefit). Income tax benefit of $1.1 million and income tax expense of $2.1 million reflect effective tax rates of (12)% and 16% for the three months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the quarter ended September 30, 2012 was due primarily to tax benefits related to write-offs of investments in a foreign subsidiary and an increase in state research and development credits, offset partially by a reduction in the benefits recognized for the U.S. research and development tax credit and U.S. manufacturing deductions. Our effective tax rate for the three months ended September 30, 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs.

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

Nine Months Ended September 30, 2012 and 2011

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Nine Months Ended
	September 30,		Growth/Decline
	2012	2011	$/Units	Percent
DUV:
Light sources revenue	$122,996	$172,214	$(49,218)	(29%)

Light source units sold	89	122	(33)	(27%)

Light sources average selling price (1)	$1,434	$1,447	$(13)	(1%)

EUV:
Light sources revenue	$23,125	$—	$23,125

Light source units sold	3	—	3

Light sources average selling price (1)	$7,708	$—	$7,708

Display Products:
Silicon crystallization tools revenue	$6,658	$2,775	$3,883	140%

Silicon crystallization tools sold	1	1	—	0%

Silicon crystallization tools average selling price (1)	$6,746	$2,775	$3,971	143%

Installed base product revenue (2)	$278,509	$266,342	$12,167	5%

Total revenue	$431,288	$441,331	$(10,043)	(2%)

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we exclude the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.
(2)	Installed base product revenue includes the sale of replacement parts, service and support offerings, and upgrades to our installed base of light sources and display products.

Total revenue decreased primarily due to reduced demand for DUV light sources as chipmakers continue to assess their capital investment needs, offset partially by increased demand for our installed based products. Additionally, we received customer acceptance and recorded revenue for three EUV 3100 sources during the nine months of 2012. The average selling price of our DUV light source systems remained relatively flat when compared to the same period in the prior year. Our installed base product revenue increased when compared to the same period in the prior year primarily due to the continued customer adoption of our OnPulse product, an increase in pulse utilization of our light source systems by chipmaker customers, and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded display product revenue during the nine months ended September 30, 2012 and 2011 as a result of customer acceptance of our silicon crystallization tools.

Sales to ASML, Hynix, Nikon and Samsung amounted to 27%, 10%, 12% and 11%, respectively, of total revenue for the nine months ended September 30, 2012, and 36%, 8%, 10% and 10%, respectively, of total revenue for the same period in 2011.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Nine Months Ended September 30,		Growth/Decline
	2012	2011	Dollars	Percent
United States	$159,915	$200,537	$(40,622)	(20%)
South Korea	76,252	69,608	6,644	10%
Japan	83,629	71,423	12,206	17%
Taiwan	46,778	44,054	2,724	6%
Other Asia (China and Singapore)	43,053	30,381	12,672	42%
Europe	21,661	25,328	(3,667)	(14%)

Total revenue	$431,288	$441,331	$(10,043)	(2%)

Sales generated from the United States include sales of light sources to ASML, located in the Netherlands, as transfer of title occurs in the United States. We anticipate that international sales will continue to account for a significant portion of our revenue.

Cost of revenues. The cost of revenues decreased 3.5% to $205.2 million for the nine months ended September 30, 2012 from $212.6 million for the same period in 2011. Gross profit decreased to $226.1 million with a 52.4% gross margin for the nine months ended September 30, 2012 from $228.8 million with a 51.8% gross margin for the same period in 2011. The decrease in gross profit from period to period was primarily due to the lower level of DUV light source system sales for the nine months ended September 30, 2012. The increase in gross margin was due primarily to lower costs associated with our installed base products and decreases in warranty, offset by the sale of three EUV sources at a low gross margin and an increase in freight expenses. Included in cost of revenue were $7.8 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively, for our display products segment.

Research and development. Research and development expenses increased 48.4% to $138.7 million for the nine months ended September 30, 2012 from $93.5 million for the same period in 2011. This increase was primarily due to our increased investment in EUV source development, including increases in headcount when compared to the same period in the prior year. In addition, research and development expenses included $11.3 million and $9.7 million for the nine months ended September 30, 2012 and 2011, respectively, for our display products segment. As a percentage of total revenues, research and development expenses increased to 32.1% for the nine months ended September 30, 2012 from 21.2% for the same period in 2011.

Sales and marketing. Sales and marketing expenses increased 3.9% to $18.9 million for the nine months ended September 30, 2012 from $18.2 million for the same period in 2011. The increase in sales and marketing expenses primarily reflects increased employee related costs and outside services costs compared to the same period in the prior year. Included in sales and marketing expenses were $1.4 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively, for our display products segment. As a percentage of total revenues, sales and marketing increased to 4.4% for the nine months ended September 30, 2012 compared to 4.1% for the same period in 2011.

General and administrative. General and administrative expenses remained relatively stable at $31.5 million and $31.1 million for the nine months ended September 30, 2012 and 2011, respectively. Included in general and administrative expenses were $622,000 and $793,000 for of the nine months ended September 30, 2012 and 2011, respectively, for our display products segment. As a percentage of total revenues, general and administrative expenses decreased to 7.3% for the nine months ended September 30, 2012 compared to 7.0% for the nine months ended September 30, 2011.

Other (expense) income. Other expense was $369,000 for the nine months ended September 30, 2012 compared to other income of $821,000 for the same period in 2011 due primarily to foreign currency exchange losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar.

Income tax (benefit) expense. Income tax benefit of $4.4 million and income tax expense of $19.0 million reflect effective tax rates of (12%) and 22% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2012 was due primarily to tax benefits related to write-offs of investments in a foreign subsidiary and an increase in state research and development credits, offset partially by a reduction in the benefits recognized for the U.S. research and development tax credit and U.S. manufacturing deductions. Our effective tax rate for the nine months ended September 30, 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. If the credit is reinstated, the tax benefit from the credit will be recognized in the quarter the reinstatement occurs. Additionally, during the nine months ended September 30, 2012, we recorded as a discrete item a decrease in income tax expense of $878,000 related to the successful appeal of a U.S. tax audit. During the nine months ended September 30, 2011, we recorded as a discrete item a decrease in income tax expense of $3.7 million for a reduction in our net unrecognized tax benefits due to the expiration of a foreign statute of limitations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012 we had $305.1 million in cash and cash equivalents, short-term investments and long-term investments (total cash and investments) compared to $323.6 million at December 31, 2011. This decrease is due primarily from cash flows generated by our investing activities, primarily acquisition of property plant and equipment. A summary of cash provided by or used in operating, investing and financing activities were as follows during the nine months ended September 30, 2012 (in thousands):

Nine Months Ended September 30, 2012
Net cash provided by operating activities	$18,300
Net cash used in investing activities	(40,334)
Net cash provided by financing activities	6,907
Effect of exchange rate changes on cash and cash equivalents	171

Net decrease in cash and cash equivalents	$(14,956)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and changes in components of working capital. Changes in assets and liabilities as of September 30, 2012 compared to December 31, 2011 included the following:

•	Inventories increased $65.6 million primarily due to increases in EUV and display products materials, as well as increases in spare parts inventory to support our installed based products;

•	Other assets increased $17.3 million due to prepayments for EUV materials, various deposits for contract renewals and growth in income taxes receivable;

•	Other liabilities decreased $16.3 million due primarily to the payout of our 2011 variable cash compensation program and income taxes paid during the first half of 2012; and

•	Deferred revenue increased $31.6 million due primarily to deposits received for EUV sources.

Investing Activities

The primary use of cash in investing activities during the nine months ended September 30, 2012 are capital expenditures of $41.6 million related primarily to our investment in EUV source development.

Financing Activities

The primary sources of cash provided by financing activities during the nine months ended September 30, 2012 are $7.5 million of proceeds from the exercise of employee stock options and $2.6 million of excess tax benefits related to the stock option exercises. The sources of cash were offset partially by $3.0 million of install payments related to our acquisition of eDiag in 2011.

Prospective Capital Needs

We require substantial resources to fund the operations of our business, and in particular to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in 2012 to be approximately $65.0 million to $75.0 million, a significant portion of which will relate to purchases of equipment and facility improvements associated with development and manufacturing of our EUV sources and equipment to support our installed base product offerings. In addition, we require resources to fund our normal operations.

We believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, including EUV and silicon crystallization tools, for at least the next 12 months. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. At September 30, 2012, we have approximately $39.0 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the nine months ended September 30, 2012, we had no purchases under this program and $57.8 million remains available for share repurchases under this program. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

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

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us.

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

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other comprehensive income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). We can also experience ineffectiveness if the expected date of a hedged transaction is delayed beyond the maturity date of the cash flow hedge. In such an instance, the asset or liability value of a cash flow hedge is larger than the liability or asset value of the hedged transaction on a net present value basis, rendering the surplus amount ineffective which we record to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying consolidated statements of operations contain immaterial gains and losses due to time value differences. The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an increase to income before income taxes of approximately $2.4 million and $140,000 at September 30, 2012 and 2011, respectively. These changes at September 30, 2012 and 2011 are after consideration of the offsetting effect of approximately $17.0 million and $10.4 million, respectively, from forward exchange contracts in place at that time. These reasonably possible changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At September 30, 2012, we had outstanding forward contracts to buy $41.0 million in exchange for South Korean Won, $35.5 million in exchange for Taiwanese Dollars and to sell $12.0 million in exchange for Japanese Yen and $65.7 million in exchange for Euros. These contracts expire on various dates through February 2014. The fair value of all our forward contracts totaled a liability of $1.2 million at September 30, 2012. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $1.2 million as of September 30, 2012.

INVESTMENT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of September 30, 2012 would decrease by $1.1 million.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO THE MERGER WITH ASML

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our future business and financial results and our stock price.*

Completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by the Company’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of certain consents and approvals from competition regulators in other jurisdictions, (iv) CFIUS approval, (v) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, (vi) the registration statement on Form F-4 used to register the ASML Shares to be issued as consideration for the Merger having been declared effective by the Securities Exchange Commission, and (vii) the listing of the ASML Shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the merger, or in the event the proposed merger is not completed or delayed for any other reason, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed merger may require substantial commitments of their time and resources;

•	we may lose key employees;

•

our relationships with customers, partners and suppliers may be harmed as a result of the merger as well as uncertainties with regard to the combined company’s plans with respect to our products, employees and business;

•	we have agreed to restrict certain of our activities pending the consummation of the Merger; and

•	certain costs related to the proposed merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed merger is completed.

Our stock price may also fluctuate significantly based on announcements by ASML and other third-parties or us regarding the proposed merger, or based on market perceptions of the likelihood of us obtaining stockholder approval of the merger. Such announcements may lead to perceptions in the market that the merger may not be completed, which could cause our stock price to fluctuate or decline. In addition, if the Merger Agreement is terminated our stock price could decline significantly.

Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the merger does not close.

We cannot be sure of the market value of the Merger consideration that our stockholders will receive as a result of the announced Merger with ASML.*

Upon completion of the Merger, each share of our common stock will be converted into $20.00 in cash plus 1.1502 ASML ordinary shares. The market value of the Merger consideration will vary from the closing price of ASML ordinary shares on the date we announced the Merger, on the date that the proxy statement/prospectus relating to the Merger is mailed to our stockholders, on the date of the special meeting of the our stockholders to adopt the Merger Agreement and on the date we complete the Merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our and ASML’s control.

Any change in the market price of ASML ordinary shares prior to completion of the Merger will affect the market value of the Merger consideration that our stockholders will receive upon completion of the Merger, and there will be no adjustment to the Merger consideration for changes in the market price of either ASML ordinary shares or shares of our common stock.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of Cymer.*

The Merger Agreement contains “no solicitation” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third-party proposals for the acquisition of our common stock or assets. In addition, ASML has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the Board of Directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we may be required to pay ASML a termination fee of $75.0 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the $75.0 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.*

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally. These interests include:

•

some of our executives who are parties to change in control agreements with us may become entitled to receive severance benefits, including vesting of their unvested equity, upon or after the closing of the merger in the event of their qualified termination of employment;

•	equity awards held by our outside directors that are unvested at the closing of the Merger will accelerate upon the closing of the Merger; and

•

certain of our executive officers may enter into employment agreements with ASML or the surviving corporation that would provide for continued employment, and payments and benefits, to these executives following the Merger.

Our Board of Directors was aware of these interests at the time it approved the Merger and the transactions contemplated by the Merger Agreement. These interests may cause our directors and executive officers to view the Merger proposal differently and more favorably than our shareholders may view it.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

As of September 30, 2012, we have shipped, received customer acceptance and recorded revenue for six EUV 3100 pilot sources. We also received orders for our next generation EUV 3300 sources. We currently record revenue associated with EUV sources when customer acceptance is received equal to amounts that are fixed and determinable at the date of acceptance.

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

	Nine Months Ended September 30,
	2012	2011
ASML	27%	36%
Hynix	10%	8%
Nikon	12%	10%
Samsung	11%	10%

Total	60%	64%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	September 30, 2012	December 31, 2011
ASML	14%	22%
Hynix	13%	13%
Nikon	11%	15%
Samsung	5%	5%

Total	43%	55%

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

We could fail to penetrate the display market and may not achieve profitability in our display products operating segment.*

Our display products operating segment develops, integrates, markets and supports silicon crystallization tools used in the manufacture of different types of displays, including high-resolution LTPS-LCD and OLED displays. The manufacture of silicon crystallization tools is a new market for us and involves numerous risks. The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of high-resolution LTPS-LCD and OLED manufacturers and the concentrated nature of high-resolution LTPS-LCD and OLED end-use applications.

We may not experience sufficient demand for silicon crystallization tools for high-resolution LTPS-LCD and OLED processing in the manufacture of displays. We have received orders for and shipped five silicon crystallization tools. We have received customer acceptance and recorded revenue for four of these tools, and will record revenue on the fifth tool when customer acceptance is received. We currently do not have any open orders for silicon crystallization tools. If future tools do not meet customer specifications or the customers decide not to place follow-on orders for additional tools, we may experience damage to our reputation among manufacturers of high-resolution LTPS-LCD and OLED fabrication systems and there is no guarantee that we will be able to materially penetrate this market or ever achieve profitability in our display products operating segment. To the extent the display products operating segment is unable to achieve profitability, or we are obligated to provide increasing financial resources to support our silicon crystallization tool operations, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

Currently, eleven of our international employees are members of a labor union; however, none of our United States employees are members of a labor union. If a greater number of our employees decide to join a union, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, any of which could have a material adverse effect on our business, financial condition and operating results.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights. These types of claims could seriously harm our business or require us to incur significant costs.*

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to our light source systems and silicon crystallization tool. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2031, and patents related to our silicon crystallization tools will expire at various times through 2029.

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

Our worldwide income tax provisions and other tax accruals may be insufficient if any taxing authorities assume taxing positions that are contrary to our positions and those contrary positions are sustained.*

We are subject to taxation in the United States and in various states and foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and for our accruals for state, federal and international income taxes together with transaction taxes such as sales tax, value added tax, and goods and services tax. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Although we believe that our approach to determining our worldwide income tax provisions and other tax accruals is consistent with prevailing legislative interpretation, no assurance can be given that the final tax authority review of these matters will agree with our determinations. Such differences could have a material effect on our income tax provisions or benefits, or other tax accruals, in the period in which such determination is made, and consequently, on our results of operations for such period.

From time to time, we are audited by various state, federal and tax authorities of the countries in which we operate. Our tax years 2009 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions. Several of our subsidiaries are currently under audit or appeal. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

As of September 30, 2012, we have $39.0 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

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

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.*

Changing regulatory requirements for corporate governance and public disclosure including SEC regulations, NASDAQ Stock Market rules, and the Financial Accounting Standards Board’s accounting standards requirements and the expected future requirement to transition to or converge with international financial reporting standards are creating uncertainty and additional complexities for publicly held companies such as ours. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. On August 22, 2012 the SEC adopted new requirements under the Dodd-Frank Act for companies that use certain minerals and metals known as conflict minerals in their products, whether or not these products are manufactured by third parties. These requirements will require companies to annually assess whether a conflict mineral is necessary to the functionality or production of any of their products. If so, companies must perform due diligence, disclose in SEC filings and prepare specific reports regarding whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Many foreign government standards and regulations apply to our products and these standards and regulations are frequently being amended. Although we intend to meet all foreign standards and regulations, our products may not comply with all of them. Further, it might not be cost effective for us to redesign our products to comply with these foreign government standards and regulations. If we are unable to design products to fully comply with foreign standards, a failure to comply could have a material adverse effect on our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the third quarter of 2012, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at September 30, 2012. The program does not have a fixed expiration date and may be discontinued at any time. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(a) None.

(b) There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. Exhibits

2.1	Agreement and Plan of Merger among Cymer, Inc., ASML Holding N.V., ASML US Inc., Kona Acquisition Company, Inc. and Kona Technologies, LLC dated as of October 16, 2012 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 17, 2012).

3.1	Bylaws of Cymer, Inc., as amended and restated. †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. †

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. †

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. †

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CYMER, INC.

Date: October 26, 2012	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)