Form 10-K
period 2012-12-31
CYMER INC
filed 2013-02-15
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $58.95 for shares of the registrant’s common stock on June 30, 2012 as reported on the NASDAQ Global Select Market, was 1,478,406,166. The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose. As of February 7, 2013, there were 31,437,880 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

CYMER, INC.

2012 Annual Report on Form 10-K

i

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to: references to the Merger (as defined below) between Cymer and ASML Holding N.V. (“ASML”); the outlook for the semiconductor industry and us; expected timelines for the adoption of new photolithography and extreme ultraviolet technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; the development and intended commercialization of our extreme ultraviolet sources, expected charges in the first quarter of 2013 and potential refunds of customer deposits related to the discontinuance of new product development in our display products business; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products. These statements also may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. Forward-looking statements are predictions based on current information and our expectations, and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, the possibility that (1) Cymer and ASML may be unable to obtain the regulatory approvals required in connection with the Merger or may be required to accept conditions that could reduce the anticipated benefits of the Merger as a condition to obtaining regulatory approvals; (2) the length of time necessary to consummate the Merger may be longer than anticipated; (3) problems may arise in successfully integrating the businesses of Cymer and ASML; (4) the Merger may involve unexpected costs; (5) the businesses may suffer as a result of uncertainty surrounding the Merger; (6) the industry may be subject to future risks that are described in Securities and Exchange Commission (“SEC”) reports filed by Cymer and ASML; and (7) those contained under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements herein speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence means that actual events are bearing out as expressed or implied in such forward-looking statements.

Cymer, XLR, XLA, XL, OnPulse, SmartPulse, and all other Cymer product or service names used herein, are either registered trademarks or trademarks of Cymer, Inc. Other marks mentioned herein, if any, are the property of their respective holders.

PART I

Item 1.	Business

The Company

We are the world’s leading supplier of light sources used in the photolithography process for semiconductor, or chip manufacturing. We provide state-of-the-art light sources designed to help enable the performance of leading edge wafer steppers and wafer scanners built by lithography tool manufacturers. We currently supply deep ultraviolet (“DUV”) light sources to our lithography tool manufacturer customers, ASML, Canon, Inc. (“Canon”) and Nikon, Corp. (“Nikon”), who integrate our light source into their wafer steppers and scanners which they then provide to chipmakers. We provide installed base products in support of our chipmaker customers, who use our light sources in their advanced wafer patterning production processes. In addition, we provide comprehensive support products for our installed base of light sources to the lithography tool manufacturers as well as directly to chipmakers, which include all of the world’s largest semiconductor manufacturers. Our light sources constitute a substantial majority of all DUV light sources incorporated in lithography stepper and scanner tools at chipmakers worldwide. As a result, the majority of consumer electronics devices manufactured in the last several years contain a semiconductor manufactured using our light sources. We are continuing to invest in the development of extreme ultraviolet sources (“EUV”) for chip manufacturing. Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; however, we have received customer acceptance from ASML and recorded revenue for six of our EUV 3100 pilot sources to date. We have also received multiple orders from ASML for our next generation EUV 3300 sources and are working closely with ASML on the development of these sources.

Our display products operating segment developed, integrated, marketed and supported silicon crystallization tools used in the manufacture of different types of displays, including high-resolution low temperature poly-silicon liquid crystal displays (“LTPS – LCD”) and organic light emitting diode (“OLED”) displays. On January 28, 2013, we decided to discontinue new product development in our display products business. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Cymer, Inc. was incorporated in California in 1986 and reincorporated in Nevada on July 12, 1996. Our headquarters is in San Diego, California, where we design, develop and manufacture our light sources and the majority of our replacement parts. To provide better support to our customers located outside of the United States, we maintain a replacement parts refurbishment facility and field service office in South Korea, and field service and support offices in China, Japan, the Netherlands, Singapore and Taiwan. We also maintain a field service office in the United States to support our installed base of light sources located at our United States-based chipmaker customers.

Merger with ASML

On October 16, 2012, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) ASML, (ii) solely for purposes of Article II, Article IV, Article VI and Article X, ASML US Inc., a Delaware corporation and an indirect wholly owned subsidiary of ASML (“Holdco”), and Kona Technologies, LLC, a Nevada limited liability company and a wholly owned subsidiary of Holdco (“Merger Sub 2”), (iii) Kona Acquisition Company, Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and (iv) the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, and immediately thereafter, the Company will be merged with and into Merger Sub 2. References in this Annual Report on Form 10-K to the “Merger” should, unless the context otherwise requires, be read to mean the merger of Merger Sub into the Company and the merger of the Company into Merger Sub 2, as part of an integrated plan.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ordinary shares, nominal value EUR 0.09 per share, of ASML (“ASML ordinary shares”).

On February 5, 2013, a special meeting of our stockholders (the “Special Meeting”) was held. At the Special Meeting, our stockholders approved the proposal to approve the Merger Agreement.

Completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) receipt of certain consents and approvals from competition regulators in other jurisdictions, (iii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iv) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

We anticipate that the Merger will close in the first half of 2013.

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas where we operate is contained in Note 15 “Segment and Geographic Information” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Products and Support

Our products include DUV and EUV photolithography light sources, and installed base products designed to cost-effectively deliver high levels of performance, availability, and reliability to enable our customers to achieve their production goals.

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

Chipmaker demand for EUV light sources continues to be strong, as we believe EUV technology is the best path toward enabling Moore’s Law and scaling of semiconductors with features 22 nm wide or smaller. We have accelerated our rate of EUV source development, and are continuing to increase our investment in development resources, manufacturing capacity, and field support to fulfill EUV source demand.

Our Laser-Produced Plasma (“LPP”) EUV light source is designed to provide scalable power that enables high volume manufacturing. Our LPP EUV source system consists of a high power, high repetition rate pulsed carbon dioxide laser, a beam delivery system, and a plasma vacuum vessel. The plasma vacuum vessel is complete with a droplet generator and collector, debris mitigation, and in-situ metrology to measure, monitor and control the system operation. The 13.5 nm wavelength is produced when a carbon dioxide laser pulse strikes small droplets of elemental tin in the plasma chamber. The laser heats the droplet of tin to the point of evaporation and super-heating to critical temperature, then the atoms shed their electrons and become highly ionized (i.e. a plasma). This causes the excited tin ions (the plasma) to emit light which is collected by a highly reflective mirror. The mirror reflects and directs the resulting 13.5 nm wavelength energy and focuses it through an aperture and into the lithography system. The plasma chamber of the EUV source is directly coupled to the scanner system’s vacuum chamber inside the scanner enclosure, requiring close coordination between the designs of our EUV source and the scanner produced by the lithography tool manufacturer. We are working closely with ASML, a lithography tool manufacturer and current customer for our EUV sources, and our key suppliers to drive execution to our power and performance roadmap. Our EUV sources are still under development and not yet capable of supporting the commercial production of integrated circuits; however, we have received customer acceptance from ASML and recorded revenue for six of our EUV 3100 pilot sources. We have also received multiple orders from ASML for our next generation EUV 3300 sources.

Revenues generated from sales of DUV light sources were approximately $137.2 million, $208.3 million and $191.6 million for 2012, 2011 and 2010, respectively. Revenues from sales of EUV sources were approximately $23.1 and $22.3 million for 2012 and 2011, respectively. No revenue was generated from sales of EUV sources in 2010.

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

ELS 7010—248 nm KrF Dry Light Sources. We have been providing KrF light sources for volume chip production since 1996, when chipmakers required the adoption of DUV light sources in their fabs. Over the years, we have developed and sold a variety of increasingly powerful and productive KrF light sources. The 7000 Series is the first series that was designed and built on a common platform, enabling chipmakers to easily utilize the 193 nm wavelength produced by ArF and the 248 nm wavelength produced by KrF within the manufacturing environment. This “ease of use” feature was very important at the time because chipmakers were introducing ArF production into their fabs and the common platform simplified the introduction of this new technology. With a 4 kHz repetition rate and high output power, the 7000 Series provides our chipmaker customers with high wafer throughput and lower cost of operation by reason of advanced design and materials, and delivers a high level of tool availability to enable manufacturing efficiency and flexibility. Our bestselling light source of the series, the ELS-7010, is still in demand as chipmakers continue to prefer the higher power and narrower bandwidth offered by this system. In 2010, we introduced the ELS-7010x which allows customers to easily adjust power from 30 watts to 50 watts based on the changing wafer design requirements and production needs.

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

Revenues generated from contracts and service agreements were approximately $325.0 million, $280.8 million and $225.1 million for 2012, 2011 and 2010, respectively.

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

Revenues generated from sales of replacement parts and refurbishment activities, including the receipt of reusable material contained within consumed assemblies returned from our customers, were approximately $46.6 million, $80.0 million and $113.5 million for 2012, 2011 and 2010, respectively.

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

Sales to ASML, Nikon, SK Hynix, Limited and Samsung Electronics, Co. accounted for 23%, 13%, 11% and 11%, respectively, of total revenue in 2012. We expect that sales of our light source and other related products to these four customers will continue to account for a substantial portion of our revenue in the foreseeable future. Additionally, all of our revenue and orders for EUV sources are from ASML. The loss of any significant business from or production problems for any one of these customers would harm our business and financial condition. We believe there is limited credit risk exposure for us with these companies as they continue to demonstrate sound credit worthiness. However, our ability to generate future revenue from them is dependent on their ongoing financial condition and liquidity.

Backlog

We base our light source production schedule upon order backlog as well as informal customer forecasts. Our backlog includes only those orders for light sources and replacement parts for which we have accepted a purchase order from a customer, and that will be delivered to the customer within the following twelve months. Our backlog does not include installed base products, service or support which will be provided to our customers in the future or under contracts. Timing of delivery can be affected by many factors, including factors that cannot be easily predicted or controlled. Because it is the practice in our industry that customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2012, we had a DUV backlog, which includes light sources and replacement parts, of approximately $40.2 million compared with a DUV backlog of $48.2 million at December 31, 2011. We do not include the orders from ASML for EUV 3300 sources in our backlog.

Manufacturing

Our manufacturing activities, which consist of material management, assembly, integration and testing, are performed at our San Diego, California facility. This facility includes approximately 43,181 square feet of Class 10,000 cleanroom manufacturing and test space. Our San Diego facility supports our EUV research, development and commercial production efforts. To better leverage our own resources, capitalize on the expertise of our key suppliers and respond more efficiently to our customers’ needs, we outsource the manufacture of many modules and subassemblies of our light sources. The modular design of our light source products enables this manufacturing outsourcing strategy with substantially all manufacturing of nonproprietary subassemblies currently contracted to third-party suppliers. As a result, we are increasingly dependent upon these contract suppliers to meet our manufacturing schedules. We believe the highly outsourced content and design of our products allows for reduced manufacturing cycle times and increased output per employee. To improve current production efficiencies, control costs, and manage overall manufacturing capacity, we intend to continue training manufacturing personnel, improving our assembly and test processes to further reduce cycle time, investing in additional manufacturing tooling and further developing our supplier management and engineering capabilities.

In addition to our manufacturing facility in San Diego, we have a facility in South Korea that refurbishes discharge chambers for light sources installed in South Korea and the Asia-Pacific region. This facility includes 3,229 square feet of Class 10,000 cleanroom manufacturing space.

We purchase a limited number of components and subassemblies included in our light sources and installed base products from a single supplier or a small group of suppliers. To reduce the risk associated with these suppliers, we have supply agreements in place and carry strategic inventories of these components. Strategic inventories are managed as a percentage of anticipated future demand. Whenever possible, we work with secondary suppliers to qualify additional sources of supply. In some cases, we procure components through distributors with access to multiple suppliers to minimize the risk of single-sourced components. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule and quality standards. Some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and are subject to the same risks and uncertainties as we are regarding their ability to respond to changing market and global conditions. To date we have been able to obtain adequate components and subassemblies for our light sources and installed base products in a timely manner from existing suppliers.

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

Support Services

We warrant our products against defects in design, materials, and workmanship. After a customer takes delivery of one of our new light sources, we provide product warranty support for the duration of the warranty. We also include a parts warranty on all replacements parts sold to our customers. The warranty coverage period varies by the type of part, since some part types include time-based warranty periods and others include usage-based warranty periods. We may offer a comprehensive contract to continue providing replacement products and support. We believe our success depends on enabling our customers to realize the highest possible return on their investment in our light sources. We provide our customers with on-site support at their facilities. Prior to shipment, our support personnel typically assist with customer site preparation and inspection. We also provide our customers with comprehensive information regarding product operation, maintenance, service, diagnostics and safety.

Our field engineers and technical support specialists provide field maintenance and front-line technical support for our customers from our San Diego headquarters, from our field offices located throughout the United States, and from our field offices located in China, Japan, South Korea, the Netherlands, Singapore, and Taiwan. To ensure that our customers receive replacement parts quickly and maintain the optimal level of productivity in their fabs, we maintain spares inventory at each of our field depot facilities per our customer support program. As our installed base of light sources grows, we believe it is critical that replacement parts, as well as our own logistics support organization, are available for quick response to the demands of our customers.

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

We have historically devoted a significant portion of our financial resources to research and development, and intend to continue to maintain a strategic investment in our product research and development activities in connection with our development of new products. Research and development expenses for 2012, 2011 and 2010 were $187.7 million, $130.6 million and $89.2 million, respectively.

Patent and Other Property Rights

We seek to protect our intellectual property rights in a number of ways, one of which is to obtain patent protection for our technology. As of December 31, 2012, we own a number of United States and foreign patents covering certain aspects of technology related to light sources, piezoelectric techniques and silicon crystallization tools. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2031.

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

Employees

As of December 31, 2012, we employed approximately 1,100 regular and 140 temporary persons worldwide. The substantial majority of our employees are not party to a collective bargaining agreement, although we have eleven employees in France, Italy and Belgium who are subject to a collective bargaining agreement. We have not experienced work stoppages and believe that our employee relations are good.

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

Available Information

Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through the Investor Relations section of our company’s website at http://www.cymer.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Additionally, we regularly post copies of our press releases as well as additional information about us on our website. Interested persons can subscribe to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information accessible through our website does not constitute a part of this report.

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

Executive Officers

Set forth below is certain information regarding our executive officers and their ages as of February 8, 2013.

Name	Age	Position
Robert P. Akins	61	Chairman of the Board and Chief Executive Officer
Edward J. Brown	55	President and Chief Operating Officer
Paul B. Bowman	56	Senior Vice President, Chief Financial Officer and Secretary
Karen K. McGinnis	46	Vice President, Corporate Controller and Chief Accounting Officer
Thomas J. Bondur	45	Vice President, Global Sales and Marketing

Robert P. Akins, co-founder, has served as our chairman and chief executive officer since our inception in 1986. He currently serves on the board of directors of KLA-Tencor Corporation and in an ex-officio role of Semiconductor Equipment and Materials International (SEMI). He is also a member of the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego (“UCSD”), and has served on the board of the UCSD Foundation. Mr. Akins received the SEMI North America Award for contributions to the field of DUV lithography, the outstanding alumnus award from UCSD, and the 2007 William W. Otterson Award, which is awarded to the San Diego company whose products have demonstrated the most significant positive impact on society. Mr. Akins received a bachelor’s degree in physics and literature, and a doctorate in applied physics from UCSD.

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

RISKS RELATED TO THE MERGER WITH ASML

The market price of ASML ordinary shares may decline following the completion of the Merger or during the period of time between the date of this Annual Report on Form 10-K and the date on which our stockholders are entitled to receive ASML ordinary shares pursuant to the Merger Agreement.

At the effective time of the Merger, each issued and outstanding share of our common stock will be converted into the right to receive fixed consideration consisting of a fixed number of ASML ordinary shares and the cash consideration and, in lieu of fractional shares, an amount in cash equal to the product obtained by multiplying (i) the average of the last reported sales price of ASML ordinary shares, as reported on NASDAQ, on each of the last five trading days ending on the third trading day immediately preceding the closing date by (ii) the fraction of an ASML ordinary share to which such holder would otherwise be entitled.

The stock consideration to be delivered to our stockholders under the Merger Agreement is fixed at 1.1502 ASML ordinary shares for each share of our common stock and will not be adjusted at any time to reflect changes in the market value of ASML ordinary shares.

The market price of ASML ordinary shares may decline at any time following the completion of the Merger if, among other reasons:

•	the synergies expected by ASML and the Company are not achieved;

•	the effect of the Merger on the financial results of ASML is not consistent with the expectations of financial analysts or investors;

•

ASML shareholders sell a significant number of ASML ordinary shares after consummation of the Merger, or our stockholders who receive ASML ordinary shares under the Merger Agreement sell a significant number of ASML ordinary shares in the open market; or

•	ASML’s financial results fail to meet the expectations of financial analysts or investors for any reason.

In addition, the market price of the ASML ordinary shares may fluctuate or decline during the period of time between the date of this Annual Report on Form 10-K and the date on which our stockholders entitled to receive ASML ordinary shares pursuant to the Merger Agreement actually receive ASML ordinary shares. These fluctuations may be caused by changes in the businesses, operations, results and prospects of either the Company or ASML, market expectations of the likelihood that the Merger will be completed and the timing of the completion, general market and economic conditions or other factors. The actual market value of the ASML ordinary shares, when received by our stockholders, will depend on the market value of those ASML ordinary shares on that date. This market value may be less than the value of the ASML ordinary shares at the time the Merger Agreement was signed or on the date of the Special Meeting.

The Company and ASML may be unable to obtain the regulatory approvals required to complete the Merger.

Under the HSR Act, the Merger may not be completed until notification and report forms have been filed with the U.S. Federal Trade Commission (the “FTC”), and the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”), and the applicable waiting period has expired or been terminated. The Company and ASML filed our respective notification and report forms under the HSR Act with the FTC and the Antitrust Division on November 9, 2012. Each party subsequently received a second request from the Antitrust Division in connection with the Merger. ASML and the Company are continuing to work with the Antitrust Division and working to comply promptly with these second requests.

At any time before or after the completion of the Merger, the Antitrust Division, the FTC, or a state attorney general could take any action under U.S. federal or state antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the Merger in federal court or seeking the divestiture of substantial assets of ASML, the Company, or our respective subsidiaries and affiliates. State attorneys general and private parties may also bring legal actions under U.S. federal or state antitrust laws under certain circumstances. There can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, of the result of the challenge.

Clearances and consents or the expiration or termination of applicable waiting periods under competition laws in Germany, Israel, Japan, South Korea, and Taiwan also are conditions to the Merger. On December 17, 2012, the required clearances were received under the competition laws in Germany. On February 13, 2013, the required clearances were received under the competition laws in Israel.

In addition, ASML and the Company have agreed that the Merger is also conditioned upon the favorable review of the Merger by the Committee on Foreign Investments in the United States (“CFIUS”). This condition was satisfied on January 3, 2013, when CFIUS notified the Company and ASML that there are no unresolved national security concerns with respect to the Merger, and that CFIUS review was therefore concluded.

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our future business and financial results and our stock price.

Completion of the Merger is subject to certain conditions, including, among others: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) receipt of certain consents and approvals from competition regulators in other jurisdictions, , (iii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iv) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the Merger is delayed for any other reason, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the Merger may require substantial commitments of their time and resources;

•	we may lose key employees;

•

our relationships with customers, partners and suppliers may be harmed as a result of the Merger as well as uncertainties with regard to the combined company’s plans with respect to our products, employees and business;

•	we have agreed to restrict certain of our activities pending the consummation of the Merger; and

•	certain costs related to the Merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the Merger is completed.

Our stock price may also fluctuate significantly based on announcements by ASML and other third-parties or us regarding the Merger, or based on market perceptions of the likelihood of us obtaining regulatory approval of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. In addition, if the Merger Agreement is terminated our stock price could decline significantly.

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

Our Board of Directors was aware of these interests at the time it approved the Merger and the transactions contemplated by the Merger Agreement. These interests may cause our directors and executive officers to view the Merger differently and more favorably than our shareholders may view it.

The Company and ASML will incur transaction and integration costs in connection with the Merger.

ASML and the Company have incurred, and expect to continue to incur, significant costs in connection with the Merger, including the fees of their respective professional advisors. ASML also will incur integration and restructuring costs following the completion of the Merger as our operations are integrated with ASML’s operations. The synergies anticipated to arise from the Merger may not be achieved in the near term or at all, and if achieved, may not be sufficient to offset the costs associated with the Merger. Unanticipated costs, or the failure to achieve expected synergies, may have an adverse impact on the results of operations of the combined company following the completion of the Merger.

Failure to timely complete the Merger could disrupt the Company’s and ASML’s business plans and operations.

Although we anticipate that the Merger will close in the first half of 2013, the transaction is subject to governmental regulatory approvals and other customary closing conditions. The Company’s and ASML’s inability to complete the Merger on the expected schedule likely would disrupt our respective operations and require us to revise our respective business plans, and otherwise could have a material adverse effect on each company’s business and on the trading price of ASML ordinary shares and our common stock. Moreover, if the Merger is not completed, we will be subject to several risks, including having to pay certain costs relating to the Merger and diverting the focus of our management team from pursuing other opportunities that could be beneficial to us, without realizing any of the benefits that might have resulted had the Merger been completed, which could have a material adverse effect on our business and on the trading price of our common stock.

ASML and the Company may not achieve the expected benefits of the transaction.

ASML and the Company entered into the Merger Agreement with the expectation that the transaction will result in various benefits, including with respect to the development of EUV technologies. Some of those benefits may not be achieved or, if achieved, may not be achieved in the time frame in which they are expected. Whether the combined company will actually realize these anticipated benefits depends on future events and circumstances, some of which are beyond the parties’ control. EUV sources are still under development, and it is not certain that the combined company will be able to introduce commercial EUV systems on time or at all. In addition, future growth in revenues, earnings and cash flow will be partly dependent on future economic conditions and conditions in the semiconductor industry. Also, the potential synergies that ASML and the Company anticipate, including the expectation that the Merger will make EUV development more efficient, may not be realized. In addition, other risk factors discussed below may prevent the achievement of the expected advantages of the Merger.

ASML’s inability to effectively integrate our business and operations with its own could disrupt its operations and force ASML to incur unanticipated costs.

ASML’s ability to integrate our operations with its own will be important to the future success of the combined company. Successful integration is subject to numerous factors beyond ASML’s control, including adverse general and regional economic conditions, general industry trends and competition. ASML’s future performance will depend, in part, on ASML’s ability to effectively integrate our operations with its own. The failure to do so could disrupt ASML’s ongoing business, force ASML to incur unanticipated costs and adversely affect the trading price of ASML ordinary shares. If ASML is unable to realize the anticipated benefits of the Merger due to its inability to address the challenges of integrating our business or for any other reason, it could have a material adverse effect on the combined company’s financial condition and results of operations and require significant additional time on the part of its senior management dedicated to attempting to resolve integration issues.

If ASML is unable to retain key Company and/or ASML personnel after the Merger is completed, ASML’s business may suffer.

The success of the Merger will depend in part on ASML’s ability to retain key personnel currently employed by ASML and the Company. There is no assurance that ASML will be able to retain key employees of either ASML or the Company after the Merger. Current and prospective employees of ASML and the Company may experience uncertainty about their future roles with their company until after the Merger is completed. This may adversely affect the ability of both companies to attract and retain key personnel. If key employees terminate their employment, or if insufficient numbers of employees are retained to maintain effective operations, management’s attention might be diverted from successfully integrating our operations to hiring suitable replacements, and ASML’s business might suffer. In addition, ASML might not be able to locate suitable replacements for any key employees that leave ASML or Cymer.

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

As of December 31, 2012, we have shipped, received customer acceptance and recorded revenue for six EUV 3100 pilot sources. We also received orders for our next generation EUV 3300 sources. We currently record revenue associated with EUV sources when customer acceptance is received equal to amounts that are fixed and determinable at the date of acceptance.

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

ASML and Nikon, two large companies that dominate the photolithography tool business and Hynix and Samsung, two of our chipmaker customers that purchase our installed base products, accounted for the following percentages of our revenue during the periods indicated:

	Years Ended December 31,
	2012	2011	2010
ASML	23%	35%	30%
Nikon	13%	11%	15%
Hynix	11%	8%	8%
Samsung	11%	10%	10%

Total	58%	64%	63%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	December 31,
	2012	2011
ASML	4%	22%
Nikon	15%	15%
Hynix	18%	13%
Samsung	6%	5%

Total	43%	55%

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

We purchase a limited number of components and subassemblies included in our light source systems and installed base products from a single supplier or a small group of suppliers. There may also be single source suppliers that we are not aware of for components of our purchased subassemblies. To reduce the risk associated with these suppliers, we have supply agreements in place and carry a strategic inventory of these components. Strategic inventories are managed as a percentage of future demand. In some cases, we procure components through distributors with access to multiple suppliers to minimize the risk of single-sourced components. In addition, we contract for the manufacture of various subassemblies of our products and depend on our contract manufacturers to deliver to our required specifications, schedule, and quality standards. Further, some of our suppliers have specialized in supplying equipment or manufacturing services to semiconductor equipment manufacturers and, therefore, are susceptible to industry fluctuations and subject to the same risks and uncertainties as we are regarding the ability to respond to changing market and global economic conditions. Because many of these suppliers reduce their workforce in an industry downturn and rehire in an upturn, they may not be able to meet our requirements or respond quickly enough as an upturn begins and gains momentum. Due to the nature of our product development requirements, these key suppliers must rapidly advance their own technologies and production capabilities in order to support the introduction schedule of our new products. These suppliers may not be able to provide new modules and subassemblies when they are needed to satisfy our manufacturing and delivery schedules. These suppliers may also be adversely affected by economic conditions, which could result in a lack of available capital and limit their ability to access such capital, if needed, to fund their operations. In addition, if we cannot purchase enough of these materials, components or subassemblies, or if these items do not meet our quality standards, there could be delays or reductions in our product shipments, which may have a material adverse effect on our business, operating results, financial condition and cash flows.

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

In the fourth quarter of 2012, in connection with the preparation of the year-end financial statements, we evaluated the demand for our display products. Based on this evaluation, we determined that the carrying value of assets in the display product business required adjustments consisting of a write-down to inventory of $48.2 million to properly reflect lower of cost or market and a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools. In addition, in the fourth quarter of 2012, we accrued expenses of $12.2 million relating to firm purchase commitments for inventory and research and development costs that will no longer be utilized. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have international subsidiaries that operate in foreign currencies. All of our international subsidiaries purchase inventory in U.S. Dollars from either our manufacturing facility in San Diego or from our South Korean subsidiary and, in many cases, resell these products to their customers in their local currency. In addition, we purchase certain inventory in Euros. We hedge the foreign currency risks associated with these intercompany transactions by entering into forward contracts. Although we enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures. Specifically, there is concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, as well as those of customers and suppliers.

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

In particular, there are a limited number of experts in DUV and EUV source technology, and we require highly skilled hardware and software engineers. Competition for qualified personnel is intense and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. We believe our future growth and operating results will depend on the following:

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

We believe our success and ability to compete depend in part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We own and have numerous patents pending in the United States and various foreign countries covering certain aspects of technology related to our light source systems. Patents related to our source technologies and piezoelectric techniques will expire at various times through 2031.

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

We review our amortizable intangible assets, which are primarily patents, and our property, plant and equipment, for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Goodwill is also tested for impairment at least annually and more often if certain triggering events or circumstances occur. Factors that may be considered to be a change in circumstances that would indicate the carrying value of our goodwill, amortizable intangible assets or property, plant and equipment may not be recoverable include reduced future cash flow estimates for our company, a decline in our stock price and market capitalization, slower growth rates in our industry and adverse global economic conditions. If, as a result of our impairment test, it is determined that our goodwill, amortizable intangible assets or property plant and equipment is impaired, we may be required to record a significant write down in our financial statements during the period in which such impairment is determined, which may have a material adverse effect on our operating results. For example, in the fourth quarter of 2012, lack of demand for our display products triggered an asset impairment test associated with our display products business. The impairment test resulted in a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

At December 31, 2012, we have $42.1 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

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

Various factors may significantly affect the market price and volatility of our common stock, including:

•	the market price of ASML stock;

•	regulatory approval of the Merger, which could effect the closing date of the Merger;

•	consummation of the Merger;

•	the cyclical nature of the semiconductor industry;

•	actual or anticipated fluctuations in our operating results, including our net income, revenue and product gross margins;

•	conditions and trends in lithography and other technology industries;

•	announcements of innovations in technology;

•	new products offered by us or our competitors;

•	developments of patents or proprietary rights;

•	changes in financial estimates by securities analysts;

•	global political, economic, and market conditions, including a recession or economic deterioration; and

•	failure to properly manage any single or combination of risk factors listed in this section.

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

We conduct our operations in both owned and leased properties. Our corporate headquarters and primary manufacturing facilities, as well as a leased warehouse facility, are located in San Diego, California. We also own a manufacturing facility in South Korea, where we refurbish our discharge chamber assemblies for certain models of our DUV light sources. Additionally, we lease several domestic and international field service offices. We believe that our facilities are adequate to meet the needs of our current business operations. At December 31, 2012, our principal leased and owned properties were as follows:

Location	Ownership	Square footage	Primary Usage/Status
San Diego, California (1)	Owned	265,000	Manufacturing and administrative offices
San Diego, California (1)	Owned	135,000	Corporate headquarters, engineering, research facilities
San Diego, California (2)	Leased	78,744	Warehouse facility
Pyongtaek-city, Kyonggi, Korea (3)	Owned	26,000	Manufacturing, sales and administrative
Santa Clara, California (2)	Leased	9,389	Field service and sales office
Hsin-Chu, Taiwan (2)	Leased	7,963	Field service and sales office
Kyunggi-do, Korea (1)	Owned	6,153	Data products engineering office
Gate City, Japan (2)	Leased	6,091	Field service and sales office
Pudong, Shanghai, China (2)	Leased	4,746	Field service and sales office
Singapore, Singapore (2)	Leased	3,315	Field service and sales office
Veldhoven, the Netherlands (2)	Leased	2,605	Field service and sales office

(1)	Building and land owned by us.
(2)	We lease our facilities under operating lease agreements and have lease terms that expire at various dates through 2017. Additional information regarding these operating leases is incorporated herein by reference to Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)	Building owned by us. Land leased through December 2020.

Item 3.	Legal Proceedings

Merger with ASML

On October 29, 2012, a putative shareholder class action complaint was filed against Cymer, the Cymer Board, ASML, Holdco, Merger Sub and Merger Sub 2 in the District Court of Clark County, Nevada, captioned Jerome v. Cymer, Inc. et al., Case No. A-12-671009-C (Eighth Judicial Dist. Clark County, Nevada), challenging the Merger and seeking, among other things, compensatory damages, attorneys’ and experts’ fees and injunctive relief concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the Merger. The plaintiff subsequently amended the complaint on November 28, 2012.

The lawsuit generally alleges, among other things, that the Merger Agreement was reached through an unfair process, that the merger consideration is inadequate, that the Merger Agreement unfairly caps the price of our common stock, that the Merger Agreement’s “no solicitation” provision and other deal protection devices have precluded other bidders from making successful competing offers for us, and that the preliminary proxy statement/prospectus filed in connection with the Merger contains material misstatements and/or omissions. The lawsuit alleges that ASML aided and abetted the alleged breaches of fiduciary duties.

On December 31, 2012, the parties entered into a memorandum of understanding to settle the lawsuit. While the defendants believe that the lawsuit is without merit, in order to eliminate the burden, expense and uncertainties inherent in further litigation, the defendants have agreed, as part of the memorandum of understanding and without admitting to the validity of any allegations made in the lawsuit, to make certain additional disclosure requested by the plaintiff in the proxy statement/prospectus filed in connection with the Merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including certain confirmatory discovery and court approval following notice to our stockholders. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (other than claims to enforce the settlement). In addition, the memorandum of understanding contemplates that, if the Merger is consummated and if the settlement is approved, Cymer or its successor shall be responsible for any attorneys’ fees of the plaintiff that may be awarded by the District Court of Clark County, Nevada. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the District Court of Clark County, Nevada will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

We do not expect the outcome of this lawsuit to have a material effect on our operating results, financial condition and cash flow.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “CYMI.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ Global Select Market.

	2012		2011
	High	Low	High	Low
First quarter	$53.00	$45.05	$57.60	$41.43
Second quarter	$58.95	$45.55	$58.19	$44.78
Third quarter	$62.40	$49.83	$51.66	$34.57
Fourth quarter	$90.43	$46.18	$51.13	$35.80

Registered Shareholders. On February 7, 2013, the closing sales price of our common stock on the NASDAQ Global Select Market was $103.04 and there were 147 registered holders of record as of that date.

Dividends. We have never declared or paid cash dividends on our common stock, and currently do not anticipate paying cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities. On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the fourth quarter of 2012, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at December 31, 2012. The program does not have a fixed expiration date and may be discontinued

at any time. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

Performance Measurement Comparison.

The following performance graph shows the five-year cumulative total stockholder return on our common stock assuming a $100 investment of our common stock at the closing price of $38.93 on December 31, 2007. This is compared with the cumulative total return of our common stock, the securities comprising the Nasdaq Composite Index, and the securities comprising the Philadelphia Semiconductor Index (the “PHLX Semiconductor Index”).

Each of the indices assumes reinvestment of dividends, if any. No dividends have been declared nor paid on our common stock. The performance shown in the graph is required by the SEC and represents past performance and should not be considered an indication of future performance of our common stock.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN *

Among Cymer, Inc., The NASDAQ Composite Index

And The PHLX Semiconductor Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Cymer, Inc.	$100.00	$56.28	$98.59	$115.77	$127.82	$232.29
NASDAQ Composite	$100.00	$60.02	$87.24	$103.08	$102.26	$120.41
PHLX Semiconductor Index	$100.00	$52.80	$91.08	$105.58	$94.65	$101.44

*	The material in this section is not “soliciting material” and is not deemed “filed” with the SEC. It is not to be incorporated by reference into any filing of Cymer, Inc. made under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate this section by reference.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our Consolidated Financial Statements in Part II, Item 8 of this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$538,625	$594,212	$534,209	$307,664	$459,010
Cost of revenue	252,549	289,076	261,442	171,250	240,768
Impairment of inventory and equipment and loss on purchase commitments	63,647	—	—	—	—

Gross profit	222,429	305,136	272,767	136,414	218,242

Operating expenses:
Research and development	187,693	130,638	89,193	65,809	95,229
Sales and marketing	23,734	25,126	22,656	16,603	23,713
General and administrative	51,697	41,793	39,802	27,569	36,180
Impairment of equipment and loss on purchase commitments	1,860	—	—	—	—
Restructuring	—	—	—	8,407	3,038

Total operating expenses	264,984	197,557	151,651	118,388	158,160

Operating (loss) income	(42,555)	107,579	121,116	18,026	60,082
Other (expense) income	(736)	855	(32)	(918)	(9,818)

(Loss) income before income taxes	(43,291)	108,434	121,084	17,108	50,264
Income tax (benefit) expense	(6,926)	28,193	30,271	8,389	16,587

Net (loss) income	(36,365)	80,241	90,813	8,719	33,677

Net loss attributable to noncontrolling interest in subsidiary	—	—	148	3,257	2,863

Net (loss) income attributable to Cymer, Inc.	$(36,365)	$80,241	$90,961	$11,976	$36,540

Basic (loss) earnings per share	$(1.17)	$2.63	$3.05	$0.40	$1.22

Diluted (loss) earnings per share	$(1.17)	$2.58	$3.02	$0.40	$1.22

Weighted average common shares outstanding—basic	31,121	30,469	29,777	29,738	29,924

Weighted average common shares outstanding—diluted	31,121	31,101	30,124	29,945	29,992

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$134,660	$125,027	$154,312	$118,381	$252,391
Working capital	533,195	518,704	490,568	399,264	374,799
Total assets	1,023,230	927,744	787,331	664,918	777,444
Total long-term liabilities	29,953	34,589	22,631	19,657	30,238
Treasury stock	(492,890)	(492,890)	(492,890)	(473,580)	(473,580)
Equity	749,780	747,943	638,255	541,638	522,624

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Merger with ASML

On October 16, 2012, the Company entered into the Merger Agreement by and among (i) ASML, (ii) solely for purposes of Article II, Article IV, Article VI and Article X, Holdco and Merger Sub 2, (iii) Merger Sub, and (iv) the Company.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ASML ordinary shares.

At the Special Meeting held on February 5, 2013, our stockholders approved the proposal to approve the Merger Agreement.

Completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others: (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) receipt of certain consents and approvals from competition regulators in other jurisdictions, (iii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iv) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

We anticipate that the Merger will close in the first half of 2013.

Overview

We are engaged in the development, manufacturing and marketing of light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support services directly to our chipmaker customer as well as to our lithography tool manufacturer customers. In January 2013, we decided to discontinue new product development in our display products reporting segment, which developed, integrated, marketed, and supported silicon crystallization tools used in the manufacture of displays.

Because we derive a substantial portion of our revenues from lithography tool manufacturers and chipmakers, we are subject to the volatile and unpredictable cyclical nature of the semiconductor equipment industry. During the downturn in the global economy and semiconductor industry in early 2009, we focused on cost structure improvements and operational efficiencies, while continuing to focus on providing comprehensive support products for the installed base and investments in the development and commercialization of our EUV source technology. As a result, we were well positioned for the upturn beginning in late 2009 that continued through the first half of 2011. DUV light source demand started softening in the second half of 2011 and continued throughout 2012, as chipmakers assess their capital investment needs.

The majority of our DUV light source shipments in 2012 continued to be ArF immersion sources in support of 45 nm and below chipmaking, although we continued to deliver several KrF sources. For the full year 2012, we shipped 97 DUV light sources, of which 60 were ArF immersion, 35 were KrF, and 2 were ArF dry. Revenue generated by our installed based products remained strong, representing 69% of our 2012 revenue. Throughout 2012, we added over 260 light sources to OnPulse, which now provides coverage for over 77% of all active production light sources. In 2012, we recognized revenue on three 3100 EUV sources, and we delivered two EUV 3300 vessels to ASML. We also increased our EUV source development performance by demonstrating sustained 40 watts EUV exposure power with good dose stability, utilizing pre-pulse technology.

In the fourth quarter of 2012, in connection with the preparation of the year-end financial statements, we evaluated the demand for our display products. Based on this evaluation we recorded charges totaling $65.5 million related to impairment of inventory and equipment and accruals for firm purchase commitments for additional inventory and equipment that will no longer be utilized. In January 2013, we made the decision to discontinue new product development in this business. We will continue to support the display product tools that have been previously sold and have remaining warranty or service contracts associated with them. As a result, we expect charges in the first quarter 2013, primarily for severance and other costs to be approximately $1.0 million, and future annual savings in operating expenses, based on 2012 spending levels, to be approximately $20.0 million. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Overall, revenue was $538.6 million in 2012, a 9% decrease compared to 2011.

Gross margin was 41.3% in 2012, a decrease over gross margin of 51.4% in 2011. The decrease in gross margin over prior year was primarily due to the impairment of inventory and equipment and loss on purchase commitments discussed above as well as low margin on the sale of a display product tool. Partially offsetting these decreases was an increase in gross margin due to lower costs associated with our installed base products.

Operating expenses of $265.0 million in 2012 represent a $67.4 million, or 34%, increase over 2011. This increase was due primarily to an increase in research and development expenses of $57.1 million related to development and commercialization of our EUV source technology, $8.8 million of costs associated with the Merger, discussed above, and a $1.9 million impairment charge related to our display products business.

Our effective tax rate was 16% in 2012 compared to 26% in 2011.

As a result of the above, we generated a net loss in 2012 of $36.4 million, compared to net income of $80.2 million in 2011.

In 2012, we generated cash flows from operations of $49.1 million, and our cash and investments balance was $305.7 million at December 31, 2012.

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

Light Sources and Silicon Crystallization Tools

We recognize revenue for light sources and silicon crystallization tools at one of the following three points, depending on the terms of our arrangement with our customer: 1) shipment of the system, 2) delivery of the system, or 3) receipt of an acceptance certificate from the customer. For the majority of our DUV light source sales, the shipping terms are F.O.B. shipping point, and revenue is recognized upon shipment. Our current sales arrangements for EUV sources and silicon crystallization tools contain acceptance criteria, and revenue is recognized upon system acceptance by the customer.

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

Obsolete inventory, or inventory for which we do not have expected usage based on our forecasted demand, is written down to its estimated market value, if less than its cost. The methodologies used to analyze excess and obsolete inventory and determine the value of our inventory are significantly affected by future demand and usage of our products. We also record a liability for firm purchase commitments for quantities in excess of future demand forecasts consistent with the valuation of excess and obsolete inventory. There are many factors that could potentially affect the future demand or usage of our products, including the following:

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

When we reduce our inventory to the lower of cost or market, we are required to consider the net realizable value of our inventory. Net realizable value represents the estimated selling price of the inventory reduced by the costs of completion and disposal. We include all direct costs in our estimated costs of completion, including estimated warranty and installation costs. If actual selling prices or costs of completion are substantially different from our estimates, such differences may have a material adverse effect on our operating results and financial condition.

Based on the evaluation of demand for our display products during the fourth quarter of 2012, we recorded a write-down to inventory of $48.2 million to properly reflect lower of cost or market and accrued $11.6 million for firm purchase commitments of inventory that will no longer be utilized. In January 2013, we decided to discontinue new product development in our display products business. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Warranty Obligations

We maintain an accrual for the estimated cost of product warranties associated with sales of our products. Warranty costs include replacement parts and labor costs to repair our products during the warranty period. We record a provision for warranty, which is included in cost of revenues, at the time that the related revenue is recognized. The warranty period and terms for systems and replacement parts varies by system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranties and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and silicon crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the return period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

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

Stock-Based Compensation

The fair value of stock-based compensation awards is measured on the grant date and is recognized as expense over the employee’s requisite service period. The fair value of the stock award is determined using the Black-Scholes option pricing model for stock options and the quoted price of our common stock on the grant date for restricted stock units. The Black-Scholes option pricing model requires the use of subjective assumptions including the expected term of the stock options and our expected stock price volatility over the expected term of the stock options. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or other stock awards, such as our restricted stock unit awards, are granted and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. If we change any of the key assumptions that we use in the Black-Scholes option pricing model as described above, or if we decide to use a different valuation model in the future or change our forfeiture rate, the compensation expense that we record may differ significantly in the future from what we have recorded in prior periods and could materially affect our operating results. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

In the fourth quarter of 2012, the lack of demand for our display products triggered an asset impairment test associated with our display products business. The impairment test resulted in a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. There were no indicators of impairment of our long-lived assets during 2011 and 2010.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of total revenues:

	Years Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.9	48.6	48.9
Impairment of inventory and equipment and loss on purchase commitments	11.8	—	—

Gross profit	41.3	51.4	51.1

Operating expenses:
Research and development	34.9	22.0	16.7
Sales and marketing	4.4	4.2	4.2
General and administrative	9.6	7.1	7.5
Impairment of equipment and loss on purchase commitments	0.3	—	—

Total operating expenses	49.2	33.3	28.4

Operating (loss) income	(7.9)	18.1	22.7
Other (expense) income	(0.1)	0.1	—

(Loss) income before income taxes	(8.0)	18.2	22.7
Income tax (benefit) expense	(1.2)	4.7	5.7

Net (loss) income	(6.8)	13.5	17.0

Net loss attributable to noncontrolling interest in subsidiary	—	—	—

Net (loss) income attributable to Cymer, Inc.	(6.8)%	13.5%	17.0%

We develop, manufacture and market our products within two reportable operating segments: light source products and display products. Our light source products operating segment designs, manufactures and sells light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. Our display products reporting segment developed, integrated, marketed, and supported silicon crystallization tools used in the manufacture of displays. In January 2013, we made the decision to discontinue new product development in display products. The discussion which follows for revenues, cost of revenues and operating expenses includes our consolidated results and identifies those amounts associated with the display products operating segment, which are included in the consolidated amounts, for the years ended December 31, 2012, 2011 and 2010. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2012 and 2011

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,		Growth/Decline
	2012	2011	Dollars	Percent
DUV:
Light sources revenue	$137,185	$208,333	$(71,148)	(34%)

Light source units sold	97	154	(57)	(37%)

Light sources average selling price (1)	$1,450	$1,398	$52	4%

EUV:
Light sources revenue	$23,125	$22,250	$875	4%

Light source units sold	3	3	—

Light sources average selling price (1)	$7,708	$7,417	$291	4%

Display Products:
Silicon crystallization tools revenue	$6,658	$2,775	$3,883	140%

Silicon crystallization tool units sold	1	1	—

Silicon crystallization tools average selling price (1)	$6,746	$3,700	$3,046	82%

Installed base product revenue (2)	$371,657	$360,854	$10,803	3%

Total revenue	$538,625	$594,212	$(55,587)	(9%)

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we have excluded the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.
(2)	Installed base product revenue includes the sale of replacement parts, service and support offerings, and upgrades to our installed base of light sources and display products.

Total revenue, compared to the prior year, decreased primarily due to reduced demand for DUV light sources as chipmakers continue to assess their capital investment needs, offset partially by increased demand for our installed base products. The average selling price of our DUV light sources increased due to an increase in the percentage of light sources sold that were ArF, as ArF light source systems have a higher average selling price than KrF light source systems. Our installed base product revenue increased when compared to the prior year primarily due to our customers’ continued adoption of our OnPulse product, an increase in DUV pulses utilized on our light sources by chipmaker customers and a higher percentage of those pulses generated by ArF systems.

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

Our backlog for DUV light sources and replacement parts at December 31, 2012 was $40.2 million compared to $48.2 million at December 31, 2011. DUV bookings for 2012 declined to $499.3 million from $548.6 million for 2011. The DUV book-to-bill ratio, which includes light sources and replacement parts, for 2012 was 0.91 compared to 0.96 for 2011. The decrease in the backlog and book-to-bill ratio reflects decreased orders for DUV light sources as chipmakers assess their upcoming capital investment needs.

Sales to ASML, Nikon, SK Hynix and Samsung amounted to 23%, 13%, 11% and 11%, respectively, of total revenue for 2012, and 35%, 11%, 8% and 10%, respectively, of total revenue for 2011.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Years Ended December 31,		Growth/Decline
	2012	2011	Dollars	Percent
United States	$180,117	$264,881	$(84,764)	(32%)
Japan	107,815	100,931	6,884	7%
Korea	103,942	97,105	6,837	7%
Taiwan	63,229	59,498	3,731	6%
Other Asia (China and Singapore)	55,543	38,966	16,577	43%
Europe	27,979	32,831	(4,852)	(15%)

Total revenue	$538,625	$594,212	$(55,587)	(9%)

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

The cost of revenues decreased 12.6% to $252.5 million for 2012 from $289.1 million for 2011. Included in cost of revenue were $9.9 million and $4.0 million for 2012 and 2011, respectively, for our display products segment.

Impairment of inventory and equipment and loss on purchase commitments. Based on the evaluation of demand for our display products business during the fourth quarter of 2012, we recorded, in cost of revenues, a write-down to inventory of $48.2 million to properly reflect lower of cost or market, a $3.8 million impairment of manufacturing equipment and accrued $11.6 million for firm purchase commitments for inventory that will no longer be utilized. In January 2013, we decided to discontinue new product development in our display products business. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Gross profit. Gross profit decreased to $222.4 million with a 41.3% gross margin for 2012 from $305.1 million with a 51.4% gross margin for 2011. The decrease in gross margin over prior year was primarily due to the impairment of display product inventory and equipment and loss on purchase commitments as well as low margins on sales of display products. Partially offsetting these decreases was an increase in gross margin due to lower costs associated with our installed base products.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 43.7% to $187.7 million for 2012 from $130.6 million for 2011. This increase was primarily due to our increased investment in EUV source commercialization and development, including an increase in headcount related employee costs when compared to the prior year. In addition, research and development expenses included $15.0 million and $12.5 million for 2012 and 2011, respectively, for our display products segment. As a percentage of total revenues, research and development expenses increased to 34.9% for the year ended December 31, 2012 from 22.0% for 2011.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses decreased 5.5% to $23.7 million for 2012 from $25.1 million for 2011. The decrease in sales and marketing expenses primarily reflects decreased employee related costs compared to the prior year. Included in sales and marketing expenses were $2.2 million and $2.0 million for 2012 and 2011, respectively, for our display products segment. As a percentage of total revenues, sales and marketing increased slightly at 4.4% when compared to 4.2% for 2011.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 23.7% to $51.7 million for 2012 from $41.8 million for 2011 primarily due to $8.8 million of investment banking and legal fees associated with the pending Merger with ASML and additional stock compensation expense of $1.9 million related to modifications to certain board of director awards. Included in general and administrative expenses were $849,000 and $1.0 million for 2012 and 2011, respectively, for our display products segment. As a percentage of total revenues, general and administrative expenses increased to 9.6% for 2012 compared to 7.1% for 2011.

Impairment of equipment and loss on purchase commitments. Based on the evaluation of demand for our display products during the fourth quarter of 2012, we recorded, in operating expenses, a $1.3 million impairment and accrued $600,000 for firm purchase commitments related to research and development equipment. In January 2013, we decided to discontinue new product development in our display products business. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other expense was $736,000 for 2012 compared to other income of $855,000 for 2011. The decrease in other income primarily reflects foreign currency exchange losses in 2012 compared to foreign currency exchange gains in 2011.

Income tax (benefit) expense. Income tax benefit of $6.9 million and income tax expense of $28.2 million reflect effective tax rates of 16.0% and 26.0% for 2012 and 2011, respectively. The change in the effective tax rate for 2012 was primarily due to a reduction in the benefits recognized for the U.S. research and development tax credit and U.S. manufacturing deductions, non-deductible expenses incurred in 2012 related to the Merger, and tax benefits related to write-offs of investments in a foreign subsidiary. Our effective tax rate for 2012 does not include any benefit for the U.S. research and development tax credit, as this credit expired on December 31, 2011. Additionally, during 2012, we recorded the following discrete items: an increase in income tax expense of $20.8 million due to changes in California’s income apportionment rules which increased our valuation allowance for California research and development tax credit carryforwards by $15.2 million and reduced the balance in other U.S. deferred tax assets by $5.6 million; a decrease in income tax expense of $1.2 million for a reduction in our net unrecognized tax benefits due primarily to the settlement of a U.S. tax audit and expirations of statute of limitations; and a decrease in income tax expense of $1.5 million related to the true-up of certain tax credits and deductions after filing our 2011 U.S. tax return. This compares to the following discrete items recorded in 2011: a decrease in income tax expense of $4.8 million for a reduction in our net unrecognized tax benefits due primarily to the expirations of statute of limitations and an increase in income tax expense of $754,000 due to the change in certain foreign corporate tax rates, which reduced the balance of our deferred tax assets in those foreign subsidiaries.

The American Taxpayer Relief Act of 2012, which retroactively reinstated the U.S. federal research and development tax credit from January 1, 2012 through December 31, 2013, was enacted into law on January 2, 2013. Therefore, in the first quarter of 2013, we will recognize a benefit of approximately $5.5 million relating to U.S. research and development tax credits generated in 2012.

Our future effective tax rate could be unfavorably affected by various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. Additionally, several of our subsidiaries are under audit or appeal. It is reasonably possible that the examination phase of these audits or appeals may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and our results of operations. We do not expect the 2012 expiration of the tax holiday awarded by Korea’s Ministry of Finance and Economy to have a material effect on our future effective tax rate.

Years Ended December 31, 2011 and 2010

Revenues. The following table summarizes the components of our revenue (in thousands, except units sold):

	Years Ended December 31,		Growth/Decline
	2011	2010	Dollars	Percent
DUV:
Light sources revenue	$208,333	$191,625	$16,708	9%

Light source units sold	154	124	30

Light sources average selling price (1)	$1,398	$1,565	$(167)	(11%)

EUV:
Light sources revenue	$22,250	$—	$22,250

Light source units sold	3	—	3

Light sources average selling price (1)	$7,417	$—	$7,417

Display Products:
Silicon crystallization tools revenue	$2,775	$3,999	$(1,224)	(31%)

Silicon crystallization tool units sold	1	1	—

Silicon crystallization tools average selling price (1)	$3,700	$3,999	$(299)	(7%)

Installed base product revenue (2)	$360,854	$338,585	$22,269	7%

Total revenue	$594,212	$534,209	$60,003	11%

(1)	For purposes of calculating the average selling price of our light sources and silicon crystallization tools, we have excluded the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.

(2)	Installed base product revenue includes the sale of replacement parts, service and support offerings, and upgrades to our installed base of light sources and display products.

Total revenue, compared to the prior year, increased primarily due to continued demand for DUV light sources and installed base products as well as the sale of three EUV 3100 pilot sources during 2011. During the first half of the year, customers increased their investment in existing and new fab expansions; however, this demand softened in the second half of the year as chipmakers assessed their upcoming capital investment needs. The increase in DUV light sources revenues was primarily due to continued investments in ArF immersion light sources in support of 45nm and below chipmaking and an increase in purchases of KrF light sources when compared to the prior year. The average selling price of our DUV light sources decreased due to an increase in the percentage of light sources sold that were KrF, as KrF light source systems have a lower average selling price than ArF light source systems. Our installed base product revenue increased when compared to the prior year primarily due to our customers’ continued adoption of our OnPulse product, an increase in DUV pulses utilized on our light sources by chipmaker customers and a higher percentage of those pulses generated by ArF systems. Additionally, we recorded display products segment revenue during 2011 and 2010 as a result of customer acceptance of our silicon crystallization tools.

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

Cost of revenues. The cost of revenues increased 10.6% to $289.1 million for 2011 from $261.4 million for 2010. Gross profit increased to $305.1 million with a 51.4% gross margin for 2011 from $272.8 million with a 51.1% gross margin for 2010. The increase in gross profit over prior year was primarily due to the higher level of sales of light sources and installed based products. The increase in gross margin over the prior year was driven primarily by a decrease in costs associated with our installed base products, our continued focus on operational execution and a decrease in inventory write-downs. These improvements in gross margin were partially offset by the sale of three EUV sources at a low gross margin and an increase in freight expenses. Included in cost of revenue were $4.0 million and $5.1 million for 2011 and 2010, respectively, for our display products segment.

Research and development. and development expenses increased 46.5% to $130.6 million for 2011 from $89.2 million for 2010. This increase was primarily due to our increased investment in EUV source commercialization and development, including an increase in headcount related employee costs when compared to the prior year. In addition, we continue to increase our investment in our development of silicon crystal tools, and research and development expenses included $12.5 million and $7.7 million for 2011 and 2010, respectively, for our display products segment. As a percentage of total revenues, research and development expenses increased to 22.0% for the year ended December 31, 2011 from 16.7% for 2010.

Sales and marketing. Sales and marketing expenses increased 10.9% to $25.1 million for 2011 from $22.7 million for 2010. The increase in sales and marketing expenses primarily reflects an increase in employee related costs due to increased headcount and increased travel costs, which were partially offset by a decline in costs associated with our variable compensation programs when compared to the prior year. Included in sales and marketing expenses were $2.0 million and $2.2 million for 2011 and 2010, respectively, for our display products segment. As a percentage of total revenues, sales and marketing remained flat for 2011 at 4.2% when compared to 2010.

General and administrative. General and administrative expenses increased 5.0% to $41.8 million for 2011 from $39.8 million for 2010 primarily due to an increase in employee related costs due to increased headcount, increased outside service costs and lower bad debt recoveries in 2011 compared to 2010. These increases in expenses were partially offset by a decrease in costs associated with our variable compensation programs when compared to prior year. Included in general and administrative expenses were $1.0 million and $1.5 million for 2011 and 2010, respectively, for our display products segment. As a percentage of total revenues, general and administrative expenses decreased to 7.1% for the 2011 compared to 7.5% for 2010.

Other income (expense). Other income was $855,000 for 2011 compared to other expense of $32,000 for 2010. The increase in other income primarily reflects foreign currency exchange gains in 2011 compared to foreign currency exchange losses in 2010.

Income tax expense. Income tax expense of $28.2 million and $30.3 million reflect effective tax rates of 26.0% and 25.0% for 2011 and 2010, respectively. The slight increase in the effective tax rate for 2011 was primarily due to a decrease in federal research and development credits taken in 2011 compared to 2010. Additionally, during 2011 we recorded the following discrete items: a decrease in income tax expense of $4.8 million for a reduction in our net unrecognized tax benefits due primarily to the expirations of statute of limitations and an increase in income tax expense of $754,000 due to the change in certain foreign corporate tax rates, which reduced the balance of our deferred tax assets in those foreign subsidiaries. This compares to the following discrete items recorded during 2010: a net tax benefit of $324,000, which represents an estimate of our display products operating segment net operating loss carryforwards we expect to utilize in the future given the retroactive revocation of the tax holiday in Singapore, and a net tax benefit in the United States of $1.2 million based on our estimate of the outcome of a foreign tax audit. We are currently negotiating settlement of this audit with the foreign tax authority and the United States Treasury Department, and our estimated benefit could change as negotiations evolve. Final resolution of this audit may not be known for several years.

Liquidity and Capital Resources

In recent years, we have funded our operations primarily from cash generated from operations and proceeds from employee stock option exercises. We have also from time to time utilized cash to repurchase shares of our common stock. In summary, our cash flows were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$49,068	$116,459	$54,488
Net cash used in investing activities	(47,712)	(166,221)	(10,655)
Net cash provided by (used in) financing activities	8,127	20,182	(9,963)
Effect of exchange rate changes on cash and cash equivalents	150	295	2,061

Net increase(decrease) in cash and cash equivalents	$9,633	$(29,285)	$35,931

Operating Activities

Net cash provided by operating activities in 2012 primarily reflects the net loss for the year adjusted to exclude the effects of non-cash charges, primarily impairment of inventory and equipment and loss on purchase commitments associated with our display products business, depreciation, amortization, stock-based compensation and provision for deferred income taxes. Additionally, cash flows were generated by an increase of $64.9 million in deferred revenue related primarily to advance payments received from ASML for purchase orders under a multi-year supply agreement for EUV 3300 sources, a $21.3 million increase in accounts payable due to timing of payments, and a $10.4 million decrease in accounts receivable due to a decrease in system sales. These increases in cash were offset partially by an increase in inventory of $88.2 million, related primarily to the build of our EUV 3300 sources in support of multi-year agreements with ASML.

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

Investment Activities

Net cash used in investing activities in 2012 of $47.7 million reflects proceeds from sales of investments, net of purchases of investments, of $23.7 million, and capital expenditures of $71.4 million related primarily to equipment and facility improvements to support our investment in EUV source development.

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

Financing Activities

The primary sources of cash provided by financing activities during 2012 are $11.2 million of proceeds from the exercise of employee stock options and $8.1 million of excess tax benefits related to the stock option exercises. The sources of cash were offset partially by $7.8 million from payments related to net share settlement of equity awards and $3.0 million of install payments related to our acquisition of eDiag in 2011.

The primary sources of cash provided by financing activities during 2011 are $16.3 million of proceeds from the exercise of employee stock options and $4.0 million of excess tax benefits related to the stock option exercises.

Net cash used in financing activities in 2010 primarily reflects the repurchase of $19.3 million of our common stock and $2.2 million for the purchase of a non-controlling interest. These uses of cash were partially offset by $9.4 million received from the exercise of employee stock options and purchases under the employee stock purchase plan and $2.1 million of excess tax benefits related to stock option exercises.

Effect of Exchange Rate Changes

Most of our foreign subsidiaries operate in currencies other than the U.S. Dollar, and a substantial portion of their cash balances can be denominated in these foreign currencies. As a result, our cash and cash equivalent balances are subject to the effects of the fluctuations in these currencies against the U.S. Dollar at the end of each reporting period. Several of the foreign currencies in which our subsidiaries operate have experienced volatility over the past several years. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $150,000, $295,000 and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

For the year ended December 31, 2012, cash and cash equivalents were positively affected by $548,000 and $122,000 due to the Korean Won and Taiwan Dollar, respectively strengthening against the U.S. Dollar and the effect it had on the cash balances held at those foreign subsidiaries. These increases were partially offset by $569,000 due to the weakening of the Japanese Yen against the U.S. Dollar.

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

Prospective Capital Needs

We require substantial resources to fund the operations of our business, particularly to fund our investment in new technologies, including inventory and capital in support of these technologies. We expect purchases of property, plant and equipment in 2013 to be approximately $80.0 million to $120.0 million, a significant portion of which will relate to purchases of equipment and facility improvements associated with development and manufacturing of our EUV sources. In addition, we require resources to fund our normal operations.

While we have agreed to merge with and into a wholly owned subsidiary of ASML, subject to regulatory approval and the satisfaction of other customary closing conditions, we believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, particularly EUV, for at least the next 12 months. There can be no assurance that the pending Merger will be completed. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. However, we cannot provide assurance that these funding sources will be available on favorable terms, if at all. As of December 31, 2012, we have approximately $42.1 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

There are certain restrictive covenants in the Merger Agreement with ASML that may limit, among other things, the payment of dividends, the repurchase of stock, acquisitions, and capital expenditures. Accordingly, our cash will be primarily used as planned for investment in our research and development of EUV business during the period in which the Merger is pending.

In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During 2011, we had no purchases under this program. At December 31, 2012, $57.8 million remains available for share repurchases under this program. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

Our future capital requirements may vary materially from those currently planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•	the required investments in our new technologies, particularly EUV, and in the products derived from them;

•	the market acceptance of our products;

•	the overall levels of sales of our products and gross profit margins;

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

Transactions with Related Parties

Under our audit committee charter, our audit committee is responsible for reviewing and approving all related party transactions on a quarterly basis. In addition, our board of directors determines annually whether any related party relationships exist among the directors which would interfere with the judgment of individual directors in carrying out his responsibilities as director. We did not have any related party transactions in 2012.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years	Other
Purchase obligations (1)	$254,703	$250,667	$4,036	$—	$—	$—
Operating leases	6,276	2,049	2,880	1,347	—	—
Capital leases	654	354	300	—	—	—
Other long-term liabilities (2)	26,347	3,210	5,076	1,955	7,662	8,444

	$287,980	$256,280	$12,292	$3,302	$7,662	$8,444

(1)	Purchase obligations represent outstanding purchase commitments by us at December 31, 2012, including purchase orders that have cancellation provisions requiring little or no payment. The amounts are included in the table above because management believes that cancellation of these purchase orders is unlikely and expects to make future cash payments according to the contractual terms of the purchase orders or in similar amounts for similar materials.
(2)	Other long-term liabilities primarily represent liabilities for uncertain tax positions, deferred compensation, future payments associated with the eDiag acquisition, and post-retirement benefits related to our foreign pension plan. The timing of payments resulting from uncertain tax positions will depend on a number of factors and we are unable to project if and when this might occur, if at all, within the next five years. Accordingly, we cannot make reasonable estimates of the amount and period of potential cash settlements, if any, with taxing authorities. Therefore, we have included $8.4 million of long-term income taxes payable in the column marked “Other”. The timing of payments of deferred compensation in the table above represents the current elections by participants, which are subject to change.

Off Balance Sheet Arrangements

At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed herein. For further discussion, see Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Standards

See Note 1 “Description of Business and Summary of Significant Accounting Polices” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting standards, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.

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

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other comprehensive income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). We can also experience ineffectiveness if the expected date of a hedged transaction is delayed beyond the maturity date of the cash flow hedge. In such an instance, the asset or liability value of a cash flow hedge is larger than the liability or asset value of the hedged transaction on a net present value basis, rendering the surplus amount ineffective which we record to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying consolidated statements of operations contain immaterial gains and losses due to time value differences. The second category of foreign currency risk occurs when transactions are recorded to our consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an increase to income before income taxes of approximately $83,000 and $169,000 at December 31, 2012 and 2011, respectively. These amounts are after consideration of the offsetting effect of approximately $15.3 million and $12.4 million at December 31, 2012 and 2011, respectively, from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At December 31, 2012, we had outstanding forward contracts to buy $47.0 million in exchange for South Korean Won, $21.0 million in exchange for Taiwanese Dollars, and to sell $5.5 million in exchange for Japanese Yen and $57.3 million in exchange for Euros. These contracts expire on various dates through February 2014. The fair value of all our forward contracts totaled a liability of $3.1 million at December 31, 2012.

Investment Risk

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of December 31, 2012 and 2011 would decrease by approximately $878,000 and $1.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Items 15(a)(1) and (2) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1.	Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

2.	Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2012 and their report appears on page F-2 of this Annual Report on Form 10-K.

3.	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4.	Inherent Limitations on the Effectiveness of Internal Control. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Corporate Governance

The information relating to our directors and corporate governance is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

The information required by Item 11 of Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

(b) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger	8-K	000-21321	2.1	October 17, 2012

3.1	Second Amended and Restated Articles of Incorporation of Cymer, Inc.	S-1	333-08383	3.2	August 23, 1996

3.2	Amendment of Articles of Incorporation of Cymer, Inc.	10-Q	000-21321	3.1	August 12, 2002

3.3	Bylaws of Cymer, as amended and restated	10-Q	000-21321	3.1	October 26, 2012

10.1	Form of Indemnification Agreement with Directors and Officers #	8-K	000-21321	99.1	November 23, 2010

10.2	1996 Stock Option Plan, as amended #	S-8	333-69736	99.1	September 20, 2001

10.3	Form of Stock Option Agreement used in connection with the 1996 Stock Option Plan, as amended #	S-8	333-48242	4.1	October 19, 2000

10.4	1996 Employee Stock Purchase Plan, as amended #	8-K	000-21321	99.1	May 19, 2006

10.5	2000 Equity Incentive Plan (formerly known as the 2000 Nonstatutory Stock Option Plan) #	S-8	333-69736	99.4	September 20, 2001

10.6	Form of Stock Option Agreement used in connection with the 2000 Equity Incentive Plan #	S-8	333-69736	99.5	September 20, 2001

10.7	Amended and Restated 2005 Equity Incentive Plan #	8-K	000-21321	99.1	May 27, 2009

10.8	Form of Stock Option Grant Notice and form of Stock Option Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan #	8-K	333-39101	99.2	May 20, 2005

10.9	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement used in connection with the Amended and Restated 2005 Equity Incentive Plan #	10-K	000-21321	10.11	February 27, 2008

10.10	Form of Stock Unit Grant Notice and Form of Stock Unit Agreement for use with the Long-Term Bonus Program under the 2005 Amended and Restated Equity Incentive Plan #	8-K	000-21321	99.1	December 21, 2007

10.11	Form of Performance Restricted Stock Unit Notice and Form of Performance Restricted Stock Unit Agreement for use with the Long-Term Incentive Program under the 2005 Amended and Restated Equity Incentive Plan #	10-K	000-21321	10.3	February 27, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date
10.12	Form of Performance Restricted Stock Unit Grant Notice for use with the Long-Term Incentive Program under the Amended and Restated 2005 Equity Incentive Plan #	10-Q	000-21321	10.3	April 29, 2010

10.13	2011 Equity Incentive Plan #	8-K	000-21321	99.1	May 23, 2011

10.14	Form of Stock Option Grant Notice used in connection with the 2011 Equity Incentive Plan #	S-8	333-175375	99.2	July 6, 2011

10.15	Form of Stock Option Agreement used in connection with the 2011 Equity Incentive Plan #	S-8	333-175375	99.3	July 6, 2011

10.16	Form of Amendment to Form of Restricted Stock Unit Agreement used in connection with the 2011 Equity Incentive Plan #	†

10.17	Form of Amendment to Form of Director Restricted Stock Unit Grant Notice used in connection with the 2011 Equity Incentive Plan #	†

10.18	Form of Amendment No. 1 to Stock Option Agreement #	†

10.19	Form of Restricted Stock Unit Grant Notice used in connection with the 2011 Equity Incentive Plan #	S-8	333-175375	99.4	July 6, 2011

10.20	Form of Restricted Stock Unit Agreement used in connection with the 2011 Equity Incentive Plan #	S-8	333-175375	99.5	July 6, 2011

10.21	Form of Performance Restricted Stock Unit Notice used in connection with the 2011 Equity Incentive Plan #	S-8	333-175375	99.6	July 6, 2011

10.22	Form of Performance Restricted Stock Unit Agreement used in connection with the 2011 Equity Incentive Plan #	S-8	333-175375	99.7	July 6, 2011

10.23	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Robert P. Akins and Cymer #	10-K	000-21321	10.15	February 27, 2009

10.24	Amended and Restated Employment Agreement, effective as of November 6, 2008, by and between Edward Brown, Jr. and Cymer #	10-K	000-21321	10.16	February 27, 2009

10.25	Employment Agreement, effective as of December 19, 2009, by and between Paul B. Bowman and Cymer #	10-K	000-21321	10.16	February 26, 2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

10.26	Employment Agreement, effective as of December 1, 2010, by and between Karen K. McGinnis and Cymer #	10-K	000-21321	10.17	February 18, 2011

10.27	Summary description of Cymer, Inc. Short-Term Incentive Program #	10-Q	000-21321	10.1	April 27, 2012

10.28	Summary description of Cymer, Inc. Long-Term Incentive Bonus Program, effective January 1, 2008 #	10-K	000-21321	10.21	February 27, 2008

10.29	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2009 #	10-K	000-21321	10.23	February 27, 2009

10.30	Summary description of Cymer, Inc. Long-Term Incentive Program, effective January 1, 2010 #	10-Q	000-21321	10.1	April 29, 2010

10.31	Summary description of Cymer, Inc. Long-Term Incentive Program #	10-Q	000-21321	10.1	July 28, 2011

10.32	Executive Nonqualified Excess Plan, as amended and restated #	10-Q	000-21321	10.1	May 6, 2008

10.33	Amended and Restated Executive Option and Group Health Coverage Extension Program #	10-K	000-21321	10.24	February 27, 2008

21.1	Subsidiaries of Cymer.	†

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	†

24.1	Power of Attorney (reference is made to the signature page).	†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	†

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

#	Indicates management contract or compensatory plan or arrangement.
†	Filed herewith
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

By:	/S/ ROBERT P. AKINS
Robert P. Akins, Chief Executive Officer and Chairman of the Board

Dated: February 15, 2013

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

/S/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 15, 2013

/S/ PAUL B. BOWMAN Paul B. Bowman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013

/S/ KAREN K. MCGINNIS Karen K. McGinnis	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013

/S/ CHARLES J. ABBE Charles J. Abbe	Director	February 15, 2013

/S/ EDWARD H. BRAUN Edward H. Braun	Director	February 15, 2013

/S/ MICHAEL R. GAULKE Michael R. Gaulke	Director	February 15, 2013

/S/ WILLIAM G. OLDHAM William G. Oldham	Director	February 15, 2013

/S/ ERIC M. RUTTENBERG Eric M. Ruttenberg	Director	February 15, 2013

/S/ PETER J. SIMONE Peter J. Simone	Director	February 15, 2013

/S/ YOUNG K. SOHN Young K. Sohn	Director	February 15, 2013

/S/ JON D. TOMPKINS Jon D. Tompkins	Director	February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited the accompanying consolidated balance sheets of Cymer, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cymer, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cymer, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cymer, Inc.:

We have audited Cymer, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cymer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A2. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cymer, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cymer, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three year period ended December 31, 2012, and the related consolidated financial statement schedule, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ KPMG LLP

San Diego, California

February 15, 2013

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$134,660	$125,027
Restricted cash	6,430	5,903
Short-term investments	149,311	124,712
Accounts receivable, net	113,249	123,970
Inventories	259,536	221,740
Deferred income taxes	72,948	26,963
Other current assets	40,558	35,601

Total current assets	776,692	663,916

Long-term investments	21,767	73,811
Property, plant and equipment, net	169,052	119,015
Deferred income taxes	16,906	34,591
Goodwill	17,503	16,792
Intangible assets, net	8,717	9,928
Other assets	12,593	9,691

Total assets	$1,023,230	$927,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,414	$38,876
Deferred revenue	121,478	56,546
Deferred income taxes	186	171
Other current liabilities	41,419	49,619

Total current liabilities	243,497	145,212
Deferred revenue	5,814	5,871
Deferred income taxes	705	1,463
Other liabilities	23,434	27,255

Total liabilities	273,450	179,801

COMMITMENTS AND CONTINGENCIES (NOTE 13)
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 44,782,000 shares issued and 31,370,000 shares outstanding at December 31, 2012; 44,022,000 shares issued and 30,610,000 shares outstanding at December 31, 2011	45	44
Additional paid-in capital	696,818	658,755
Treasury stock, at cost (13,412,000 common shares at December 31, 2012 and December 31, 2011)	(492,890)	(492,890)
Accumulated other comprehensive loss	(11,780)	(11,918)
Retained earnings	557,587	593,952

Total stockholders’ equity	749,780	747,943

Total liabilities and stockholders’ equity	$1,023,230	$927,744

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$538,625	$594,212	$534,209
Cost of revenue	252,549	289,076	261,442
Impairment of inventory and equipment and loss on purchase commitments	63,647	0	0

Gross profit	222,429	305,136	272,767

Operating expenses:
Research and development	187,693	130,638	89,193
Sales and marketing	23,734	25,126	22,656
General and administrative	51,697	41,793	39,802
Impairment of equipment and loss on purchase commitments	1,860	0	0

Total operating expenses	264,984	197,557	151,651

Operating (loss) income	(42,555)	107,579	121,116

Other (expense) income:
Foreign currency exchange (loss) gain	(1,504)	742	(6)
Interest income	1,255	848	524
Interest expense	(664)	(741)	(605)
Other income	177	6	55

Total other (expense) income	(736)	855	(32)

(Loss) income before income taxes	(43,291)	108,434	121,084
Income tax (benefit) expense	(6,926)	28,193	30,271

Net (loss) income	$(36,365)	$80,241	$90,813

Net loss attributable to noncontrolling interest in subsidiary	0	0	148

Net (loss) income attributable to Cymer, Inc.	$(36,365)	$80,241	$90,961

(Loss) earnings per share:
Basic	$(1.17)	$2.63	$3.05

Diluted	$ (1.17)	$2.58	$3.02

Weighted average shares outstanding:
Basic	31,121	30,469	29,777

Diluted	31,121	31,101	30,124

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended December 31,
	2012		2011		2010
Net (loss) income		$(36,365)		$80,241		$90,813
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments		(406)		(8,400)		5,588
Unrealized gains (losses) on available for sale investments:
Unrealized holding gains (losses) arising during the period	303		(1)		44
Reclassification adjustment included in net (loss) income	(169)		(2)		(47)
Tax (expense) benefit	(51)	83	4	1	(7)	(10)

Unrealized gains (losses) on foreign currency forward exchange contracts:
Unrealized holding gains (losses) arising during the period	832		(1,512)		863
Reclassification adjustment included in net (loss) income	69		(54)		(967)
Tax (expense) benefit	(342)	559	595	(971)	42	(62)

Unrealized pension (losses) gains, net of tax		(98)		333		(117)

Total other comprehensive income (loss), after tax		138		(9,037)		5,399

Comprehensive (loss) income		$(36,227)		$71,204		$96,212
Comprehensive loss attributable to noncontrolling interest in subsidiary		0		0		148

Comprehensive (loss) income attributable to Cymer, Inc.		$(36,227)		$71,204		$96,360

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings		Noncontrolling Interest
	Shares	Amount		Shares	Amount			Total		Total
BALANCE, DECEMBER 31, 2009	42,751	$43	$598,314	(12,852)	($473,580)	($8,280)	$422,750	$539,247	$2,391	$541,638
Exercise of common stock options	349	0	8,803	0	0	0	0	8,803	0	8,803
Issuance of shares upon vesting of restricted stock unit awards	113	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	19	0	632	0	0	0	0	632	0	632
Employee stock-based compensation	0	0	10,603	0	0	0	0	10,603	0	10,603
Income tax benefit from stock option exercises	0	0	1,863	0	0	0	0	1,863	0	1,863
Repurchases of common stock into treasury	0	0	0	(560)	(19,310)	0	0	(19,310)	0	(19,310)
Acquisition of noncontrolling interest in subsidiary	0	0	57	0	0	0	0	57	(2,243)	(2,186)
Net income	0	0	0	0	0	0	90,961	90,961	(148)	90,813
Other comprehensive income:	0	0	0	0	0	5,399	0	5,399	0	5,399

BALANCE, DECEMBER 31, 2010	43,232	$43	$620,272	(13,412)	($492,890)	($2,881)	$513,711	$638,255	$0	$638,255
Exercise of common stock options	459	1	15,486	0	0	0	0	15,487	0	15,487
Issuance of shares upon vesting of restricted stock unit awards	313	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	18	0	792	0	0	0	0	792	0	792
Employee stock-based compensation	0	0	18,118	0	0	0	0	18,118	0	18,118
Income tax benefit from stock option exercises	0	0	4,087	0	0	0	0	4,087	0	4,087
Net income	0	0	0	0	0	0	80,241	80,241	0	80,241
Other comprehensive loss	0	0	0	0	0	(9,037)	0	(9,037)	0	(9,037)

BALANCE, DECEMBER 31, 2011	44,022	$44	$658,755	(13,412)	($492,890)	($11,918)	$593,952	$747,943	$0	$747,943
Exercise of common stock options	325	1	10,257	0	0	0	0	10,258	0	10,258
Issuance of shares upon vesting of restricted stock unit awards	518	0	0	0	0	0	0	0	0	0
Issuance of employee stock purchase plan shares	16	0	976	0	0	0	0	976	0	976
Shares withheld related to net share settlement of equity awards	(99)	0	(7,790)	0	0	0	0	(7,790)	0	(7,790)
Employee stock-based compensation	0	0	26,745	0	0	0	0	26,745	0	26,745
Income tax benefit from stock option exercises	0	0	7,875	0	0	0	0	7,875	0	7,875
Net loss	0	0	0	0	0	0	(36,365)	(36,365)	0	(36,365)
Other comprehensive income	0	0	0	0	0	138	0	138	0	138

BALANCE, DECEMBER 31, 2012	44,782	$45	$696,818	(13,412)	($492,890)	($11,780)	$557,587	$749,780	$0	$749,780

See Notes to Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net (loss) income	$(36,365)	$80,241	$90,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	30,720	20,291	19,223
Stock-based compensation	26,745	18,118	10,603
Bad debt expense (recovery)	443	(306)	(843)
Excess tax benefits from stock option exercises	(8,087)	(4,017)	(2,087)
Provision for deferred income taxes	(24,667)	(8,929)	12,755
Impairment of inventory and equipment and loss on purchase commitments	65,507	0	0
Loss on disposal of property, plant and equipment	215	127	609
Change in assets and liabilities:
Restricted cash	(527)	(5,903)	1,235
Accounts receivable	10,351	3,885	(48,659)
Accounts receivable, related party	0	0	732
Inventories	(88,225)	(14,678)	(30,698)
Other assets	(7,857)	14,894	(27,947)
Accounts payable	21,325	8,857	7,976
Accounts payable, related party	0	0	(9,284)
Deferred revenue	64,887	28,806	8,665
Other liabilities	(5,397)	(24,927)	21,395

Net cash provided by operating activities	49,068	116,459	54,488

Investing activities:
Acquisition of property, plant and equipment	(71,362)	(25,250)	(15,810)
Cash paid for acquisition of eDiag, net of cash acquired	0	(3,785)	0
Purchases of investments	(217,583)	(305,172)	(100,056)
Proceeds from sold or matured investments	241,233	167,986	105,211

Net cash used in investing activities	(47,712)	(166,221)	(10,655)

Financing activities:
Proceeds from issuance of common stock	11,163	16,320	9,446
Excess tax benefits from stock option exercises	8,087	4,017	2,087
Payments related to net share settlement of equity awards	(7,790)	0	0
Install payments related to acquisition of eDiag	(3,000)	0	0
Payments under capital lease obligations	(333)	(155)	0
Repurchase of common stock into treasury	0	0	(19,310)
Purchase of noncontrolling interest	0	0	(2,186)

Net cash provided by (used in) financing activities	8,127	20,182	(9,963)

Effect of exchange rate changes on cash and cash equivalents	150	295	2,061

Net increase (decrease) in cash and cash equivalents	9,633	(29,285)	35,931
Cash and cash equivalents at beginning of the year	125,027	154,312	118,381

Cash and cash equivalents at end of the year	$134,660	$125,027	$154,312

Supplemental disclosure of cash flow information:
Interest paid	$158	$234	$405

Income taxes paid	$12,691	$35,070	$42,295

Supplemental disclosure of non-cash operating, investing and financing activities:
Net increase (decrease) in acquisition of property and equipment included in accounts payable	$8,052	$1,443	$(1,774)

Net (increase) decrease in in-transit proceeds from issuance of common stock	$(71)	$41	$(11)

Property and equipment acquired under capital lease obligations	$270	$738	$136

Future install payments for acquisition of eDiag	$0	$8,412	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Nature of Operations

Cymer, Inc., together with its wholly-owned subsidiaries, is engaged in the development, manufacturing and marketing of light sources for sale to customers who manufacture photolithography tools in the semiconductor equipment industry. We sell replacement parts and support services directly to our chipmaker customer as well as to our lithography tool manufacturer customers. Our display products business developed, integrated, marketed, and supported silicon crystallization tools used in the manufacture of displays. In January 2013, we made the decision to discontinue new product development in this business. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events”.

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

Merger with ASML

On October 16, 2012, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) ASML Holdings N.V., (ii) solely for purposes of Article II, Article IV, Article VI and Article X, ASML US Inc., a Delaware corporation and an indirect wholly owned subsidiary of ASML (“Holdco”), and Kona Technologies, LLC, a Nevada limited liability company and a wholly owned subsidiary of Holdco (“Merger Sub 2”), (iii) Kona Acquisition Company, Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and (iv) the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, and immediately thereafter, the Company will be merged with and into Merger Sub 2. References herein to the “Merger” should, unless the context otherwise requires, be read to mean the merger of Merger Sub into the Company and the merger of the Company into Merger Sub 2, as part of an integrated plan.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ASML ordinary shares.

Completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) receipt of certain consents and approvals from competition regulators in other jurisdictions, (iii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iv) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

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

Restricted Cash

At December 31, 2012, we have $6.4 million in restricted cash associated with a secured bond that we entered into as a result of a foreign tax audit. The secured bond expires in July 2013 and, therefore, the restricted cash is included in current assets.

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

Inventories

Inventories are recorded at the lower of cost, determined on a first-in, first-out basis, or estimated market value. Inventory costs include material, labor and manufacturing overhead costs. Our inventories include reusable parts that we receive from our customers as part of consumed assemblies. We refurbish these returned core assemblies, which consist primarily of metal components, and reuse them in future core assemblies. Refurbishment costs are capitalized as incurred. We review the components of our inventory on a quarterly basis for excess or obsolete inventory and make appropriate adjustments to the value of our inventory in the period that such excess or obsolete inventory is identified. We also record a liability for firm purchase commitments for quantities in excess of future demand forecasts consistent with the valuation of excess and obsolete inventory.

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

Based on the evaluation of demand for our display products business during the fourth quarter of 2012, we recorded a write-down to inventory of $48.2 million to properly reflect lower of cost or market and accrued $11.6 million for firm purchase commitments of inventory that will no longer be utilized. In January 2013, we decided to discontinue new product development in our display products business. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events”.

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

Valuation of Long-Lived Assets

We review the carrying amount and remaining useful life of our long-lived assets, which includes property, plant and equipment and definite-lived intangible assets, for impairment when events or circumstances indicate that the carrying amount may not be recoverable. Other factors that would indicate potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. In the fourth quarter of 2012, lack of demand for our display products triggered an asset impairment test associated with our display products business. The impairment test resulted in a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events”. There were no indicators of impairment of our long-lived assets during 2011 and 2010.

Goodwill and Intangible Assets

Goodwill is not amortized but instead is tested annually for impairment at the reporting unit level, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill maybe impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

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

Light Sources and Silicon Crystallization Tools

We recognize revenue for light sources and silicon crystallization tools at one of following three points, depending on the terms of our arrangement with our customer: 1) shipment of the system, 2) delivery of the system, or 3) receipt of an acceptance certificate from the customer. For the majority of our DUV light source sales, the shipping terms are F.O.B. shipping point, and revenue is recognized upon shipment. Our current sales arrangements for EUV sources and silicon crystallization tools contain acceptance criteria, and revenue is recognized upon system acceptance by the customer.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $612,000, $559,000 and $572,000, for 2012, 2011, and 2010, respectively.

Stock-Based Compensation

We grant stock options and stock units from our 2011 Equity Incentive Plan, which provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance-based stock unit awards, and other stock awards to our employees, non-employee directors and consultants.

Under the fair value recognition provisions of the authoritative guidance for stock-based compensation awards, we measure the fair value of stock-based awards at the grant date and the fair value is recognized as expense over the requisite service period. The fair value of stock options is determined by a Black-Scholes option pricing model. We value stock unit awards based on the fair value of our common stock on the date that the stock unit award is granted. Stock-based compensation expense related to stock options and stock unit awards with only service conditions is recognized straight line over the requisite service period for the entire award. Stock-based compensation expense related to stock unit awards with performance-based conditions is recognized on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis). Additionally, we adjust the compensation expense over the service period based upon the expected achievement of the performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock option or stock unit awards are granted and revised, if necessary, in subsequent periods, if actual forfeiture rates differ from those estimates. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated on the basis of the weighted-average number of shares of common stock including the effect of the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Potential dilutive securities include outstanding stock options, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and stock issued pursuant to our Employee Stock Purchase Plan (“ESPP”).

The following table sets forth the basic and diluted (loss) earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share information):

	Years Ended December 31,
	2012 (1)	2011	2010
Numerator:
Net (loss) income	$(36,365)	$80,241	$90,961
Denominator:
Weighted average common shares	31,121	30,469	29,777
Effect of dilutive securities	0	632	347

Denominator for diluted (loss) earnings per share	31,121	31,101	30,124

(Loss) earnings per share:
Basic	$(1.17)	$2.63	$3.05

Diluted	$(1.17)	$2.58	$3.02

Anti-dilutive securities excluded from the computation of diluted earnings per share	797	163	934

(1)	Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported as their effect would be antidilutive. Thus, the denominator for diluted earnings per share is the same as weighted average common shares in periods when a net loss is reported.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes net (loss) income, foreign currency translation adjustments, net unrealized gains and losses on available-for-sale securities, net unrealized gains and losses on effective foreign currency forward exchange contracts, and net unrealized pension gains and losses. See the consolidated statements of comprehensive (loss) income for the effect of the components of comprehensive income (loss) to our net (loss) income.

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available- for-sale investments	Net unrealized gains (losses) on foreign currency forward exchange contracts	Unrealized pension gains (losses)	Accumulated other comprehensive loss
Balance, December 31, 2009	$(8,182)	$2	$62	$(162)	$(8,280)
Current period other comprehensive income	5,588	(10)	(62)	(117)	5,399

Balance, December 31, 2010	(2,594)	(8)	0	(279)	(2,881)
Current period other comprehensive loss	(8,400)	1	(971)	333	(9,037)

Balance, December 31, 2011	(10,994)	(7)	(971)	54	(11,918)
Current period other comprehensive income	(406)	83	559	(98)	138

Balance, December 31, 2012	$(11,400)	$76	$(412)	$(44)	$(11,780)

Concentrations of Risk and Related Uncertainties

Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, investments, and foreign exchange contracts receivable.

Cash and cash equivalents. We invest our excess cash in an effort to preserve capital, provide liquidity, maintain diversification and generate returns relative to our corporate investment policy and prevailing market conditions. We have not experienced any material losses in our cash and cash equivalents. The cash balances in financial institutions and cash equivalent securities that we hold are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of the financial institutions and securities and limit the risk by selecting financial institutions and securities with a strong relative credit rating. Cash equivalents as of December 31, 2012 and 2011 were $50.1 million and $39.7 million, respectively. We have established investment credit policies that focus on the credit quality of obligors, limit credit concentrations, encourage diversification and require periodic creditworthiness reviews.

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

Our customer base is disbursed among many geographic regions and is comprised largely of multinational companies. For geographic customer concentrations, see Note 15 “Segment and Geographic Information”. In 2012, 2011 and 2010, revenue from four customers accounted for 58%, 64% and 63% of our total revenue, respectively. In 2012 and 2011, certain customers comprised 43% and 55% of total receivables at December 31, 2012 and 2011, respectively. We expect that sales to these customers will continue to account for a substantial portion of our revenue. None of our customers are obligated to purchase a minimum number of our products in the aggregate or during any particular period. We can provide no assurance that any of our customers will continue to purchase our products at past or current levels. The loss of business from any of these customers would have a material adverse effect on our operating results, financial condition, and cash flows.

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

EUV Technology Development Risk. We are investing significant financial and other resources to develop EUV source technology for chip manufacturing. These expenditures are reflected in our research and development expenses in our consolidated statements of operations, as well as inventory and property, plant and equipment in our consolidated balance sheets. As of December 31, 2012, we have inventory of $93.3 million and property, plant and equipment of $71.5 million related to development of EUV source technology. Although we have customer orders for our EUV sources, if the EUV technology development is not successful, the value of our inventory and property, plant and equipment could be impaired.

Recently Adopted Accounting Standards

In June 2011, the FASB issued amended standards to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that we present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued additional guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. These new standards were effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. These amended standards affected the presentation of other comprehensive income but did not affect our financial position or results of operations.

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

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended December 31, 2012 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 7, “Derivative Instruments and Hedging Activities.” Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2012	Fair Value Measurements at Reporting Date Using:
Assets:		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$50,144	$29,678	$20,466	$0
Short-term investments:
Corporate debt securities	80,464	0	80,464	0
U.S. government securities	35,159	0	35,159	0
Commercial paper	32,385	0	32,385	0
Certificates of deposit	1,303	0	1,303	0
Long-term investments:
Corporate debt securities	8,038	0	8,038	0
U.S. government securities	13,729	0	13,729	0

	$221,222	$29,678	$191,544	$0

Liabilities:
Foreign currency forward exchange contracts (2)	$3,123	$0	$3,123	$0

	$3,123	$0	$3,123	$0

	December 31, 2011	Fair Value Measurements at Reporting Date Using:
Assets:		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Cash equivalents	39,710	26,190	13,520	0
Short-term investments:
Corporate debt securities	74,170	0	74,170	0
U.S. government securities	27,226	0	27,226	0
Commercial paper	10,070	0	10,070	0
Municipal bonds	7,246	0	7,246	0
Certificates of deposit	6,000	0	6,000	0
Long-term investments:
Corporate debt securities	51,060	0	51,060	0
U.S. government securities	22,751	0	22,751	0
Foreign currency forward exchange contracts (3)	371	0	371	0

	238,604	26,190	212,414	0

Liabilities:
Foreign currency forward exchange contracts (4)	1,902	0	1,902	0

	1,902	0	1,902	0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	$2.6 million is included in other current liabilities and $486,000 is included in other liabilities on the accompanying consolidated balance sheets.
(3)	Included in other current assets on the accompanying consolidated balance sheets.
(4)	Included in other current liabilities on the accompanying consolidated balance sheets.

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

We develop, manufacture and market our products within two reportable operating segments, light source products and display products. Our light source products operating segment designs, manufactures and sells light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. Our display products business, which was discontinued in January 2013, developed, integrated, marketed, and supported silicon crystallization tools used in the manufacture of displays. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events”.

We test for goodwill impairment at the reporting unit level, which are the same as our operating segments. All of our goodwill is associated with our light source products reporting unit, and we determine the fair value of this reporting unit, when required, based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the year ended December 31, 2012. Historically, the fair value of our light source products reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. In the fourth quarter of 2012, lack of demand for our display products triggered an asset impairment test associated with our display products business. The impairment test resulted in a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools. For further discussion, see Note 15 “Segment and Geographic Information” and Note 18 “Subsequent Events”. There were no indicators of impairment of our long-lived assets during 2011 and 2010.

3. Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments at December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$84,516	$0	$0	$84,516
Cash equivalents:
Money market funds	19,678	0	0	19,678
Certificate of deposits	10,000	0	0	10,000
Commercial paper	17,462	0	0	17,462
Corporate debt securities	3,004	0	0	3,004

Total cash and cash equivalents	$134,660	$0	$0	$134,660

Short-term investments:
Corporate debt securities	80,394	72	(2)	80,464
U.S. government securities	35,138	21	0	35,159
Commercial paper	32,384	1	0	32,385
Certificates of deposit	1,303	0	0	1,303

Total short-term investments	$149,219	$94	$(2)	$149,311

Long-term investments:
Corporate debt securities	8,017	21	0	8,038
U.S. government securities	13,718	25	(14)	13,729

Total long-term investments	$21,735	$46	$(14)	$21,767

Total cash, cash equivalents and investments	$305,614	$140	$(16)	$305,738

Cash, cash equivalents and investments at December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$85,317	$0	$0	$85,317
Cash equivalents:
Money market funds	6,189	0	0	6,189
Certificate of deposits	20,001	0	0	20,001
Municipal bonds	1,020	1	0	1,021
Corporate debt securities	12,499	0	0	12,499

Total cash and cash equivalents	$125,026	$1	$0	$125,027

Short-term investments:
Corporate debt securities	74,189	12	(31)	74,170
U.S. government securities	27,219	7	0	27,226
Commercial paper	10,070	0	0	10,070
Municipal bonds	7,248	0	(2)	7,246
Certificates of deposit	6,000	0	0	6,000

Total short-term investments	$124,726	$19	$(33)	$124,712

Long-term investments:
Corporate debt securities	51,064	49	(53)	51,060
U.S. government securities	22,745	8	(2)	22,751

Total long-term investments	$73,809	$57	$(55)	$73,811

Total cash, cash equivalents and investments	$323,561	$77	$(88)	$323,550

The contractual maturities of our cash equivalents and investments at December 31, 2012 were as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$199,363	$199,455
Due after one year to two years	21,735	21,767

	$221,098	$221,222

We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at December 31, 2012.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2012	2011
Trade	$110,557	$120,767
Other	3,193	3,405

Subtotal	113,750	124,172
Allowance for doubtful accounts	(501)	(202)

	$113,249	$123,970

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$92,637	$69,367
Work-in-progress	57,069	40,192
Finished goods	109,830	112,181

	$259,536	$221,740

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land	$10,303	$10,270
Building	93,209	89,498
Building improvements	32,603	25,203
Furniture and equipment	105,619	98,932
Capitalized light sources	81,695	65,223
Leasehold improvements	2,612	1,478
Construction in process	39,618	12,465

	$365,659	$303,069
Accumulated depreciation	(196,607)	(184,054)

	$169,052	$119,015

Depreciation expense totaled $25.0 million, $17.6 million, and $18.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Buy/Sell:	December 31, 2012
Japanese Yen/U.S. Dollar	$5,500
U.S. Dollar/South Korean Won	$47,000
U.S. Dollar/Taiwanese Dollars	$21,000
Euros/U.S. Dollar	$57,271

The fair value of all of our forward contracts totaled to a liability of $3.1 million and $1.5 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the deferred loss, net of tax, for those that qualified for hedge accounting treatment was $412,000, of which $323,000 will be reclassified from accumulated other comprehensive loss into earnings at the then- current values over the next twelve months as the underlying hedged transactions occur.

The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$807	$3	Other current liabilities	$25	$1,446

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	256	686	Other current liabilities	3,675	774

		$1,063	$689	Other liabilities	486	0

					$4,186	$2,220

The effect of derivative instruments on our consolidated statements of operations and other comprehensive (loss) income (“OCI”) was as follows (in thousands):

		Years Ended December 31,
Derivatives designated as hedging instruments:	Location in financial statements	2012	2011	2010
Gain (loss) recognized in OCI on derivative (effective portion)	OCI	$901	$(1,566)	$(104)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Cost of revenue	$69	$(54)	$(967)
(Loss) gain recognized in income on derivatives
(ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenue	$(261)	$(125)	$25
(Loss) gain recognized in income on derivatives
(ineffective portions from hedging relationship) (2)	Foreign currency exchange (loss) gain	$(2)	$0	$0
Derivatives not designated as hedging instruments:
(Loss) gain recognized in income on derivatives	Foreign currency exchange (loss) gain	$(2,447)	$2,384	$(4,965)

(1)	The amount represents the (loss) gain recognized in income on the amount of the hedging relationship excluded from effectiveness testing.
(2)	The amount represents the loss recognized in income related to the ineffective portion of a hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of December 31, 2012, we did not have any credit exposure from nonperformance of foreign exchange hedging counterparties.

8. Goodwill and Intangible Assets

Goodwill

The following table provides the changes in the carrying amount of goodwill for our light source products segment during the year ended December 31, 2012 (in thousands):

	December 31,
	2012	2011
Balance at January 1	$16,792	$8,833
Goodwill recorded in connection with acquisition of eDiag	0	8,483
Foreign currency translation impact	711	(524)

Balance at December 31	$17,503	$16,792

Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		December 31, 2012				December 31, 2011
	Useful life (years)	Gross	Accumulated Amortization	Foreign Currency Impact	Net Book Value	Gross	Accumulated Amortization	Foreign Currency Impact	Net Book Value
Patents	5-16	$10,866	$(4,602)	$0	$6,264	$10,866	$(3,882)	$0	$6,984
Developed Technology (1)	5	3,464	(1,232)	221	2,453	3,464	(546)	26	2,944

		$14,330	$(5,834)	$221	$8,717	$14,330	$(4,428)	$26	$9,928

(1)	The developed technology was recorded in connection with the acquisition of eDiag.

Intangible assets that are determined to have definite lives are amortized on a straight-line basis over their estimated useful lives, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. The expected useful life of our patents can vary depending on the nature of the technology and their remaining useful life. Amortization expense associated with our intangible assets was $1.4 million, $1.3 million and $682,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Amortization expense related to intangible assets at December 31, 2012 for the next five years and thereafter is expected to be as follows (in thousands):

2013	$1,474
2014	1,470
2015	1,470
2016	904
2017	710
Thereafter	2,689

Total	$8,717

9. Other Balance Sheet Details

Details of other assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Other current assets:
Prepaids and other	$39,068	$28,158
Income taxes receivable	1,490	7,072
Foreign exchange contracts receivable	0	371

	$40,558	$35,601

	December 31,
	2012	2011
Other current liabilities:
Accrued payroll and benefits	$11,846	$27,411
Accrued warranty	7,202	9,870
Income taxes payable	11,088	2,680
Other	11,283	9,658

	$41,419	$49,619

	December 31,
	2012	2011
Other liabilities:
Accrued income taxes	$8,444	$12,369
Other	14,990	$14,886

	$23,434	$27,255

10. Equity

Stock Award Plans

We have the following equity incentive plans or incentive programs that include equity based awards:

2011 Equity Incentive Plan (the “Incentive Plan”)

In May 2011, at our annual meeting of stockholders, our stockholders approved the Incentive Plan, which replaced our 2005 Equity Incentive Plan (the “2005 Plan”). The Incentive Plan provides for the issuance of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, non-employee directors and consultants. Stock options granted under the Incentive Plan have an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted generally vest one to three years from the date of grant. We also grant performance-based restricted stock unit awards to our executive officers and certain key management. The number of shares granted is subject to increase or decrease based on actual performance against performance measures approved by the Compensation Committee of our Board of Directors. Following the date approved by our stockholders, any shares available for issuance under our 2005 Plan became available for issuance under the Incentive Plan, and any outstanding stock awards that terminate or expire under the 2005 Plan that would have reverted to the share reserve of the 2005 Plan will become available for issuance under the Incentive Plan. The number of shares available for grant under the Incentive Plan was 1,524,337 at

December 31, 2012. Awards and options to purchase 857,933 shares were outstanding under this plan as of December 31, 2012.

2005 Plan

The 2005 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonus awards, stock purchase awards, stock unit awards, performance-based stock unit awards, and other stock awards to our employees, non-employee directors and consultants. Stock options granted under the 2005 Plan had an exercise price at least equal to the fair market value of our common stock on the dates of grant, expire no more than ten years from the date of grant, and generally vest ratably over a four-year period following the date of grant. Restricted stock unit awards granted generally vest one to three years from the date of grant. We also granted performance-based restricted stock unit awards to our executive officers and certain key management. The 2005 Plan was terminated in May 2011 with the stockholders’ approval of the Incentive Plan. Awards and options to purchase 1,061,460 shares were outstanding under this plan as of December 31, 2012.

2000 Equity Incentive Plan (the “2000 Plan”)

The 2000 Plan provided for the grant of options to our employees or consultants who were neither directors nor officers. The exercise prices of the options granted under the 2000 Plan were equal to the fair market value of our common stock on the dates of grant. Options issued under the 2000 Plan expire ten years after the options were granted and generally vest ratably over a four-year period following the date of grant. The 2000 Plan was terminated in May 2005 with the stockholders’ approval of the 2005 Plan. Options to purchase 57,045 shares were outstanding under this plan as of December 31, 2012.

1996 Stock Option Plan (the “1996 Plan”)

The 1996 Plan provided for the grant of incentive stock options to our employees and nonqualified stock options to our employees, directors and consultants. The exercise prices of options granted under the 1996 Plan were at least equal to the fair market value of our common stock on the dates of grant. Options issued under the 1996 Plan expire five to ten years after the options were granted and generally vest ratably over a four-year period following the date of grant. The 1996 Plan was terminated in May 2005 with the stockholders’ approval of the 2005 Plan. Options to purchase 103,730 shares were outstanding under this plan as of December 31, 2012.

Stock Options, Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards

A summary of the stock award activity under our equity incentive plans is as follows:

Stock options	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2012	1,177	$36.15
Granted	5	59.82
Exercised (1)	(325)	34.61
Forfeited	(19)	49.63
Expired	(43)	47.50

Balance at December 31, 2012	795	$36.01	3.85	$42.3

Exercisable at December 31, 2012	787	$35.94	3.80	$42.9

Vested and expected to vest at December 31, 2012	735	$35.52	3.48	$40.4

RSUs	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2012	754	$44.35
Granted	515	49.91
Vested (1)	(327)	40.84
Forfeited	(59)	44.82

Nonvested at December 31, 2012	883	$46.62	1.00	$79.8

Expected to vest at December 31, 2012	816	$46.62	0.98	$73.8

PRSUs	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2012 (2)	469	$36.15
Granted (2)	222	51.07
Vested (1)	(191)	36.15
Forfeited/Cancelled	(98)	37.89

Nonvested at December 31, 2012 (2)	402	$40.34	1.12	$36.3

Expected to vest at December 31, 2012 (2)	376	$40.34	0.82	$34.0

(1)	During the year ended December 31, 2012, a select number of vested stock options, RSUs and PRSUs were net-share settled. For employee RSUs and PRSUs, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. For board member stock options, we withheld shares to cover the value of the exercise price on the date of exercise and withheld shares equal to approximately 40% of the difference between the exercise price and the fair market value on the date of exercise. For board member RSUs, we withheld shares equal to approximately 40% of the value of the shares covered by the RSU. We remitted the equivalent cash amount for the shares withheld from board members, except those withheld from stock options to cover the value of the exercise price on the date of exercise, directly to the board member. The total stock options, RSU and PRSU shares withheld were 19,650, 37,904 and 42,260, respectively, and were based on the value of the stock options on their exercise date and the RSUs and PRSUs on their respective release dates, as determined by our closing stock price on such dates. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of their release.
(2)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share, revenue, and net income targets. The shares, if any, will be issued following the end of the applicable performance period.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $13.82, $14.84, and $9.84 per share, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2012, 2011 and 2010 was $49.91, $49.53, and $31.82 per share, respectively. The weighted-average grant-date fair value of PRSUs granted during the years ended December 31, 2012, 2011 and 2010 was $51.07, $50.63, and $31.66 per share, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $9.6 million, $7.5 million, and $3.1 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $21.2 million, $8.3 million, and $3.9 million, respectively. The total fair value of PRSUs vested during the years ended December 31, 2012 and 2011 was $13.4 million, and $6.7 million, respectively. No PRSUs vested in 2010.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2012, 2011, and 2010 was $10.3 million, $15.5 million, and $8.8 million, respectively. In connection with these exercises, the excess tax benefit recognized by us for the years ended December 31, 2012, 2011, and 2010 was $8.1 million, $4.0 million, and $2.1 million, respectively. Payments related to the net share settlement of equity awards for the year ended December 31, 2012 was $7.8 million, which is reflected as a financing activity within the consolidated statements of cash flows. We settle employee stock option exercises and RSU and PRSU releases with newly issued shares of our common stock.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	$1,892	$1,568	$480
RSUs	16,966	10,258	4,970
PRSUs	7,887	6,292	5,153

Stock-based compensation expense, before income taxes	26,745	18,118	10,603
Related income tax benefit	(9,712)	(6,618)	(3,890)

Stock-based compensation expense, net of income taxes	$17,033	$11,500	$6,713

As of December 31, 2012, the unamortized compensation expense related to outstanding unvested options, RSUs and PRSUs was $704,000, $26.5 million, and $6.8 million, respectively, and is expected to be recognized over a weighted-average period of 2.22, 1.86, and 1.12 years, respectively.

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

The following weighted average assumptions were used for valuing our stock options granted:

	Years Ended December 31,
	2012	2011	2010
Volatility rate	41%	41%	44%
Risk free interest rate	0.27%	1.57%	1.93%
Expected term (in years)	2.0	2.95	3.05

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

In November 2012, the board of directors approved modifications for certain of the board of directors’ RSUs and certain board of director stock options. The modification for the RSUs provided at the election of the director to sell to the company a whole number of shares of common stock equal to approximately 40% of the shares covered by the RSU. The modification to the stock options provided at the election of director to exercise the option pursuant to a net exercise arrangement and/or sell to the company a whole number of shares of common stock to approximately 40% of the difference between the exercise price and the fair market value on the date of exercise. On December 13, 2012, certain directors elected for the release of their RSUs and the exercise of stock options according to these modifications. As a result of these modifications, the RSU and stock option awards classifications were changed from equity awards to liability awards and resulted in incremental compensation expense equal to the increase in the fair value of the award on the settlement date over the fair value of the award on the grant date. The incremental stock compensation expense for the RSUs and stock options was $677,000 and $1.2 million, respectively.

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 95% of the fair market value of our common stock at the end of the purchase period.

The number of shares issuable under the ESPP as of December 31, 2012 was 226,668. Because our ESPP is a non-compensatory plan as defined by the authoritative guidance for stock compensation, no stock-based compensation expense is recorded for our ESPP. The total cash received from employees as a result of ESPP shares issued during the year ended December 31, 2012, 2011, and 2010 was $976,000, $792,000, and $632,000, respectively.

Stock Repurchase Programs

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the years ended December 31, 2012 and 2011, no shares were repurchased and during the year ended December 31, 2010, we repurchased 560,000 shares for $19.3 million under this program. As of December 31, 2012, $57.8 million remain available under this program for repurchases. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

11. Income Taxes

The components of (loss) income before income taxes and income tax (benefit) expense are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
(Loss) income before income taxes:
U.S.	$(55,020)	$98,020	$110,714
Foreign	11,729	10,414	10,370

	$(43,291)	$108,434	$121,084

	Years Ended December 31,
	2012	2011	2010
Current income tax expense :
Federal	$14,356	$29,963	$7,997
State	146	567	(222)
Foreign	3,239	6,592	9,741

	$17,741	$37,122	$17,516

Deferred income tax (benefit) expense :
Federal	$(41,101)	$(6,059)	$19,761
State	15,558	(182)	(667)
Foreign	876	(2,688)	(6,339)

	$(24,667)	$(8,929)	$12,755

Income tax (benefit) expense	$(6,926)	$28,193	$30,271

The following schedule reconciles the difference between the U.S. federal income tax (benefit) expense at the statutory rate (35%) to our income tax (benefit) expense (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax (benefit) expense at U.S. federal statutory rate	$(15,152)	$37,952	$42,379
Effect of foreign operations taxed at various rates	(315)	308	(3,177)
State income (benefit) taxes, net of federal benefit	450	187	(811)
Federal manufacturing benefit	(1,157)	(2,911)	(2,758)
Research and other federal tax credits	0	(3,808)	(6,367)
Reduction in unrecognized tax benefit	(1,200)	(4,772)	(2,263)
Change in valuation allowance	15,126	0	2,504
Write-off of investments in foreign subsidiary	(8,190)	0	0
Merger related costs	3,112	0	0
Other	400	1,237	764

Income tax (benefit) expense	$(6,926)	$28,193	$30,271

Effective tax rate	16.0%	26.0%	25.0%

The American Taxpayer Relief Act of 2012, which retroactively reinstated the U.S. federal research and development tax credit from January 1, 2012 through December 31, 2013, was enacted into law on January 2, 2013. Therefore, in the first quarter of the 2013, we will recognize a benefit of approximately $5.5 million relating to U.S. research and development tax credits generated in the 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Reserves and accruals not currently deductible	$37,153	$18,869
Difference between book and tax basis of inventory	33,890	10,862
Tax carryforwards	17,090	17,050
Foreign deferred tax assets	15,937	20,138
Difference between book and tax basis of property and equipment	3,644	0

Total deferred tax assets	107,714	66,919
Valuation allowance for deferred tax assets	(18,751)	(4,788)

Deferred tax assets, net of valuation allowance	$88,963	$62,131

Deferred tax liabilities:
Difference between book and tax basis of property and equipment	$0	$(2,211)

Net deferred tax assets	$88,963	$59,920

Reported as:
Current deferred tax assets	$72,948	$26,963
Non-current deferred tax assets	16,906	34,591
Current deferred tax liabilities	(186)	(171)
Non-current deferred tax liabilities	(705)	(1,463)

Net deferred tax assets	$88,963	$59,920

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. The valuation allowance as of December 31, 2012 includes allowances of $15.2 million against our deferred tax asset for California research and development tax credit carryforwards. Due to changes in California’s income apportionment rules, which were enacted in the fourth quarter of 2012 and will become effective January 1, 2013, we believe that it is more likely than not that the results of future operations will not generate sufficient taxable income in California to realize these benefits; therefore, a valuation allowance was provided for these assets.

We also have a deferred tax asset of $1.7 million related to foreign net operating loss carryforwards in our display products business and a deferred tax asset of $1.9 million related to capital loss carryforwards. We have full valuation allowances against these deferred tax assets as we believe it is more likely than not that we will not generate sufficient taxable income to utilize the foreign net operating loss carryforwards or sufficient capital gains to utilize the capital loss carryforwards after consideration of our tax planning strategies.

The following is a reconciliation of the amount of gross unrecognized tax benefits (in thousands):

	December 31,
	2012	2011
Balance at January 1	$22,754	$24,294
Additions based on tax positions related to the current year	3,944	3,426
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	(1,619)	(194)
Reductions for settlements and effective settlements with taxing authorities	(5,677)	0
Reductions for lapsing of the statute of limitations	(523)	(4,772)

Balance at December 31	$18,879	$22,754

Included in the balance of unrecognized tax benefits at December 31, 2012 is $8.4 million of net tax benefits that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to uncertain tax positions in our income tax expense. As of December 31, 2012 and 2011, respectively, we had approximately $1.5 million and $2.2 million of accrued interest and penalties related to uncertain tax positions. During the years ended December 31, 2012, 2011, and 2010, we recorded interest and penalties, of $232,000, $231,000 and $250,000, respectively. In the first quarter of 2013, we expect to reduce the balance of unrecognized tax benefits by $4.6 million due to the expiration of a statute of limitations.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2008 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions.

We have benefited from a tax holiday in Korea where we manufacture certain of our replacement parts. The tax holiday, which expired at the end of 2012, was awarded by Korea’s Ministry of Finance and Economy to promote capital investment in certain qualified high-technology businesses. The holiday provided exemption from corporate income tax of 100% of eligible income from 2003 through 2009 and of 50% of eligible income from 2010 through 2012. Since inception, the tax holiday has provided tax benefits to us totaling $5.1 million. Tax benefits provided by the tax holiday totaled $366,000 and $51,000 for the years ended December 31, 2012 and 2011, respectively. There was no tax benefit provided by the tax holiday in 2010.

It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, we have not provided U.S. federal income and foreign withholding taxes on $84.0 million of undistributed earnings from non-U.S. operations as of December 31, 2012. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

12. Employee Benefit Plans

Defined Benefit Plans

We provide a defined benefit pension plan for a substantial portion of our employees at our Japan subsidiary. Benefits under the plan are based upon years of service and compensation levels. The plan is an unfunded plan and includes no plan assets. We accrue for the unfunded portion of the benefit obligation. The assumptions used in calculating the obligation for this plan depend on the local economic environment.

Our Korean subsidiary terminated their pension plan in July 2011. Plan assets were distributed to participants on or before August 30, 2011. Prior to its termination, our Korean subsidiary maintained a trust fund with a life insurance company, which is a guaranteed investment product and heavily regulated by the Korean government. All of the pension plan assets were held in a Variable Rate Guaranteed Investment Fund. These pension plan assets were recorded based on the total amount contributed plus any compounded and accrued interest. There were no other categories of pension plan assets. The vast majority of pension plan assets, as well as a minimum rate of return, were guaranteed by the Korean government. In connection with the termination of our Korean subsidiary pension plan during the year ended December 31, 2011, we recognized a curtailment loss of $222,000 related to the settlement of projected benefit obligations.

At December 31, 2012 and 2011, the liability recognized related to the projected benefit obligation was $3.1 million and $2.9 million, respectively. Net period costs were $364,000, $883,000 and $622,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average discount rate used to estimate the projected benefit obligation as of December 31, 2012 and 2011 was 1.00% and 1.25%, respectively, and the weighted-average compensation increase was 2.5% and 5.0%, respectively. Our estimated benefit payments for each of the next ten years will be $210,000, $219,000, $231,000, $239,000 and $249,000, respectively in 2013 through 2017, and an aggregate of $1.5 million for years 2018 through 2022.

The recognition of the unfunded status on the balance sheet requires employers to recognize actuarial gains and losses as a component of other comprehensive income (loss). We recorded the unrecognized actuarial gains and losses included in our pension plans in other comprehensive income (loss). The total amount recorded in accumulated other comprehensive income (loss) after taxes was an unrecognized actuarial loss of $44,000 for the year ended December 31, 2012, an unrecognized actuarial gain of $54,000 for the year ended December 31, 2011, and an unrecognized actuarial loss of $279,000 for the year ended December 31, 2010.

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

We matched defined contribution participant amounts of $2.9 million, $2.5 million, and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Executive Deferred Compensation Plan

We have an executive deferred compensation plan for key management level employees in which the employee may elect to defer receipt of current compensation from us in order to provide retirement and other benefits on behalf of such employee backed by company owned life insurance policies. This plan is intended to be an unfunded, nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. The cash surrender value of the company owned life insurance policies totaled $6.0 million and $4.9 million as of December 31, 2012 and 2011, respectively, and is included in other assets in the consolidated balance sheets. Our liability for the deferred compensation plan totaled $6.3 million and $5.2 million as of December 31, 2012 and 2011, respectively, and is included in other liabilities in the consolidated balance sheets. Compensation expense under the plan totaled $430,000, $576,000 and $123,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Commitments and Contingencies

Leases

We lease certain facilities under non-cancelable operating leases. The lease terms on these facilities are through December 2017 and provide for certain rent abatements and minimum annual increases and options to extend the terms. In addition, we have a land lease in Korea with a lease term that expires in December 2020. This land lease is exempt from lease payments because the building meets certain investment and operational criteria of the Korean government.

Building rent expense under operating leases is recognized on a straight-line basis over the life of the related lease. Rent expense includes payments for building rent, utilities and services. For the years ended December 31, 2012, 2011, and 2010, rent expense totaled approximately $2.5 million, $2.4 million and $2.3 million, respectively.

Total future minimum lease commitments under operating leases are as follows (in thousands):

2013	$2,049
2014	1,643
2015	1,237
2016	719
2017	628

$6,276

We had capital lease obligations of $654,000 as of December 31, 2012. Capital lease obligations expire at various dates, with the latest maturity in 2015. The current portion of the total obligation of $354,000 is included in other current liabilities and the remaining long-term portion of $300,000 is included in other long-term liabilities on the consolidated balance sheets. Assets held under capital leases are included in net property, plant and equipment on the consolidated balance sheets.

Total future minimum lease commitments under capital leases are as follows (in thousands):

2013	$431
2014	231
2015	44

Total future minimum lease payments	$706
Less amount representing interest	(52)

Present value of future minimum lease payments	$654

Guarantees and Warranties

We record a provision for warranty, which is included in cost of revenues and is recorded at the time that the related revenue is recognized. The warranty period and terms for light sources and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as EUV sources and silicon crystallization tools, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following table provides the changes in the product warranty accrual (in thousands):

	Years Ended December 31,
	2012	2011
Balance at January 1	$9,870	$11,050
Accruals for warranties issued during the year	7,651	13,199
Changes in liability related to pre-existing warranties	(5,005)	(10,944)
Warranty expenditures (1)	(5,314)	(3,435)

Balance at December 31	$7,202	$9,870

(1)	Warranty expenditures are net of consumed parts returned of $1.4 million and $1.5 million, respectively, for the years ended December 31, 2012 and 2011.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of December 31, 2012, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

Employment Contracts

We have employment contracts with five officers and key management under which severance payments would become payable after a change in control in the event of specified terminations without cause or terminations under certain circumstances. In addition, vesting of stock-based compensation would accelerate upon the occurrence of the requisite triggers. If severance payments under the current employment agreements were to become payable, the individual severance payments, as of December 31, 2012, would range from $429,000 to $2.9 million, and total severance payments for all five individuals would be $7.3 million.

Indemnifications

We have entered into separate indemnification agreements with our executive officers, certain key employees and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individuals in connection with any action arising out of such individuals’ status or service as our executive officers or directors (subject to exceptions such as where the individuals failed to act in good faith or in a manner the individuals reasonably believed to be in or not opposed to the best interests of Cymer) and to advance expenses when such individuals may be entitled to indemnification by us. Other than the pending purported class action litigation discussed under “Litigation” below, there are no pending legal proceedings that involve the indemnification of any of our directors or officers.

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

Commitments and Contingencies Related to Merger with ASML.

Merger Related Fees

Pursuant to an engagement letter between us and Goldman Sachs & Co., we have agreed to pay Goldman Sachs & Co. a transaction fee based on a percentage of the aggregate consideration to be paid pursuant to the Merger Agreement. As of January 2, 2013, such fee is estimated to be approximately $34.5 million, based on the closing price of ASML ordinary shares for the five trading days ending January 2, 2013, $6.0 million of which was paid upon execution of the Merger Agreement and the remainder of which is payable immediately prior to closing of the Merger. Through December 31, 2012, we have recorded an additional $2.8 million in fees to other service providers relating to the Merger, and will owe an additional $1.6 million for this time period contingent upon closing of the Merger. During the year ended December 31, 2012, we recorded total expenses related to the Merger of $8.8 million.

2012 Short Term Incentive Plan and Profit Sharing Program Payments

During 2012, we did not meet our performance targets under our bonus and profit sharing plan and, therefore, did not have any amounts accrued at December 31, 2012. Pursuant to the Merger Agreement, we will pay 2012 annual bonuses and profit sharing on the closing date of the Merger. Each employee in good standing as of the closing date will be entitled to receive 50% of their 2012 target short term incentive plan bonus award or 50% of their target profit sharing award. The estimated total amount of such bonuses and profit sharing is approximately $12.0 million, and will be paid only if the Merger is completed.

Termination Fee

If the Merger Agreement is terminated, depending upon the reason for terminating the Merger Agreement, we may be required to pay ASML a termination fee of $75.0 million.

Accelerated Vesting Rights

Pursuant to the Merger Agreement, unvested options and RSUs held by our outside directors will be cashed-out at closing of the Merger. This will accelerate the vesting of these options and RSUs and result in additional stock-based compensation expense of up to $772,000, depending on the closing date of the Merger.

Litigation

On October 29, 2012, a putative shareholder class action complaint was filed against Cymer, the Cymer Board, ASML, Holdco, Merger Sub and Merger Sub 2 in the District Court of Clark County, Nevada, captioned Jerome v. Cymer, Inc. et al., Case No. A-12-671009-C (Eighth Judicial Dist. Clark County, Nevada), challenging the Merger and seeking, among other things, compensatory damages, attorneys’ and experts’ fees and injunctive relief concerning the alleged breaches of fiduciary duty and to prohibit the defendants from consummating the Merger. The plaintiff subsequently amended the complaint on November 28, 2012.

The lawsuit generally alleges, among other things, that the Merger Agreement was reached through an unfair process, that the Merger consideration is inadequate, that the Merger Agreement unfairly caps the price of Cymer common stock, that the Merger Agreement’s “no solicitation” provision and other deal protection devices have precluded other bidders from making successful competing offers for Cymer, and that the preliminary proxy statement/prospectus filed in connection with the Merger contains material misstatements and/or omissions. The lawsuit alleges that ASML aided and abetted the alleged breaches of fiduciary duties.

On December 31, 2012, the parties entered into a memorandum of understanding to settle the lawsuit. While the defendants believe that the lawsuit is without merit, in order to eliminate the burden, expense and uncertainties inherent in further litigation, the defendants have agreed, as part of the memorandum of understanding and without admitting to the validity of any allegations made in the lawsuit, to make certain additional disclosure requested by the plaintiff in the proxy statement/prospectus filed in connection with the Merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including certain confirmatory discovery and court approval following notice to our stockholders. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (other than claims to enforce the settlement). In addition, the memorandum of understanding contemplates that, if the Merger is consummated and if the settlement is approved, Cymer or its successor shall be responsible for any attorneys’ fees of the plaintiff that may be awarded by the District Court of Clark County, Nevada. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the District Court of Clark County, Nevada will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

We do not expect the outcome of this lawsuit to have a material effect on our operating results, financial condition and cash flow.

14. Related Party Transactions

We did not have any related party transactions in 2012 or 2011. During 2010, we engaged Exponent, Inc., to perform a one-time component reliability analysis for a fee of $164,000. A member of our board of directors and member of Exponent’s board of directors, served as an executive officer of Exponent until he retired from his executive chairman role at Exponent on June 3, 2010.

15. Segment and Geographic Information

Operating segments are defined as components of a public entity which engage in business activity which may earn revenues and incur expenses and its operating results are reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. We develop, manufacture and market our products within two reportable operating segments: light source products and display products. Our light source products operating segment primarily designs, manufactures and sells light sources and installed base products for use in photolithography systems used in the manufacture of semiconductors. Our display products operating segment developed, integrated, marketed and supported silicon crystallization tools used in the manufacture of high-resolution LTPS – LCD and OLED displays. Our CODM is our chief operating officer who reviews the operations and full financial statements of our light source products and display products operating segments on a quarterly basis. Our CODM uses this information in order to make decisions on resources needed for our light sources and display products businesses and to assess the overall performance of these businesses. The accounting policies to derive our consolidated financial results are the same as those used for our segment reporting.

In the fourth quarter of 2012, we evaluated the demand for our display products business. Based on this evaluation, we determined that the carrying value of the assets in the display products business required adjustments, as discussed below. In January 2013, we decided to discontinue new product development in the display products business. For further discussion, see Note 18 “Subsequent Events”.

Information related to our operating segments is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue:
Light source products	$531,967	$591,437	$529,609
Display products (1)	6,658	2,775	4,600

	$538,625	$594,212	$534,209

Operating (loss) income:
Light source products	$44,295	$124,379	$132,875
Display products (1)	(86,850)	(16,800)	(11,759)

	$(42,555)	$107,579	$121,116

Total assets:
Light source products	$1,007,749	$885,426	$775,391
Display products (2)	15,481	42,318	11,940

	$1,023,230	$927,744	$787,331

(1)	Reflects a $48.2 million write-down of inventory, a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools and an accrual of $12.2 million for firm purchase commitments for inventory and equipment associated with the discontinuance of new product development in the display products business.
(2)	Reflects a $48.2 million write-down of inventory and a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools associated with the discontinuance of new product development in the display products business.

Revenue by product in each of our operating segments is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Light source products:
DUV	$137,185	$208,333	$191,625
EUV	23,125	22,250	0
Installed base products	371,657	360,854	337,984

	$531,967	$591,437	$529,609

Display products:
Silicon crystallization tools	$6,658	$2,775	$3,999
Installed base products	0	0	601

	$6,658	$2,775	$4,600

	$538,625	$594,212	$534,209

Geographic Information

Sales to external customers and long-lived assets, classified by geographic location, are as follows (in thousands):

	Sales to External Customers (1)	Long-lived Assets (2)
2012
U.S (3)	$180,117	$161,927
Japan	107,815	934
Korea	103,942	4,314
Taiwan	63,229	834
Other Asia (China and Singapore)	55,543	498
Europe	27,979	545

	$538,625	$169,052

2011
U.S (3)	$264,881	$113,768
Japan	100,931	931
Korea	97,105	3,573
Taiwan	59,498	282
Other Asia (China and Singapore)	38,966	238
Europe	32,831	223

	$594,212	$119,015

2010
U.S (3)	$210,837	$97,531
Japan	107,006	311
Korea	86,944	2,383
Taiwan	57,627	150
Other Asia (China and Singapore)	37,729	4,109
Europe	34,066	221

	$534,209	$104,705

(1)	Sales to external customers consist of sales generated from each of the geographic locations. All significant intercompany balances are eliminated in consolidation.
(2)	Long-lived assets include property, plant and equipment attributed to the geographic location in which they are located.
(3)	Sales generated from the United States include sales of light sources to ASML, located in the Netherlands, as transfer of title occurs in the United States.

We expect that sales in these geographic areas will continue to account for a substantial portion of our revenue. The loss of business from any of these regions would have a material adverse effect on our operating results, financial condition, and cash flows.

Customers’ concentrations with revenues attributable to our light source products operating segments are as follows:

	Years Ended December 31,
	2012	2011	2010
ASML Holding N.V.	23%	35%	30%
Nikon Corporation	13%	11%	15%
SK Hynix, Limited	11%	8%	8%
Samsung Electronics Co.	11%	10%	10%

16. Acquisition

On April 1, 2011, we acquired all of the outstanding equity of eDiag, a privately held company based in Seoul, Korea. We acquired eDiag for consideration totaling $15.0 million payable in cash, with $6.0 million paid on April 1, 2011, $3.0 million paid on April 1, 2012 and $3.0 million payable on each of April 1,2013 and 2014. Additionally, we entered into a services agreement with the president and previous majority stockholder of eDiag that pays him $2.5 million on April 1, 2015 and $2.5 million on April 1, 2016, if he continues his employment with us through those dates. The payments under the services agreement are being recorded as bonus expense over the respective service periods.

The excess purchase price over fair value of net assets acquired was recorded as goodwill and identifiable assets consisting of developed technology were recorded at fair value. For further discussion, see Note 8, “Goodwill and Intangible Assets”.

17. Quarterly Financial Data (Unaudited)

The table below includes quarterly data (in thousands, except per share data):

	Year Ended December 31, 2012
	1st	2nd	3rd	4th	Total
Revenues	$150,498	$149,312	$131,478	$107,337	$538,625
Gross profit	$75,501	$78,793	$71,788	$(3,653)	$222,429
Operating (loss) income	$16,674	$11,220	$9,046	$(79,495)	$(42,555)
Net (loss) income	$21,531	$9,603	$9,826	$(77,325)	$(36,365)
Basic (loss) earnings per share (1)	$0.70	$0.31	$0.31	$(2.47)	$(1.17)
Diluted (loss) earnings per share (1)	$0.68	$0.30	$0.31	$(2.47)	$(1.17)

	Year Ended December 31, 2011
	1st	2nd	3rd	4th	Total
Revenues	$154,399	$158,235	$128,698	$152,880	$594,212
Gross profit	$79,513	$84,184	$65,063	$76,376	$305,136
Operating income	$35,657	$36,912	$13,406	$21,604	$107,579
Net income	$28,799	$27,721	$11,250	$12,471	$80,241
Basic earnings per share (1)	$0.95	$0.91	$0.37	$0.41	$2.63
Diluted earnings per share (1)	$0.94	$0.89	$0.36	$0.40	$2.58

(1)	Earnings per share are computed separately for each quarter and the full year using the respective weighted average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

18. Subsequent Events

Discontinuance of New Product Development in Display Product Business

On January 28, 2013, we decided to discontinue new product development in our display products business, as authorized by our board of directors. This decision was made in light of our plan to focus on our core light source business, the losses the display products business has generated since its inception, and the continued material investment in research and development that we believe would be necessary to increase our competitive position in the market. We will continue to support the display product tools that have been previously sold and have remaining warranty or service contracts associated with them.

In the fourth quarter of 2012, in connection with the preparation of the year-end financial statements, we evaluated the demand for our display products. Based on this evaluation, we determined that the carrying value of the assets in the display products business required adjustments consisting of a write-down to inventory of $48.2 million to properly reflect lower of cost or market and a $5.1 million impairment of equipment used in the manufacturing or research and development of display product tools. In addition, in the fourth quarter of 2012, we accrued expenses of $12.2 million relating to firm purchase commitments for inventory and research and development costs that will no longer be utilized. As a result of the above, we recorded pre-tax charges in the fourth quarter of 2012 of $65.5 million, of which $63.6 million is included in cost of revenues and $1.9 million is included in operating expenses.

The steps needed to complete the discontinuance of new product development in the display products business are expected to be completed by the end of the first quarter of 2013. We expect additional charges in the first quarter of 2013, primarily for employee-related and other costs, to be approximately $1.0 million. These $1.0 million charges are expected to be the only cash expenditures associated with discontinuing the display products business, except potential refunds of up to $13.2 million in customer deposits on tools that have been delivered but not yet accepted by the customer. These customer deposits are included in deferred revenue in the current liabilities section of the consolidated balance sheet at December 31, 2012.

CYMER, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2012	$202	$490	$(191)	$501
Year Ended December 31, 2011	$606	$0	$(404)	$202
Year Ended December 31, 2010	$2,297	$0	$(1,691)	$606

S-1