Form 10-K/A
period 2012-12-31
CYMER INC
filed 2013-03-29
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of $58.95 for shares of the registrant’s common stock on June 30, 2012 as reported on the NASDAQ Global Select Market, was $1,478,406,166 . The registrant has no non-voting common stock. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers or directors, and persons known to the registrant to own more than ten percent of the registrant’s voting securities were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose. As of March 15, 2013, there were 31,620,423 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2013 (“Original Report”), solely to amend the fourth paragraph of Part II, Item 5, and to replace Part III, Item 10 through Item 14. The reference on the cover of the Original Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part II and Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Original Report has been updated by this Amendment No. 1.

CYMER, INC.

2012 Annual Report on Form 10-K/A

AMENDMENT NO. 1

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans. The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors. Each director serves a one-year term expiring at the next Annual Meeting of stockholders or until his respective successor is elected and qualified or, if sooner, until his death, resignation or removal. The names of our current directors and certain information about them is set forth below:

Name	Age	Positions with Cymer	Director Since
Charles J. Abbe (1)	71	Director	2003
Robert P. Akins	61	Chairman and Chief Executive Officer	1986
Edward H. Braun (2)	73	Director	2003
Michael R. Gaulke (1,3)	67	Director	2000
William G. Oldham (2,4)	74	Director	2001
Eric M. Ruttenberg (2)	56	Director	2009
Peter J. Simone (1,3)	65	Director	1993
Young K. Sohn (3)	56	Director	2003
Jon D. Tompkins (2,3)	72	Director	1999

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
(4)	Member of the scientific advisory committee

Charles J. Abbe has served as a director of Cymer since January 2003. Mr. Abbe served as president and chief operating officer and as director of JDS Uniphase Corporation from February 2000 until his retirement in June 2001. He was employed previously as president, chief executive officer and director at Optical Coating Laboratory, Inc. from 1998 until the company merged with JDS Uniphase in February 2000, and as vice president and general manager of its principal operating division from 1996 to 1998. From 1990 to 1996, he served in several positions of increasing responsibility, including senior vice president, electronics sector, at Raychem Corporation. Mr. Abbe practiced business consulting with McKinsey & Company from 1971 to 1989. Mr. Abbe also currently serves as director of NeoPhotonics Corporation and CoSine Communications, Inc., both publicly held companies, and as director of several privately financed technology companies. Mr. Abbe received a B.S. and M.S. in chemical engineering from Cornell University and a M.B.A. from Stanford University.

The nominating and corporate governance committee believes that Mr. Abbe’s prior history in financial and senior executive positions, along with his current role as a director for several technology companies, including two other public companies, provides him with operational and industry expertise, as well as leadership skills, that are valuable to his role as a director of Cymer and its audit committee chairman.

Robert P. Akins is one of Cymer’s co-founders, has served as its chairman and chief executive officer since Cymer’s inception in 1986, and served as president of Cymer from its inception until May 2000. Mr. Akins currently serves on the board of directors of KLA-Tencor Corporation, and served in a board and ex-officio role of Semiconductor Equipment and Materials International (“SEMI”). He is also a member of the council of advisors to the Irwin and Joan Jacobs School of Engineering at the University of California, San Diego (“UCSD”), and has served on the board of the UC San Diego Foundation. Mr. Akins received the Ernst & Young Entrepreneur of the Year Award for San Diego County in 1997, and with fellow Cymer co-founder Rick Sandstrom, received the outstanding alumnus award from UCSD, and the prestigious SEMI Award for North America, the highest honor conferred by SEMI, in 1996 for contributions to the field of deep ultraviolet (“DUV”) lithography. Mr. Akins received a B.S. in physics, a B.A. in literature, and a Ph.D. in applied physics from UCSD.

The nominating and corporate governance committee believes that Mr. Akins’ scientific and industry background and extensive history with the Company brings valuable historic knowledge and continuity to the Board of Directors, along with a thorough understanding of our operations, investors, customers and technology.

Edward H. Braun has served as a director of Cymer since March 2003. Mr. Braun has been chairman of the board of Veeco Instruments, Inc. since January 1990. In addition, he was Veeco’s chief executive officer from January 1990 to July 2007. Mr. Braun is a director emeritus of the board of directors of SEMI, of which he was chairman of the board in 1993. Mr. Braun received a BSME from Clarkson College of Technology.

The nominating and corporate governance committee believes that Mr. Braun’s extensive experience managing Veeco, a provider of metrology and process equipment solutions for the semiconductor, magnetic memory media, and flat panel display industries, provide him with broad industry, operational, and manufacturing expertise, and general leadership skills, which are important to the Board of Directors. Mr. Braun currently serves as the compensation committee chairman.

Michael R. Gaulke has served as a director of Cymer since August 2000. Mr. Gaulke has served on the board of directors of Exponent, Inc., a nationally recognized engineering and scientific consulting firm that performs in-depth investigations in more than 90 technical disciplines to analyze failures and accidents to determine their causes, since 1994. Mr. Gaulke served as Exponent’s executive chairman from May 2009 to June 2010 and as its chief executive officer from June 1996 to May 2009. Mr. Gaulke first joined Exponent in September 1992, as executive vice president and chief financial officer. In March 1993, he was named Exponent’s president and was appointed as a member of its board of directors in January 1994. Prior to 1992, Mr. Gaulke served as executive vice president and chief financial officer of Raynet Corporation, which pioneered a fiber-to-the-curb architecture for telecommunications. Before that, he served as executive vice president and chief financial officer of Spectra-Physics, a leading manufacturer of a broad range of lasers and laser-related products. Mr. Gaulke served as a director of LECG Corporation from June 2003 to 2007. Mr. Gaulke serves on the board of Sutter Health and is also a member of the board of trustees of the Palo Alto Medical Foundation. Mr. Gaulke received a B.S. in electrical engineering from Oregon State University and a M.B.A. from Stanford University.

The nominating and corporate governance committee believes that, as a result of his extensive experience in financial and executive leadership positions, Mr. Gaulke brings to the Board of Directors and its audit committee valuable insights into the financial and operational requirements of a public company. The committee also believes that Mr. Gaulke’s lengthy tenure at Exponent provides him with a unique perspective into understanding and managing risk. Mr. Gaulke was appointed by the Board of Directors to serve as executive session chairman for 2011 and 2012. Mr. Gaulke currently serves as the nominating and corporate governance committee chairman.

William G. Oldham, Ph.D. has served as a director of Cymer since January 2001. He is the Robert S. Pepper Professor of Electrical Engineering and Computer Science, emeritus, at the University of California, Berkeley, where he has been on the faculty since 1964. Dr. Oldham’s research interest is in semiconductor materials and process technology, including optical and extreme ultraviolet lithography. He has published more than 200 articles and holds 13 patents. He also served as an outside consultant on our scientific advisory board from its inception in 1999 until August 2002. He also served as program manager for dynamic RAM technology development and circuit design at Intel Corporation from 1974 to 1976. In 2003, he was awarded the Semiconductor Industry Association’s University Research Award for his career contributions to the semiconductor industry, and he is a member of the National Academy of Engineering. He also serves on the board of directors of Nanometrics Inc. He received B.S., M.S. and Ph.D. degrees from the Carnegie Institute of Technology.

The nominating and corporate governance committee believes that Dr. Oldham brings an invaluable, deep understanding of the technology, science and engineering of the semiconductor industry to our Board of Directors, including current state of the art developments in extreme ultraviolet lithography. Dr. Oldham currently serves as the scientific advisory committee chairman.

Eric M. Ruttenberg has served as director of Cymer since October 1, 2009. Mr. Ruttenberg serves as Co-Managing Member of the General Partner of Tinicum Capital Partners II, L.P. and certain affiliated partnerships. He also serves as the Co-Managing Member of the General Partner of Tinicum L.P., a New York based investment partnership and its affiliated partnerships. Mr. Ruttenberg also currently serves as a director of several of Tinicum’s privately held portfolio companies. Mr. Ruttenberg has previously served on the boards of SPS Technologies and Kollmorgen Corporation. Mr. Ruttenberg received a B.A. from Hampshire College, where he concentrated in mathematics and business.

The nominating and corporate governance committee believes that, as a result of his extensive experience as an investor in a broad array of private and public companies, Mr. Ruttenberg provides our Board of Directors with valuable perspective as an individual and institutional stockholder, along with the benefit of his experience with manufacturing companies and financial markets.

Peter J. Simone has served as a director of Cymer since July 1993. Mr. Simone is an independent consultant to the investment community and serves on the boards of directors of Inphi Corporation, Newport Corporation, Monotype Imaging, Inc. and Veeco Instruments, Inc., as well as several private companies. Mr. Simone was executive chairman of SpeedFam-IPEC, Inc., a semiconductor equipment company, from June 2001 to December 2002, when it was acquired by Novellus Systems, Inc. Mr. Simone served as a director of Sanmina-SCI Corp from 2003 to 2008. Mr. Simone’s previous experience includes 17 years with GCA Corporation, a manufacturer of semiconductor photolithography capital equipment, holding various management positions, including president and director. Mr. Simone received a B.S. in accounting from Bentley University and a M.B.A. from Babson College.

The nominating and corporate governance committee believes that Mr. Simone’s lithography background and long tenure as a director of Cymer brings necessary historic knowledge and continuity to the Board of Directors. The committee also believes that Mr. Simone’s extensive financial and management experience, along with his current role as a director for several technology companies, provides him with operational, manufacturing and inventory management expertise that are valuable to our audit committee and our Board of Directors.

Young K. Sohn has served as a director of Cymer since March 2003. Mr. Sohn currently serves as President and Chief Strategy Officer at Samsung Electronics. From July 2007 through February 2012, Mr. Sohn served as president, chief executive officer and director of Inphi Corporation, a semiconductor company, and currently serves as a senior advisor. From May 2005 through July 2007, Sohn was a senior advisor to Panaroma Capital and Silver Lake. He served as president of the Semiconductor Products Group (SPG) at Agilent Technologies Inc. from October 2003 through April 2005. Prior to joining Agilent, he served as president and chief executive officer and chairman of the board of directors of Oak Technology, Inc. which was acquired by Zoran Corporation in August 2003. Prior to joining Oak Technology, Inc. in 1999, Mr. Sohn was employed by Quantum Corporation for six years, serving most recently as president of its Hard Drive Business. From August 1983 to January 1993, he was director of marketing at Intel Corporation. Mr. Sohn also serves on the board of directors of Arm Holdings, PLC. Mr. Sohn also serves as a director of Cadence Design Systems, Inc. He received a B.S. in electrical engineering from the University of Pennsylvania and a M.S. and M.B.A. from the Massachusetts Institute of Technology’s Sloan School of Management.

The nominating and corporate governance committee believes that Mr. Sohn’s extensive experience in the semiconductor industry provides our Board of Directors with valuable insight into the business of our chipmaker customers. The committee also believes that Mr. Sohn’s extensive involvement with overseas operations bring valuable international insights to the Board of Directors, particularly with respect to our business and relationships in Japan, Korea, Singapore, China and Taiwan.

Jon D. Tompkins has served as a director of Cymer since May 1999. Mr. Tompkins served as chief executive officer of KLA-Tencor Corporation from April 1997 until June 1998 and served as chairman of the board of KLA-Tencor from July 1998 until his retirement in 1999. He served as president and chief executive officer of Tencor Instruments from April 1991 until its merger with KLA Instruments in April 1997 and chairman of the board from November 1993 until the merger. He has also previously served as president and chief executive officer of Spectra-Physics. Mr. Tompkins served as director of Credence Systems Corporation from September 1999 to April 2008 and also served as its lead independent director. Mr. Tompkins has served as chairman of the board since April 2003 and director since 1998 of Electro Scientific Industries. Mr. Tompkins received a B.S. in electrical engineering from the University of Washington and a M.B.A. from Stanford University with an emphasis in finance and accounting.

The nominating and corporate governance committee believes that Mr. Tompkins’ significant experience in executive leadership roles at Tencor and KLA-Tencor, suppliers of metrology and yield management solutions for the semiconductor industry, provides our Board of Directors with unique insights into the businesses of our lithography equipment manufacturing customers, as well as our chipmaker customers.

Executive Officers. The information required by Item 10 of Form 10-K regarding our executive officers was disclosed in Part I, Item I of our Original Report under the section entitled “Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions. We have posted the code of ethics on our website which can be accessed at http://www.cymer.com under Investors—Corporate Governance . In addition, we will promptly disclose on our website (1) the nature of any amendment to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the code of ethics that is granted to one of these specified officers, and the name of such person who is granted the waiver on our website in the future.

Audit Committee. The audit committee is comprised of three independent directors, Messrs. Abbe, Gaulke and Simone. The Board of Directors annually reviews the Nasdaq listing standards definition of independence for audit committee members and has determined that all members of the audit committee are independent (as currently defined in the Nasdaq listing standards and SEC rules). The Board of Directors has also determined that Messrs. Abbe, Gaulke and Simone qualify as “audit committee financial experts,” as defined in the applicable SEC rules. Our audit committee charter is available on our website at http://www.cymer.com under Investors—Corporate Governance.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION FOR 2012

The following table details the total cash compensation paid and the value of restricted stock units (“RSUs”) awarded to our non-employee directors:

Name	Fees Paid in Cash ($)(1)	RSUs ($)(2)	Total ($)
Charles J. Abbe	112,000	99,971	211,971
Edward H. Braun	104,500	99,971	204,471
Michael R. Gaulke	108,500	99,971	208,471
William G. Oldham	91,000	99,971	190,971
Eric M. Ruttenberg	85,000	99,971	184,971
Peter J. Simone	94,500	99,971	194,471
Young K. Sohn	97,500	99,971	197,471
Jon D. Tompkins	91,500	99,971	191,471

(1)	Amounts shown include an annual retainer and fees for meetings held and attended by each non-employee director during 2012.
(2)	The number of RSUs awarded, in whole shares, was determined by dividing $100,000 by the closing price per share of our common stock as of the date of grant. In January 2012, each non-employee director was awarded 1,966 RSUs with a grant date fair value of $50.85 per share. Each RSU award vests 100% one year from the date of grant.

The following table shows for each non-employee director, the aggregate number of shares subject to all outstanding options and RSUs as of December 31, 2012:

Name	Options	RSUs
Charles J. Abbe	14,400	1,966
Edward H. Braun	3,200	1,966
Michael R. Gaulke	17,600	1,966
William G. Oldham	3,200	1,966
Eric M. Ruttenberg	—	3,361
Peter J. Simone	10,400	1,966
Younk K. Sohn	12,800	1,966
Jon D. Tompkins	600	1,966

Cash Compensation

Each of our non-employee directors receive annual cash compensation consisting of the following elements:

•	An annual retainer of $40,000 payable quarterly, a fee of $2,500 for each board meeting attended and $1,000 for each committee meeting attended, with the exception of the chairman.

•

The chairman of the audit committee receives $3,000 for each meeting attended. In addition, all members of the audit committee, including the chairman, receive a separate quarterly fee of $1,000 for their service on the audit committee.

•	The chairman of the compensation committee, the nominating and corporate governance committee, and the scientific advisory committee each receive $2,000 for each meeting attended.

•	The executive session chairman receives an annual retainer of $10,000, payable quarterly.

No fees are paid for telephonic meetings scheduled to last less than one hour. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred to attend board meetings, in accordance with our policy. Total cash compensation paid to outside directors was $784,500 in 2012.

Equity Compensation

Newly elected non-employee directors are granted an initial RSU award for the number of shares determined by dividing $200,000 by the closing sales price per share of our common stock as reported on the Nasdaq Global Select Market as of the date of the first regular quarterly meeting of our compensation committee following the non-employee directors’ initial election. Each RSU award shall vest 25% on each of the next four anniversaries of the date the non-employee director is first elected to the Board of Directors. On the first trading day of each fiscal year each non-employee director then in office who has served for at least one year is granted an RSU award for the number of shares determined by dividing $110,000 ($100,000 prior to 2013) by the closing sales price per share of our common stock as reported on the Nasdaq Global Select Market as of the date of grant. Each RSU award vests 100% one year from the date of grant. RSU awards prior to May 19, 2011 were granted pursuant to the Amended and Restated 2005 Equity Incentive Plan, whereas RSU awards on or after May 19, 2011 are granted pursuant to the 2011 Incentive Plan, which was approved by stockholders on that date.

The vesting of “stock awards” (which include RSU awards and other equity awards that may be granted under either the 2005 or the 2011 Equity Incentive Plan) may be accelerated in full in the event of a Corporate Transaction. The term “Corporate Transaction” is defined in the Incentive Plan and includes transactions such as a sale of all of our assets, a sale of at least 90% of our outstanding stock or a merger, consolidation or similar transaction following which we are not the surviving corporation or following which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged into other securities, cash or other property.

According to the terms of the Incentive Plan, in the event of a Corporate Transaction, any surviving corporation or acquiring corporation may assume or continue any or all stock awards outstanding under the Incentive Plan. A surviving corporation or acquiring corporation may choose to assume or continue only a portion of a stock award or substitute a similar stock award for only a portion of a stock award. With respect to stock awards that have not been assumed, continued or substituted and are held by non-employee directors whose continuous service has not terminated prior to the effective date of the Corporate Transaction, the vesting of stock awards shall be accelerated in full to a date prior to the effective date of the Corporate Transaction as determined by our Board of Directors (or, if our Board of Directors did not determine a date, to the date that is five days prior to the effective date of the Corporate Transaction), and the stock awards shall not terminate.

For outstanding options that were granted under our 1996 Stock Option Plan, in the event of any change-in-control transaction involving us, each outstanding option would be assumed or an equivalent option substituted by the successor corporation. If the successor corporation refuses to assume or substitute the options, the non-employee director would have the right to exercise all of the option shares, including shares not otherwise exercisable. In such event, the plan administrator would notify the non-employee director that the option is fully exercisable for 15 days from the date of such notice and the option terminates upon expiration of such period.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the 2012 compensation program for the principal executive officer, the principal financial officer, and the three other most highly compensated executive officers of Cymer, Inc. (the “named executive officers”). During 2012, our named executive officers were:

•	Robert P. Akins, our Chairman of the Board and Chief Executive Officer;

•	Paul B. Bowman, our Senior Vice President, Chief Financial Officer, and Secretary;

•	Edward J. Brown, Jr., our President and Chief Operating Officer;

•	Karen K. McGinnis, our Vice President, Corporate Controller, and Chief Accounting Officer; and

•	Thomas J. Bondur, our Vice President, Global Sales and Marketing.

Financial Highlights

The semiconductor industry has long been acknowledged as being a cyclical industry. As such, we have witnessed dramatic swings in demand for our products over the past few years, with equipment demand decreasing in 2012 after a significant recovery in 2010 and 2011 from the multi-cycle low recorded in 2009. Revenue from our installed base products has helped to lessen the effect of these dramatic demand swings on our overall revenue. At the end of 2012, decreased demand for our display products resulted in impairment charges totaling $65.5 million, and in early 2013, we made the decision to discontinue new product development in our display products business. In the fourth quarter of 2012, we entered into a Merger Agreement with ASML. We expect the Merger to close in the first half of 2013.

The trends and activities above resulted in the following operating results for 2012:

•	Revenue was $538.6 million in 2012, a 9% decrease compared to 2011.

•	Gross margin was 41.3% in 2012, a decrease over gross margin of 51.4% in 2011.

•	Operating expenses of $265.0 million in 2012 represent a 34% increase over 2011.

•	Our effective tax rate was 16% in 2012 compared to 26% in 2011.

•	As a result of the above, we generated a net loss in 2012 of $36.4 million, compared to net income of $80.2 million in 2011.

•	In 2012, we generated cash flows from operations of $49.1 million, and our cash and investments balance was $305.7 million at December 31, 2012.

In general, we address the cyclicality of the semiconductor industry in our executive compensation program through a mix of short-term and long-term incentives, including both cash and equity, as well as through grants of performance-based restricted stock unit (“PRSU”) awards that enable the compensation committee to tailor the incentives to the goal of delivering the best results for our stockholders over the long term.

2012 Compensation Program Highlights

The following actions were taken with respect to the compensation of our executive officers in 2012.

Base Salaries

Salaries were reviewed and adjusted, effective March 26, 2012. Messrs. Akins, Bowman, Brown and Bondur received increases of 3.0%, and Ms. McGinnis received an increase of 4.0% to their 2011 salaries. These increases were consistent with the average increase being given to our U.S. employees generally.

Short-Term Incentive Program (“STIP”)

In 2012, we did not meet our operating performance targets under the STIP. Pursuant to the Merger Agreement, we will pay each executive officer in good standing as of the closing date of the Merger amounts which equal 50% of their 2012 target STIP, as reflected below:

	2012 Cash Incentive
	Target	Actual
Robert P. Akins	$679,767	$339,884
Paul B. Bowman	$294,723	$147,361
Edward J. Brown, Jr	$526,901	$263,451
Karen K. McGinnis	$132,513	$66,257
Thomas J. Bondur	$226,867	$113,433

Long-Term Incentive Program (“LTIP”)

In 2012, the equity awards granted to our executive officers were allocated equally in the form of PRSU awards and RSU awards. The PRSU awards have a one-year performance period and an additional two-year time-based vesting requirements. The RSU awards have a three-year time-based vesting requirement.

One-half of the PRSU awards were to be earned based on our actual financial performance as measured against the revenue and net income targets established for the year under our annual operating plan, and one-half were to be earned based on our market share achievement as measured against a pre-established target level. We believe that the use of multiple performance measures in our LTIP leads to better alignment of pay and performance, while promoting the achievement of revenue, net income and market share objectives.

The actual number of shares issued under the PRSU awards based on our financial performance against defined revenue and net income targets was 54.04% of the target award levels and the actual number of shares issued under the PRSU award based on the market share target was 135%. This resulted in the following 2012 LTIP awards to our executive officers:

	Financial Performance PRSUs				Market Share PRSUs
Name	Target #	Target $ Value (1)	Actual #	Actual $ Value (1)	Target #	Target $ Value (1)	Actual #	Actual $ Value (1)
Robert P. Akins	21,968	1,158,869	11,871	626,225	21,968	1,158,869	29,656	1,564,429
Paul B. Bowman	6,779	347,406	3,663	187,718	6,779	347,406	9,151	468,968
Edward J. Brown, Jr.	12,284	618,379	6,637	334,109	12,284	618,379	16,582	834,741
Karen K. McGinnis	2,388	125,246	1,290	67,660	2,388	125,246	3,223	169,037
Thomas J. Bondur	3,416	179,046	1,845	96,708	3,416	179,046	4,610	241,627

	RSUs
Name	Actual #	Actual $ Value (1)
Robert P. Akins	43,936	2,317,737
Paul B. Bowman	13,559	694,857
Edward J. Brown, Jr.	24,568	1,236,758
Karen K. McGinnis	4,775	250,432
Thomas J. Bondur	6,831	358,031

(1)	Based on the closing sale price of our common stock on the date of grant.

Impact of Shareholder Advisory Vote on Executive Compensation

In May 2012, we conducted a non-binding advisory vote on the compensation of the named executive officers, commonly referred to as a “say on pay” vote, at our 2012 Annual Meeting of Stockholders. Our stockholders approved the compensation of the named executive officers, with approximately 93% of stockholder votes cast in favor of our executive compensation program.

As this vote was conducted after the compensation committee had taken action with respect to the compensation of the named executive officers for 2012, it did not take such results into account in determining the amounts of the direct compensation components for the named executive officers for 2012. As the compensation committee evaluated our executive compensation policies and practices throughout 2012, they were mindful of the strong support our stockholders expressed for our compensation philosophy and objectives, including the results of the 2011 say on pay vote. As a result, the compensation committee decided to retain our general approach to executive compensation, with an emphasis on incentive compensation that rewards our most senior executives when they deliver value for our stockholders, and made no significant changes to our executive compensation program. We maintain a strong relationship and correlation between the outcome of actual compensation delivered and the outcome of actual business results delivered against objectives.

Consistent with the recommendation of the Board of Directors and the preference of our stockholders as reflected in the advisory vote on the frequency of future say on pay votes conducted at our Annual Meeting of Stockholders in May 2011, the Board of Directors has adopted a policy providing for annual advisory votes on the compensation of the named executive officers. Accordingly, following the Annual Meeting of Stockholders to which this Proxy Statement relates, the next advisory vote on the compensation of the named executive officers will take place in 2014.

Executive Compensation Philosophy

We operate in an industry that is both highly competitive and undergoing significant globalization. As a result, we have a high demand for qualified and experienced executives. Through our executive compensation program, we seek to attract and retain executives with the requisite knowledge, skills, experience, and integrity to manage our business, and to motivate and reward these individuals to achieve our strategic, operational, and financial objectives, while supporting our core values and culture. In so doing, we provide our executive officers with total compensation that we believe is competitive with other leading companies in our industry and rewards performance as measured against the achievement of challenging business objectives. We also seek to align our executive officers’ business objectives and, thereby, their financial interests, with the long-term interests of our stockholders.

We have designed a compensation program which puts a substantial percentage of executive pay at-risk. Compensation is subject to increase when corporate results exceed expectations and subject to reduction when our corporate targets are not achieved. This provides us with a variable expense structure, allowing us to reduce our compensation costs commensurate with business results. Consistent with our goal of linking pay and performance, approximately 89% of the targeted total direct compensation awarded to Mr. Akins in 2012 was comprised of short-term and long-term incentive compensation and tied to the achievement of specific performance objectives or the underlying value of our stock price or both.

Each year, we evaluate the various elements of our executive compensation program, relative to the compensation paid to the executives of the companies within our peer group (as described below), as well as against compensation survey data of companies in our industry sector with comparable annual revenues and make this evaluation available to the compensation committee for use in its deliberations. This analysis is intended to assess the competitiveness of the compensation that we offer to our executive officers as compared to that offered to executives at companies with which we compete for talent.

To ensure our executive compensation is market competitive, the compensation committee reviews each element of compensation separately and in total, for each executive officer against the compensation of individuals holding similar roles and responsibilities within our peer group and against survey data for the broader technology sector. Market competitiveness is only one of several factors used by the compensation committee in setting compensation. The compensation committee also considers the financial and operational performance of Cymer, the scope of responsibility, experience, performance and contributions of each executive officer, internal equity, our retention objectives, and succession planning considerations. The compensation committee has discretion to set compensation at the level it deems to be appropriate using both the market data and other determining factors described above.

For 2011, our peer group consisted of 13 semiconductor capital equipment companies either comparable to or larger than Cymer as measured by revenue, market capitalization, business maturity, and general growth opportunities:

Advanced Energy Industries	Lam Research	Teradyne
Brooks Automation	MKS Instruments	Ultra Clean Holdings
Coherent	Newport	Varian Semiconductor Equipment (2)
FEI	Novellus (1)	Veeco Instruments
KLA-Tencor

(1)	In June 2012, Lam Research completed its acquisition of Novellus.
(2)	In November 2011, Applied Materials, Inc. completed its acquisition of Varian Semiconductor Equipment Associates, Inc.

As of May 2012, and with respect to the compensation comparisons made after that time, our peer group consisted of 11 semiconductor capital equipment companies either comparable to or larger than Cymer as measured by revenue, market capitalization, business maturity, and general growth opportunities:

Advanced Energy Industries	FEI	Newport
Brooks Automation	KLA-Tencor	Teradyne
Coherent	Kulicke & Sofia	Veeco Instruments
Entegris	MKS Instruments

These peer companies represent the companies against which the compensation committee believes our executive compensation program should be competitive for our chief executive officer, president and chief financial officer positions. These companies are similar to us in terms of scope and general business complexity and operations. Compensia, Inc. (“Compensia”), the compensation committee’s compensation consultant, conducted an analysis using publicly-available compensation information from these companies to determine the base salary, annual cash incentive compensation, aggregate equity award values, and total overall compensation provided by the peer group to their chief executive, president and chief financial officers.

In addition, for our executive officers, Compensia performed a compensation analysis using multiple cuts of the Radford Technology Survey for base salary, annual cash incentive compensation, aggregate equity award values, and total overall compensation provided at companies in our industry sector with comparable annual revenues to determine competitive pay levels for each executive position.

Using this analysis, the compensation committee reviewed each individual compensation element for our executive officers for 2012 against a range of competitive data including the 25th, 50th, 60th and 75th percentiles of the competitive market. The compensation committee reviewed each executive officer’s performance and contributions and determined the appropriate competitive pay level against the market.

Compensation Process

Role of the Compensation Committee

The compensation committee oversees and determines executive compensation on behalf of the Board of Directors. Among its duties, the compensation committee establishes our compensation philosophy and the framework for determining the compensation of our executive officers and, within that philosophy and framework, reviews, evaluates, and approves base salaries, short-term and long-term incentive award opportunities, and all other forms of compensation for these individuals.

The compensation committee receives compensation recommendations and supporting data, as described below, on the compensation of our executive officers from its compensation consultant as well as performance evaluations and compensation recommendations for our executive officers from Mr. Akins (other than for himself). In addition, the compensation committee members rely on their own personal experience with compensation practices through their involvement as either executives or directors of other companies. Historically, the compensation committee has made adjustments to our executive officers’ base salaries, determined annual cash incentive award payments, granted equity awards, and established new short-term annual and long-term performance objectives in the first quarter of the year, as part of our formal annual executive compensation review process. Generally, the compensation committee’s process comprises two related elements: (i) the determination of compensation levels and (ii) the establishment of performance objectives for the current year.

In the case of Mr. Akins, the evaluation of his performance is conducted by the compensation committee, which determines any adjustments to his base salary, as well as any annual cash incentive award payments and equity awards, and establishes the performance objectives required to earn those awards. Mr. Akins is not permitted to participate in or be present during any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives. The compensation committee also meets at every regularly scheduled compensation committee meeting in executive session without management present.

As part of its evaluation process, the compensation committee solicits the opinions of all members of the Board of Directors. As part of its considerations and deliberations on the compensation for our executive officers, the compensation committee may review and consider such materials as it deems appropriate, as well as recommendations from its compensation consultant. Each executive officer performs an annual self-assessment to measure his or her performance against his or her pre-established individual performance objectives. This self-assessment is then reviewed with the executive officers who are ranked at least one level higher and who have authority to approve and/or modify the self-assessment. Mr. Akins’ self-assessment is reviewed by the compensation committee and other members of the Board of Directors.

Where appropriate, the compensation committee includes multiple measures of performance in our incentive plan design. However, to mitigate the potential risks of excessive incentive payments, we have incorporated appropriate maximums of between 1.50x – 2.0x target award levels for both our STIP and LTIP, with the compensation committee having oversight and approval on both plans to ensure that there continues to be the appropriate balance of short-term financial results and long-term strategic vision.

Role of the Compensation Consultant

The compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive compensation, including the authority to approve the consultant’s fees and the other terms of its engagement. The compensation committee has engaged Compensia, a nationally-recognized executive compensation consulting firm, which does not provide any other services to us and works with our management only on matters for which the compensation committee is responsible.

Compensia performed the following services during 2012:

•	advised the compensation committee on current compensation market trends and new legislation affecting executive compensation;

•

reviewed and recommended changes to our peer group and assessed our relative performance and the compensation of our Chief Executive Officer, President and Chief Financial Officer against this peer group;

•

evaluated our current executive compensation program, including base salaries, short-term and long-term incentives, with a view to supporting and reinforcing our long-term business objectives and strategic goals; and

•	assisted with the development of our 2013 long-term incentive plan grant guidelines.

Based on the consideration of the various factors as set forth in the rules of the SEC, the compensation committee has determined that its relationship with Compensia and the work of Compensia on behalf of the compensation committee has not raised any conflict of interest.

Elements of Executive Compensation

During 2012, our executive compensation program consisted of the following elements:

•	base salaries;

•	annual cash-based short-term incentives;

•	equity-based long-term incentives;

•	retirement, health, and welfare benefits;

•	change in control benefits; and

•	perquisites and other benefits.

The level of fixed versus variable compensation, which includes annual cash-based short-term and equity-based long-term incentive awards, is dependent on both the performance rating and level of the executive officer. Consistent with our performance-based compensation philosophy, an executive officer’s position, responsibility level and influence on stockholder value are reflected in the relative value of short and long-term incentive compensation elements in comparison to base salary.

Base Salaries

We seek to provide our executive officers with a level of fixed cash compensation in the form of base salary commensurate with their professional status and accomplishment. This level is determined based on market competitive pay levels for comparable roles and scope of responsibility, sustained and consistent individual performance and contribution and the experience, skills and expertise of the incumbent, particularly in the case of newly hire executive officers. The employment agreements with certain of our named executive officers provide for a specific annual base salary. These base salaries are reviewed by the compensation committee at least annually. The compensation committee may, at its discretion, increase the base salary but may not decrease the base salary below the amount in the respective employment agreement.

Annual Cash-Based Short-Term Incentives

We use annual cash incentive awards to reinforce our performance-based compensation philosophy by providing a significant target award opportunity expressed as a proportion of base salary. Under the STIP, an executive officer’s annual cash incentive award payment generally depends on two measures of performance achievement, one related to our overall corporate financial performance based on our annual operating plan and the other related to the executive officer’s individual performance as evaluated against specific management-by-objective (“MBO”) goals. The target annual cash incentive award opportunities for our named executive officers for 2012, expressed as a percentage of his or her base salary, as well as the weighting of the cash incentive award amount subject to adjustment based on his or her individual MBOs, were as follows:

	Target Annual Cash Incentive Opportunity (as a % of base salary)	% of Cash Incentive Adjusted for Individual Achievement Against MBOs
Robert P. Akins	100%	20%
Paul B. Bowman	80%	20%
Edward J. Brown, Jr.	100%	20%
Karen K. McGinnis	50%	70%
Thomas J. Bondur	60%	70%

The individual MBOs for our executive officers are summarized as follows:

Name	MBOs
Robert P. Akins	Lead top corporate strategic and annual operating and growth plan; drive key organizational priorities of EUV product success; reliability and productivity, installed base product leadership and profitability; DUV product leadership and profitability; display product business and capabilities growth; and organization and individual development.

Edward J. Brown, Jr.	Create and execute top corporate strategic and annual operating and growth plan; execute key organizational priorities of reliability and productivity; installed base product leadership and profitability; EUV product success; DUV product leadership and profitability; display product business and capabilities growth; and organization and individual development.

Name	MBOs
Paul B. Bowman	Accurately report and forecast financial information; enhance global cash and risk management; optimize tax rates globally; establish and execute strategic company objectives; and organization and individual development.

Karen K. McGinnis	Adhere to global accounting and regulatory requirements; support corporate wide objectives; build scalable accounting group; and organization and individual development.

Thomas J. Bondur	Achieve light source market share and On Pulse subscription coverage targets for all DUV and EUV products; develop and maintain excellent customer commercial relationships with lithography and chip maker customers; develop and execute global account organization structure necessary to secure and maintain targeted market position in all products; and ensure value establishment and profitability targets are attained for all DUV, EUV, and installed base products.

The Board of Directors approved our annual operating plan during the first quarter of 2012, and the compensation committee approved the STIP and target annual cash incentive award opportunities during the first quarter of 2012. In the third quarter of 2012, the compensation committee modified the STIP to provide for additions in the second half of 2012 to the combined funding pool for the STIP and profit-sharing program (“PS Program”) to be determined and approved quarterly, and to limit the additions to the combined pool in the third and fourth quarter to quarterly operating income. The compensation committee structured and subsequently modified the STIP to support our annual operating plan and to preserve quarterly profitability.

The combined funding pool for the STIP and PS Program was determined by the compensation committee based on the actual quarterly operating income results, both absolute and as compared to the annual operating plan. The combined funding pool for the STIP and PS Program was further limited to 20% of adjusted EBITDA and the additions to the combined pool in the third and fourth quarter were limited to quarterly operating income, as noted above. Our executive officers participate in the STIP but not the PS Program, and actual payouts to each executive officer are based on individual performance as evaluated against his or her individual MBOs. Our 2012 operating loss was $42.6 million, which was significantly lower than operating income in our annual operating plan and 2011 due primarily to our continued significant investment in EUV research and development, impairment charges related to our display products and merger-related fees incurred in 2012. The 2012 operating loss resulted in an unfunded combined funding pool for the STIP and PS Program. However, in recognition of the continued strength in our ongoing DUV and installed base products and the successful efforts associated with facilitating the Merger with ASML, pursuant to the Merger Agreement, we will pay each employee in good standing as of the closing date of the Merger, including our executive officers, amounts which equal 50% of their 2012 target annual cash incentive under the STIP or PS Program.

Long-Term Incentive Awards

To further align the long-term interests of our executive officers with the interests of our stockholders, we provided them with long-term incentives in the form of equity awards. The compensation committee believes that a large portion of the executive officers’ target total direct compensation should consist of equity awards which provide a substantial ownership opportunity aligned with the risk and returns of our stockholders. These equity awards vest over several years, thereby providing retention and ownership incentives across several years.

Each year, the compensation committee determines the target levels for the LTIP awards based on:

•

an analysis of the aggregate values of the long-term incentive awards being offered by our peer group, as well as other similarly sized companies in our industry sector as obtained through broad market surveys;

•	stockholder dilution considerations;

•	the accounting treatment for stock-based compensation expense and its effect on our operating budget; and

•	the recommendations of the compensation committee’s compensation consultant.

The value of these equity awards were based on a target award value which is determined based on an evaluation of the practices of our peer group and other similarly-sized companies within our industry based on information provided by Radford’s global technology survey. This target award value is then converted into a number of shares by dividing a 30 calendar day average closing sales price of our common stock into the target award value to determine the size of the equity award.

In February 2012, the compensation committee set target levels for the 2012 LTIP awards for our named executive officers, consisting of PRSU and RSU awards. The number of shares of our common stock subject to the PRSU awards was subject to increase or decrease based on our actual performance against one or more specific performance measures approved by the compensation committee. The adjusted numbers of shares of our common stock, if any, vest and become issuable in three equal installments with the initial installment vesting upon the later of the determination of our level of achievement or the first anniversary of the award’s grant date and the second and third installments vesting on the second and third anniversaries of the award’s grant date. The shares of our common stock subject to the RSU awards vest and become issuable in three equal annual installments beginning on the first anniversary of the award’s grant date.

The compensation committee granted a portion of the targeted long-term equity awards (annual grants) to our executive officers on of February 29, 2012 and the remainder of the targeted awards (supplemental awards) on August 15, 2012. Consistent with the compensation committee’s prior practice, the compensation committee chose to grant the awards in two separate grants: one in the first half of the year and the other in the second half of the year, in consideration of multi-year individual performance and contribution. The compensation committee believes that granting equity awards that vest over three years in the future serves to align the interests of executives with the performance of the Company over a longer term, which is consistent with the interests of stockholders. Such awards also have desirable retention value. The target award values and number of shares of our common stock subject to these PSRU and RSU awards were as follows:

February 2012 Grants:

Name	Target LTIP Award Value (1)	# of RSUs (2)	Target # of PRSUs (3)
Robert P. Akins	$2,270,523	22,436	22,436
Paul B. Bowman	$849,928	8,399	8,398
Edward J. Brown, Jr.	$1,702,994	16,828	16,828
Karen K. McGinnis	$257,453	2,544	2,544
Thomas J. Bondur	$369,987	3,656	3,656

August 2012 Grants:

Name	Target LTIP Award Value (1)	# of RSUs (4)	Target # of PRSUs (5)
Robert P. Akins	$2,580,000	21,500	21,500
Paul B. Bowman	$619,200	5,160	5,160
Edward J. Brown, Jr.	$928,800	7,740	7,740
Karen K. McGinnis	$267,780	2,231	2,232
Thomas J. Bondur	$381,060	3,175	3,176

(1)	The target award value for each executive officer represents the target dollar value of the LTIP, as established by the compensation committee consistent with our compensation philosophy and their evaluation of the long-term impact of our named executive officers’ performance on the achievement of the target levels for the related financial performance measures associated with the PRSUs.
(2)	The number of shares of our common stock subject to the RSU awards was calculated by dividing the target award value applicable to that portion of the LTIP by the 30 calendar day average closing sales price of our common stock as of February 14, 2012, $50.60 per share. RSU awards will vest in three equal annual installments beginning on the first anniversary of the grant date.
(3)	The target number of our common stock subject to the PRSU awards was calculated by dividing the target award value applicable to that portion of the LTIP award by the 30 calendar day average closing sales price of our common stock as of February 14, 2012, $50.60 per share. PRSU awards will vest in three equal annual installments with the initial installment vesting upon the later of determination of the actual number of shares of our common stock earned under the award or the first anniversary of the grant date and the second and third installments vesting on the second and third anniversaries of the grant date.
(4)	The number of shares of our common stock subject to the RSU awards was calculated by dividing the target award value applicable to that portion of the LTIP by an estimated grant date fair value of $60.00 per share. RSU awards will vest in three equal annual installments beginning on the first anniversary of the grant date.
(5)	The target number of our common stock subject to the PRSU awards was calculated by dividing the target award value applicable to that portion of the LTIP award by an estimated grant date fair value of $60.00 per share. PRSU awards will vest in three equal annual installments with the initial installment vesting upon the later of determination of the actual number of shares of our common stock earned under the award or the first anniversary of the grant date and the second and third installments vesting on the second and third anniversaries of the grant date.

2012 PRSU Performance Measures

Half of the number of shares of our common stock subject to the 2012 PRSU awards was to be determined based on our financial performance against pre-established target levels for revenue and net income during 2012 as follows:

Performance Against Pre-established Financial Targets Levels	% of Target Number of Shares Earned
<50% of defined targets	0%
50% of defined targets	50%
75% of defined targets	75%
100% of defined targets	100%
125% of defined targets	150%
150% of defined targets	200%

The other half of the number of shares of our common stock issued subject to the 2012 PRSU awards was to be determined based on our value-based market share of deep ultraviolet light source and extreme ultraviolet source installations during 2012 as follows:

Market Share	% of Target Achieved	% of Target Number of Shares Earned
< 56%	<80%	0%
56%	80%	50%
60%	86%	64%
65%	93%	82%
70%	100%	100%
75%	107%	125%
80%	114%	150%

In February 2013, the compensation committee approved the level of achievement with respect to the two performance measures as described above. The level of achievement based on the two financial performance measures was 54.04% of the target award levels, and the level of achievement based on the market share goal was 135% of the target awards levels. As a result, the following shares of our common stock were earned under the PRSU awards by our named executive officers, with 33% of such shares vesting on the anniversary of the grant date in 2013, and the remaining shares vesting in equal annual installments on their anniversary dates in 2014 and 2015, subject to continued employment with us:

Name	Grant Date	Threshold # of PRSUs	Target # of PRSUs	Maximum # of PRSUs	# of PRSUs Earned
Robert P. Akins	2/29/2012	11,218	22,436	39,263	21,206
	8/15/2012	10,750	21,500	37,625	20,321
Paul B. Bowman	2/29/2012	4,198	8,398	14,697	7,937
	8/15/2012	2,580	5,160	9,030	4,877
Edward J. Brown, Jr.	2/29/2012	8,414	16,828	29,449	15,904
	8/15/2012	3,870	7,740	13,545	7,315
Karen K. McGinnis	2/29/2012	1,272	2,544	4,452	2,404
	8/15/2012	1,116	2,232	3,906	2,109
Thomas J. Bondur	2/29/2012	1,828	3,656	6,398	3,454
	8/15/2012	1,588	3,176	5,558	3,001

Equity Award Grant Policy

The Board of Directors has adopted an equity award grant policy that is applicable to all equity awards granted by the compensation committee, including awards to executive officers. Under this policy, equity awards are granted generally only at the regularly scheduled meetings of the compensation committee held in conjunction with the quarterly meetings of the Board of Directors. To the extent that stock options are granted by the compensation committee, the exercise price is set at the closing sales price of our common stock on the date the compensation committee approved the award. We have not attempted to coordinate equity award grants with the release of material non-public information, and, under this policy, have expressly prohibited such a practice.

Stock Ownership Policy for Certain Named Executive Officers

The Board of Directors believes that it is in the best interest of Cymer and its stockholders to require our chief executive officer, chief operating officer, and chief financial officer to maintain ownership stakes that align the interests of these executive officers who are most responsible for influencing stockholder value with the interests of our stockholders. Accordingly, the Board of Directors has adopted a policy requiring that, within five years after the date on which an individual is first appointed to any of these positions, he or she must own and hold a number of shares of our common stock (including shares subject to vested RSUs or stock options) having a minimum value determined as a multiple of such executive officer’s annual based salary as specified below.

As of December 31, 2012, Messrs. Akins, Brown, and Bowman each satisfied his applicable stock ownership requirement as demonstrated in the table below.

Name	Title	Guidelines	Stock Ownership ($)(1)	Stock Ownership as a Multiple of Salary ($)(2)
Robert P. Akins	Chief Executive Officer	3x base salary	$20,202,333	30
Edward J. Brown, Jr.	Chief Operating Officer	2x base salary	$30,347,223	58
Paul B. Bowman	Chief Financial Officer	2x base salary	$4,346,428	12

(1)	Stock ownership is calculated based on the closing sales price of our common stock of $90.43 per share at December 31, 2012.
(2)	Stock ownership as a multiple of salary is calculated as 2012 salary divided by stock ownership as of December 31, 2012.

Retirement, Health, and Welfare Benefits

Employee 401(k) Defined Contribution Plan

We maintain a Section 401(k) plan that allows participating employees to contribute a percentage of their eligible compensation, subject to annual Internal Revenue Service limits. The plan is available to all full-time U.S. employees, including our executive officers. Pursuant to the terms of the plan, we are allowed to make a matching contribution of up to 4% of each participating employee’s eligible compensation, not to exceed $5,000 per year. The amounts we contribute vest annually over a three-year period based on the employee’s date of hire. During 2012, Messrs. Akins, Bowman, Brown, and Bondur and Ms. McGinnis each received the maximum matching contribution of $5,000.

Executive Deferred Compensation Plan

We maintain an executive deferred compensation plan for senior management level employees. This plan is intended to be a non-qualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. The plan is maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees under the Employee Retirement Income Security Act of 1974 (“ERISA”). We have purchased company-owned life insurance to finance this plan. The plan allows participants to defer receipt of their base salary and/or annual cash incentive payments to provide retirement and other benefits for these employees. We do not provide a matching contribution on any deferrals under this plan.

We maintain this plan for the purpose of providing a competitive benefit by providing our executive officers an opportunity to defer income tax payments on their cash compensation. Of our executive officers, only Mr. Akins currently participates in this plan.

Officer Retirement Program

We do not provide supplemental cash retirement benefits to executive officers because we intend that the benefits provided under our long-term incentive plans, our Section 401(k) plan, and the deferred compensation plan will provide a sufficient and competitive source of retirement savings for our executive officers. However, we do have a retirement program that provides a consulting arrangement, continued equity vesting and executive health coverage for our executive officers who voluntarily retire while in good standing. We provide this program to reward our executive officers who have provided us with services over a significant number of years. The only executive officer who is currently eligible for this program is Mr. Akins. See the discussion below under “Potential Payments Upon Qualifying Retirement Terminations” for a more detailed description of the material terms and conditions of this program.

Employment Agreements and Change in Control Benefits

Employment agreements and change of control benefits are designed to facilitate the Company’s ability to attract and retain executives as the Company competes for talented employees in a marketplace where such protections are commonly offered. We have entered into employment agreements with Messrs. Akins, Bowman, and Brown and Ms. McGinnis which make them eligible to receive certain payments and benefits in the event his or her employment is involuntarily terminated other than for cause or is constructively terminated upon or within 18 months after a change in control of Cymer. Income and benefit protection against their potential loss of employment in connection with a change in control of Cymer is provided in consideration of the need to retain the services of these executive officers, provide for a smooth transition of leadership continuity and focus their efforts on stockholder interests when considering strategic ownership alternatives. These executive officers are also eligible to receive similar payments and benefits if he or she voluntarily resigns his or her employment for any reason within the 30-day period beginning one year after a change of control. These agreements and provisions have been in place for a number of years and, at this time, we intend to honor them. A mechanism is provided in each agreement to limit payments in the event they would result in the levy of an excise tax under Section 4999 of the Internal Revenue Code. See the discussion below under “Potential Payments Upon Qualifying Change in Control Related Terminations” for a more detailed description of the material terms and conditions of these change in control provisions.

Perquisites and Health and Welfare Benefits

We provide benefits to our executive officers that are available to all of our full-time employees, including participation in group life, health, dental, and vision and long-term disability insurance plans. In addition to these company-wide benefits, we provide our executive officers with a group long-term disability insurance plan, and they are eligible to receive comprehensive financial planning services.

In addition, the company provides to Messrs. Akins, Brown and Bowman a supplemental executive long-term disability coverage which provides a total benefit of 60% of monthly base earnings when combined with the group long-term disability coverage.

We do not view perquisites or other personal benefits as a significant component of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.

Regulatory Considerations

Certain tax and accounting requirements may influence the design and operation of our executive compensation program.

Section 162(m)—Deductibility of Remuneration in Excess of $1 Million

Section 162(m) of the Internal Revenue Code limits the amount that we may deduct as compensation expense for federal income tax purposes with respect to the remuneration paid to our chief executive officer and each of our four other most highly-compensated executive officers (other than our chief financial officer), or the covered officers, to $1 million per individual per year. There are certain exceptions to this deduction limit on compensation paid to our covered officers, including an exception for remuneration that qualifies as “performance-based compensation” (that is, compensation that is payable solely upon the achievement of objective performance criteria).

We structure our executive compensation program to maximize the deductibility of the remuneration paid to the covered officers to the extent that the compensation committee believes that doing so is in Cymer’s best interests. Consequently, our equity compensation plans have been designed to permit the compensation committee to grant stock options and other awards which will qualify as “performance-based compensation” under Section 162(m)), and we believe that the PRSU awards and stock options granted to our covered officers in 2012 will qualify under Section 162(m) as performance-based compensation. However, to maintain flexibility in compensating the covered officers in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy that all compensation must be deductible. For example, the vesting of shares of our common stock subject to RSU awards granted under our LTIP that are not subject to the achievement of specified performance objectives does not qualify as performance-based compensation and, accordingly, the compensation expense related to such awards to our covered officers will count toward the $1 million deduction limit.

While we cannot predict how the $1 million deduction limit may affect our executive compensation program in future years, we intend to maintain an approach to executive compensation that strongly links pay to performance. The compensation committee may, in its judgment, authorize and pay non-deductible compensation when it believes that such compensation is necessary and appropriate to attract and retain key executive officers. The compensation committee intends to continue to evaluate the effects of the compensation deduction limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with Cymer’s best interests.

Section 409A—Treatment of Nonqualified Deferred Compensation

Section 409A of the Internal Revenue Code requires that amounts that qualify as “nonqualified deferred compensation” satisfy certain documentation and operational requirements with respect to the timing of deferral elections, timing of payments, and certain other matters. We intend to administer our executive compensation program and design individual compensation elements, as well as the compensation plans and arrangements applicable to our employees generally, so that they are either exempt from, or satisfy the requirements of, Section 409A. From time to time, we may be required to amend some of our compensation plans and arrangements to ensure that they continue to be either exempt from or compliant with the requirements of Section 409A.

Accounting for Stock-Based Compensation

The compensation committee takes accounting implications into consideration in designing equity-based compensation plans and arrangements for our executive officers and other employees. One of the accounting requirements that directly affects employee compensation expense is the accounting treatment for stock-based compensation. The accounting for stock-based compensation requires us to calculate and record compensation expense in our statements of operations for all equity awards granted to our executive officers and other employees.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation awarded or paid to, or earned by, our chief executive officer, our chief financial officer and our other three most highly compensated executive officers, whom we refer to as our “named executive officers,” for 2012, 2011 and 2010 is set forth in the table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value & Nonqualified Deferred Compensation Earnings (Loss) (5)	All Other Compensation (6)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Robert P. Akins	2012	679,767	—	5,655,279	—	339,884	89,479	24,452	6,788,861
Chairman of the Board of	2011	659,968	—	5,119,752	—	539,788	78,363	24,106	6,421,977
Directors and Chief	2010	640,746	—	2,087,475	—	1,548,436	115,608	23,207	4,415,472
Executive Officer
Paul B. Bowman	2012	368,403	—	1,695,385	—	147,361	—	9,355	2,220,504
Senior Vice President,	2011	357,673	—	1,521,168	—	234,033	—	9,627	2,122,501
Chief Financial Officer	2010	350,000	—	786,445	—	517,356	—	14,538	1,668,339
and Secretary
Edward J. Brown, Jr.	2012	526,901	—	3,017,690	—	263,451	—	25,485	3,833,527
President and Chief	2011	511,554	—	2,735,832	—	418,400	—	25,241	3,691,027
Operating Officer	2010	496,655	—	1,262,186	—	1,015,258	—	24,268	2,798,367
Karen K. McGinnis	2012	265,027	—	611,139	—	66,257	—	5,824	948,247
Vice President, Corporate	2011	255,481	—	504,080	—	104,479	—	29,834	893,874
Controller and Chief	2010	250,000	—	162,785	191,416	233,388	—	27,221	864,810
Accounting Officer
Thomas J. Bondur (7)	2012	378,112	—	873,683	—	113,433	—	93,256	1,458,484
Vice President, Global Sales	2011	270,385	75,000	510,628	476,110	132,689	—	27,430	1,492,242
and Marketing

(1)	Mr. Bondur received a hire-on bonus as an inducement to join Cymer.
(2)	The amounts reported represent the grant date fair value of the RSU and PRSU awards granted to our named executive officers. For the PRSU awards, the grant date fair value reported was calculated based on the probable outcome of the performance conditions, determined at the grant date. The amounts reported exclude the effect of estimated forfeitures.

For 2012, the grant date fair value was calculated based on the closing sales price of our common stock on the date of grant multiplied by the number of shares of our common stock subject to each RSU award and the number of shares of our common stock subject to each PRSU award based on the probable outcome of the PRSU performance conditions as of the grant date. For half of the PRSU awards, the maximum award attainable was 200% of the target number of shares of our common stock subject to the PRSU awards and for the other half of the PRSU awards, the maximum award attainable was 150% of the target number of shares of our common stock subject to the PRSU awards. Assuming the highest level of performance conditions was achieved for the PRSUs, the maximum grant date fair value of the PRSU awards would have been as follows: Mr. Akins $4,056,040, Mr. Bowman $1,215,920 , Mr. Brown $2,164,327, Ms. McGinnis $438,360 and Mr. Bondur $626,660. The actual PRSU award amount was 54.04% of the target award amount for half of the PRSU awards and 135% of the target award amount for the other half of the PRSU awards, based on actual achievement against the performance conditions.

For 2011, the grant date fair value was calculated based on the closing sales price of our common stock on the date of grant multiplied by the number of shares of our common stock subject to each RSU award and the number of shares of our common stock subject to each PRSU award based on the probable outcome of the PRSU performance conditions as of the grant date. For half of the PRSU awards, the maximum award attainable was 200% of the target number of shares of our common stock subject to the PRSU awards and for the other half of the PRSU awards, the maximum award attainable was 150% of the target number of shares of our common stock subject to the PRSU awards. Assuming the highest level of performance conditions was achieved for the PRSUs, the maximum grant date fair value of the PRSU awards would have been as follows: Mr. Akins $4,072,530, Mr. Bowman $1,210,020 and Mr. Brown $2,176,230 and Ms. McGinnis $202,272. The actual PRSU award amount was 90.16% of the target award amount for half of the PRSU awards and 125% of the target award amount for the other half of the PRSU awards, based on actual achievement against the performance conditions.

In May 2011, in connection with the commencement of his employment on March 28, 2011, Mr. Bondur was granted an RSU award for 5,025 shares of our common stock and a PRSU award for 5,025 shares of our common stock that are subject to vesting based on our performance over a one-year performance period. The grant date fair value of these awards was calculated based on the closing sales price of our common stock on the date of grant multiplied by the number of shares of our common stock subject to the RSU award and the number of shares of our common stock subject to the PRSU award based on the probable outcome of the PRSU performance conditions as of the grant date. For half of the PRSU awards, the maximum award attainable was 200% of the target number of shares of our common stock subject to the PRSU award and for the other half of the PRSU awards, the maximum award attainable was 150% of the target number of shares of our common stock subject to the PRSU award. Assuming the highest level of performance conditions was achieved for the PRSU awards, the maximum grant date fair value of the PRSU awards would have been $427,540. The actual PRSU award was 90.16% of the target amount for half of the PRSUs and 125% of the target amount for the other half of the PRSU awards, based on actual achievement against the performance conditions.

For 2010, the grant date fair value was calculated based on the closing sales price of our common stock on the date of grant multiplied by the number of shares of our common stock subject to the RSU awards and the number of shares of our common stock subject to the PRSU awards based on the probable outcome of the PRSU performance conditions as of the grant date. For half of the PRSU awards, the maximum award attainable was 200% of the target number of shares of our common stock subject to the PRSU awards and for the other half of the PRSU awards, the maximum award attainable was 125% of the target number of shares of our common stock subject to the PRSU awards. Assuming the highest level of performance conditions was achieved for the PRSU awards, the maximum grant date fair value of the PRSU awards would have been as follows: Mr. Akins $2,917,990, Mr. Bowman $1,099,332 and Mr. Brown $1,764,381. The actual PRSU award was 65% of the target amount for half of the PRSU awards and 81.25% of the target amount for the other half of the PRSU awards, based on actual achievement against the performance conditions.

In February 2010, in connection with the commencement of her employment on November 30, 2009, Ms. McGinnis was granted an RSU award for 2,970 shares of our common stock and a PRSU award for 2,970 shares of our common stock that are subject to vesting based on our performance over a three-year performance period. The grant date fair value was calculated based on the closing sales price of our common stock on the date of grant multiplied by the number of shares of our common stock subject to the RSU awards and the number of shares of our common stock subject to the PRSU award based on the probable outcome of the PRSU performance conditions as of the grant date. For the PRSU awards, the maximum award attainable is 200% of the target number of shares of our common stock subject to the PRSU award. Assuming the highest level of performance conditions was achieved for the PRSU awards, the maximum grant date fair value of the PRSU awards would have been $186,041. The actual PRSU award was 60% of the target amount, based on actual achievement against the performance conditions.

(3)	The amounts reported represent the grant date fair value of the stock options granted. The fair value of the stock options was calculated using the Black-Scholes option pricing model. The assumptions used in the calculation are included in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2012 Annual Report on Form 10-K in the Notes to the Consolidated Financial Statements, Note 10, “Equity.” The amounts reported exclude the effect of estimated forfeitures.

No stock options were granted to any of our named executive officers in 2012.

Mr. Bondur and Ms. McGinnis were granted stock options to purchase 31,500 and 20,000 shares of our common stock, respectively, in July 2011 and February 2010, respectively, in conjunction with the commencement of their employment.

(4)	For 2012, the amounts reported represent 50% of 2012 target annual cash incentive that will be paid, pursuant to the Merger Agreement, at closing of the Merger.

For 2011, the amounts reported represent compensation earned in 2011 and paid in early 2012 for the 2011 STIP.

For 2010, the amounts reported represent compensation earned in 2010 and paid in early 2011 as follows: for Mr. Akins, the 2010 STIP of $1,421,540 and the 2007 LTIP of $126,896; for Mr. Bowman, the 2010 STIP of $517,356; for Mr. Brown, the 2010 STIP of $918,219 and the 2007 LTIP of $97,039; and for Ms. McGinnis, the 2010 STIP of $233,388.

(5)	The amounts reported represent the aggregate earnings in 2012, 2011 and 2010 for Mr. Akins, which are based upon investment results of participant selected phantom investment alternatives that track the actual performance of various market investments. Messrs. Bowman, Brown and Bondur, and Ms. McGinnis were not participants in the nonqualified deferred compensation plan during 2012, 2011 or 2010.

(6)	See “Detail of All Other Compensation” in the table below for the details of the other compensation reported in this column.

(7)	Mr. Bondur became our vice president, global sales and marketing effective March 28, 2011.

DETAIL OF ALL OTHER COMPENSATION

Name	Year	Matching 401(k) Contributions ($)	Life Insurance Premiums ($)	Financial Planning Services ($)(1)	Disability Income Protection ($)(2)	Relocation Expenses ($)(3)	Total ($)
Robert P. Akins	2012	5,000	934	16,247	2,271	—	24,452
	2011	5,000	1,206	15,629	2,271	—	24,106
	2010	5,000	1,282	14,654	2,271	—	23,207
Paul B. Bowman	2012	5,000	934	—	3,421	—	9,355
	2011	5,000	1,206	—	3,421	—	9,627
	2010	5,000	1,282	4,835	3,421	—	14,538
Edward J. Brown, Jr.	2012	5,000	934	16,214	3,337	—	25,485
	2011	5,000	1,206	15,698	3,337	—	25,241
	2010	5,000	1,282	14,649	3,337	—	24,268
Karen K. McGinnis	2012	5,000	824	—	—	—	5,824
	2011	5,000	1,029	—	—	23,805	29,834
	2010	5,000	1,070	—	—	21,151	27,221
Thomas J. Bondur	2012	5,000	934	—	—	87,322	93,256
	2011	2,846	886	—	—	23,698	27,430

(1)	We provide our executive officers, if desired, with comprehensive financial counseling services which include the following core disciplines:
•	Optimal utilization and integration of our plan benefits;

•	Capital accumulation and investment planning;

•	Short-term/retirement cash-flow planning;

•	Income tax forecasting and tax return preparation;

•	Estate planning; and

•	Life, disability and property/casualty insurance planning.

We pay 100% of these benefits and the amounts paid are reported as income to the executive officer.

(2)	We provide group long term disability (“LTD”) coverage to replace 50% of the executive officer’s base annual salary up to $13,000 per month. In addition, we provide our executive officers who are at a senior vice president level or above with a supplemental individual disability plan. This plan may provide up to an additional 10% of income replacement while the executive officer is disabled not to exceed 60% of monthly base earnings when combined with the group LTD coverage. Amounts vary by individual and any benefit amounts that would exceed $5,000 per month are subject to individual underwriting and approval by the insurance carrier.

Benefits under the group and individual policies begin after a 90-day elimination period and continue as long as the executive officer remains disabled from performing the duties of his or her own occupation until age 65. While we pay the monthly premiums for both the group and individual policies, premiums are subsequently taxed as imputed income to the executive officer. The benefits received under these policies are not taxable to the executive officer. Ms. McGinnis and Mr. Bondur were not eligible to participate in this program.

(3)	We provided relocation benefits to Ms. McGinnis and Mr. Bondur which included temporary housing, transportation for the executive officer and their families to San Diego, house-hunting travel and accommodation, packing, storage and delivery of housing contents, and certain home sale and home purchase expenses.

GRANTS OF PLAN-BASED AWARDS IN 2012

The following table summarizes certain information regarding grants of plan-based awards to our named executive officers during 2012. For further details of our non-equity incentive compensation program, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation.”

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards ($)
Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	Target (#)
Robert P. Akins	(1)	1/1/2012	27,191	679,767	1,359,535		—	—	—	—	—
	(2)	2/29/2012				(5)	5,609	11,218	22,436	—	711,809
	(2)	2/29/2012	—	—	—	(6)	5,609	11,218	16,827	—	773,705
	(3)	2/29/2012	—	—	—		—	—	—	22,436	1,031,607
	(4)	8/15/2012	—	—	—	(5)	5,375	10,750	21,500	—	887,430
	(4)	8/15/2012	—	—	—	(6)	5,375	10,750	16,125	—	964,598
	(3)	8/15/2012	—	—	—		—	—	—	21,500	1,286,130
Paul B. Bowman	(1)	1/1/2012	11,789	294,723	589,445		—	—	—	—	—
	(2)	2/29/2012				(5)	2,099	4,199	8,398	—	266,437
	(2)	2/29/2012	—	—	—	(6)	2,099	4,199	6,299	—	289,605
	(3)	2/29/2012	—	—	—		—	—	—	8,399	386,186
	(4)	8/15/2012	—	—	—	(5)	1,290	2,580	5,160	—	212,983
	(4)	8/15/2012	—	—	—	(6)	1,290	2,580	3,870	—	231,503
	(3)	8/15/2012	—	—	—		—	—	—	5,160	308,671
Edward J. Brown, Jr.	(1)	1/1/2012	21,076	526,901	1,053,802		—	—	—	—	—
	(2)	2/29/2012				(5)	4,207	8,414	16,828	—	533,888
	(2)	2/29/2012	—	—	—	(6)	4,207	8,414	12,621	—	580,314
	(3)	2/29/2012	—	—	—		—	—	—	16,828	773,751
	(4)	8/15/2012	—	—	—	(5)	1,935	3,870	7,740		319,475
	(4)	8/15/2012	—	—	—	(6)	1,935	3,870	5,805		347,255
	(3)	8/15/2012	—	—	—		—	—	—	7,740	463,007
Karen K. McGinnis	(1)	1/1/2012	5,301	132,513	265,027		—	—	—	—	—
	(2)	2/29/2012				(5)	636	1,272	2,544	—	80,711
	(2)	2/29/2012	—	—	—	(6)	636	1,272	1,908	—	87,730
	(3)	2/29/2012	—	—	—		—	—	—	2,544	116,973
	(4)	8/15/2012	—	—	—	(5)	558	1,116	2,232	—	92,128
	(4)	8/15/2012	—	—	—	(6)	558	1,116	1,674	—	100,139
	(3)	8/15/2012	—	—	—		—	—	—	2,231	133,458
Thomas J. Bondur	(1)	1/1/2012	9,075	226,867	453,734		—	—	—	—	—
	(2)	2/29/2012				(5)	914	1,828	3,656	—	115,991
	(2)	2/29/2012	—	—	—	(6)	914	1,828	2,742	—	126,077
	(3)	2/29/2012	—	—	—		—	—	—	3,656	168,103
	(4)	8/15/2012	—	—	—	(5)	794	1,588	3,176	—	131,092
	(4)	8/15/2012	—	—	—	(6)	794	1,588	2,382	—	142,491
	(3)	8/15/2012	—	—	—		—	—	—	3,175	189,929

(1)	The amounts reported represent the potential STIP cash incentive amounts for performance in 2012 as originally established by the compensation committee in February 2012. For further details, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Cash-Based Short-Term Incentives.” Pursuant to the Merger Agreement, we will pay each executive officer in good standing as of the closing date of the Merger the following amounts, which equal 50% of their 2012 target annual cash incentive: Mr. Akins—$339,884; Mr. Bowman—$147,361; Mr. Brown—$263,451; Ms. McGinnis—$66,257; and Mr. Bondur —$113,433.
(2)	The amounts reported represent annual PRSU awards for 2012 subject to vesting based on our performance over a one-year performance period granted under the LTIP. The grant date fair value reflects the probable outcome of the performance conditions at the date of grant. For further details on these awards, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentive Awards.”
(3)	The amounts reported represent annual RSU awards for 2012 granted under the LTIP. These RSU awards vest annually over a three-year period. The grant date fair value of these awards is calculated based on the closing sales price of our common stock on the date of grant.

(4)	The amounts reported represent annual PRSU awards for 2012 subject to vesting based on our performance over a one-year performance period granted under the LTIP. The grant date fair value reflects the probable outcome of the performance conditions at the date of grant. For further details on these awards, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentive Awards.”
(5)	The minimum threshold for meeting our financial targets was based on attainment of 50% of the defined financial targets with 50% of the target number of shares earned, and the maximum was based on attainment of 150% of the defined financial targets with 200% of the target number of shares earned.
(6)	The minimum threshold for meeting our target market share of deep ultraviolet light source and extreme ultraviolet source installations was based on attainment of 80% of target market share achieved with 50% of the target number of shares earned, and the maximum was based on attainment of 114% of the target installations achieved with 150% of the target number of shares earned.

OUTSTANDING EQUITY AWARDS AT YEAR END

The following table summarizes certain information with respect to the outstanding and unexercised stock options and outstanding and unvested stock awards held by our named executive officers as of December 31, 2012:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
Robert P. Akins	12,724	—	45.27	01/02/2014	83,557	(3)	7,556,060
	9,144	—	39.37	04/01/2014	13,973	(4)	1,263,578
	10,112	—	35.60	07/01/2014	32,341	(5)	2,924,597
	12,051	—	30.87	10/01/2014	54,920	(6)	4,966,416
	13,498	—	27.56	01/03/2015	—		—
	69,345	—	38.13	01/02/2018	—		—
Paul B. Bowman	20,000	—	29.42	05/21/2018	26,091	(3)	2,359,409
	—	—	—	—	5,261	(4)	475,752
	—	—	—	—	4,803	(5)	434,335
	—	—	—	—	22,530	(6)	2,037,388
Edward J. Brown, Jr.	250,000	—	33.57	09/06/2015	46,411	(3)	4,196,947
	52,005	—	38.13	01/02/2018	8,448	(4)	763,953
	—	—	—	—	17,282	(5)	1,562,811
	—	—	—	—	30,710	(6)	2,777,105
Karen K. McGinnis	10,416	4,584	31.32	02/26/2020	10,334	(3)	934,504
	—	—	—	—	1,604	(5)	145,050
	—	—	—	—	5,970	(6)	539,867
Thomas J. Bondur	12,468	19,032	50.16	07/05/2021	10,181	(3)	920,668
	—	—	—	—	4,648	(5)	420,319
	—	—	—	—	8,540	(6)	772,272

(1)	These stock options vest 25% on the earlier of the first anniversary of the grant date or hire date and 1/48 each month thereafter.
(2)	The expiration date of each stock option occurs ten years from the date of grant.
(3)	These shares represent RSU awards outstanding at December 31, 2012 and vest annually over a three year period from 2013 through 2015.
(4)	These shares represent PRSU awards outstanding at December 31, 2012 that were granted under our LTIP in 2010. These PRSU awards are subject to time-based vesting in 2013.
(5)	These shares represent PRSU awards outstanding at December 31, 2012 that were granted under our LTIP in 2011. These PRSU awards are subject to time-based vesting in 2013 and 2014.
(6)	These shares represent PRSU awards outstanding at December 31, 2012 that were granted under our LTIP in 2012. These PRSUs are subject to vesting over a three-year period from 2013 through 2015 based on our performance during 2012. For further details on these awards, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentives—Awards—2012.”
(7)	The market value amount is calculated based on the closing sales price of our common stock of $90.43 per share at December 31, 2012.

OPTIONS EXERCISED AND STOCK VESTED FOR 2012

The following table summarizes certain information regarding our named executive officers’ stock option exercises and the realized value upon exercise and all stock awards vested and the value realized upon vesting during 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Robert P. Akins	60,000	3,026,934	71,096	6,267,823
Paul B. Bowman	—	—	26,419	2,329,099
Edward J. Brown, Jr.	—	—	43,385	3,824,822
Karen K. McGinnis	—	—	6,358	560,521
Thomas J. Bondur	—	—	3,477	177,188

(1)	The value realized on exercise equals the difference between the exercise price of the stock option and the fair market value of our common stock on the date of exercise multiplied by the number of shares of our common stock acquired on exercise.
(2)	During the year ended December 31, 2012, certain of vested awards were net-share settled. For named executive officer awards, we withheld shares with value equivalent to their minimum statutory obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total RSU and PRSU shares withheld were: Mr. Akins, 33,180; Mr. Bowman, 11,458; Mr. Brown, 19,586; and Ms. McGinnis, 2,329, and were based on the value of the RSUs and PRSUs on their respective release dates, as determined by our closing stock price on such dates.
(3)	The value realized on vesting equals the fair market value of our common stock on the vesting date multiplied by the number of shares of our common stock acquired on vesting.

NONQUALIFIED DEFERRED COMPENSATION FOR 2012

The following table summarizes participation and activity in the nonqualified deferred compensation plan during the year ended December 31, 2012 for our named executive officers. The only named executive officer who is currently participating in this plan is our chief executive officer, Mr. Akins. No other named executive officers participated in 2012. For further details regarding the plan see “Compensation Discussion and Analysis—Retirement, Health, and Welfare Benefits.”

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (2)
Robert P. Akins	—	—	89,479	—	2,185,864

(1)	Earnings are based on the investment results of phantom investment alternatives selected by the individual participant that track the actual performance of various market investments. Phantom fund selections may be changed by the individual once per year.
(2)	$1,992,984 of such amount was previously reported in the Summary Compensation Table for prior years and the remaining $103,481 represents the aggregate earnings on such amounts.

POTENTIAL PAYMENTS UPON QUALIFYING CHANGE IN CONTROL RELATED TERMINATIONS

We have entered into employment agreements with certain of our executive officers which include change in control termination provisions. Under these agreements, an executive officer will not be eligible to receive any payments or benefits if the Board of Directors, as constituted prior to the change in control transaction, determines that the executive officer was demoted to a position not eligible for an employment agreement as of the effective date.

In the event that a triggering event occurs, Messrs. Akins and Brown are entitled to receive the following payment and benefits for 24 months, Mr. Bowman is eligible to receive the following payments and benefits for 18 months, and Ms. McGinnis is entitled to receive the following payments and benefits for 12 months:

•	a continuation of his or her monthly base salary as well as monthly payments equivalent to 1/36 of the aggregate amounts of his or her bonus amounts for the prior three years; and

•	a continuation of medical benefits.

Additionally, in the event that a triggering event occurs, Messrs. Akins, Brown, and Bowman and Ms. McGinnis will also receive the following payments and benefits:

•

a percentage of the cash short-term incentive that would otherwise be payable for the year of termination based on the number of days during the year in which the executive officer was employed by us; and

•	accelerated vesting of all outstanding and unvested stock options and other equity awards.

For purposes of these agreements, a “change in control” means:

•	the acquisition by a person or entity of 50% or more of the voting power of our outstanding securities;

•

a change in the composition of the Board of Directors within a two-year period as a result of which fewer than a majority of the directors are persons who were either our directors on the date of the respective agreement or who were elected or nominated by a majority of such persons; or

•	a merger resulting in a 50% or greater change in voting power of our outstanding securities.

However, in the event any of these acceleration benefits, together with any other benefits provided for in any other agreements between us and the executive officer, would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, (the “Code”) and would be subject to the excise tax imposed by Section 4999 of the Code, then such benefits will be provided either (1) in full or (2) as to a lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever of such amounts results in the executive receiving the greatest amount of after-tax benefits.

In the event of a qualifying termination of employment in connection with a change in control, the following named executive officers are eligible to receive the following payments and benefits assuming the triggering event took place on December 31, 2012:

Name	Term of Payout in Months	Pay Continuation ($)(1)	Stock Options ($)(2)(3)	Stock Awards ($)(2)(4)	Medical Benefits ($)(5)	Total ($)
Robert P. Akins	24	2,989,019	—	15,499,250	17,010	18,505,279
Paul B. Bowman	18	1,006,347	—	4,862,331	27,710	5,896,388
Edward J. Brown, Jr.	24	2,193,536	—	8,623,134	52,353	10,869,023
Karen K. McGinnis	12	402,504	270,960	1,487,574	26,273	2,187,311

(1)	The amounts reported include the continuation of monthly base salary as well as monthly payments equivalent to 1/36 of the aggregate bonus amounts for the prior three years.
(2)	The unvested portion of any stock options or other equity awards vest and become exercisable in full effective as of the date of the termination of employment.
(3)	The amounts reported related to change-in-control termination scenarios were calculated using the “in-the money” (intrinsic) value of stock options that would have become exercisable on December 31, 2012 based on the fair market value of our common stock on that date. The stock-based compensation expense recorded for financial statement reporting purposes may differ from the amounts reported in this column.
(4)	The amounts reported related to change-in-control termination scenarios are based on the intrinsic value of unvested stock awards that would have become vested on December 31, 2012 based on the fair market value of our common stock on that date. The value of PRSU awards was based on the probable outcome of the PRSU performance conditions as of December 31, 2012. The stock-based compensation expense recorded for financial statement reporting purposes may differ from the amount reported in this column.
(5)	The amounts reported include continuation of premium payments under COBRA assuming the election of continuing health insurance benefits for the executive officer and his or her qualified beneficiaries for a maximum of 18 months and an additional six months of Cal-COBRA medical insurance coverage for Messrs. Akins and Brown.

POTENTIAL PAYMENTS UPON QUALIFYING RETIREMENT TERMINATIONS

We have a retirement program for our executive officers that provides for payments and benefits upon a qualifying retirement termination. To be eligible for the program, an executive officer must have been an executive officer for at least five consecutive years of full-time service and must have either had (i) at least ten consecutive years of full-time service with us and be at least 55 years old, or (ii) at least 15 consecutive years of full-time service with us and be at least 50 years old. To receive the payments and benefits under the program, a retiring executive officer must complete an approved succession planning process and enter into a release and waiver of claims and consulting agreement with us. The executive officer must also either relinquish all unvested equity awards granted to him or her within one year of termination, or have an individual employment agreement with us that would provide for acceleration of vesting of all unvested equity awards in connection with such termination. Additionally, the program requires the executive officer to provide us with four years of consulting services in return for $1,000 per month in payment for those services, continued vesting in his or her outstanding stock options and other equity awards during the term of the consulting agreement, and an extended period to exercise options after retirement. The program also provides the executive officer with specific health insurance continuation benefits for a period of 12 months, and following such period the health benefits may be continued at the executive officer’s own expense. We had no participants in this program during 2012.

The only named executive officer who is currently eligible for this program is our chief executive officer, Mr. Akins. No other named executive officer will be eligible for this program until 2015 when our president and chief operating officer, Mr. Brown, becomes eligible, assuming the eligibility criteria of the retirement program has not changed and he meets these criteria. Our retirement program for our executive officers would provide the following potential payments and benefits upon a qualifying retirement terminations of our chief executive officer, provided that such a qualifying termination event took place on December 31, 2012:

			Equity Awards (2)
Name	Term of Consulting Agreement	Consulting Services ($) (1)	Stock Options ($)(3)	Stock Awards ($)(4)	Benefits ($)(5)	Total ($)
Robert P. Akins	4 years	48,000	—	15,499,250	8,556	15,555,806

(1)	The amount reported includes consulting fees paid at a rate of $1,000 per month.
(2)	Stock options and other equity awards will continue to vest during the term of the four year consulting agreement pursuant to the terms and conditions of the stock option and equity award agreements. The amounts reported in these two columns assume that stock options and unvested equity awards at December 31, 2012 will vest in full over the four year consulting period. The value of outstanding stock options and unvested equity awards is calculated based on the fair market value of our common stock as of December 31, 2012. The stock-based compensation recorded for accounting purposes may differ from the amounts disclosed in these two columns.
(3)	The amounts reported relate to stock options were calculated using the “in-the money” (intrinsic) value of stock options that would have become exercisable on December 31, 2012 based on the fair market value of our common stock on that date.
(4)	The amounts related to stock awards are based on the intrinsic value of the unvested stock awards on December 31, 2012 based on the fair market value of our common stock. The value of the unvested PRSU awards was based on the probable outcome of the PRSU performance conditions as of December 31, 2012.
(5)	The amount reported includes continuation of premium payments under our Group Health Plan, for the executive officer and his qualified beneficiaries for a period of 12 months.

COMPENSATION POLICES AND PRACTICES AS THEY RELATE TO THE COMPANY’S RISK MANAGEMENT

The compensation committee completed a review of our compensation programs in May 2012 and concluded that our compensation policies and practices for all employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on the company. Our compensation policies and practices, as well as relevant plan provisions, currently mitigate excess risk taking through the following measures:

•	We award both short-term and long-term incentives with multiple, specific and measurable performance criteria that focus on both top line results and profitability;

•	Our short-term and long-term compensation programs incorporate threshold and maximum levels of performance and payout;

•

Our short-term incentive and profit-sharing programs limit funding costs in 2012 to fifty-percent of the portion of operating income that exceeds the annual operating income target set for 2012, not to exceed twenty-percent of adjusted EBITDA;

•	The compensation committee has the authority to reduce cash payout calculations;

•	We have stock ownership guidelines in place for our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer;

•	Equity grants have overlapping vesting periods, which enhances accountability for sustaining and increasing value over longer periods;

•	The compensation committee has established a formal equity grant policy and annually approves our equity grant levels and also approves all individual equity awards; and

•	Executive agreements do not provide for excise tax gross-ups in the case of severance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2012, the compensation committee consisted of four independent directors: Messrs. Braun, Oldham, Ruttenberg and Tompkins. None of these directors have ever been an officer or employee of us or our subsidiaries, or had any relationships requiring disclosure under this caption.

COMPENSATION COMMITTEE REPORT(1)

The compensation committee has reviewed and discussed the information contained under the caption “Executive Compensation—Compensation Discussion and Analysis” (the “CD&A”) for 2012 with management and, based on such review and discussions, the compensation committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K/A for the year ended December 31, 2012.

Compensation Committee

Edward H. Braun, Chairman William G. Oldham Eric M. Ruttenberg Jon D. Tompkins

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “1933 Act”), or the Securities Exchange Act of 1934, as amended (the “1934 Act”), whether made before or after the date hereof and without regard to any general incorporation language contained in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders (1)	2,023,122	$35.53	1,751,005
Equity compensation plans not approved by security holders (2)	57,045	$35.34	—

Total	2,080,167	$36.01	1,751,005

(1)	Includes the 1996 Stock Option Plan, the 2005 Equity Incentive Plan and the 2011 Equity Incentive Plan.
(2)	Consists solely of the 2000 Equity Incentive Plan (“2000 Plan”). The exercise price of the stock options granted under the 2000 Plan was equal to the quoted market value of our common stock on the date of grant. Stock Options granted under the 2000 Plan expire ten years after the options are granted and generally vest and become exercisable ratably over a four year period following the date of grant. The plan was terminated in May 2005 upon the approval of the 2005 Equity Plan.
(3)	Includes 226,668 shares reserved for issuance under the 1996 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information regarding the ownership of our common stock as of March 7, 2013 by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial Owner	Beneficial Ownership and Nature of Ownership (1)(2)	Percent of Total
5% Stockholders
BlackRock Institutional Trust Company, N.A.	2,340,720	7.4%
400 Howard Street
San Francisco, CA 94105
Tinicum Capital Partners, L.P.	2,125,203	6.7%
800 Third Avenue, 40th Floor
New York, NY 10022
Capital World Investors	1,901,495	6.0%
333 South Hope Street, 55th Floor
Los Angeles, CA 90071
The Vanguard Group, Inc.	1,801,217	5.7%
100 Vanguard Blvd
Malvern, PA 19355
Officers and Directors
Charles J. Abbe	39,260	*
Robert P. Akins	292,688	*
Edward H. Braun	14,502	*
Michael R. Gaulke	37,568	*
William G. Oldham	13,502	*
Eric M. Ruttenberg (3)	2,133,586	6.7%
Peter J. Simone	20,702	*
Young K. Sohn	35,935	*
Jon D. Tompkins	11,524	*
Paul B. Bowman	71,645	*
Edward J. Brown, Jr.	377,403	1.2%
Karen K. McGinnis	19,933	*
Thomas J. Bondur	20,764	*
All executive officers and directors as a group (13 persons)	3,089,012	9.5%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 31,618,196 shares outstanding on March 7, 2013, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such option for computing the percentage of ownership of such person but are not treated as outstanding for computing the percentage of any other person. The information shown does not include options, RSUs or PRSUs that vest more than 60 days after the Table Date.
(2)	Includes the following number of shares issuable upon exercise of options exercisable as of, or that will have become exercisable within 60 days of March 7, 2013 and shares subject to RSU and PRSU awards that will be issued within 60 days of March 7, 2013: Mr. Abbe, 16,366 shares; Mr. Akins, 196,159 shares; Mr. Braun, 5,166 shares; Mr. Gaulke, 19,566 shares; Dr. Oldham, 5,166 shares; Mr. Ruttenberg, 1,966; Mr. Simone, 12,366 shares; Mr. Sohn, 14,766 shares; Mr. Tompkins, 2,566 shares; Mr. Bowman, 45,547 shares; Mr. Brown, 343,820 shares; Ms. McGinnis 15,282 shares; Mr. Bondur 17,464 shares and all executive officers and directors as a group 696,200 shares.

(3)	Mr. Ruttenberg disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

Changes in Control. Information required by this item is incorporated by reference under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” to Item 7 of Part II of this Annual Report on Form 10-K”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons. Under our audit committee charter, our audit committee is responsible for reviewing and approving, on a quarterly basis, every transaction with a related person that must be disclosed by us pursuant to item 404(a) of SEC Regulation S-K. In addition, our Board of Directors determines annually whether any related party relationships exist among the directors which would interfere with the independent judgment of individual directors in carrying out his responsibilities as director. We did not have any such transactions during 2012.

Indemnification Agreements. We have entered into indemnification agreements with our executive officers and directors which contain provisions that may require us, among other things, to indemnify those officers and directors against liabilities that may arise by reason of their service as officers or directors. The agreements also require us to advance to the officers and directors expenses that they expect to incur as a result of any proceeding against them as to which they could be indemnified.

Director Independence. As required under the NASDAQ Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with our legal counsel to ensure that the Board of Directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Cymer, our senior management and our independent registered public accounting firm, our Board of Directors affirmatively has determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Akins, our chief executive officer and chairman of the Board of Directors. As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present and the executive session chairman presides.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees. The following table represents aggregate fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by KPMG LLP. All fees described below were approved by the audit committee.

	Year Ended December 31,
	2012	2011
Audit fees (1)	$1,467,645	$1,393,335
Audit related fees (2)	136,030	—
Tax fees	—	—
All other fees	—	—

Total fees	$1,603,675	$1,393,335

(1)	Audit Fees. This category includes KPMG LLP’s audit of our annual consolidated financial statements and internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q, audits of statutory financial statements for certain of our foreign subsidiaries, and consents issued in connection with SEC filings under Form S-8.
(2)	Audit Related Fees. This category consists of assurance and related services provided by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included in the fees reported in the table above under “Audit Fees”. The services for the fees included in this category include due diligence support and consents issued in connection with proposed merger with ASML.

Pre-Approval Policies and Procedures. The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. The audit committee generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and all other fees up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All of the independent audit fees were pre-approved by the audit committee and no services were performed other than by KPMG LLP. The chairman of the audit committee has been delegated the authority to grant pre-approval under the pre-approval policy. Any approval by the chairman under this authority is reported to the audit committee at its next regular meeting.

The audit committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the independent registered public accounting firm’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMER, INC.

By:	/s/ ROBERT P. AKINS
Robert P. Akins,
Chief Executive Officer
and Chairman of the Board

Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT P. AKINS Robert P. Akins	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2013

/s/ PAUL B. BOWMAN Paul B. Bowman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2013

/s/ KAREN K. MCGINNIS Karen K. McGinnis	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2013

* Charles J. Abbe	Director

* Edward H. Braun	Director

* Michael R. Gaulke	Director

* William G. Oldham	Director

* Eric M. Ruttenberg	Director

* Peter J. Simone	Director

* Young K. Sohn	Director

* Jon D. Tompkins	Director

* By: /s/ ROBERT P. AKINS Robert P. Akins (Attorney-in-Fact)	March 29, 2013

INDEX TO EXHIBITS

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.