Form 10-Q
period 2013-03-31
CYMER INC
filed 2013-04-26
CIK 897067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The total number of shares of Common Stock, with $0.001 par value, outstanding on April 11, 2013 was 31,621,634.

CYMER, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

ITEM 1.	Financial Statements

CYMER, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$190,161	$134,660
Restricted cash	6,153	6,430
Short-term investments	94,276	149,311
Accounts receivable—net of allowance for doubtful accounts of $426 and $501, respectively	95,709	113,249
Inventories	305,027	259,536
Deferred income taxes	73,117	72,948
Other current assets	54,498	40,558

Total current assets	818,941	776,692
Long-term investments	0	21,767
Property, plant and equipment—net of accumulated depreciation of $202,094 and 196,607, respectively	185,151	169,052
Deferred income taxes	15,019	16,906
Goodwill	17,130	17,503
Intangible assets—net of accumulated amortization of $6,226 and $5,834, respectively	8,251	8,717
Other assets	13,056	12,593

Total assets	$1,057,548	$1,023,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,691	$80,414
Deferred revenue	139,467	121,478
Deferred income taxes	178	186
Other current liabilities	27,763	41,419

Total current liabilities	271,099	243,497
Deferred revenue	9,558	5,814
Deferred income taxes	679	705
Other liabilities	19,980	23,434

Total liabilities	301,316	273,450

COMMITMENTS AND CONTINGENCIES (NOTE 12)
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares; $.001 par value; no shares issued or outstanding	0	0
Common stock, authorized 100,000,000 shares; $.001 par value; 45,033,000 shares issued and 31,621,000 shares outstanding at March 31, 2013; 44,782,000 shares issued and 31,370,000 shares outstanding at December 31, 2012	45	45
Additional paid-in capital	709,776	696,818
Treasury stock, at cost (13,412,000 common shares at March 31, 2013 and December 31, 2012)	(492,890)	(492,890)
Accumulated other comprehensive loss	(20,552)	(11,780)
Retained earnings	559,853	557,587

Total stockholders’ equity	756,232	749,780

Total liabilities and stockholders’ equity	$1,057,548	$1,023,230

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$99,555	$150,498
Cost of revenue	48,262	74,997

Gross profit	51,293	75,501

Operating expenses:
Research and development	45,538	42,315
Sales and marketing	5,548	6,491
General and administrative	12,380	10,021

Total operating expenses	63,466	58,827

Operating (loss) income	(12,173)	16,674

Other income (expense):
Foreign currency exchange gain (loss)	683	(263)
Interest income	252	380
Interest expense	(160)	(254)
Other income	67	154

Total other income	842	17

(Loss) income before income taxes	(11,331)	16,691
Income tax benefit	13,597	4,840

Net income	$2,266	$21,531

Earnings per share:
Basic	$0.07	$0.70

Diluted	$0.07	$0.68

Weighted average shares outstanding:
Basic	31,586	30,814

Diluted	32,441	31,443

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013		2012
Net income		$2,266		$21,531
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments		(8,243)		(4,668)
Unrealized (losses) gains on available for sale investments
Unrealized holding (losses) gains arising during the period	(20)		134
Less: reclassification adjustment for gains included in other income	(67)		(154)
Tax benefit	34	(53)	7	(13)

Unrealized (losses) gains on foreign currency forward exchange contracts
Unrealized holding (losses) gains arising during the period	(711)		1,547
Less: reclassification adjustment for gains included in cost of revenue	0		(32)
Tax benefit (expense)	233	(478)	(558)	957

Unrealized pension gain (losses)		2		(4)

Total other comprehensive loss, net of tax		(8,772)		(3,728)

Comprehensive (loss) income		$(6,506)		$17,803

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2012	44,782	$45	$696,818	(13,412)	($492,890)	($11,780)	$557,587	$749,780
Exercise of common stock options	38	0	1,463	0	0	0	0	1,463
Issuance of shares upon vesting of restricted stock unit awards	213	0	0	0	0	0	0	0
Employee stock-based compensation	0	0	7,137	0	0	0	0	7,137
Income tax benefit from stock option exercises	0	0	4,358	0	0	0	0	4,358
Net income	0	0	0	0	0	0	2,266	2,266
Other comprehensive loss	0	0	0	0	0	(8,772)	0	(8,772)

BALANCE, MARCH 31, 2013	45,033	$45	$709,776	(13,412)	($492,890)	($20,552)	$559,853	$756,232

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$2,266	$21,531
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	7,816	5,796
Stock-based compensation	7,137	5,791
Bad debt (recovery) expense	(70)	345
Excess tax benefits from stock option exercises	(4,358)	(1,547)
Provision for deferred income taxes	6,309	4,014
Loss on disposal of property, plant and equipment	11	154
Change in assets and liabilities:
Restricted cash	277	(133)
Accounts receivable	16,816	(3,488)
Inventories	(48,622)	(1,494)
Other assets	(15,053)	(6,410)
Accounts payable	21,627	4,988
Deferred revenue	20,753	26,042
Other liabilities	(15,531)	(23,999)

Net cash (used in) provided by operating activities	(622)	31,590

Investing activities:
Acquisition of property, plant and equipment	(22,008)	(9,287)
Purchases of investments	(2,997)	(107,012)
Proceeds from sold or matured investments	79,207	104,046

Net cash provided by (used in) investing activities	54,202	(12,253)

Financing activities:
Proceeds from issuance of common stock	1,463	3,399
Excess tax benefits from stock option exercises	4,358	1,547
Install payments related to prior acquisition of eDiag	(3,000)	(3,000)
Payments under capital lease obligations	(95)	(104)

Net cash provided by financing activities	2,726	1,842

Effect of exchange rate changes on cash and cash equivalents	(805)	(110)

Net increase in cash and cash equivalents	55,501	21,069
Cash and cash equivalents at beginning of the period	134,660	125,027

Cash and cash equivalents at end of the period	$190,161	$146,096

Supplemental disclosure of cash flow information:
Interest paid	$46	$44

Income taxes paid	$4,660	$1,551

Supplemental disclosure of non-cash investing and financing activities:
Net increase in acquisition of property and equipment included in accounts payable	$629	$792

Net decrease in in-transit proceeds from issuance of common stock	$0	$3

Property and equipment acquired under capital lease obligations	$56	$120

See Notes to Unaudited Consolidated Financial Statements.

CYMER, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended March 31, 2013

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

Merger with ASML

On October 16, 2012, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) ASML Holdings N.V. (“ASML”), (ii) solely for purposes of Article II, Article IV, Article VI and Article X, ASML US Inc., a Delaware corporation and an indirect wholly owned subsidiary of ASML (“Holdco”), and Kona Technologies, LLC, a Nevada limited liability company and a wholly owned subsidiary of Holdco (“Merger Sub 2”),, (iii) Kona Acquisition Company, Inc., a Nevada corporation and a wholly owned subsidiary of Holdco (“Merger Sub”), and (iv) the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, and immediately thereafter, the Company will be merged with and into Merger Sub 2. References herein to the “Merger” should, unless the context otherwise requires, be read to mean the merger of Merger Sub into the Company and the merger of the Company into Merger Sub 2, as part of an integrated plan.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive (i) $20.00 in cash, without interest, and (ii) 1.1502 ordinary shares, nominal value EUR 0.09 per share, of ASML (“ASML ordinary shares”).

At the special meeting of our stockholders held on February 5, 2013 (the “Special Meeting”), our stockholders approved the proposal to approve the Merger Agreement.

Completion of the Merger is subject to the satisfaction or waiver of certain remaining conditions, including, among others: (i) receipt of certain consents and approvals from competition regulators in Japan and South Korea, (ii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iii) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

We anticipate that the Merger will close in the second quarter of 2013.

Basis of Accounting

The accompanying unaudited consolidated financial information has been prepared by management, without audit, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2012 was derived from the audited consolidated financial statements at that date; however, it does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

In the opinion of management, the unaudited consolidated financial statements for the interim period presented reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These unaudited consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Results for the interim periods presented herein are not necessarily indicative of results that may be reported for any other interim period or for the year ending December 31, 2013.

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

Concentrations

Sales to ASML Holding N.V. (“ASML”) and Nikon, Corp. (“Nikon”), two of our three lithography tool manufacturing customers, SK Hynix Limited (“Hynix”) and Samsung Electronics Co. (“Samsung”), two of our chipmaker customers, amounted to 5%, 9%, 16% and 17%, respectively, of total revenue for the three months ended March 31, 2013 and 34%, 10%, 9% and 10%, respectively, for the three months ended March 31, 2012. A loss of one or more of these customers would have a significant adverse effect on our operating results, financial condition, and cash flows.

Recently Adopted Accounting Standards

In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. In January 2013, the FASB amended the scope of the amended standards to clarify that the disclosure requirements are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. We adopted these revised standards on January 1, 2013. These amended standards require additional footnote disclosures to Note 6, Derivative Instruments and Hedging Activities. These revised standards did not affect our financial position or results of operations.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“OCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes to the consolidated financial statements. We adopt this revised guidance in the first quarter of 2013, and have reflected the new disclosures in our unaudited consolidated statements of comprehensive (loss) income. The adoption of this guidance did not affect our financial position or results of operations.

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

Derivative Instruments

Our foreign currency forward exchange contracts are valued using an income approach which includes observable Level 2 market inputs at the measurement date and uses a standard valuation technique to convert future foreign currency amounts to a single discounted present amount assuming participants are motivated, but not compelled, to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Key inputs in this discounted calculation include spot currency exchange rates at the measurement date, interest rates, and credit default swap rates at standard quoted intervals. Credit default swaps on us are not available, so we estimated our credit risk premium based on a financing arrangement that was offered to us during the three months ended March 31, 2013 by a third party. The principal market in which we execute our foreign currency forward exchange contracts is the retail market. Mid-market pricing is used as a practical expedient for fair value measurements. Since significant inputs in the valuation of our foreign currency forward exchange contracts are observable in the active market, they are classified as Level 2 in the fair value hierarchy. For further discussion, see Note 6, “Derivative Instruments and Hedging Activities.”

Financial assets and liabilities (excluding cash balances) measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2013	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$89,459	$86,453	$3,006	$0
Short-term investments:
Corporate debt securities	61,063	0	61,063	0
U.S. government securities	18,016	0	18,016	0
Commercial paper	13,895	0	13,895	0
Certificates of deposit	1,302	0	1,302	0
Foreign currency forward exchange contracts (2)	137	0	137	0

	$183,872	$86,453	$97,419	$0

Liabilities:
Foreign currency forward exchange contracts (3)	$1,584	$0	$1,584	$0

	$1,584	$0	$1,584	$0

	December 31, 2012	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$50,144	$29,678	$20,466	$0
Short-term investments:
Corporate debt securities	80,464	0	80,464	0
U.S. government securities	35,159	0	35,159	0
Commercial paper	32,385	0	32,385	0
Certificates of deposit	1,303	0	1,303	0
Long-term investments:
Corporate debt securities	8,038	0	8,038	0
U.S. government securities	13,729	0	13,729	0

	$221,222	$29,678	$191,544	$0

Liabilities:
Foreign currency forward exchange contracts (4)	$3,123	$0	$3,123	$0

	$3,123	$0	$3,123	$0

(1)	We did not have any transfers in or out of Level 1 or Level 2.
(2)	Included in other current assets on the accompanying unaudited consolidated balance sheets.
(3)	Included in other current liabilities on the accompanying unaudited consolidated balance sheets.
(4)	$2.6 million is included in other current liabilities and $486,000 is included in other liabilities on the accompanying unaudited consolidated balance sheets.

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

We test for goodwill impairment and determine the fair value based on a combination of inputs including our market capitalization, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually in the fourth quarter of each year, or upon the occurrence of certain triggering events. During the three months ended March 31, 2013, there have been no triggering events associated with our goodwill; therefore, no impairment analysis was conducted during the period. Historically, the fair value of our goodwill has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long-lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows which are not observable from the market, directly or indirectly. During the three months ended March 31, 2013, there have been no triggering events associated with our long-lived assets; therefore, no impairment analysis was conducted during the period.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments at March 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$100,702	$0	$0	$100,702
Cash equivalents:
Money market funds	62,451	0	0	62,451
Certificate of deposits	24,002	0	0	24,002
Corporate debt securities	3,008	0	(2)	3,006

Total cash and cash equivalents	$190,163	$0	$(2)	$190,161

Short-term investments:
Certificate of deposits	1,302	0	0	1,302
Corporate debt securities	61,035	33	(5)	61,063
U.S. government securities	18,006	10	0	18,016
Commercial paper	13,895	0	0	13,895

Total short-term investments	$94,238	$43	$(5)	$94,276

Total cash, cash equivalents and investments	$284,401	$43	$(7)	$284,437

Cash, cash equivalents and investments at December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$84,516	$0	$0	$84,516
Cash equivalents:
Money market funds	19,678	0	0	19,678
Certificate of deposits	10,000	0	0	10,000
Commercial paper	17,462	0	0	17,462
Corporate debt securities	3,004	0	0	3,004

Total cash and cash equivalents	$134,660	$0	$0	$134,660

Short-term investments:
Corporate debt securities	80,394	72	(2)	80,464
U.S. government securities	35,138	21	0	35,159
Commercial paper	32,384	1	0	32,385
Certificates of deposit	1,303	0	0	1,303

Total short-term investments	$149,219	$94	$(2)	$149,311

Long-term investments:
Corporate debt securities	8,017	21	0	8,038
U.S. government securities	13,718	25	(14)	13,729

Total long-term investments	$21,735	$46	$(14)	$21,767

Total cash, cash equivalents and investments	$305,614	$140	$(16)	$305,738

The contractual maturities of our cash equivalents and investments at March 31, 2013 were all due in one year or less. We did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months at March 31, 2013.

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$103,117	$92,637
Work-in-progress	88,551	57,069
Finished goods	113,359	109,830

	$305,027	$259,536

The inventories at March 31, 2013 reflect a $5.9 million write down in inventory during the three months ended March 31, 2013. This write down resulted from design changes in our EUV 3300 sources that increased the costs of the sources such that the related inventory exceeded its estimated net realizable value based on the current contract pricing with ASML for the first twelve EUV 3300 sources.

5. GOODWILL

The following table provides the changes in the carrying amount of goodwill during the three months ended March 31, 2013 (in thousands):

March 31, 2013
Balance at January 1, 2013	$17,503
Foreign currency translation adjustments	(373)

Balance at March 31, 2013	$17,130

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

Our foreign currency risk falls into two primary categories. First, our gross profit margins are subject to change when we sell our products in one currency and the product costs are denominated in a different currency. To mitigate this risk, we enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges to mitigate fluctuations in the gross profit margins of these forecasted transactions. We also occasionally enter into derivative financial instruments, principally forward contracts, which we designate as cash flow hedges when we anticipate purchasing a capital asset in a currency other than the functional currency of the entity purchasing the asset. Designated hedging instruments qualify for cash flow hedge accounting treatment if certain criteria are met. For example, at the inception of the hedge, we must have formal documentation of the hedging relationship and our management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed. The hedging relationship must be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. Interest charges or “forward points” on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded in the unaudited consolidated statements of operations.

The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). The cash flows resulting from forward exchange contracts are classified in the unaudited consolidated statements of cash flows as part of cash flows from operating activities. If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective, and we would reclassify the ineffective portion of the hedge into other income (expense). We can also experience ineffectiveness if the expected date of a hedged transaction is delayed beyond the maturity date of the cash flow hedge. In such an instance, the asset or liability value of a cash flow hedge is larger than the liability or asset value of the hedged transaction on a net present value basis, rendering the surplus amount ineffective which we record to other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited consolidated statements of operations contain immaterial gains and losses due to time value differences. We adjust the level and use of derivatives as soon as practicable after learning that an exposure has changed. We review all exposures on derivative positions on a regular basis.

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

Buy/Sell:	March 31, 2013

Japanese Yen/U.S. Dollar	$6,000
U.S. Dollar/South Korean Won	$40,500
U.S. Dollar/Taiwanese Dollars	$19,000
Euros/U.S. Dollar	$34,027

The fair value of all of our forward contracts totaled to an asset of $137,000 and a liability of $1.6 million at March 31, 2013 and a liability of $3.1 million at December 31, 2012. As of March 31, 2013, the deferred loss, net of tax, for those that qualified for hedge accounting treatment was $890,000, of which we expect $564,000 to be reclassified from accumulated other comprehensive income into earnings at the then-current values over the next twelve months as the underlying hedged transaction occur. The derivative instruments that we enter into are subject to master netting arrangements and qualify for net presentation on the balance sheet. The gross fair value of derivative instruments in our unaudited consolidated balance sheets was as follows (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012

		Fair Value			Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$8	$807	Other current liabilities	$(669)	$25

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	651	256	Other current liabilities	(1,437)	3,675

		$659	$1,063	Other liabilities	0	486

					$(2,106)	$4,186

The effect of derivative instruments on our unaudited consolidated statements of operations and comprehensive income (loss) (“OCI”) was as follows (in thousands):

	Assets			Liabilities
Description as of March 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
Derivatives	$659	$(522)	$137	$2,106	$(522)	$1,584

	$659	$(522)	$137	$2,106	$(522)	$1,584

	Assets			Liabilities
Description as of December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
Derivatives	$1,063	$(1,063)	$0	$4,186	$(1,063)	$3,123

	$1,063	$(1,063)	$0	$4,186	$(1,063)	$3,123

		Three Months Ended March 31,
	Location in financial statements	2013	2012
Derivatives designated as hedging instruments:
Gain (loss) recognized in OCI on derivative (effective portion)	OCI	$(711)	$1,547
Gain reclassified from accumulated OCI into income (effective portion)	Cost of revenue	$0	$32
Loss recognized in income on derivatives (ineffective portions and amount excluded from effectiveness testing) (1)	Cost of revenue	$(39)	$(102)
Derivatives not designated as hedging instruments:
Gain recognized in income on derivatives	Foreign currency exchange gain	$1,729	$728

(1)	The amount represents the gain (loss) recognized in income on the amount of the hedging relationship excluded from effectiveness testing. There was no gain (loss) recognized in income related to an ineffective portion of the hedging relationship.

We are exposed to credit losses in the event of nonperformance by the banks with which we transact foreign currency hedges. We manage this credit risk by transacting foreign currency hedging with more than one institution, only executing hedges with counterparties that meet our minimum requirements, monitoring the credit ratings of our counterparties on a periodic basis and negotiating contractual master netting provisions that allow us to record and offset liabilities to a counterparty against amounts due from that counterparty in an event of default. We do not receive collateral from our hedging counterparties. As of March 31, 2013, we have a total credit exposure of $137,000 from nonperformance of foreign exchange hedging counterparties.

7. OTHER BALANCE SHEET DETAILS

Details of other assets and other liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Other current assets:
Prepaids and other	$40,457	$39,068
Income taxes receivable	13,904	1,490
Foreign exchange contracts receivable	137	0

	$54,498	$40,558

	March 31, 2013	December 31, 2012

Other current liabilities:
Accrued payroll and benefits	$11,335	$11,846
Accrued warranty	5,658	7,202
Income taxes payable	1,152	11,088
Other	9,618	11,283

	$27,763	$41,419

	March 31, 2013	December 31, 2012
Other liabilities:
Accrued income taxes	$7,690	$8,444
Other	12,290	14,990

	$19,980	$23,434

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

	Three Months Ended March 31,

	2013	2012
Stock options (1)	30,000	0
RSUs (2)	157,363	301,691
PRSUs (3)	64,482	129,194

	251,845	430,885

(1)	Stock options generally vest over a four-year period with 25% of the shares vesting on the one-year anniversary of the participant’s date of grant. The balance vests in 36 equal monthly installments thereafter, subject to the participant’s continued service through the applicable vesting dates.
(2)	RSUs generally vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.
(3)	The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on our performance related to market share and revenue targets. The shares, if any, will be issued following the end of the applicable performance period. The shares issued will vest annually over a three-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

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

We did not grant stock options during the three months ended March 31, 2012. The following weighted average assumptions were used for valuing stock options granted during the three months ended March 31, 2013:

Three Months Ended March 31,
2013
Volatility rate	40%
Risk free interest rate	0.92%
Expected term (in years)	3.15

The components of share-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	$119	$210
RSUs	4,765	3,586
PRSUs	2,253	1,995

	$7,137	$5,791

Stock Repurchase Program

In April 2008, our board authorized us to repurchase up to $100 million of our common stock. The program does not have a fixed expiration date and may be discontinued at any time. During the three months ended March 31, 2013, no shares were repurchased under this program. As of March 31, 2013, $57.8 million remains available for share repurchases under this program. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

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

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available- for-sale investments	Net unrealized gains (losses) on foreign currency forward exchange contracts	Unrealized pension gains (losses)	Accumulated other comprehensive loss
Beginning Balance, January 1, 2013	$(11,400)	$76	$(412)	$(44)	$(11,780)
Net current period other comprehensive loss	(8,243)	(53)	(478)	2	(8,772)

Ending Balance, March 31, 2013	$(19,643)	$23	$(890)	$(42)	$(20,552)

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

The following table sets forth a reconciliation of basic and diluted EPS (in thousands, except per share information):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$2,266	$21,531
Denominator:
Weighted average common shares	31,586	30,814
Effect of dilutive securities	855	629

Denominator for diluted earnings per share	32,441	31,443

Earnings per share:
Basic	$0.07	$0.70

Diluted	$0.07	$0.68

Anti-dilutive securities excluded from the computation of diluted earnings per share	20	193

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

The following table provides details of income taxes (dollars in thousands):

	Three Months Ended March 31,

	2013	2012
(Loss) income before income taxes	$(11,331)	$16,691
Income tax benefit	$(13,597)	$(4,840)
Effective tax rate	120%	(29%)

Our effective tax rate for the three months ended March 31, 2013 was different than the United States federal statutory rate of 35% due primarily to benefits recognized for research and development tax credits in the U.S. and lower taxes rates on earnings in foreign jurisdictions. The benefits were offset partially by non-deductible expenses related to the Merger. Additionally, we recorded the following discrete items during the three months ended March 31, 2013: a $5.5 million tax benefit for the retroactive effect of the reinstatement of the U.S. federal research and development tax credit; and a tax benefit of $4.0 million for a reduction in our net unrecognized tax benefits due to the expiration of a statute of limitations.

Our effective tax rate for the three months ended March 31, 2012 was less than the United States federal statutory rate of 35% due primarily to tax benefits related to investments in a foreign subsidiary totaling $9.1 million and lower tax rates on earnings in foreign jurisdictions. Additionally, during the three months ended March 31, 2012, we recorded as a discrete item a decrease in income tax expense of $1.0 million related to the successful appeal of a U.S. tax audit. Our effective tax rate for the three months ended March 31, 2012 does not include any benefit for the U.S. research and development tax credit as this credit expired on December 31, 2011 and was not reinstated (retroactive from January 1, 2012 through December 31, 2013) until January 2, 2013. Research and development tax credits generated during 2012 are reflected as the $5.5 million discrete item recorded during the three months ended March 31, 2013 noted above.

As of March 31, 2013, the balance of our net unrecognized tax benefits is $7.7 million, a decrease of $700,000 from December 31, 2012. This decrease is due primarily to the expiration of a statute of limitations noted above, offset partially by additions for tax positions related to the prior year. The remaining changes reflect accrued interest and changes in foreign exchange rates.

We are subject to taxation in the United States and in various states and foreign jurisdictions. Our tax years 2009 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions. We are currently under audit in the states of California and New York and in our Korean subsidiary.

It is reasonably possible that the examination phase of these audits may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and results of operations. However, based on the status of the various examinations or appeals in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

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

We record a provision for warranty, which is included in cost of revenue and is recorded at the time that the related revenue is recognized. The warranty period and terms for light sources and replacement parts varies by light source system model. We review our warranty provision using a statistical financial model which calculates actual historical expenses, product failure rates, and potential risks associated with our different product models. We then use this financial model to calculate the future probable expenses related to warranty and the required level of the warranty provision. Throughout the year, we review the risk levels, historical cost information and failure rates used within this model and update them as information changes over the product’s life cycle. For new product offerings, such as extreme ultraviolet (“EUV”) sources, for which we have limited or no historical failure rates, we estimate our future probable expenses related to the warranties based on an evaluation of parts covered under warranty and their expected failure rates determined through internal testing and analysis. If actual warranty expenditures differ substantially from our estimates, revisions to the warranty provision would be required. Actual warranty expenditures are recorded against the warranty provision as they are incurred. Consumed parts under warranty, when returned, are recorded as reductions to warranty expenditures during the period at their estimated fair value. We do not include the return of consumed parts in our statistical financial model used to estimate our provision for warranty because the specific parts and their estimated future fair value when returned, if any, cannot be reasonably estimated at the time revenue is recorded.

The following provides the changes in the product warranty accrual (in thousands):

Balance at January 1, 2013	$7,202
Accruals for warranties issued during the period	395
Changes in liability related to pre-existing warranties	(995)
Warranty expenditures (1)	(944)

Balance at March 31, 2013	$5,658

(1)	Warranty expenditures are net of consumed parts returned of $103,700.

Intellectual Property Indemnifications

We agree to indemnify certain of our customers in the general purchase agreements with our three lithography tool manufacturer customers, ASML, Canon and Nikon, and under certain of our development and supply agreements. These indemnifications generally include both general and intellectual property indemnification provisions that provide we defend these parties against certain infringement claims directed against our products. Under the indemnification provisions, we would pay costs and damages attributable to the infringement claims, including attorneys’ fees associated with settlements or defenses in respect of such claims, provided that certain conditions are satisfied. As of March 31, 2013, we were not subject to any pending general or intellectual property-related litigation or claims. We have not received any requests for nor have we been required to make any payments under these indemnification provisions.

Employment Contracts

We have employment contracts with five officers and key management under which severance payments would become payable after a change in control in the event of specified terminations without cause or terminations under certain circumstances. In addition, vesting of stock-based compensation would accelerate upon the occurrence of the requisite triggers. If severance payments under the current employment agreements were to become payable, the individual severance payments, as of March 31, 2013, would range from $429,000 to $2.9 million, and total severance payments for all five individuals would be $7.3 million.

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

Commitments and Contingencies Related to Merger with ASML.

Merger Related Fees

Pursuant to an engagement letter between us and Goldman Sachs & Co., we have agreed to pay Goldman Sachs & Co. a transaction fee based on a percentage of the aggregate consideration to be paid pursuant to the Merger Agreement. Assuming the closing of the Merger occurred on April 16, 2013, such fee would have been approximately $36.0 million, $6.0 million of which was paid upon execution of the Merger Agreement and the remainder of which is payable immediately prior to closing of the Merger. Through March 31, 2013, we have recorded an additional $4.5 million in fees to other service providers relating to the Merger, and will owe an additional $2.4 million for this time period contingent upon closing of the Merger. During the three months ended March 31, 2013, we recorded $1.7 million of expenses related to the Merger.

2012 Short Term Incentive Plan and Profit Sharing Program Payments

During 2012, we did not meet our performance targets under our bonus and profit sharing plan and, therefore, did not have any amounts accrued at December 31, 2012. Pursuant to the Merger Agreement, we will pay 2012 annual bonuses and profit sharing on the closing date of the Merger. Each employee in good standing as of the closing date will be entitled to receive 50% of their 2012 target short term incentive plan bonus award or 50% of their target profit sharing award. The estimated total amount of such bonuses and profit sharing is approximately $11.7 million, and will be paid only if the Merger is completed.

Termination Fee

If the Merger Agreement is terminated, depending upon the reason for terminating the Merger Agreement, we may be required to pay ASML a termination fee of $75.0 million.

Accelerated Vesting Rights

Pursuant to the Merger Agreement, unvested options and RSUs held by our outside directors will be cashed-out at closing of the Merger. This will accelerate the vesting of these options and RSUs and result in additional stock-based compensation expense of up to $693,000, depending on the closing date of the Merger.

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

We incurred charges in the first quarter of 2013 related to the discontinuance in new products development in the display products business of $665,000 primarily for employee-related costs. These charges are expected to be the only cash expenditures associated with discontinuing the display products business, with the exception of potential refunds of up to $13.2 million in customer deposits on tools that have been delivered but not yet accepted by the customer.

Information related to our operating segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Light source products	$99,555	$150,498
Display products	0	0

	$99,555	$150,498

Operating (loss) income:
Light source products	$(8,952)	$21,071
Display products	(3,221)	(4,397)

	$(12,173)	$16,674

	March 31, 2013	December 31, 2012
Total assets:
Light source products	$1,044,395	$1,007,749
Display products	13,153	15,481

	$1,057,548	$1,023,230

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities Exchange Commission on February 15, 2013.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, references to the proposed merger between Cymer and ASML; the outlook for the semiconductor industry and us; expected timelines for the adoption of new photolithography, extreme ultraviolet technologies by customers; expected domestic and international product sales and development; our research and development activities and expenditures; the development and intended commercialization of our extreme ultraviolet sources; adequacy of our capital resources and investments; effects of business cycles in the semiconductor business; our competitive position; and our relationships with customers and third-party manufacturers of our products. These statements may contain words such as “believes,” “anticipates,” “expects,” “plans,” “intends” and words of similar meaning. In addition, statements regarding backlog and book-to-bill ratios should not be read as predictions or projections of future performance. Forward-looking statements are predictions based on current information and our expectations, and involve a number of risks and uncertainties. The underlying information and our expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, the possibility that (1) Cymer and ASML may be unable to obtain regulatory approvals required for the merger or may be required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals; (2) the length of time necessary to consummate the proposed merger may be longer than anticipated; (3) problems may arise in successfully integrating the businesses of Cymer and ASML; (4) the proposed merger may involve unexpected costs; (5) the businesses may suffer as a result of uncertainty surrounding the proposed merger; (6) the industry may be subject to future risks that are described in SEC reports filed by Cymer and ASML; and (7) those contained under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements herein speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

Completion of the Merger is subject to the satisfaction or waiver of certain remaining conditions, including, among others: (i) receipt of certain consents and approvals from competition regulators in Japan and South Korea, (ii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iii) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

We anticipate that the Merger will close in the second quarter of 2013.

OVERVIEW

Revenue of $99.6 million in the first quarter of 2013 represented a 34% decrease over the first quarter of 2012. The decrease over prior year is primarily due to reduced demand for DUV light sources and a decrease in EUV source revenue of $22.7 million as we had no EUV source system customer acceptances in the first quarter of 2013. Revenue generated by our installed based products remained strong and provided a 3% increase over prior year. For the first quarter of 2013, we shipped 8 DUV light sources, of which 6 were krypton and fluorine (“KrF”) and 2 were argon and fluorine (“ArF”) immersion.

Gross margin was 51.5% in the first quarter of 2013, an increase from gross margin of 50.2% in the first quarter of 2012. The increase in gross margin from the first quarter of 2012 was due primarily to the sale of three EUV 3100 sources in the first quarter of 2012 at a low gross margin, offset partially by a write down of inventory during the current quarter.

Operating expenses of $63.5 million in the first quarter of 2013 represent an 8% increase over the first quarter of 2012 primarily due to our increased investment in EUV source development and merger related fees. Operating expenses as a percentage of revenue increased to 63.7% in the first quarter of 2013, compared to 39.1% in the first quarter of 2012.

As a result of the above, we reported first quarter 2013 net income of $2.3 million, compared to $21.5 million net income in the first quarter of 2012. Additionally, our cash and investments were $284.4 million at March 31, 2013. Net cash used in operations for the three months ended March 31, 2013 was $622,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of these financial statements requires us to make estimates and use judgment that may impact the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent liabilities. As a part of our ongoing internal processes, we regularly evaluate our estimates and judgments associated with revenue recognition, inventory valuation, warranty obligations, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets valuation, goodwill valuation, assets and liabilities valuation, and contingencies and litigation. We base these estimates and judgments upon historical information, projected information, and other facts and assumptions that we believe to be valid and reasonable under the circumstances. These assumptions and facts form the basis for making judgments and estimates and for determining the carrying values of our assets and liabilities that are not apparent from other sources. Adverse global economic conditions, illiquid credit markets, volatile equity, foreign currency fluctuations and declines in consumer spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, particularly those related to the condition of the economy, actual results could differ significantly from these estimates.

We believe that revenue recognition, inventory valuation, warranty obligations, stock-based compensation, allowance for doubtful accounts, long-lived assets valuation, and income taxes require more significant judgments and estimates in the preparation of our unaudited consolidated financial statements than do other of our accounting estimates and judgments.

There have been no changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth certain items in our unaudited consolidated statements of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of revenue	48.5	49.8

Gross profit	51.5	50.2

Operating expenses:
Research and development	45.7	28.1
Sales and marketing	5.6	4.3
General and administrative	12.4	6.7

Total operating expenses	63.7	39.1

Operating (loss) income	(12.2)	11.1
Other income	0.8	—

(Loss) income before income taxes	(11.4)	11.1
Income tax benefit	13.7	3.2

Net income	2.3%	14.3%

Three Months Ended March 31, 2013 and 2012

Revenue. The following table summarizes the components of our revenue (in thousands, except units sold):

	Three Months Ended
	March 31,		Growth/Decline
	2013	2012	$/Units	Percent
DUV:
Light sources revenue	$5,904	$36,693	$(30,789)	(84%)

Light source units sold	8	26	(18)	(69%)

Light sources average selling price (1)	$980	$1,478	$(498)	(34%)

EUV:
Light sources revenue	$—	$22,700	$(22,700)

Light source units sold	—	3	(3)

Light sources average selling price (1)	$—	$7,567	$(7,567)

Display Products:
Silicon crystallization tools revenue	$—	$—	$—

Silicon crystallization tool units sold	—	—	—

Silicon crystallization tools average selling price (1)	$—	$—	$—

Installed base product revenue	$93,651	$91,105	$2,546	3%

Total revenue	$99,555	$150,498	$(50,943)	(34%)

(1)	For purposes of calculating the average selling price of our light sources, we exclude the effect of deferred revenue between periods in order to present the actual average selling price per unit sold.

Total revenue, compared to the same period in the prior year, decreased primarily due to no EUV source system customer acceptances during the current quarter and reduced demand for DUV light sources . These decreases were offset partially by increased demand for our installed base products. The average selling price of our DUV light sources decreased due to a change in the DUV product mix of light sources sold when compared to the same period in the prior year, as KrF light sources have a lower average selling price than ArF light sources.

Sales to ASML, Nikon, Hynix and Samsung amounted to 5%, 9%, 16% and 17%, respectively, of total revenue for the quarter ended March 31, 2013, and 34%, 10%, 9% and 10%, respectively, of total revenue for the quarter ended March 31, 2012.

Our sales to external customers consist of sales generated from each of the following geographic locations in which we do business (in thousands):

	Three Months Ended
	March 31,		Growth/Decline
	2013	2012	Dollars	Percent
United States	$19,360	$66,819	$(47,459)	(71%)
Korea	28,960	24,770	4,190	17%
Japan	15,794	25,326	(9,532)	(38%)
Taiwan	15,729	14,150	1,579	11%
Other Asia (China and Singapore)	11,893	11,674	219	2%
Europe	7,819	7,759	60	1%

Total revenue	$99,555	$150,498	$(50,943)	(34%)

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

Our backlog for DUV light sources and replacement parts at March 31, 2013 was $37.7 million compared to $56.2 million at March 31, 2012. DUV bookings for the quarter ended March 31, 2013 and 2012 were $96.3 million and $135.8 million, respectively. The DUV book-to-bill ratio for the quarter ended March 31, 2013 was 0.97 compared to 1.06 for the quarter ended March 31, 2012. The decrease in backlog and bookings year over year primarily reflects continued softened demand as chipmakers assess their capital equipment needs.

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

The cost of revenue decreased to $48.3 million for the quarter ended March 31, 2013 from $75.0 million for the same period in the prior year. Gross profit decreased to $51.3 million with a 51.5% gross margin for the quarter ended March 31, 2013 from $75.5 million with a 50.2% gross margin for the same period in the prior year. The increase in gross margin from the first quarter of 2012 was due primarily to the sale of three EUV 3100 sources in the first quarter of 2012 at a low gross margin, offset partially by a $5.9 million write down of inventory during the current quarter. The write down of inventory during the current quarter resulted from design changes in our EUV 3300 sources that increased the costs of the sources such that the related inventory exceeded its estimated net realizable value based on the current contract pricing with ASML for the first twelve EUV 3300 sources.

Research and development. Research and development expenses include costs of continuing product development projects, which consist primarily of employee and material costs, depreciation of equipment and other engineering related costs. Research and development expenses increased 7.6% to $45.5 million for the quarter ended March 31, 2013 from $42.3 million for the same period in the prior year primarily due to our increased investment in EUV source commercialization and development when compared to the same period in the prior year. In addition, research and development expenses included $1.4 million and $3.5 million for 2013 and 2012, respectively, for our display products segment. As a percentage of total revenue, research and development expenses increased to 45.7% for the quarter ended March 31, 2013 from 28.1% for the same period in the prior year.

Sales and marketing. Sales and marketing expenses include sales, marketing, customer support staff and other marketing expenses. Sales and marketing expenses decreased 14.5% to $5.5 million for the quarter ended March 31, 2013 from $6.5 million for the same period in the prior year. The decrease in sales and marketing expenses primarily reflects decreased employee related costs and decreased travel costs when compared to the same period in the prior year. Included in sales and marketing expenses were $664,000 and $453,000 for the quarters ended March 31, 2013 and 2012, respectively, for our display products segment. As a percentage of total revenue, sales and marketing increased to 5.6% for the quarter ended March 31, 2013 compared to 4.3% for same period in the prior year.

General and administrative. General and administrative expenses consist primarily of management and administrative personnel costs, professional services including external audit and consultant fees, and administrative operating costs. General and administrative expenses increased 23.5% to $12.4 million for the quarter ended March 31, 2013 from $10.0 million for the same period in the prior year. The increase in general and administrative expenses primarily reflects legal fees associated with the pending Merger with ASML. Included in general and administrative expenses were $225,000 and $211,000 for the quarters ended March 31, 2013 and 2012, respectively, for our display products segment. As a percentage of total revenue, general and administrative expenses increased to 12.4% for the quarter ended March 31, 2013 compared to 6.7% for the same period in the prior year.

Other income (expense). Other income (expense) consists primarily of interest income earned on our investment portfolio, foreign currency exchange gains or losses associated with fluctuations in the value of the functional currencies of our foreign subsidiaries against the U.S. Dollar and other items that may be specific to a reporting period. Other income was $842,000 for the quarter ended March 31, 2013 compared to $17,000 for the same period in the prior year. The increase is primarily due to foreign currency exchange gains of $683,000 for the quarter ended March 31, 2013 compared to foreign currency exchange losses of $263,000 for the same period in the prior year.

Income tax benefit. Income tax benefit of $13.6 million and $4.8 million reflect effective tax rates of 120% and 29% for the three months ended March 31, 2013 and 2012, respectively. The change in the effective tax rate for the three months ended March 31, 2013 was due primarily to an increase in the benefits recognized for the U.S. research and development tax credit offset partially by non-deductible expenses related to the Merger. Additionally, we recorded the following discrete items during the three months ended March 31, 2013: a $5.5 million tax benefit for the retroactive effect of the reinstatement of the U.S. federal research and development tax credit; and a tax benefit of $4.0 million for a reduction in our net unrecognized tax benefits due to the expiration of a statute of limitations. Our effective tax rate for the three months ended March 31, 2012 does not include any benefit for the U.S. research and development tax credit as this credit expired on December 31, 2011 and was not reinstated (retroactive from January 1, 2012 through December 31, 2013) until January 2, 2013. Research and development tax credits generated during 2012 are reflected as the $5.5 million discrete item recorded during the three months ended March 31, 2013 noted above. Additionally, during the three months ended March 31, 2012, we recorded $9.1 million of tax benefits related to write-offs of investments in a foreign subsidiary.

Our future effective tax rate depends on various factors, such as tax legislation and credits and the geographic compositions of our pre-tax income. Additionally, we are currently under audit in the states of California and New York and in our Korean subsidiary. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

A summary of cash (used in) provided by operating, investing and financing activities were as follows during the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013
Net cash used in operating activities	$(622)
Net cash privided by investing activities	54,202
Net cash provided by financing activities	2,726
Effect of exchange rate changes on cash and cash equivalents	(805)

Net increase in cash and cash equivalents	$55,501

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 primarily reflects net earnings for the period before depreciation, amortization, stock-based compensation and provision for deferred income taxes and an increase in accounts payable of $21.6 million, an increase in deferred revenue of $20.8 million related primarily to advance payments received from ASML for purchase orders under a multi-year supply agreement for EUV 3300 sources, and a decrease in accounts receivable of $16.8 million due to a decrease in system sales. These increases in cash were offset partially by an increase in inventories of $48.6 million related primarily to the build of our EUV 3300 sources in support of the multi-year agreement with ASML, an increase in other assets of $15.1 million and a decrease in other liabilities of $15.5 million. The increase in other assets and decrease in other liabilities was primarily due to the income tax benefit recorded during the period which increased our income taxes receivable and decreased our income taxes payable balances.

Investing Activities

The primary source of cash in investing activities during the three months ended March 31, 2013 reflects proceeds from sales of investments, net of purchases of $76.2 million offset by capital expenditures of $22.0 million primarily related to our investment in EUV.

Financing Activities

The primary sources of cash provided by financing activities during the three months ended March 31, 2013 are $1.5 million of proceeds and $4.4 million of excess tax benefits from the exercise of employee stock options. The sources of cash were offset partially by $3.0 million of install payments related to our prior acquisition of eDiag.

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

While we have agreed to merge with and into a wholly owned subsidiary of ASML, subject to regulatory approval and the satisfaction of other customary closing conditions, we believe that our operating cash flows, together with our current cash, cash equivalents and marketable securities will be sufficient to cover our working capital needs for our normal operations, and our investments in our new technologies, particularly EUV, for at least the next 12 months. There can be no assurance that the pending Merger will be completed. It is possible that we may need to raise additional funds to finance our activities or to acquire assets, products or new technologies beyond the next 12 months. We may also decide that it is prudent in the current business and economic environment to secure commitments to access additional capital, including equity or debt securities, to protect our long term liquidity position. However, we cannot provide assurance that these funding sources will be available on favorable terms, if at all. As of March 31, 2013, we have approximately $40.7 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

There are certain restrictive covenants in the Merger Agreement with ASML that may limit, among other things, the payment of dividends, the repurchase of stock, acquisitions, and capital expenditures. Accordingly, our cash will be primarily used as planned for investment in our research and development of EUV business during the period in which the Merger is pending.

In April 2008, our board of directors authorized us to repurchase up to $100.0 million of our common stock. During the three months ended March 31, 2013, we had no purchases under this program and $57.8 million remains available for share repurchases under this program. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

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

OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships with or enter into transactions with persons or entities that derive benefits from their non-independent relationship with us.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Forward contracts on forecasted transactions that hedge uncertain gross profit margins generally qualify for cash flow hedge accounting treatment. The effective portion of the gain or loss on the cash flow hedge is reported as a component of accumulated other comprehensive income or loss and is reclassified into earnings when the hedged transaction affects earnings. Once the underlying hedged transaction is recorded, we de-designate the derivative, cease to apply hedge accounting treatment to the transaction and record any further gains or losses to other income (expense). We can also experience ineffectiveness if the expected date of a hedged transaction is delayed beyond the maturity date of the cash flow hedge. In such an instance, the asset or liability value of a cash flow hedge is larger than the liability or asset value of the hedged transaction on a net present value basis, rendering the surplus amount ineffective which we record to other income (expense). If all or a portion of the forecasted transaction were cancelled, this would render all or a portion of the cash flow hedge ineffective and we would reclassify the ineffective portion of the hedge into other income (expense). We generally do not experience ineffectiveness of our cash flow hedges as a result of cancelled transactions and the accompanying unaudited consolidated statements of operations contain immaterial gains and losses due to time value differences. The second category of foreign currency risk occurs when transactions are recorded to our unaudited consolidated financial statements in a currency other than the applicable entity’s functional currency and the cash settlement of the transaction occurs at some point in the future. When transactions in non-functional currency are recorded to our unaudited consolidated financial statements, any changes in the recorded amounts resulting from fluctuations in the value of that currency will be recorded to other income (expense). In order to mitigate these revaluation gains and losses, we enter into derivative financial instruments, principally forward contracts. The forward contracts that hedge transactions that have been recorded to our unaudited consolidated financial statements are not designated as hedges, and we record changes in their fair value to other income (expense) in order to attempt to offset gains and losses on the underlying transactions. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an immaterial adverse effect on income before income taxes at March 31, 2013 and an adverse effect on income before income taxes of approximately $335,000 at March 31, 2012. These changes at March 31, 2013 and 2012 are after consideration of the offsetting effect of approximately $12.8 million and $12.9 million, respectively, from forward exchange contracts in place at that time. These reasonably possible adverse changes in foreign currency exchange rates of 20% were applied to net assets and liabilities denominated in currencies other than the functional currencies at the balance sheet dates to compute the adverse effect these changes would have had on our income before income taxes in the near term.

At March 31, 2013, we had outstanding forward contracts to buy $40.5 million in exchange for South Korean Won, $19.0 million in exchange for Taiwanese Dollars and to sell $6.0 million in exchange for Japanese Yen and $34.0 million in exchange for Euros. These contracts expire on various dates through February 2014. The fair value of all our forward contracts totaled an asset of $137,000 and a liability of $1.6 million at March 31, 2013. The deferred loss, net of tax, for those that qualified for hedge accounting treatment was $890,000 as of March 31, 2013.

INVESTMENT RISK

We maintain an investment portfolio consisting primarily of government and corporate fixed income securities, commercial paper and money market funds. While it is our general intent to hold such securities until maturity, we will occasionally sell certain securities for cash flow purposes. Therefore, our investments are classified as available-for-sale and are carried on the balance sheet at fair value. If interest rates were to increase instantaneously and uniformly by 100 basis points, the fair market value of our investment portfolio as of March 31, 2013 would decrease by $256,000.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013, have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

RISKS RELATED TO THE MERGER WITH ASML

The market price of ASML ordinary shares may decline following the completion of the Merger or during the period of time between the date of this Quarterly Report on Form 10-Q and the date on which our stockholders are entitled to receive ASML ordinary shares pursuant to the Merger Agreement.

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

In addition, the market price of the ASML ordinary shares may fluctuate or decline during the period of time between the date of this Quarterly Report on Form 10-Q and the date on which our stockholders entitled to receive ASML ordinary shares pursuant to the Merger Agreement actually receive ASML ordinary shares. These fluctuations may be caused by changes in the businesses, operations, results and prospects of either the Company or ASML, market expectations of the likelihood that the Merger will be completed and the timing of the completion, general market and economic conditions or other factors. The actual market value of the ASML ordinary shares, when received by our stockholders, will depend on the market value of those ASML ordinary shares on that date. This market value may be less than the value of the ASML ordinary shares at the time the Merger Agreement was signed or on the date of the Special Meeting.

The Company and ASML may be unable to obtain the regulatory approvals required to complete the Merger.

Under the HSR Act, the Merger could not be completed until notification and report forms were filed with the U.S. Federal Trade Commission (the “FTC”), and the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”), and the applicable waiting period expired or was terminated. The Company and ASML filed our respective notification and report forms under the HSR Act with the FTC and the Antitrust Division on November 9, 2012. On April 5, 2013, the required clearances were received from the Antitrust Division, and the waiting period under the HSR Act was terminated.

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

Clearances and consents or the expiration or termination of applicable waiting periods under competition laws in Germany, Israel, Japan, South Korea, and Taiwan also are conditions to the Merger. On December 17, 2012, the required clearances were received under the competition laws in Germany. On February 13, 2013, the required clearances were received under the competition laws in Israel. On March 8, 2013, the required clearances were received under the competition laws in Taiwan.

In addition, ASML and the Company agreed that the Merger is also conditioned upon the favorable review of the Merger by the Committee on Foreign Investments in the United States (“CFIUS”). This condition was satisfied on January 3, 2013, when CFIUS notified the Company and ASML that there are no unresolved national security concerns with respect to the Merger, and that CFIUS review was therefore concluded.

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our future business and financial results and our stock price.*

Completion of the Merger is subject to certain remaining conditions, including, among others: (i) receipt of certain consents and approvals from competition regulators in Japan and South Korea jurisdictions, , (ii) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, and (iii) the listing of the ASML ordinary shares to be issued to the Company’s stockholders in the Merger on NASDAQ having been authorized. Additionally, ASML is not required to complete the Merger if there is any pending action or proceeding by any governmental entity of competent jurisdiction challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to prohibit the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect, and the other party having performed in all material respects its obligations under the Merger Agreement.

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

As of March 31, 2013, we have shipped, received customer acceptance and recorded revenue for six EUV 3100 pilot sources. We also received orders for our next generation EUV 3300 sources. We currently record revenue associated with EUV sources when customer acceptance is received equal to amounts that are fixed and determinable at the date of acceptance.

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

	Three Months Ended March 31,
	2013	2012
ASML	5%	34%
Nikon	9%	10%
Hynix	16%	9%
Samsung	17%	10%

Total	47%	63%

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

•	a decision to purchase light sources, silicon crystallization tools or other products from other suppliers;

•	a change in a customer’s production or utilization rate; and

•	a decline in a customer’s financial condition.

These companies accounted for the following percentages of our total accounts receivable at the dates indicated:

	March 31, 2013	December 31, 2012
ASML	4%	4%
Nikon	6%	15%
Hynix	18%	18%
Samsung	7%	6%

Total	35%	43%

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

From time to time, we are audited by various state, federal and tax authorities of the countries in which we operate. Our tax years 2009 and forward are subject to examination by the IRS, our tax years 2000 and forward are subject to examination by material state jurisdictions, and our tax years 2004 and forward are subject to examination by material foreign jurisdictions. We are currently under audit in the states of California and New York and in our Korean subsidiary. No outcome for a particular audit can be determined with certainty prior to the conclusion of the audit and any appeals process.

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

It is reasonably possible that the examination phase of our current audits may conclude in the next 12 months, and that the related tax reserves or unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate and our results of operations. In addition, our external costs of contesting and settling any dispute with the tax authorities could be substantial and adversely impact our financial position and results of operation.

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

At March 31, 2013, we have $40.7 million of cash and cash equivalents in foreign subsidiaries. In the event these cash amounts are needed to fund operations in the U.S., we believe we would not be liable for U.S. taxes in connection with repatriating these funds given that these funds would be used to repay existing intercompany payables and/or loans due to the U.S. parent company.

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

Various factors may significantly affect the market price and volatility of our common stock, including:

•	the market price of ASML stock;

•	regulatory approval of the Merger, which could affect the closing date of the Merger;

•	consummation of the Merger;

•	the cyclical nature of the semiconductor industry;

•	actual or anticipated fluctuations in our operating results, including our net income, revenue and product gross margins;

•	conditions and trends in lithography and other technology industries;

•	announcements of innovations in technology;

•	new products offered by us or our competitors;

•	developments of patents or proprietary rights;

•	changes in financial estimates by securities analysts;

•	global political, economic, and market conditions, including a recession or economic deterioration; and

•	failure to properly manage any single or combination of risk factors listed in this section.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) On April 21, 2008, we announced that our board of directors authorized us to repurchase up to $100 million of our common stock. The purchases have been made from time to time in the open market. We did not repurchase any shares during the first quarter of 2013, and the approximate dollar value of remaining shares that we are authorized to purchase under the program was $57.8 million at March 31, 2013. The program does not have a fixed expiration date and may be discontinued at any time. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

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

CYMER, INC.

Date: April 26, 2013	By:	/S/ PAUL B. BOWMAN
Paul B. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)